Form 10-Q
period 2011-12-30
VARIAN MEDICAL SYSTEMS INC
filed 2012-02-07
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 112,987,397 shares of common stock, par value $1 per share, outstanding as of January 27, 2012.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended December 30, 2011

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	December 30, 2011	December 31, 2010
Revenues:
Product	$456,797	$431,794
Service contracts and other	168,541	148,058

Total revenues	625,338	579,852

Cost of revenues:

Product	275,003	247,440
Service contracts and other	81,576	65,573

Total cost of revenues	356,579	313,013

Gross margin	268,759	266,839

Operating expenses:
Research and development	43,765	38,502
Selling, general and administrative	96,075	91,310

Total operating expenses	139,840	129,812

Operating earnings	128,919	137,027
Interest income	1,150	629
Interest expense	(829)	(555)

Earnings from operations before taxes	129,240	137,101
Taxes on earnings	39,006	40,612

Net earnings	$90,234	$96,489

Net earnings per share—basic	$0.80	$0.82

Net earnings per share—diluted	$0.79	$0.80

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—basic	112,267	118,170

Weighted average shares outstanding—diluted	114,370	121,212

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	December 30, 2011	September 30, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$606,317	$564,457
Short-term investment	25,289	19,205
Accounts receivable, net of allowance for doubtful accounts of $7,936 at December 30, 2011 and $6,034 at September 30, 2011	577,253	635,153
Inventories	444,665	409,962
Prepaid expenses and other current assets	140,677	111,875
Deferred tax assets	113,476	113,965

Total current assets	1,907,677	1,854,617

Property, plant and equipment, net	280,832	285,894
Goodwill	213,017	212,452
Other assets	179,805	145,798

Total assets	$2,581,331	$2,498,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$129,888	$154,946
Accrued expenses	272,216	290,009
Product warranty	48,489	50,128
Deferred revenues	142,032	140,173
Advance payments from customers	318,448	299,380
Short-term borrowings	175,000	181,400
Current maturities of long-term debt	6,250	9,876

Total current liabilities	1,092,323	1,125,912
Long-term debt	6,250	6,250
Other long-term liabilities	123,405	122,708

Total liabilities	1,221,978	1,254,870

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 112,784 and 112,344 shares issued and outstanding at December 30, 2011 and at September 30, 2011, respectively	112,784	112,344
Capital in excess of par value	530,029	500,922
Retained earnings	767,701	677,473
Accumulated other comprehensive loss	(51,161)	(46,848)

Total stockholders’ equity	1,359,353	1,243,891

Total liabilities and stockholders’ equity	$2,581,331	$2,498,761

(1)	The condensed consolidated balance sheet as of September 30, 2011 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	December 30, 2011	December 31, 2010
Cash flows from operating activities:
Net earnings	$90,234	$96,489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	10,501	12,564
Tax benefits from exercises of share-based payment awards	(485)	10,417
Excess tax benefits from share-based compensation	(1,227)	(9,236)
Depreciation	13,086	11,579
Amortization of intangible assets	900	786
Deferred taxes	(98)	2,603
Provision for doubtful accounts receivable	2,008	94
Income on equity investment in affiliate	(919)	(2,224)
Other	(121)	327
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	38,241	92,403
Inventories	(30,571)	(36,374)
Prepaid expenses and other current assets	(39,095)	(12,714)
Accounts payable	(24,836)	1,750
Accrued expenses	(19,504)	(24,847)
Deferred revenues	(1,308)	(14,577)
Product warranty	(1,109)	(533)
Advance payments from customers	19,068	12,712
Other long-term liabilities	(1,430)	(3,062)

Net cash provided by operating activities	53,335	138,157

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,756)	(22,611)
Investment in debt security	(6,084)	—
Acquisition of businesses, net of cash acquired	(9,832)	(300)
(Increase) decrease in cash surrender value of life insurance	(2,278)	198
Note repayment from affiliate and other, net	3,360	145
Other, net	55	(13)

Net cash used in investing activities	(22,535)	(22,581)

Cash flows from financing activities:
Proceeds from issuance of common stock to employees	19,377	76,806
Excess tax benefits from share-based compensation	1,227	9,236
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(33)	(79)
Net repayments under line of credit agreements	(6,400)	(20,000)
Repayments of bank borrowings	(3,626)	(67)
Other	(23)	—

Net cash provided by financing activities	10,522	65,896

Effects of exchange rate changes on cash and cash equivalents	538	1,826

Net increase in cash and cash equivalents	41,860	183,298

Cash and cash equivalents at beginning of period	564,457	520,221

Cash and cash equivalents at end of period	$606,317	$703,519

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of December 30, 2011 and September 30, 2011, results of operations for the three months ended December 30, 2011 and December 31, 2010, and cash flows for the three months ended December 30, 2011 and December 31, 2010. The results of operations for the three months ended December 30, 2011 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2012 is the 52-week period ending September 28, 2012, and fiscal year 2011 was the 52-week period that ended on September 30, 2011. The fiscal quarters ended December 30, 2011 and December 31, 2010 were both 13-week periods.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, accounts payable and short-term borrowings, approximate fair value due to their short maturities. The estimated fair value of our short-term investment also approximated the principal amount as there has not been significant change to the risks related to this investment since the closing of the loan to California Proton Treatment Center, LLC (“CPTC”). The fair value of the Company’s long-term debt was estimated to be $13.4 million at December 30,

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2011 and $17.2 million at September 30, 2011. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Investments in Privately Held Companies

Equity investments in privately held companies in which the Company holds at least a 20% ownership interest or in which the Company has the ability to exercise significant influence are accounted for by the equity method. Equity investments in privately held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are accounted for under the cost method. Equity investments accounted for under the cost method totaled $21.4 million at both December 30, 2011 and September 30, 2011. The Company’s equity investments in privately held companies are included in “Other assets” in the Consolidated Balance Sheets. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies. The Company did not have any impairment loss on equity investments in privately held companies for both the three months ended December 30, 2011 and December 31, 2010.

Reclassifications

Certain items in the condensed consolidated statements of cash flows have been reclassified to conform to the current fiscal year’s format. These reclassifications had no impact on previously reported total net earnings.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standard Codification (“ASC”) 210, “Balance Sheet,” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendment will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company does not expect this amendment to have a material impact on its consolidated financial position, results of operations and cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance, which must be applied retroactively, will be effective for the Company in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

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

2. BALANCE SHEET COMPONENTS:

(in millions)	December 30, 2011	September 30, 2011
Short-term Investment:
Corporate debt security:
Amortized cost	$25.3	$19.2
Unrealized gain (loss)	—	—

Fair value	$25.3	$19.2

The short-term investment, which represents a loan to CPTC, is classified as available-for-sale corporate debt security. See Note 15, “Variable Interest Entity.” The Company did not sell any of its short-term investment during the three months ended December 30, 2011.

The components of inventories were as follows:

	December 30, 2011	September 30, 2011
(In millions)
Inventories:
Raw materials and parts	$232.8	$231.9
Work-in-progress	72.4	54.5
Finished goods	139.5	123.6

Total inventories	$444.7	$410.0

The components of other long-term liabilities were as follows:

(In millions)	December 30, 2011	September 30, 2011
Long-term income taxes payable	$46.4	$44.8
Other	77.0	77.9

Total other long-term liabilities	$123.4	$122.7

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

The Company obtains Level 1 instrument valuations from quotes for transactions in active exchange markets involving identical assets. The Company’s valuation of its Level 2 instruments includes valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to twelve months in duration. The Company values its Level 3 contingent consideration liabilities based on the income approach using key assumptions that include estimated probabilities of achievement of milestones related to market acceptance of the products of an acquired business and estimated discount rates corresponding to the periods of expected payments. The Company’s Level 3 corporate debt security is valued based on the income approach using key assumptions that include estimated probabilities of default by the counterparty and the London Interbank Offered Rate (“LIBOR”). The fair value of the option to purchase a company, a Level 3 asset, is based on the income approach using key assumptions that include projected operating results of the company and an estimated discount rate corresponding to the period of expected payment.

There were no significant transfers of assets or liabilities between fair value measurement levels during either the three months ended December 30, 2011 or the three months ended December 31, 2010. Transfers between fair value measurement levels are recognized at the end of the reporting period.

In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities that were measured at fair value on a recurring basis.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)

Assets at December 30, 2011:
Money market funds	$8.9	$—	$—	$8.9
Option to purchase a company	—	—	1.4	1.4
Corporate debt security	—	—	25.3	25.3

Total assets measured at fair value	$8.9	$—	$26.7	$35.6

Liabilities at December 30, 2011:
Derivative liabilities	$—	$—	$—	$—
Contingent consideration	—	—	(5.0)	(5.0)

Total liabilities measured at fair value	$—	$—	$(5.0)	$(5.0)

Assets at September 30, 2011:
Money market funds	$1.3	$—	$—	$1.3
Option to purchase a company	—	—	1.4	1.4
Corporate debt security	—	—	19.2	19.2

Total assets measured at fair value	$1.3	$—	$20.6	$21.9

Liabilities at September 30, 2011:
Contingent consideration	$—	$—	$(0.1)	$(0.1)

Total liabilities measured at fair value	$—	$—	$(0.1)	$(0.1)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at December 30, 2011:
Cash and cash equivalents	$7.8	$—	$—	$7.8
Short-term investment	—	—	25.3	25.3
Other assets	1.1	—	1.4	2.5

Total assets measured at fair value	$8.9	$—	$26.7	$35.6

Liabilities at December 30, 2011:
Accrued liabilities	$—	$—	$(0.4)	$(0.4)
Other long-term liabilities	—	—	(4.6)	(4.6)

Total liabilities measured at fair value	$—	$—	$(5.0)	$(5.0)

Assets at September 30, 2011:
Cash and cash equivalents	$0.2	$—	$—	$0.2
Short-term investment	—	—	19.2	19.2
Other assets	1.1	—	1.4	2.5

Total assets measured at fair value	$1.3	$—	$20.6	$21.9

Liabilities at September 30, 2011:
Other long-term liabilities	$—	$—	$(0.1)	$(0.1)

Total liabilities measured at fair value	$—	$—	$(0.1)	$(0.1)

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Corporate Debt Security	Contingent Consideration	Option to Purchase a Company
Balance at September 30, 2011	$19.2	$(0.1)	$1.4
Purchases, sales, issuances, and settlements, net	6.1	(4.9)	—

Balance at December 30, 2011	$25.3	$(5.0)	$1.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and the related allowance for doubtful accounts, notes receivable and short-term investment, are presented in the following table:

(In millions)	December 30, 2011	September 30, 2011
Accounts receivable with contractual maturities of more than one year:
Gross amount	$28.1	$16.2
Allowance for doubtful accounts	—	—

Net amount	$28.1	$16.2

Amount past due	$0.7	$1.2

Note receivable:
Note receivable from related party	$5.4	$8.8

Total note receivable	$5.4	$8.8

Amount past due	$—	$—

Short-term investment:
Total short-term investment[1]	$25.3	$19.2

Amount past due	$—	$—

[1]	Represents a loan to CPTC. See Note 15, “Variable Interest Entity.”

During the three months ended December 30, 2011, the Company sold $5.1 million of accounts receivable with contractual maturities of more than one year. There was no activity in the allowance for doubtful financing receivable accounts during the three months ended December 30, 2011.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	December 30, 2011	September 30, 2011
Intangible Assets:
Acquired existing technology	$31.6	$26.0
Patents, licenses and other	21.7	19.6
Customer contracts and supplier relationship	10.5	10.4
Accumulated amortization	(44.6)	(43.7)

Net carrying amount	$19.2	$12.3

Amortization expense for intangible assets was $0.9 million and $0.8 million for the three months ended December 30, 2011 and December 31, 2010, respectively. The Company estimates amortization expense on a straight-line basis for the remaining nine months of fiscal year 2012, fiscal year 2013, fiscal year 2014, fiscal year 2015, fiscal year 2016 and thereafter, will be as follows (in millions): $2.3, $2.8, $2.0, $1.7 and $10.4, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at September 30, 2011	$130.5	$6.1	$75.9	$212.5
Acquisition of a business	2.5	—	—	2.5
Foreign currency translation adjustments	—	—	(2.0)	(2.0)

Balance at December 30, 2011	$133.0	$6.1	$73.9	$213.0

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

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income on the equity investment in dpiX Holding of $0.9 million in the three months ended December 30, 2011 and income of $2.2 million in the three months ended December 31, 2010. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $46.2 million at December 30, 2011 and $46.7 million at September 30, 2011.

VMS entered into a loan agreement with dpiX in February 2009, which was amended in December 2011, under which VMS had loaned $8.8 million to dpiX. The loan bears interest at prime plus 1% per annum. Interest is payable in full according to a quarterly schedule that began in April 2009. The principal balance is due and payable to VMS in installments, of which $3.4 million was due and paid in December 2011and the balance, together with accrued and unpaid interest and all other related amounts payable, is due and payable on or before December 31, 2013. As of December 30, 2011, the amount outstanding under this loan agreement was $5.4 million, which was included in “Other assets” in the Condensed Consolidated Balance Sheet. As of September 30, 2011, the amount outstanding under this loan agreement was $8.8 million, which was included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets. The Company evaluates the collectability of its note receivable with dpiX at least on a quarterly basis, considering the timeliness of recurring payments as well as its financial position and cash flows, and would recognize an impairment loss for any amount the Company deemed uncollectible.

During the three months ended December 30, 2011 and December 31, 2010, the Company purchased glass transistor arrays from dpiX totaling approximately $5.4 million and $6.6 million, respectively. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues—product” in the Condensed Consolidated Statements of Earnings for these periods.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

7. CREDIT FACILITY

VMS has a credit agreement with Bank of America, N.A. (“BofA”). As amended to date, the credit agreement with BofA provides for a revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $300 million (the “Amended BofA Credit Facility”). A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of December 30, 2011, VMS had pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

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

The Amended BofA Credit Facility may be used for working capital, capital expenditures, permitted VMS share repurchases, permitted acquisitions and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either (i) based on the LIBOR plus a margin of 0.75% to 1.25% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA, depending upon the Company’s instructions to BofA. The Company may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. Under the Amended BofA Credit Facility, the Company pays commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility, as well as the Japanese Line of Credit, will expire on June 30, 2012, if not extended by mutual agreement of VMS and BofA.

At December 30, 2011, a total of $175 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.04%, none of which was outstanding under the Japanese Line of Credit. At September 30, 2011, a total of $181 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.05%, none of which was outstanding under the Japanese Line of Credit. Up to $25 million of the Amended BofA Credit Facility can be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of December 30, 2011 or September 30, 2011.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. The foreign currency forward contracts range from one to twelve months in maturity. As of December 30, 2011, the Company did not have any foreign currency forward contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive (loss)” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three months ended December 30, 2011 and December 31, 2010, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of December 30, 2011, all forecasted cash flows were still probable to occur. As of September 30, 2011, net unrealized loss on derivative instruments before tax, of $11,000, was included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. As of December 30, 2011, net unrealized loss on derivative instruments of $50,000, before tax, was included in “Accumulated other comprehensive loss,” and is expected to be reclassified to earnings over the twelve months that follow.

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward contracts are short term in nature, typically with a maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment and are not designated as hedging instruments under ASC 815. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency rate movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	At December 30, 2011
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$22.0	$—
British pound	—	4.1
Canadian dollar	—	5.1
Euro	148.8	—
Indian rupee	3.9	—
Japanese yen	55.7	—
Norwegian krone	2.7	—
Swedish krona	4.9	—
Swiss franc	—	65.7

Totals	$238.0	$74.9

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended
(In millions)	December 30, 2011	December 31, 2010
Selling, general and administrative expenses	$1.7	$4.8

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company merges or transfers its assets or liabilities to another entity. As of December 30, 2011 and September 30, 2011, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 30 2011	December 31, 2010
Accrued product warranty, at beginning of period	$50.1	$53.2
Charged to cost of revenues	11.2	9.9
Actual product warranty expenditures	(12.8)	(10.1)

Accrued product warranty, at end of period	$48.5	$53.0

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165 million loan facility for CPTC, under which the subsidiary committed to loan up to $115 million to finance the construction and start-up operations of a proton therapy center. See Note 15, “Variable Interest Entity” for a detailed discussion.

In September 2011, the Company entered into a commercial agreement in which the Company agreed to resell a third party company’s products. As part of that agreement, the Company agreed to make guaranteed prepayments of $67 million to that third party for orders of its products that the Company will resell to end-user customers. As of December 30, 2011, the Company had remaining guaranteed prepayment obligations of $21 million in fiscal year 2012 and $21 million in fiscal year 2013 under this commercial agreement.

Environmental Remediation Liabilities

The Company’s operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of the Company’s past and present operations and facilities, the Company oversees various environmental cleanup projects and also reimburses certain third parties for cleanup activities. Those include facilities sold as part of the Company’s electron devices business in 1995 and thin film systems business in 1997. In addition, the U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which the Company or the facilities of the sold businesses were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). In connection with the CERCLA sites, the Company to date has been required to pay only modest amounts as its contributions to cleanup efforts. Under the agreement that governs the spin-offs of Varian, Inc. (“VI”), now a wholly owned subsidiary of Agilent Technologies Inc., and Varian Semiconductor Equipment Associates, Inc. (“VSEA”), now a wholly owned subsidiary of Applied Materials, Inc., VI and VSEA are each obligated to indemnify the Company for one-third of the environmental cleanup costs associated with corporate, discontinued or sold operations prior to the spin-offs (after adjusting for any insurance proceeds or tax benefits received by the Company), as well as fully indemnify the Company for other liabilities arising from the operations of the business transferred to it as part of the spin-offs.

The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended December 30, 2011 and December 31, 2010, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of December 30, 2011, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.1 million to $9.3 million. The time frames over which these

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

cleanup project costs are estimated vary, ranging from one year up to thirty years as of December 30, 2011. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.1 million for these cleanup projects as of December 30, 2011. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of December 30, 2011, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.1 million to $37.8 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of December 30, 2011. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $14.1 million at December 30, 2011. Accordingly, the Company has accrued $10.5 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.1 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $2.7 million at December 30, 2011 and $3.0 million at September 30, 2011, with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain commissioning services for a proton therapy system for a fixed price contract (the “Fixed Price Contract”). In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price. The balance of the loss accrual related to this contingency (the New Contract) was €0.9 million as of December 30, 2011. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended
(In thousands)	December 30, 2011	December 31, 2010
Defined Benefit Plans
Service cost	$1,109	$874
Interest cost	1,344	1,200
Settlement gain	(161)	—
Expected return on plan assets	(1,331)	(1,173)
Amortization of prior service cost	40	38
Recognized actuarial loss	621	513

Net periodic benefit cost	$1,622	$1,452

Post-Retirement Benefit Plans
Interest cost	$55	$62
Amortization of prior service cost	1	1
Recognized actuarial (gain) loss	21	13

Net periodic benefit cost	$77	$76

The Company made contributions to the defined benefit plans of $5.0 million during the three months ended December 30, 2011. The Company currently expects total contributions to the defined benefit plans for fiscal year 2012 will be approximately $9.6 million. The Company made contributions to the post-retirement benefit plans of $0.1 million during the three months ended December 30, 2011. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2012 will be approximately $0.5 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

11. INCOME TAXES

The Company’s effective tax rate was 30.2% for the three months ended December 30, 2011, compared to 29.6% for the same period of fiscal year 2011. The increase in the Company’s effective tax rate for the three-month period ended December 30, 2011 was primarily due to the earlier period including a greater net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and the benefit of the retroactive reinstatement of the federal research and development credit.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the three months ended December 30, 2011; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of audit settlements in various jurisdictions.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During both the three months ended December 30, 2011 and December 31, 2010, the Company did not repurchase any VMS common stock.

As of December 30, 2011, the Company had an outstanding accelerated share repurchase agreement executed on August 25, 2011 with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that the Company ultimately will repurchase is based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on February 21, 2012, however since November 23, 2011 BofA has had the right to accelerate the end of the repurchase period. The August 2011 Repurchase Agreement provides that at the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, the Company may be entitled to receive additional shares of VMS common stock from BofA or the Company may be required to deliver VMS shares or, at its option, make a cash payment to BofA. The remaining $37.5 million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet at September 30, 2011 and December 30, 2011.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of December 30, 2011, 7,433,718 shares of VMS common stock remained available for repurchase under this repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended
(In thousands)	December 30, 2011	December 31, 2010
Net earnings	$90,234	$96,489
Other comprehensive income (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Settlement loss	91	—
Amortization of prior service cost included in net periodic benefit cost	36	34
Amortization of net actuarial loss included in net periodic benefit cost	513	413

	640	447
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain	(67)	(315)
Reclassification adjustments	42	403

	(25)	88
Currency translation adjustment	(4,928)	(4,455)

Other comprehensive loss	(4,313)	(3,920)

Total comprehensive earnings	$85,921	$92,569

13. EMPLOYEE STOCK PLANS

The table below summarizes the share-based compensation expense recognized under ASC 718 for stock awards under the Second Amended 2005 Plan and for the option component of the employee stock purchase plan shares:

	Three Months Ended
(In thousands, except per share amounts)	December 30, 2011	December 31, 2010
Cost of revenues—Product	$997	$549
Cost of revenues—Service contracts and other	462	780
Research and development	1,532	1,725
Selling, general and administrative	7,510	9,510
Taxes on earnings	(3,341)	(4,284)

Net decrease in net earnings	$7,160	$8,280

Increase (decrease) on:
Cash flows from operating activities (1)	$(1,227)	$(9,236)
Cash flows from financing activities (1)	$1,227	$9,236

(1)	Amounts represent excess tax benefits from share-based compensation.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the three months ended December 30, 2011, total share-based compensation expense recognized in earnings before taxes was $10.5 million and the total related recognized tax benefit was $3.3 million. During the three months ended December 31, 2010, total share-based compensation expense recognized in earnings before taxes was $12.6 million and the total related recognized tax benefit was $4.3 million. Total share-based compensation expense capitalized as part of inventory both for the three months ended December 30, 2011 and December 31, 2010 was $0.8 million.

During the three months ended December 30, 2011, the Company granted performance units to certain employees under the Second Amended and Restated 2005 Omnibus Stock Plan (the “Second Amended 2005 Plan”). The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are generally forfeited at the time of termination.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 30, 2011	December 31, 2010
Employee Stock Option Plans
Expected term (in years)	4.63	4.69
Risk-free interest rate	0.8%	1.3%
Expected volatility	37.1%	35.6%
Expected dividend	—	—
Weighted average fair value at grant date	$18.62	$20.49

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 30, 2011	December 31, 2010
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.1%	0.2%
Expected volatility	23.5%	11.2%
Expected dividend	—	—
Weighted average fair value at grant date	$12.82	$11.41

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 30, 2011	8,424	6,917	$45.90
Granted (1)	(2,519)	677	57.90
Cancelled or expired (2)	8	(4)	52.21
Exercised	—	(315)	41.18

Balance at December 30, 2011	5,913	7,275	$47.21	4.1	$145,030

Exercisable at December 30, 2011		6,041	$45.63	3.7	$129,999

(1) The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of restricted stock units and performance units. Restricted stock unit and performance unit awards were counted against the shares available for grant limit as 2.5 shares for every one awarded. In addition, the shares available for grant limit was further adjusted to reflect a maximum payout of 1.5 shares that could be issued for each performance unit granted.

(2) The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents the cancellation of shares of restricted common stock and restricted stock units due to employee terminations.

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $67.13 as of December 30, 2011, that last trading date of the first quarter of fiscal year 2012, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of December 30, 2011, there was $17.1 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2011	735	$47.36
Granted	681	58.76
Vested	(1)	55.55
Cancelled or expired	(1)	48.35

Balance at December 30, 2011	1,414	$52.84

As of December 30, 2011, unrecognized compensation expense totaling $50.5 million was related to restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.

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

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	December 30, 2011	December 31, 2010
Net earnings	$90,234	$96,489

Weighted average shares outstanding—basic	112,267	118,170
Dilutive effect of potential common shares	2,103	3,042

Weighted average shares outstanding—diluted	114,370	121,212

Net earnings per share—basic	$0.80	$0.82

Net earnings per share—diluted	$0.79	$0.80

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options and the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the awards or the sum of (a) the exercise price of the awards and (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock awards would be antidilutive to earnings per share. Accordingly, 689,789 shares at an average exercise price of $58.05 per share to be purchased under outstanding stock options or the employee stock purchase plan were excluded from the computation of diluted weighted average shares outstanding for the three months ended December 30, 2011. For the three months ended December 31, 2010, 640,610 shares at an average exercise price of $52.95 per share to be purchased under outstanding stock options or the employee stock purchase plan were excluded from the computation of diluted weighted average shares outstanding.

15. VARIABLE INTEREST ENTITY

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

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized under this service agreement. In addition, in September 2011, ORIX Capital Markets, LLC (“ORIX”) and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of December 30, 2011, the Company had funded $25.3 million of its $115.3 million commitment, which is reported as a current asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

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

As of December 30, 2011, in addition to the $25.3 million loan to CPTC, the Company has recorded $23.8 million in accounts receivable from CPTC. As of September 30, 2011, the outstanding loan balance to CPTC was $19.2 million and the accounts receivable balance from CPTC was $15.2 million. The Company’s exposure to loss as a result of its involvement with CPTC is limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table summarizes selected operating results information for each business segment:

	Three Months Ended
(In millions)	December 30, 2011	December 31, 2010

Revenues
Oncology Systems	$487	$452
X-ray Products	113	112

Total reportable segments	$600	$564
Other	25	16

Total company	$625	$580

Operating Earnings (Loss)
Oncology Systems	$112	$120
X-ray Products	27	30

Total reportable segments	$139	$150
Other	(10)	(8)
Corporate	—	(5)

Total company	$129	$137

17. BUSINESS COMBINATION

On October 3, 2011, the Company acquired all of the outstanding equity of Calypso Medical Technologies, Inc. (“Calypso”), a privately-held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. This acquisition, which was integrated into the Company’s Oncology Systems business, enables the Company to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments. This acquisition was accounted for as a business combination. The total purchase price of $15.8 million consisted of $10.9 million of cash consideration and $4.9 million of contingent consideration at fair value. Of the purchase price, $2.5 million was preliminarily allocated to goodwill, $7.9 million to amortizable intangible assets, and $5.4 million to net assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is not deductible for income tax purposes.

This business combination was not significant and therefore pro forma disclosures have not been presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of December 30, 2011 and the related condensed consolidated statements of earnings for the three-month periods ended December 30, 2011 and December 31, 2010 and the condensed consolidated statements of cash flows for the three-month periods ended December 30, 2011 and December 31, 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2011, and the related consolidated statements of earnings, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated November 23, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/     PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, CA

February 7, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10 Q contains “forward- looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “may,” “will,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “may,” “intended,” “potential,” “ongoing,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

In the first quarter of fiscal year 2012, revenues increased 8% compared to the year-ago quarter and operating earnings decreased 6% as expected. Gross margin in the first quarter of fiscal year 2012 decreased 3.0 percentage points from a very high gross margin in the year-ago quarter due primarily to a product mix shift as well as the negative effect of revenues recognized for the proton therapy system at the Scripps Proton Therapy Center at a zero profit margin. In the first quarter of fiscal year 2012, net earnings per diluted share decreased 1% and the number of weighted average shares outstanding on a diluted basis decreased from the year-ago quarter primarily due to repurchases of shares of VMS common stock during fiscal year 2011.

Oncology Systems reported growth in net orders in the first quarter of fiscal year 2012 from the year-ago quarter, while X-ray Products and SIP reported net order declines. Including $48 million in Varian Particle Therapy (“VPT”) backlog, our backlog at December 30, 2011 was 14% higher than at the end of the first quarter of fiscal year 2011. At the end of the first quarter of fiscal year 2012, our cash and cash equivalents were $606 million and our short-term borrowings and long-term debt totaled $188 million.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for treating cancer with conventional radiotherapy, IMRT, IGRT, volumetric modulated arc therapy (an advanced form of IMRT), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we offer; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. We do not know what impact the Affordable Health Care for America Act will have on long-term growth or demand for our products and services.

Oncology Systems net orders increased 6%, or 5% on a constant currency basis, in the first quarter of fiscal year 2012 over the first quarter of fiscal year 2011. A 22% increase in international Oncology Systems net orders was partially offset by an 11% decrease in Oncology Systems net orders in North America, where we saw several orders that we had expected to book during the quarter be pushed out. Continued growth in demand for our service contracts in both North America and the international region, as well as growth in demand for our TrueBeamTM system for image guided radiotherapy and radiosurgery in Europe, were the primary contributors to the increase in total Oncology Systems net orders. Through December 30, 2011, we had received orders for about 425 TrueBeam systems since its introduction in the second quarter of fiscal year 2010 and had about 175 systems installed or in progress.

In the first quarter of 2012, Oncology Systems total revenues rose 8% over the first quarter of 2011, primarily because of this growth in service contract revenues as well as increased revenues from sales of our high energy linear accelerators. Oncology Systems recorded a 26% increase in North American revenues in the first quarter of fiscal year 2012 over the first quarter of fiscal year 2011 and a 5% decrease in international revenues. Oncology Systems gross margin in the first quarter of fiscal year 2012 decreased 2.3 percentage points from the first quarter of fiscal year 2011 primarily due to a product mix shift driven by a decrease in the amount of revenues associated with product acceptances, which carry very high gross margins.

In October 2011, we acquired Calypso Medical Technologies, Inc. (“Calypso”), a privately-held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. The purchase price was $11 million plus potential contingent consideration if certain milestones are achieved. As of December 30, 2011, the fair value of this potential contingent consideration was $4.9 million. This acquisition enables us to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments. We expect Calypso will have a dilutive effect on our operating earnings in fiscal year 2012.

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

X-ray Products net orders decreased 2% and revenues increased 1% in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. We believe the weak X-ray Products revenue growth we experienced in the first quarter of fiscal year 2012 was related to inventory adjustments by several customers in Japan who appear to have overstocked tubes and panels in order to maintain normal production schedules despite the blackouts that followed the March 2011 earthquake and tsunami. X-ray Products gross margin for the first quarter of fiscal year 2012 decreased 1.9 percentage points over the first quarter of fiscal year 2011 as a result of product mix shift toward lower margin x-ray tube products.

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

Other. The “Other” category is comprised of SIP, VPT, and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 16, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q) .

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for cargo screening and non-destructive examination. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.

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

GTC, our scientific research facility, develops technologies that enhance our current businesses or may lead to new business areas, including technology to improve radiation therapy and x-ray imaging, as well as other technology for a variety of applications, including security and cargo screening. GTC is also actively engaged in searching for chemical or biological agents that work synergistically with radiation to improve treatment outcomes.

In the first quarter of fiscal year 2012, net orders in the “Other” category decreased $10 million from the year-ago quarter primarily due to a decrease in SIP net orders, and revenues increased $9 million due to increases in VPT and SIP revenues. In January 2012, we announced that we had booked a $77 million order with Saudi Particle Therapy Centre LLC to equip a new proton therapy facility at the King Fahd Medical Center in Riyadh, Saudi Arabia.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “2011 Annual Report”), as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2011 Annual Report, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of environmental remediation liabilities, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”

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

The allocation of consideration in a multiple element arrangement is affected by the determination of whether any software deliverables that function together with other hardware components to deliver the hardware products’ essential functionality are considered as non-software products for purpose of revenue recognition. The allocation of consideration to each non-software deliverable is based on the assumptions we use to establish its selling price, which are based on vendor-specific objective evidence (“VSOE”) of selling price, if it exists, otherwise, third-party evidence of selling price, if it exists, and if not on estimated selling prices. In addition, the allocation of consideration to each software deliverable in a multiple element arrangement is affected by our judgment as to whether VSOE of its fair value exists in these arrangements.

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

In addition, revenues related to certain highly customized image detection systems, proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. For contracts in which we can estimate contract costs with reasonable dependability, we recognize contract revenues under the percentage-of-completion method. Revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, the Company recognizes revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues and costs of revenues are adjusted in the same period. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods.

Share-based Compensation Expense

We value our stock options granted and the option component of the shares of VMS common stock purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. We value our performance units using the Monte Carlo simulation model. The determination of fair value of share-based payment awards on the date of grant under both the Black-Scholes option-pricing model and the Monte Carlo simulation model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected terms of stock awards and the expected price volatilities of shares of VMS common stocks and peer companies that are used to assess certain performance targets over the expected term of the awards, and the dividend yield of VMS.

The expected term of our stock options is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption for our stock options. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility is derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could not rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected terms of the stock options we grant and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. In determining the grant date fair value of our performance units, historical volatilities of shares of VMS common stock as well as the shares of common stock of peer companies were used to assess certain performance targets. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock awards. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognize expense only for those awards expected to vest. If the actual forfeiture rate and/or the actual number of performance units vested based on achievement of performance conditions are materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Environmental Matters

We are subject to a variety of environmental laws around the world. Those laws regulate multiple aspects of our operations, including the handling, storage, transport and disposal of hazardous substances. They impose costs on our operations. In connection with our past and present operations and facilities, we record environmental remediation liabilities when we conclude that environmental assessments or remediation efforts are probable and we believe we can reasonably estimate the costs of those efforts. Our accrued environmental costs represent our best estimate of the total costs of assessments and remediation and the time period over which we expect to incur those costs. We review these accrued balances quarterly. If we were required to increase or decrease the accrued environmental costs in the future, it would adversely or favorably impact our operating results.

Defined Benefit Pension and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany, Japan, Switzerland (where we have two defined benefit pension plans) and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. Although we do not have any defined benefit pension plans in the United States, we sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expenses and liabilities related to those plans for which the benefits are actuarially determined, such as our defined benefit pension and post-retirement benefit plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and rate of healthcare cost increases, all of which we determine within certain guidelines. In addition, we also use assumptions, such as withdrawal and mortality rates, to calculate the expenses and liabilities. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension and post-retirement benefit plan expense we record.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 12 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations.

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

Our foreign earnings are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our foreign subsidiaries do business. In addition, a decrease in the percentage of our total earnings from our foreign countries, or a change in the mix of foreign countries among particular tax jurisdictions could increase our effective tax rate. Our current effective tax rate does not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2012 is the 52-week period ending September 28, 2012, and fiscal year 2011 was the 52-week period ended September 30, 2011. The fiscal quarters ended December 30, 2011 and December 31, 2010 were both 13-week periods.

Discussion of Result of Operations for the First Quarter of Fiscal Year 2012 Compared to the First Quarter of Fiscal Year 2011

Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
Product	$456.8	$431.8	6%
Service Contracts and Other	168.5	148.1	14%

Total Revenues	$625.3	$579.9	8%

Product as a percentage of total revenues	73%	74%
Service Contracts and Other as a percentage of total revenues	27%	26%

Revenues by region

North America	$286.6	$223.0	29%

Europe	173.6	203.8	(15%)
Asia	135.5	124.8	9%
Rest of world	29.6	28.3	5%

Total International (1)	338.7	356.9	(5%)

Total	$625.3	$579.9	8%

North America as a percentage of total revenues	46%	38%
International as a percentage of total revenues	54%	62%

(1)	We consider international revenues to be revenues outside of North America.

The increase in total revenues and product revenues in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011 was due to revenue growth in Oncology Systems, X-ray Products, VPT and SIP. The increase in service contracts and other revenues was primarily driven by an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in SIP service revenues, partially offset by a decrease in VPT service revenues.

North American revenues increased in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011 due to increases in Oncology Systems, VPT and SIP North American revenues, partially offset by a decrease in X-ray Products North American revenues.

International revenues decreased in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011, primarily due to decreases in international revenues in Oncology Systems, SIP and VPT, partially offset by an increase in X-ray Products international revenues. In the first quarter of fiscal year 2012, the U.S. dollar was stronger against the Euro and weaker against the Japanese yen and Swiss franc compared to the first quarter of fiscal year 2011 so that the differences in currency exchange rates overall had a slight favorable impact to our international revenues when measured in U.S. dollars. In the first quarter of fiscal year 2012, total revenues increased 7% on a constant currency basis over the year-ago quarter.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
Product	$323.9	$309.7	5%
Service Contracts (1)	163.7	142.7	15%

Total Oncology Systems revenues	$487.6	$452.4	8%

Product as a percentage of total Oncology Systems revenues	66%	68%
Service Contracts as a percentage of Oncology Systems revenues	34%	32%
Oncology Systems revenues as a percentage of total revenues	78%	78%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

In the first quarter of fiscal year 2012, Oncology Systems product revenues increased over the first quarter of fiscal year 2011 primarily due to an increase in revenues from sales of our high energy linear accelerators. The increase in service contract revenues in the first quarter of fiscal year 2012 over the first quarter of fiscal year 2011 was primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
North America	$237.2	$187.9	26%

Europe	142.2	168.3	(16%)
Asia	79.3	69.2	15%

Rest of world	28.9	27.0	7%

Total International	250.4	264.5	(5%)

Total Oncology Systems revenues	$487.6	$452.4	8%

North America as a percentage of Oncology Systems revenues	49%	42%
International as a percentage of Oncology Systems revenues	51%	58%

The increase in North American Oncology Systems revenues was primarily due to increased revenues from sales of our high energy accelerators and, to a lesser extent, increased revenues from sales of our software products. Increased service contract revenues also contributed to the increase in North American Oncology Systems revenues.

The decline in Oncology Systems international revenues was primarily due to decreased revenues from sales of our high energy linear accelerators and other related hardware accessory products in Europe and decreased revenues from sales of our software products in Europe. These decreases were partially offset by increased service contract revenues in all international regions. In the first quarter of fiscal year 2012, the U.S. dollar was stronger against the Euro and weaker against the Japanese yen and Swiss franc compared to the first quarter of fiscal year 2011 so that the differences in currency exchange rates overall had a slight favorable impact to Oncology Systems international revenues when measured in U.S. dollars.

Varying cycles of higher and lower revenues between the international and North American regions are impacted by regional influences, which recently have included the effects of government economic stimulus programs, the effects of the recession and the pace of economic recovery, the European sovereign debt crisis and credit rating downgrade of the United States and other countries, and uncertainty created by healthcare reform as well as reductions in Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, and different technology adoption cycles that are consistent with the net order patterns. See further discussion of net orders under “Net Orders.”

X-ray Products Revenues

Revenues by region	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
North America	$30.7	$32.5	(6%)

Europe	26.1	22.4	17%
Asia	55.5	55.4	0%
Rest of world	0.7	1.3	(45%)

Total International	82.3	79.1	4%

Total X-ray Products Revenues	$113.0	$111.6	1%

North America as a percentage of X-ray Products revenues	27%	29%

International as a percentage of X-ray Products revenues	73%	71%

X-ray Products revenues as a percentage of total revenues	18%	19%

The increase in international X-ray Products revenues was primarily due to increased revenues from sales of our flat panel products in Europe and Asia, partially offset by decreased revenues from sales of our x-ray tube products in all international regions. Decreased revenues from sales of both our flat panel products and our x-ray tube products contributed to the decline in X-ray Products revenues in North America.

The difference in currency exchange rates between the U.S. dollar and foreign currencies between the first quarter of fiscal year 2011 and the first quarter of fiscal year 2012 did not have a material impact on X-ray Products international revenue growth because sales transactions in the X-ray Products business are primarily denominated in U.S. dollars.

Other Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
Product	$19.9	$10.5	90%
Service Contracts	4.8	5.4	(11%)

Total Other revenues	$24.7	$15.9	56%

Other revenues as a percentage of total revenues	4%	3%

Revenues in our “Other” category, which is comprised of SIP, VPT and GTC, increased in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011 primarily because of an increase in VPT product revenues. These product revenues were primarily associated with the proton therapy system for the Scripps Proton Therapy Center, for which we recognized revenues based on progress made on this project during the first quarter of fiscal year 2012. To a lesser extent, an increase in SIP product and service revenues also contributed to the growth in “Other” revenues in the first quarter of fiscal year 2012 over fiscal year 2011. These revenue increases were partially offset by a decrease in VPT service revenues related to the commissioning of a proton therapy system.

Gross Margin

	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
Dollar by segment

Oncology Systems	$219.4	$214.1	2%
X-ray Products	45.7	47.1	(3%)
Other	3.7	5.6	(33%)

Gross margin	$268.8	$266.8	1%

Percentage by segment
Oncology Systems	45.0%	47.3%
X-ray Products	40.4%	42.3%
Total Company	43.0%	46.0%

The decrease in total company gross margin percentage for the first quarter of fiscal year 2012 over the first quarter of fiscal year 2011 was primarily due to the declines in Oncology Systems, X-ray Products and SIP gross margins. In addition, total company gross margin percentage was negatively impacted by VPT’s recognition of revenues relating to the Scripps Proton Therapy Center with a zero profit in the first quarter of fiscal year 2012.

The decrease in Oncology Systems gross margin percentage was due to a decrease in Oncology Systems product gross margin, partially offset by a slight increase in Oncology Systems service contract gross margin. For the first quarter of fiscal year 2012, Oncology Systems product gross margin was 41.1%, compared to 45.0% in the first quarter of fiscal year 2011, due to a product mix shift driven by a decrease in the amount of revenues associated with product acceptances, which carry very high gross margins. Oncology Systems service contract gross margin was 52.6% in the first quarter of fiscal year 2012, compared to 52.5% in the first quarter of fiscal year 2011. The increase in service contract gross margin was primarily due to higher service contract volume.

For the first quarter of fiscal year 2012, X-ray Products gross margin decreased from over the first quarter of fiscal year 2011 primarily due to product mix shift toward lower margin x-ray tube products.

The decrease in SIP gross margin was primarily due to a product mix shift driven by a decrease in the amount of revenues associated with product acceptances, which carry very high gross margins. For the Scripps Proton Therapy Center, we recognized revenues under the percentage-of-completion method as we can provide a reasonably dependable cost estimate for this project. Although we cannot precisely estimate the project’s final outcome due to certain uncertainties and contingencies, we do not expect a loss on this project. Accordingly, we are recognizing revenues for this project under the zero profit margin approach until these uncertainties and contingencies are resolved.

Research and Development

	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
Research and development	$43.8	$38.5	14%
As a percentage of total revenues	7.0%	6.6%

The $5.3 million increase in research and development expenses for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was primarily due to increase in expenses of $2.6 million in Oncology Systems and $2.0 million in X-ray Products. The $2.6 million increase in Oncology Systems was primarily due to incremental research and development expenses for the recently acquired Calypso, as well as an unfavorable currency translation impact when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. dollars. The $2.0 million increase in X-ray Products was mainly due to higher development expenses for flat panel products.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
Selling, general and administrative	$96.1	$91.3	5%
As a percentage of total revenues	15.4%	15.7%

The $4.8 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was primarily attributable to: (a) a $2.6 million net increase in employee-related costs and headcount to support our growing business activities; (b) a $1.9 million increase in bad debt expense; (c) a $1.3 million decrease in net income recognized on our equity investment in dpiX Holding LLC (“dpiX Holding”); (d) a $1.0 million increase in product promotion expenses, which were primarily tied to growth in Oncology Systems revenue; (e) an unfavorable currency translation impact of $0.9 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into U.S. dollars; and (f) a $0.8 million increase in depreciation expense primarily related to Palo Alto, California facility that was placed in service in the first quarter of fiscal year 2011. These increases were partially offset by a $5.0 million decrease in accruals for contingent liability.

Interest Income (Expense), Net

	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
Interest income (expense), net	$0.3	$0.1	334%

The net increase in interest income, net of interest expense, over the first quarter of fiscal year 2011 was primarily due to interest income generated from our loan facility to California Proton Treatment Center, LLC (“CPTC”), which was executed in September 2011.

Taxes on Earnings

	Three Months Ended
	December 30, 2011	December 31, 2010	Percent Change
Effective tax rate	30.2%	29.6%	0.6%

Our effective tax rate was 30.2% for the three months ended December 30, 2011, compared to 29.6% for the same period of fiscal year 2011. The increase was primarily due to the inclusion in the first quarter of fiscal year 2011 of a greater net benefit for discrete items, primarily the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and the benefit of the retroactive reinstatement of the federal research and development credit.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2011 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended
	December 30, 2011	December 31, 2010	Percent Change
Net earnings per diluted share	$0.79	$0.80	-1%

The decrease in earnings per diluted share in the first quarter of fiscal year 2012 over the first quarter of fiscal year 2011 resulted from a decline in gross margin and an increase in effective tax rate, partially offset by a reduction in the number of diluted shares of common stock outstanding due to stock repurchases in fiscal year 2011.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended
(Dollars in millions)	December 30, 2011	December 31, 2010	Percent Change
Oncology Systems:
North America	$204.6	$229.0	(11%)

Total International	280.1	230.0	22%

Total Oncology Systems	$484.7	$459.0	6%

X-ray Products:
North America	$30.0	$28.3	6%

Total International	79.8	83.6	(5%)

Total X-ray Products	$109.8	$111.9	(2%)

Other:	$11.6	$21.9	(47%)

Total Net Orders:	$606.1	$592.8	2%

The growth in total Oncology Systems net orders in the first quarter of fiscal year 2012 over the first quarter of fiscal year 2011 was primarily due to the net order growth in the international region, partially offset by the net order decline in North America. On a constant currency basis, Oncology Systems net orders grew 5% in the first quarter of fiscal year 2012 over the first quarter of fiscal year 2011.

The decrease in North American Oncology Systems net orders was primarily due to several orders for Oncology Systems products that we had expected to book during the quarter be pushed out. This decrease was partially offset by the continued growth in demand for our service contracts. International Oncology Systems net orders increased 22%, or 20% on a constant currency basis, in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011. The increase in international Oncology Systems net orders was primarily due to increased demand for our linear accelerators (primarily driven by growth in demand for TrueBeam systems in Europe), as well as growth in demand for our service contracts in Europe and Asia.

The trailing 12 months growth in net orders for Oncology Systems at the end of the first quarter of fiscal year 2012 and at the end of the previous three fiscal quarters were: a 8% total increase, with a 1% decrease in North America and a 17% increase for the international region, as of December 30, 2011; an 8% total increase, with a 5% increase in North America and an 11% increase for the international region, as of September 30, 2011; a 10% total increase, with a 14% increase in North America and a 7% increase for the international region, as of July 1, 2011; a 10% total increase, with an 18% increase in North America and a 4% increase for the international region, as of April 1, 2011. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. In addition, the availability of government programs that stimulate the purchase of healthcare products, such as the one in place in 2010 in Japan, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

The decrease in international X-ray Products net orders was partially offset by the increase in North American X-ray Products net orders. The decrease in international X-ray Products net orders was primarily due to decreased demand for our flat panel products in all international regions, partially offset by increased demand for our x-ray tube products in all international regions. Increased demand for both the x-ray tube products and flat panel products contributed to the increase in North American X-ray Products net orders.

Net orders in the “Other” category decreased $10 million in the first quarter of fiscal year 2012 from the first quarter of fiscal year 2011 primarily due to decreased demand for SIP products.

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

Backlog

Including the $48 million VPT backlog, our backlog at December 30, 2011 was $2.5 billion, which was an increase of 14% over the backlog at December 31, 2010. Our Oncology Systems backlog at December 30, 2011 was 11% higher than the backlog at December 31, 2010, which reflects a 29% increase for the international region and a 1% decrease for North America.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	December 30, 2011	September 30, 2011	Increase/ (Decrease)
Cash and cash equivalents	$606	$564	$42

Our cash and cash equivalents increased $42 million from $564 million at September 30, 2011 to $606 million at December 30, 2011. The increase in cash and cash equivalents in the first quarter of fiscal year 2012 was due primarily to $53 million of cash generated from operating activities, $19 million of cash provided by stock option exercises and employee stock purchases and $3 million of cash received from repayment of note receivable from dpiX. These increases were partially offset by $10 million of cash used for acquisition of Calypso, $8 million of capital expenditures, $6 million used for loans to CPTC for financing the construction and startup operations of the Scripps Proton Therapy Center, $6 million of cash used in net payments under our credit facility and $4 million of cash used in repayment of bank borrowings.

At December 30, 2011, we had approximately $20 million, or 3%, of total cash and cash equivalents in the United States. Approximately $586 million, or 97%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of December 30, 2011, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, stock repurchases, acquisitions and other corporate purposes. We expect to either negotiate a new credit facility or extend our existing credit facility before it expires in June 2012. See further discussion of our credit facility under “Cash Flows.”

Cash Flows

	Three Months Ended
(In millions)	December 30, 2011	December 31, 2010
Net cash flow provided by (used in):
Operating activities	$53	$138
Investing activities	(23)	(22)
Financing activities	11	66
Effects of exchange rate changes on cash and cash equivalents	1	2

Net increase in cash and cash equivalents	$42	$184

Our primary cash inflows and outflows for the first quarter of fiscal year 2012, as compared to the first quarter of fiscal year 2011, were as follows:

•

In the first quarter of fiscal year 2012, we generated net cash from operating activities of $53 million, compared to $138 million in the first quarter of fiscal year 2011. The $85 million decrease in net cash from operating activities during the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011 was driven primarily by a net decrease of operating cash flows of $75 million related to changes to working capital items between the two quarters, a decrease of $6 million in net earnings and a decrease in non-cash items of $4 million. The decrease of operating cash flows related to working capital items was primarily due to changes in accounts receivable, inventories and prepaid expenses and other current assets.

During the first quarter of fiscal year 2012, the major contributors to the net change in working capital items from fiscal year end 2011 were prepaid expenses and other current assets, accounts receivable, inventories and accounts payable as follows:

•

Prepaid expenses and other current assets increased $39 million primarily due to guaranteed prepayments made under a commercial agreement for orders of products that we resell, as well as timing of expense payments.

•

Accounts receivable decreased $38 million primarily due to lower revenues in the first quarter of fiscal year 2012 compared to the fourth quarter of fiscal year 2011. We historically experience higher fourth quarter revenues than in the following first quarter.

•	Inventories increased by $31 million due to anticipated customer demand for products during fiscal year 2012.

•	Accounts payable decreased by $25 million due to timing of payments processed.

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

•

We used $23 million for investing activities in both the first quarter of fiscal year 2012 and fiscal year 2011. During the first quarter of 2012, we used $10 million to acquire Calypso, $8 million for purchases of property, plant and equipment and $6 million for loans to CPTC. During the first quarter of fiscal year 2011, we used $23 million for purchases of property, plant and equipment.

•

Financing activities provided net cash of $11 million in the first quarter of fiscal year 2012 compared to $66 million in the first quarter of fiscal year 2011. During the first quarter of fiscal year 2012, we received $19 million of proceeds from employee stock option exercises and employee stock purchases, partially offset by net repayments of $6 million under our credit facility and net repayments of $4 million of bank borrowings. During the first quarter of fiscal year 2011, we received $77 million of proceeds from employee stock option exercises and $9 million in excess tax benefits from share-based compensation, partially offset by net repayments of $20 million under our credit facility. We did not use any cash to repurchase VMS common stock during either the first quarter of fiscal year 2012 and fiscal year 2011.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.3% of revenues in fiscal year 2012. As further described in Note 15, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements, we are participating in a $165 million loan facility to CPTC, under which we have committed to provide $115 million to finance the construction and start-up operations of the Scripps Proton Therapy Center. As of December 30, 2011, we had loaned $25.3 million to CPTC and we expect the remaining $90.0 million will continued to be drawn down by CPTC through 2014. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this loan facility, we will not be required to make further loan advances for the portion of the facility that is sold.

We have a $300 million credit facility with Bank of America, N.A. (“BofA”), which was amended and restated in November 2008 and then again amended in July 2009, August 2010 and August 2011. This credit facility, as amended to date, is referred to as the “Amended BofA Credit Facility.” A portion of the Amended BofA Credit Facility is collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of December 30, 2011, VMS had pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) can borrow up to 2.7 billion Japanese yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts are outstanding under the Japanese Line of Credit, the full borrowing capacity is deemed committed for use in Japan and therefore the maximum amount VMS can otherwise borrow under the Amended BofA Credit Facility will be reduced by $35 million to $265 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit.

The Amended BofA Credit Facility may be used for: working capital, capital expenditures; permitted acquisitions; and other lawful corporate purposes. Borrowings under the Japanese Line of Credit can be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest either: (i) based on LIBOR plus a margin of 0.75% to 1.25% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever is greater, minus a margin of 0.5% to 0% based on a leverage ratio involving funded indebtedness and EBITDA (depending upon our instructions to BofA). We may select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate are adjustable daily. Under the Amended BofA Credit Facility, we pay commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA. The Amended BofA Credit Facility, as well as the Japanese Line of Credit, will expire on June 30, 2012, if not extended by mutual agreement of VMS and BofA. We expect to either negotiate a new credit facility or extend our existing credit facility before it expires.

As of December 30, 2011, $175 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.04% and none of which was outstanding under the Japanese Line of Credit. Up to $25 million of the Amended BofA Credit Facility may also be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of December 30, 2011. The Amended BofA Credit Facility contains customary affirmative and negative covenants for facilities of this type. We have also agreed to maintain certain financial covenants relating to: (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. As of December 30, 2011, we were in compliance with all covenants. See also Note 7 “Credit Facilities” to the Condensed Consolidated Financial Statements for a discussion regarding the Amended BofA Credit Facility.

The following table provides additional information regarding our short-term borrowings:

(Dollars in millions)	First Quarter of Fiscal Year 2012
Amount outstanding (at end of period)	$175
Weighted average interest rate (at end of period)	1.04%

Average amount outstanding (during period)	170
Weighted average interest rate (during period)	1.06%

Maximum month-end amount outstanding during period	$175

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

Total debt as a percentage of total capital increased to 12.1% at December 30, 2011 from 1.6% at December 31, 2010. The ratio of current assets to current liabilities decreased to 1.75 to 1 at December 30, 2011 from 2.12 to 1 at December 31, 2010.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 86 days at December 30, 2011 compared to 78 days at December 31, 2010. Excluding VPT, DSO were 82 days at December 30, 2011 compared to 77 days at December 31, 2010. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments; collections performance, payment terms, the mix of revenues from different regions and the continued sovereign debt crises in Europe. As of December 30, 2011, approximately 3% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

During both the three months ended December 30, 2011 and December 31, 2010, the Company did not repurchase any VMS common stock.

As of December 30, 2011, we had an outstanding accelerated share repurchase agreement executed on August 25, 2011 with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, we paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that we ultimately will repurchase is based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period will end on February 21, 2012, however since November 23, 2011 BofA has had the right to accelerate the end of the repurchase period. The August 2011 Repurchase Agreement provides that at the completion of the repurchase period, depending on the volume weighted average share price of VMS common stock during the repurchase period, we may be entitled to receive additional shares of VMS common stock from BofA or we may be required to deliver VMS shares or, at its option, make a cash payment to BofA.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of December 30, 2011, 7,433,718 shares of VMS common stock remained available for repurchase under this repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions (including accelerated share repurchases) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of December 30, 2011, our liability for uncertain tax positions was $46.4 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

We participate, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and startup operations of the Scripps Proton Therapy Center. As of December 30, 2011, we had loaned $25.3 million to CPTC and we expect CPTC to continue to draw down this facility during the construction and initial operation period through fiscal year 2014. The amounts and timing of loan drawdown may change due to changes in construction progress and other factors. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

Under a commercial agreement, we agreed to make guaranteed prepayments to a third party for orders of their products that we will resell to end-user customers. As of December 30, 2011, we had remaining guaranteed prepayment obligations of $21 million in fiscal year 2012 and $21 million in fiscal year 2013 under this commercial agreement.

Except for the change in the outstanding balance under our credit facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2011 Annual Report.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies – Environmental Remediation Liabilities” of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform commissioning services for a proton therapy system for a fixed price contract (the “Fixed Price Contract”). In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price. The balance of the loss accrual related to this contingency (the New Contract) was €0.9 million as of December 30, 2011. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Condensed Consolidated Statements of Earnings in the periods in which these variances arise.

Other Matters

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both in and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 9, “Commitments and Contingencies—Other Matters” of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 30, 2011, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 210, “Balance Sheet” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning in the first quarter of fiscal 2014. The adoption of this amendment concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendment will be effective for us beginning in the first quarter of fiscal 2013 and early adoption is permitted. We do not expect this amendment to have a material impact on out consolidated financial position, results of operations and cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which indefinitely defers this amendment related to the presentation of reclassification adjustments. The amended guidance, which must be applied retroactively, will be effective for us in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

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

Credit Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on the credit facility described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and accompanying contraction in the credit markets heighten these risks.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of December 30, 2011 were $253.0 million and $74.9 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of December 30, 2011. The principal amount of cash and cash equivalents at December 30, 2011 totaled $606 million with a weighted average interest rate of 0.20%. At December 30, 2011, our short-term investment represented a loan of $25.3 million to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

The Amended BofA Credit Facility (including the Japanese Line of Credit) allows us to borrow up to a maximum amount of $300 million. We collateralized a portion of the Amended BofA Credit Facility with a pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrue interest based on LIBOR, the federal funds rate, or BofA’s prime rate plus a margin. Borrowings under the Japanese Line of Credit accrue interest at the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Amended BofA Credit Facility (including the Japanese Line of Credit). As of December 30, 2011, $175 million was outstanding under the Amended BofA Credit Facility. See a detailed discussion of the Amended BofA Credit Facility in Item 2, “MD&A – Liquidity and Capital Resources.”

In addition, we had $12.5 million of long-term debt (including the current maturities of long-term debt) outstanding at December 30, 2011 that carried at a weighted average fixed interest rate of 6.7% with principal payments due in various installments over a three-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (97% of which was held abroad at December 30, 2011 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments. The estimated fair value of our short-term investment also approximated the principal amount as there has not been significant change to the risks related to this investment since the closing of the CPTC loan.

The fair value of our long-term debt was estimated to be $13.4 million at December 30, 2011. The estimated fair value of long-term debt was based on the then-current rates available to us for debt of similar terms and remaining maturities and also took into consideration default and credit risk. We determined the estimated fair value by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a then-current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 9, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2011 Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected.

IF OUR PRODUCTS AND PRODUCT LINES FAIL TO CONTINUE TO MEET CUSTOMER DEMANDS, OUR PRODUCTS MAY BECOME LESS USEFUL OR OBSOLETE AND OUR OPERATING RESULTS WILL SUFFER

We believe that IMRT, including volumetric modulated arc therapy, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been the drivers for our net orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, on our business in general. We have introduced new products such as TrueBeam, a new line of linear accelerators for radiotherapy and radiosurgery, and UNIQUE, a low-energy linear accelerator for more price sensitive markets in international regions, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and to stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for volumetric modulated arc therapy are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT- and IGRT-related products. Orders for these new products and products lines have contributed greatly to our recent orders growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other volumetric modulated arc therapy products) or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. As more institutions buy or upgrade to achieve IMRT and IGRT capabilities, the market for these products (including volumetric modulated arc therapy products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

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

We conduct business globally. Our international revenues accounted for approximately 54% and 62% of revenues from continuing operations during the first quarter of fiscal years 2012 and 2011, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so, although we cannot be sure we will be able to meet our sales, service and support objectives or obligations, or recover our investments. Accordingly, our future results could be harmed by a variety of factors, including:

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

As of December 30, 2011, 97% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation (deflation), slower economic activity, consumer confidence, corporate profits and capital spending, adverse business conditions, liquidity and unemployment; concerns over the downgrade of the sovereign debt of the United States and several European countries; and continued sovereign debt and recession uncertainties in Europe and other foreign countries. These conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to freeze, delay or dramatically reduce purchases and capital project expenditures. Even though economic activity has shown some improvement, recovery has been sluggish and we cannot predict the strength or sustainability of an economic recovery, in general or specifically in the healthcare industry. It has taken time for our customers to establish new budgets and may take more time for them to fully return to normal purchasing patterns. Project delays may continue, particularly as they relate to large scale or government projects, which may be affected by austerity measures. Alternatively, in the past, some countries, including Japan, have adopted and may in the future adopt government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.

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

In addition, long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. dollar. The volatility of the U.S. dollar that we have experienced over the last several years has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of economic instability or concerns about the downgrade and levels of sovereign debt, or in reaction thereto, would also likely affect foreign currency exchange rates. For example, the Euro has been impacted by the sovereign debt crisis in Greece and other European countries. In the event that one or more European countries were to replace the Euro with another currency, our sales into these countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established.

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

The industries in which we compete are characterized by a substantial amount of litigation over patent and other intellectual property rights. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we are currently involved in a patent infringement lawsuit relating to our Real-time Position Management™ technology. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations, and we may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages. If actual damages significantly exceed our estimates, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, which could be material. If a third party rights holder is willing to license rights, we may be required to enter into costly royalty or license agreements.

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

We sell our x-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house x-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers. Such a loss or reduction could have a material adverse effect on our X-ray Products business. In addition, economic concerns, such as concerns over a sluggish economic recovery, levels of sovereign debt or restrictions in government spending, as well as the effects of natural disasters (such as power outages and facility closures), have made it difficult for our OEM customers to accurately forecast and plan future business activities, and our x-ray business has in the past been impacted by inventory reduction efforts and a slowdown in sales at some of these customers. For example, we believe the weak X-ray Products revenue growth we experienced in the first quarter of fiscal year 2012 was related to inventory adjustments by several customers in Japan who appear to have overstocked tubes and panels in order to maintain normal production schedules despite the blackouts that followed the March 2011 earthquake and tsunami. Similar inventory adjustments could occur in the future. Our agreements for x-ray components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from our estimates.

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

Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even if we do so, an acquisition may not produce the full efficiencies, growth or benefits we expected. If we decide to sell assets or a business, as we did in fiscal year 2008 with the scientific research instruments business that we acquired as part of our acquisition of ACCEL, it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner, or at all, which could delay the accomplishment of our strategic objectives. Additionally, we may be required to dispose of a business at a lower price or on less advantageous terms, or to recognize greater losses, than we had anticipated.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and margins. Drivers of orders include timing of announcement of and introduction of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and with our proton therapy products because of the high cost of the proton therapy equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. As a result of the sluggish recovery from the 2008 worldwide economic downturn and contraction in credit markets, as well as continued uncertainty regarding global economic conditions, the purchasing cycle has extended and may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

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

UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved and additional claims may arise in the future. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit.

If a legal proceeding were finally resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If any final amounts owed were in excess of the amounts accrued or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to market one or more of our material products or services, our consolidated financial position, results of operations or cash flows could be materially adversely affected.

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

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of December 30, 2011, customer contracts with remaining terms of more than one year amounted to approximately 3% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2011 - October 28, 2011	85	(2)	$56.95	—	7,433,718
October 29, 2011 - November 25, 2011	481	(3)	$57.29	—	7,433,718
November 26, 2011 - December 30, 2011	—		$—	—	7,433,718

Total	566		$—	—

(1)	In February 2011, VMS’s Board of Directors authorized the repurchase of 12,000,000 shares of VMS common stock through the end of our fiscal year 2012. We expect remaining repurchases under this authorization, if any, will be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. Shares will be retired upon repurchase.
(2)	Consists of 85 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock granted under the Company’s employee stock plans.

(3)	Consists of 481 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock and restricted stock units granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended December 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Earnings for the three months ended December 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Balance Sheets at December 30, 2011 and December 31, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2011 and December 31, 2010; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended December 30, 2011 and.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: February 7, 2012	By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended December 30, 2011 and December 31, 2010; (ii) Condensed Consolidated Statements of Earnings for the three months ended December 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Balance Sheets at December 30, 2011 and December 31, 2010; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 30, 2011 and December 31, 2010; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended December 30, 2011 and.