Form 10-Q
period 2012-03-30
VARIAN MEDICAL SYSTEMS INC
filed 2012-05-08
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,503,830 shares of common stock, par value $1 per share, outstanding as of April 27, 2012.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended March 30, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Revenues:
Product	$546,807	$498,743	$1,003,604	$930,537
Service contracts and other	173,467	149,712	342,008	297,770

Total revenues	720,274	648,455	1,345,612	1,228,307

Cost of revenues:

Product	337,620	278,953	612,623	526,393
Service contracts and other	85,958	80,508	167,534	146,081

Total cost of revenues	423,578	359,461	780,157	672,474

Gross margin	296,696	288,994	565,455	555,833

Operating expenses:
Research and development	47,067	43,873	90,832	82,375
Selling, general and administrative	105,830	93,924	201,905	185,234

Total operating expenses	152,897	137,797	292,737	267,609

Operating earnings	143,799	151,197	272,718	288,224
Interest income	1,109	809	2,259	1,438
Interest expense	(707)	(809)	(1,536)	(1,364)

Earnings from operations before taxes	144,201	151,197	273,441	288,298
Taxes on earnings	36,429	48,118	75,435	88,730

Net earnings	$107,772	$103,079	$198,006	$199,568

Net earnings per share—basic	$0.96	$0.87	$1.76	$1.69

Net earnings per share—diluted	$0.94	$0.86	$1.73	$1.66

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—basic	112,354	117,959	112,282	117,896

Weighted average shares outstanding—diluted	114,513	120,386	114,428	120,336

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	March 30, 2012	September 30, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$616,727	$564,457
Short-term investment	31,624	19,205
Accounts receivable, net of allowance for doubtful accounts of $6,935 at March 30, 2012 and $6,034 at September 30, 2011	637,402	635,153
Inventories	444,800	409,962
Prepaid expenses and other current assets	136,575	111,875
Deferred tax assets	113,142	113,965

Total current assets	1,980,270	1,854,617

Property, plant and equipment, net	282,239	285,894
Goodwill	214,547	212,452
Other assets	186,114	145,798

Total assets	$2,663,170	$2,498,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$142,635	$154,946
Accrued expenses	273,120	290,009
Product warranty	48,605	50,128
Deferred revenues	142,068	140,173
Advance payments from customers	339,859	299,380
Short-term borrowings	149,269	181,400
Current maturities of long-term debt	6,250	9,876

Total current liabilities	1,101,806	1,125,912
Long-term debt	6,250	6,250
Other long-term liabilities	119,131	122,708

Total liabilities	1,227,187	1,254,870

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 111,805 and 112,344 shares issued and outstanding at March 30, 2012 and at September 30, 2011, respectively	111,805	112,344
Capital in excess of par value	570,138	500,922
Retained earnings	798,996	677,473
Accumulated other comprehensive loss	(44,956)	(46,848)

Total stockholders’ equity	1,435,983	1,243,891

Total liabilities and stockholders’ equity	$2,663,170	$2,498,761

(1)	The condensed consolidated balance sheet as of September 30, 2011 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net earnings	$198,006	$199,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	25,139	26,104
Tax benefits from exercises of share-based payment awards	4,881	19,010
Excess tax benefits from share-based compensation	(6,144)	(17,486)
Depreciation	26,329	23,977
Amortization of intangible assets	1,716	1,573
Deferred taxes	(705)	6,546
Provision for doubtful accounts receivable	2,169	162
Loss (Income) on equity investment in affiliate	503	(4,213)
Other	(913)	(74)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(25,788)	29,997
Inventories	(28,985)	(53,169)
Prepaid expenses and other current assets	(32,718)	(19,771)
Accounts payable	(13,192)	2,567
Accrued expenses	(24,446)	(28,857)
Deferred revenues	(1,272)	879
Product warranty	(1,526)	(4,070)
Advance payments from customers	40,523	28,955
Other long-term liabilities	(4,954)	(5,670)

Net cash provided by operating activities	158,623	206,028

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,225)	(38,639)
Investment in debt security	(12,419)	—
Acquisition of businesses, net of cash acquired	(9,832)	(8,099)
(Increase) decrease in cash surrender value of life insurance	(2,201)	373
Note repayment from affiliate and other, net	3,360	606
Other, net	539	(2,061)

Net cash used in investing activities	(42,778)	(47,820)

Cash flows from financing activities:
Repurchases of common stock	(75,399)	(238,000)
Equity forward contracts	—	(68,063)
Proceeds from issuance of common stock to employees	41,816	104,867
Excess tax benefits from share-based compensation	6,144	17,486
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(4,374)	(9,326)
Net borrowings (repayments) under line of credit agreements	(30,793)	99,969
Repayments of bank borrowings	(3,626)	(135)
Other	(49)	—

Net cash used in financing activities	(66,281)	(93,202)

Effects of exchange rate changes on cash and cash equivalents	2,706	(838)

Net increase in cash and cash equivalents	52,270	64,168

Cash and cash equivalents at beginning of period	564,457	520,221

Cash and cash equivalents at end of period	$616,727	$584,389

Supplemental information:

VMS common stock valued at $25 million was received in the six months ended March 30, 2012 upon settlement of the August 2011 Repurchase Agreement (see Note 12).

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 30, 2012 and September 30, 2011, results of operations for the three and six months ended March 30, 2012 and April 1, 2011, and cash flows for the six months ended March 30, 2012 and April 1, 2011. The results of operations for the three and six months ended March 30, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2012 is the 52-week period ending September 28, 2012, and fiscal year 2011 was the 52-week period that ended on September 30, 2011. The fiscal quarters ended March 30, 2012 and April 1, 2011 were both 13-week periods.

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

Investments in Privately Held Companies

Equity investments in privately held companies in which the Company holds at least a 20% ownership interest or in which the Company has the ability to exercise significant influence are accounted for by the equity method. Equity investments in privately held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are accounted for under the cost method. Equity investments accounted for under the cost method totaled $21.4 million at both March 30, 2012 and September 30, 2011. The Company’s equity investments in privately held companies are included in “Other assets” in the Consolidated Balance Sheets. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

impairment charges are required based primarily on the financial condition and near-term prospects of these companies. The Company did not have any impairment loss on equity investments in privately held companies during both the three and six months ended March 30, 2012 and April 1, 2011.

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

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The adoption of this amendment in the second quarter of fiscal year 2012 affected the Company’s disclosure only and did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. BALANCE SHEET COMPONENTS:

(in millions)	March 30, 2012	September 30, 2011
Short-term Investment:
Corporate debt security:
Amortized cost	$31.6	$19.2
Unrealized gain (loss)	—	—

Fair value	$31.6	$19.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The short-term investment, which represents a loan to California Proton Treatment Center, LLC (“CPTC”), is classified as available-for-sale corporate debt security. See Note 15, “Variable Interest Entity.” The Company did not sell any portion of its short-term investment during the three and six months ended March 30, 2012.

The components of inventories were as follows:

	March 30, 2012	September 30, 2011
(In millions)
Inventories:
Raw materials and parts	$226.6	$231.9
Work-in-progress	80.5	54.5
Finished goods	137.7	123.6

Total inventories	$444.8	$410.0

The components of other long-term liabilities were as follows:

(In millions)	March 30, 2012	September 30, 2011
Other long-term liabilities:
Long-term income taxes payable	$42.6	$44.8
Other	76.5	77.9

Total other long-term liabilities	$119.1	$122.7

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)

Assets at March 30, 2012:
Money market funds	$29.0	$—	$—	$29.0
Derivative assets	—	1.5	—	1.5
Option to purchase a company	—	—	1.4	1.4
Corporate debt security	—	—	31.6	31.6

Total assets measured at fair value	$29.0	$1.5	$33.0	$63.5

Liabilities at March 30, 2012:
Contingent consideration	$—	$—	$(5.0)	$(5.0)

Total liabilities measured at fair value	$—	$—	$(5.0)	$(5.0)

Assets at September 30, 2011:
Money market funds	$1.3	$—	$—	$1.3
Option to purchase a company	—	—	1.4	1.4
Corporate debt security	—	—	19.2	19.2

Total assets measured at fair value	$1.3	$—	$20.6	$21.9

Liabilities at September 30, 2011:
Contingent consideration	$—	$—	$(0.1)	$(0.1)

Total liabilities measured at fair value	$—	$—	$(0.1)	$(0.1)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at March 30, 2012:
Cash and cash equivalents	$27.9	$—	$—	$27.9
Short-term investment	—	—	31.6	31.6
Prepaid expenses and other current assets	—	1.5	—	1.5
Other assets	1.1	—	1.4	2.5

Total assets measured at fair value	$29.0	$1.5	$33.0	$63.5

Liabilities at March 30, 2012:
Accrued liabilities	$—	$—	$(0.4)	$(0.4)
Other long-term liabilities	—	—	(4.6)	(4.6)

Total liabilities measured at fair value	$—	$—	$(5.0)	$(5.0)

Assets at September 30, 2011:
Cash and cash equivalents	$0.2	$—	$—	$0.2
Short-term investment	—	—	19.2	19.2
Other assets	1.1	—	1.4	2.5

Total assets measured at fair value	$1.3	$—	$20.6	$21.9

Liabilities at September 30, 2011:
Other long-term liabilities	$—	$—	$(0.1)	$(0.1)

Total liabilities measured at fair value	$—	$—	$(0.1)	$(0.1)

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

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a Monte Carlo simulation model with key assumptions that include estimated sales units of an acquired business during the earn-out period and estimated discount rates corresponding to the periods of expected payments. The estimated sales units used in the Monte Carlo simulation model range from 69 to 193 units during the earn-out period. The estimated discount rates used range from 0.13% to 0.42%. If the estimated sales units were to increase or decrease during the earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates used were to increase or decrease, the fair value of the contingent consideration would decrease or increase, respectively.

The Company’s Level 3 corporate debt security is valued based on the income approach using key assumptions that include estimated probabilities of default by the counterparty and the London Interbank Offered Rate (“LIBOR”). As of March 30, 2012, the estimated probability of default by the counterparty was 0%. If the probability of default were to increase, the fair value of the corporate debt security would decrease.

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Corporate Debt Security	Contingent Consideration	Option to Purchase a Company
Balance at September 30, 2011	$19.2	$(0.1)	$1.4
Purchases	6.1	(4.9)	—

Balance at December 30, 2011	25.3	(5.0)	1.4
Purchases	6.3	—	—

Balance at March 30, 2012	$31.6	$(5.0)	$1.4

There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended March 30, 2012 or the three and six months ended April 1, 2011. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Fair Value of Other Financial Instruments

In the table below, the Company has segregated the fair value of certain financial instruments that are not measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
At March 30, 2012:
Bank deposits (included in “Cash and cash equivalents”)	$588.8	$—	$—	$588.8
Short-term borrowings	—	(149.3)	—	(149.3)
Long-term debt	—	(13.3)	—	(13.3)

At September 30, 2011:
Bank deposits (included in “Cash and cash equivalents”)	$564.3	$—	$—	$564.3
Short-term borrowings	—	(181.4)	—	(181.4)
Long-term debt	—	(17.2)	—	(17.2)

The fair values of certain of the Company’s financial instruments that are not measured at fair value, including bank deposits, short-term borrowings, accounts payable and accounts receivable, net of allowance for doubtful accounts, approximate their carrying amounts due to their short maturities.

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

(In millions)	March 30, 2012	September 30, 2011
Accounts receivable with contractual maturities of more than one year:
Gross amount	$30.8	$16.2
Allowance for doubtful accounts	—	—

Net amount	$30.8	$16.2

Amount past due	$0.6	$1.2

Note receivable:
Note receivable from related party	$5.4	$8.8

Total note receivable	$5.4	$8.8

Amount past due	$—	$—

Short-term investment:
Total short-term investment[1]	$31.6	$19.2

Amount past due	$—	$—

[1]	Represents a loan to CPTC. See Note 15, “Variable Interest Entity.”

During the three and six months ended March 30, 2012, the Company sold $2.3 million and $7.5 million, respectively, of accounts receivable with contractual maturities of more than one year. There was no activity in the allowance for doubtful financing receivable accounts during the three and six months ended March 30, 2012.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	March 30, 2012	September 30, 2011
Intangible Assets:
Acquired existing technology	$31.7	$26.0
Patents, licenses and other	21.8	19.6
Customer contracts and supplier relationship	10.5	10.4
Accumulated amortization	(45.5)	(43.7)

Net carrying amount	$18.5	$12.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Amortization expense for intangible assets was $0.8 million for both the three months ended March 30, 2012 and April 1, 2011, respectively, and $1.7 million and $1.6 million for the six months ended March 30, 2012 and April 1, 2011, respectively. The Company estimates amortization expense on a straight-line basis for the remaining six months of fiscal year 2012, fiscal year 2013, fiscal year 2014, fiscal year 2015, fiscal year 2016 and thereafter, will be as follows (in millions): $1.5, $2.9, $2.0, $1.7 and $10.4, respectively.

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at September 30, 2011	$130.5	$6.1	$75.9	$212.5
Acquisition of a business	2.5	—	—	2.5
Foreign currency translation adjustments	—	—	(0.5)	(0.5)

Balance at March 30, 2012	$133.0	$6.1	$75.4	$214.5

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

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a loss on the equity investment in dpiX Holding of $1.4 million in the three months ended March 30, 2012 and income of $2.0 million in the three months ended April 1, 2011. VMS recorded a loss on the equity investment in dpiX Holding of $0.5 million in the six months ended March 30, 2012 and income of $4.2 million in the six months ended April 1, 2011. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $43.9 million at March 30, 2012 and $46.7 million at September 30, 2011.

VMS entered into a loan agreement with dpiX in February 2009, which was amended in December 2011, under which VMS had loaned $8.8 million to dpiX. The loan bears interest at prime plus 1% per annum. Interest is payable in full according to a quarterly schedule that began in April 2009. The principal balance is due and payable to VMS in installments, of which $3.4 million was due and paid in December 2011 and the balance, together with accrued and unpaid interest and all other related amounts payable, is due and payable on or before December 31, 2013. As of March 30, 2012, the amount outstanding under this loan agreement was $5.4 million, which was included in “Other assets” in the Condensed Consolidated Balance Sheet. As of September 30, 2011, the amount outstanding under this loan agreement was $8.8 million, which was included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets. The Company evaluates the collectability of its note receivable with dpiX at least on a quarterly basis, considering the timeliness of recurring payments, as well as its financial position and cash flows, and would recognize an impairment loss for any amount the Company deemed uncollectible.

During the three months ended March 30, 2012 and April 1, 2011, the Company purchased glass transistor arrays from dpiX totaling approximately $2.6 million and $5.6 million, respectively. Glass transistor arrays purchased from dpiX totaled approximately $8.0 million for the six months ended March 30, 2012 and $12.2 million for the six months ended April 1, 2011. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues—product” in the Condensed Consolidated Statements of Earnings for these periods.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

7. CREDIT FACILITY

As of March 30, 2012, VMS has a credit agreement with Bank of America, N.A. (“BofA”). As amended to date, the credit agreement with BofA provided for a revolving credit facility that enables the Company to borrow and have outstanding at any given time a maximum of $300 million (the “Amended BofA Credit Facility”). A portion of the Amended BofA Credit Facility was collateralized with a pledge of stock of certain of VMS’s present and future subsidiaries that were deemed to be material subsidiaries. As of March 30, 2012, VMS had pledged to BofA 65% of the voting shares that it holds in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) could borrow up to 2.7 billion Japanese yen as part of the overall credit facility (the “Japanese Line of Credit”). At any time amounts were outstanding under the Japanese Line of Credit, the full borrowing capacity was deemed committed for use in Japan and therefore the maximum amount VMS could otherwise borrow under the Amended BofA Credit Facility was reduced by $35 million to $265 million. VMS guarantees the payment of the outstanding balance under the Japanese Line of Credit. The Amended BofA Credit Facility, including the Japanese Line of Credit, terminated on April 27, 2012, and was replaced with a new credit agreement between VMS, certain lenders that are a party thereto, and BofA as administrative agent. At that time, the Company paid with a draw from the new credit facility the then outstanding balance of approximately $100 million under the Amended BofA Credit Facility. See Note 18, “Subsequent Events.”

The Amended BofA Credit Facility could be used for working capital, capital expenditures, permitted VMS share repurchases, permitted acquisitions and other lawful corporate purposes. Borrowings under the Japanese Line of Credit could be used by VMS KK for refinancing certain intercompany debts, working capital, capital expenditures and other lawful corporate purposes. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrued interest either (i) based on the LIBOR plus a margin of 0.75% to 1.25% per annum based on a leverage ratio involving funded indebtedness and earnings before interest, taxes, depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of either the federal funds rate plus 0.5% or BofA’s announced prime rate, whichever was greater, minus a margin of 0.5% to 0% per annum based on a leverage ratio involving funded indebtedness and EBITDA, depending upon the Company’s instructions to BofA. The Company could select borrowing periods of one, two, three or six months for advances based on the LIBOR rate. Interest rates on advances based on the base rate were adjustable daily. Under the Amended BofA Credit Facility, the Company paid commitment fees at an annual rate of 0.2% to 0.3% based on a leverage ratio involving funded indebtedness and EBITDA. Borrowings under the Japanese Line of Credit accrued interest at the basic loan rate announced by the Bank of Japan plus a margin of 1.25% to 1.50% per annum based on a leverage ratio involving funded indebtedness and EBITDA.

At March 30, 2012, a total of $125 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 0.99%, none of which was outstanding under the Japanese Line of Credit. At September 30, 2011, a total of $181 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.05%, none of which was outstanding under the Japanese Line of Credit. Up to $25 million of the Amended BofA Credit Facility could be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of March 30, 2012 or September 30, 2011.

The Amended BofA Credit Facility contained customary affirmative and negative covenants for facilities of this type. The Company also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. For all periods presented within these condensed consolidated financial statements, the Company was in compliance with all covenants.

In addition, VMS KK has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire on February 28, 2013. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of March 30, 2012, 2 billion Japanese yen, or approximately $24.3 million, was outstanding under the Sumitomo Credit Facility with a weighted average interest rate of 0.67%.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 30, 2012	September 30, 2011	Balance Sheet	March 30, 2012	September 30, 2011
(In millions)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.1	$—	Accrued liabilities	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.4	—	Accrued liabilities	—	—

Total derivatives		$1.5	$—		$—	$—

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements of the Company’s 2011 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. The foreign currency forward contracts range from one to twelve months in maturity. As of March 30, 2012, the Company did not have any foreign currency forward contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive (loss)” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, the Company formally documents for each

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and six months ended March 30, 2012 and April 1, 2011, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of March 30, 2012, all forecasted cash flows were still probable to occur. As of September 30, 2011, net unrealized loss on derivative instruments before tax, of $11,000, was included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. As of March 30, 2012, net unrealized gain on derivative instruments, before tax, of $1.1 million, was included in “Accumulated other comprehensive loss,” and is expected to be reclassified to earnings over the twelve months that follow.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues:

Notional Value Sold
(In millions)	March 30, 2012
Japanese yen	$17.0

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive income (loss)” on the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011		March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Foreign exchange contracts	$1.3	$—	$1.2	$(0.5)	Revenues	$0.2	$(0.4)	$0.1	$(1.0)

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

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) originally designated as cash flow hedges (primarily in Japanese yen) and were subsequently de-designated when the forecasted revenues were recognized:

	At March 30, 2012
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$27.8	$—
Canadian dollar	—	3.2
Danish krona	—	3.1
Euro	158.2	0.3
Indian rupee	3.8	—
Japanese yen	48.3	—
New Zealand dollar	2.3	—
Norwegian krone	5.4	—
Singapore dollar	3.6	—
Swedish krona	8.7	—
Swiss franc	—	53.1

Totals	$258.1	$59.7

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative		Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Six Months Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Selling, general and administrative expenses	$0.4	$(7.8)	$2.1	$(3.0)

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to a master netting agreement which contains provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. Pursuant to the master netting agreement, an event of default includes the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s failure to repay an aggregate of $25 million or more in debts, and deterioration of creditworthiness of the surviving entity when the Company

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

merges or transfers its assets or liabilities to another entity. As of March 30, 2012 and September 30, 2011, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	March 30, 2012	April 1, 2011
Accrued product warranty, at beginning of period	$50.1	$53.2
Charged to cost of revenues	23.3	20.1
Actual product warranty expenditures	(24.8)	(23.2)

Accrued product warranty, at end of period	$48.6	$50.1

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165 million loan facility for CPTC, under which the subsidiary committed to loan up to $115 million to finance the construction and start-up operations of a proton therapy center. See Note 15, “Variable Interest Entity” for a detailed discussion.

In September 2011, the Company entered into a commercial agreement in which the Company agreed to resell a third party company’s products. As part of that agreement, the Company agreed to make guaranteed prepayments of $67 million to that third party for orders of its products that the Company will resell to end-user customers. As of March 30, 2012, the Company had remaining guaranteed prepayment obligations of $14 million in fiscal year 2012 and $21 million in fiscal year 2013 under this commercial agreement.

Environmental Remediation Liabilities

The Company’s operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of the Company’s past and present operations and facilities, the Company oversees various environmental cleanup projects and also reimburses certain third parties for cleanup activities. Those include facilities sold as part of the Company’s electron devices business in 1995 and thin film systems business in 1997. In addition, the U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which the Company or the facilities of the sold businesses were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). In connection with the CERCLA sites, the Company to date has been required to pay only modest amounts as its contributions to cleanup efforts. Under the agreement that governs the spin-offs of Varian, Inc., which was acquired by Agilent Technologies Inc. (the successor entity hereinafter referred to as “VI”), and Varian Semiconductor Equipment Associates, Inc., which was acquired by Applied Materials, Inc. (the successor entity hereinafter referred to as “VSEA”), VI and VSEA are each obligated to indemnify the Company for one-third of the environmental cleanup costs associated with corporate, discontinued or sold operations prior to the spin-offs (after adjusting for any insurance proceeds or tax benefits received by the Company), as well as fully indemnify the Company for other liabilities arising from the operations of the business transferred to it as part of the spin-offs.

The Company spent $0.2 million (net of amounts borne by VI and VSEA) during both the three months ended March 30, 2012 and April 1, 2011, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.4 million (net of amounts borne by VI and VSEA) during both the six months ended March 30, 2012 and April 1, 2011 on such costs.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of March 30, 2012, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.1 million to $9.3 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of March 30, 2012. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.1 million for these cleanup projects as of March 30, 2012. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of March 30, 2012, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.0 million to $37.7 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of March 30, 2012. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $13.9 million at March 30, 2012. Accordingly, the Company has accrued $10.5 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.1 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $2.7 million at March 30, 2012 and $3.0 million at September 30, 2011, with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain commissioning services for a proton therapy system for a fixed-price contract (the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

“Fixed-Price Contract”). In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price. The balance of the loss accrual related to this contingency (the New Contract) was €0.9 million as of March 30, 2012. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters include, as of March 30, 2012, a patent infringement lawsuit initiated in 2007 by the University of Pittsburgh regarding the Company’s Real-time Position Management™ technology. On or about December 21, 2011, the trial court presiding over the litigation entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. The remaining issues in the litigation were then trifurcated by the trial court, and in the proceedings the jury found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $37 million in actual damages and (iii) that the subject patent was valid. In an order dated April 25, 2012, the court enhanced damages by doubling them to approximately $74 million. In addition, the court assessed prejudgment interest to the damages award in the amount of approximately $13 million, damages for the period from the last time sales information was updated in the litigation, i.e., March 2011, until judgment, which will be doubled, and attorneys fees in an amount to be determined. The court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. The Company intends to appeal the findings against it and believes that it has valid reasons for the judgment to be reversed.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. As of March 30, 2012, the Company had accrued an aggregate of approximately $7 million of such losses with respect to ongoing proceedings, including the University of Pittsburgh proceeding. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a range of reasonably possible losses in excess of the amounts accrued with respect to such matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Defined Benefit Plans
Service cost	$1,100	$894	$2,209	$1,768
Interest cost	1,347	1,227	2,691	2,427
Settlement gain	—	—	(161)	—
Expected return on plan assets	(1,335)	(1,198)	(2,666)	(2,371)
Amortization of prior service cost	40	37	80	75
Recognized actuarial loss	621	513	1,242	1,026

Net periodic benefit cost	$1,773	$1,473	$3,395	$2,925

Post-Retirement Benefit Plans
Interest cost	$55	$62	$110	$124
Amortization of prior service cost	1	1	2	2
Recognized actuarial loss	21	13	42	26

Net periodic benefit cost	$77	$76	$154	$152

The Company made contributions to the defined benefit plans of $6.5 million during the six months ended March 30, 2012. The Company currently expects total contributions to the defined benefit plans for fiscal year 2012 will be approximately $9.8 million. The Company made contributions to the post-retirement benefit plans of $0.3 million during the six months ended March 30, 2012. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2012 will be approximately $0.5 million.

11. INCOME TAXES

The Company’s effective tax rate was 25.3% for the three months ended March 30, 2012, compared to 31.8% in the same period of fiscal year 2011. For the six months ended March 30, 2012, the Company’s effective tax rate was 27.6%, compared to 30.8% in the same period of fiscal year 2011. The decrease in the Company’s effective tax rate was primarily due to a shift in the geographic mix of earnings towards jurisdictions with lower tax rates. The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the six months ended March 30, 2012; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of expirations of the statutes of limitation and audit settlements in various jurisdictions.

12. STOCKHOLDERS’EQUITY

Stock Repurchase Program

During the three months ended March 30, 2012, the Company settled an accelerated share repurchase agreement executed on August 25, 2011 with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. The remaining $37.5 million, representing approximately 15% of the initial cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Condensed Consolidated Balance Sheet at September 30, 2011 and March 30, 2012. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

period, less a discount, such that the Company might be entitled to receive additional shares of VMS common stock from BofA or the Company might be required to deliver shares of VMS common stock or, at the Company’s option, make a cash payment to BofA. The repurchase period ended in February 2012 and the Company received an additional 375,449 shares of VMS common stock upon the settlement of the August 2011 Repurchase Agreement. The market value of the shares received of $25 million was included in “Capital in excess of par value” as of March 30, 2012.

Including the 375,449 shares received upon the upon the settlement of the August 2011 Repurchase Agreement, the Company repurchased a total of 1,500,000 shares of VMS common stock during the six months ended March 30, 2012, all of which were repurchased in the three months ended March 30, 2012. During the six months ended April 1, 2011, the Company repurchased 3,547,474 shares of VMS common stock, all of which were repurchased in the three months ended April 1, 2011, including shares of VMS common stock repurchased under earlier accelerated share repurchase agreements. Aggregate cash payments in connection with accelerated share repurchase agreements, if any, and for shares repurchased in the open market totaled $75.4 million during the three and six months ended March 30, 2012. Aggregate cash payments for such transactions for the three and six months ended April 1, 2011 totaled $306.1 million. All shares that were repurchased have been retired.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of March 30, 2012, 5,933,718 shares of VMS common stock remained available for repurchase under this repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net earnings	$107,772	$103,079	$198,006	$199,568
Other comprehensive income (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Settlement loss	—	—	91	—
Amortization of prior service cost included in net periodic benefit cost	35	34	71	68
Amortization of net actuarial loss included in net periodic benefit cost	516	414	1,029	827

	551	448	1,191	895
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain	841	(3)	774	(318)
Reclassification adjustments	(126)	222	(84)	625

	715	219	690	307
Currency translation adjustment	4,939	8,975	11	4,520
Other comprehensive income (loss)	6,205	9,642	1,892	5,722

Total comprehensive earnings	$113,977	$112,721	$199,898	$205,290

13. EMPLOYEE STOCK PLANS

In February 2012, VMS’s stockholders approved the further amendment of the Varian Medical Systems, Inc. 2005 Ominbus Stock Plan and its restatement as the Third Amended and Restated 2005 Omnibus Stock Plan (the “Third Amended 2005 Plan”) to (i) increase the number of shares available for grant under the plan by 6,000,000 shares, (ii) change the number of shares counted against the available-for-grant limit from 2.5 shares to 2.6 shares for every one share issued in connection with awards other than stock options and stock appreciation rights on a go-forward basis and (iii) extend the term of the Third Amended 2005 Plan until November 11, 2021.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The table below summarizes the share-based compensation expense recognized under ASC 718 for stock awards under the Third Amended 2005 Plan (before and after its February 2012 amendment and restatement) and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Cost of revenues—Product	$1,247	$1,409	$2,244	$1,958
Cost of revenues—Service contracts and other	405	438	867	1,218
Research and development	1,727	1,586	3,259	3,311
Selling, general and administrative	11,259	10,107	18,769	19,617
Taxes on earnings	(4,707)	(4,601)	(8,048)	(8,885)

Net decrease in net earnings	$9,931	$8,939	$17,091	$17,219

Increase (decrease) on:
Cash flows from operating activities (1)	$(4,917)	$(8,250)	$(6,144)	$(17,486)
Cash flows from financing activities (1)	$4,917	$8,250	$6,144	$17,486

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three and six months ended March 30, 2012, total share-based compensation expense recognized in earnings before taxes was $14.6 million and $25.1 million, respectively, and the total related recognized tax benefit was $4.7 million and $8.0 million, respectively. During the three and six months ended April 1, 2011, total share-based compensation expense recognized in earnings before taxes was $13.5 million and $26.1 million, respectively, and the total related recognized tax benefit was $4.6 million and $8.9 million, respectively.

Total share-based compensation expense capitalized as part of inventory for the three and six months ended March 30, 2012 was $0.9 million and $1.7 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended April 1, 2011 was $0.9 million and $1.7 million, respectively.

During the six months ended March 30, 2012, the Company granted performance units to certain employees under the Third Amended 2005 Plan (before and after its amendment and restatement). The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are generally forfeited at the time of termination.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Employee Stock Option Plans
Expected term (in years)	4.77	4.69	4.64	4.69
Risk-free interest rate	0.8%	2.2%	0.8%	2.0%
Expected volatility	35.3%	35.6%	36.9%	35.6%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$20.19	$23.80	$18.75	$23.26

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.1%	0.2%	0.1%	0.2%
Expected volatility	20.4%	12.1%	21.9%	11.7%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$12.20	$11.56	$12.49	$11.49

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 30, 2011	8,424	6,917	$45.90
Authorized	6,000	—	—
Granted (1)	(2,641)	735	58.44
Cancelled or expired (2)	27	(9)	54.54
Exercised	—	(861)	41.10

Balance at March 30, 2012	11,810	6,782	$47.85	4.0	$143,203

Exercisable at March 30, 2012		5,700	$46.22	3.6	$128,994

(1) The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of deferred stock units, restricted stock units and performance units. Deferred stock unit, restricted stock unit and performance unit awards were counted against the shares available for grant limit as 2.5 shares for every one awarded before February 9, 2012 and were counted against the shares available for grant limit as 2.6 shares for every one awarded on or after February 9, 2012. In addition, the shares available for grant limit was further adjusted to reflect a maximum payout of 1.5 shares that could be issued for each performance unit granted.

(2) The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents the cancellation of shares of restricted common stock and restricted stock units due to employee terminations.

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $68.96 as of March 30, 2012, the last trading date of the second quarter of fiscal year 2012, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of March 30, 2012, there was $14.5 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2011	735	$47.36
Granted	704	58.99
Vested	(203)	37.87
Cancelled or expired	(7)	53.15

Balance at March 30, 2012	1,229	$55.55

As of March 30, 2012, unrecognized compensation expense totaling $43.2 million was related to awards of restricted stocks, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
Net earnings	$107,772	$103,079	$198,006	$199,568

Weighted average shares outstanding—basic	112,354	117,959	112,282	117,896
Dilutive effect of potential common shares	2,159	2,427	2,146	2,440

Weighted average shares outstanding—diluted	114,513	120,386	114,428	120,336

Net earnings per share—basic	$0.96	$0.87	$1.76	$1.69

Net earnings per share—diluted	$0.94	$0.86	$1.73	$1.66

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

Based on this calculation, stock options to purchase 743,646 shares at an average exercise price of $58.87 per share and 41,750 shares at an average exercise price of $69.79 per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended March 30, 2012 and April 1, 2011, respectively. Stock options to purchase 249,798 shares at an average exercise price of $61.73 and 164,613 shares at an average exercise price of $56.67 per share were excluded from the computation of diluted weighted average shares outstanding for the six months ended March 30, 2012 and April 1, 2011, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

15. VARIABLE INTEREST ENTITY

During fiscal year 2011, the Company entered into a number of agreements with CPTC. CPTC is a variable interest entity that was established to finance and operate the Scripps Proton Therapy Center in San Diego, California. CPTC has raised approximately $60 million in equity and has received a $165.3 million loan facility, in which the Company participates, to finance the construction and start-up operations of this center. Scripps Clinic Medical Group, Inc. (“Scripps”) will be responsible for the clinical operations of the Scripps Proton Therapy Center, which is scheduled to open in calendar year 2013.

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal year 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized under this service agreement. In addition, in September 2011, ORIX Capital Markets, LLC (“ORIX”) and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of March 30, 2012, the Company had funded $31.6 million of its $115.3 million commitment, which is reported as a current asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

The loan, which matures in September 2015, bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum. The loan can be extended for two additional one-year terms at the election of CPTC during which extensions interest will accrue at LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments are due monthly in arrears until July 1, 2014, at which time monthly payments based on amortization of the principal balance over a 15-year period at an interest rate of 8.25% per annum become due and payable. If all or a portion of the principal is repaid on or before July 1, 2014, interest that would have been payable had the principal not been repaid early is due and payable. The Company, as one of the lenders, is entitled to certain fees, including a commitment fee of 1.5% of the loan facility commitment amount and an exit fee of 1% of the amount of principal paid, whether as a result of prepayment or maturity. The loan facility is collateralized by all of the assets of the Scripps Proton Therapy Center. In connection with the loan facility, the Company’s subsidiary also shares 4% of the gross revenues of the Scripps Proton Therapy Center for 35 years. The Company’s subsidiary’s right of revenue sharing may be reduced upon the sale of a portion of the Company’s loan.

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

As of March 30, 2012, in addition to the $31.6 million loan to CPTC, the Company had recorded $37.7 million in accounts receivable from CPTC. As of September 30, 2011, the outstanding loan balance to CPTC was $19.2 million and the accounts receivable balance from CPTC was $15.2 million. As of March 30, 2012, the Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

16. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business and Varian Particle Therapy (“VPT”) are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011

Revenues
Oncology Systems	$566	$508	$1,053	$960
X-ray Products	123	117	236	229

Total reportable segments	$689	$625	$1,289	$1,189
Other	32	23	57	39

Total company	$721	$648	$1,346	$1,228

Operating Earnings (Loss)
Oncology Systems	$125	$128	$237	$248
X-ray Products	33	28	60	58

Total reportable segments	$158	$156	$297	$306
Other	(9)	(5)	(19)	(13)
Corporate	(5)	—	(5)	(5)

Total company	$144	$151	$273	$288

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

18. SUBSEQUENT EVENTS

On April 3, 2012, VMS acquired InfiMed, Inc., a privately-held supplier of hardware and software for processing diagnostic X-ray images, for a cash payment of approximately $15 million plus potential contingent consideration upon achievement of certain milestones. This acquisition, which will be integrated into the Company’s X-ray Products business, will enable the Company to provide more fully integrated X-ray component solutions to its customers.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) wherein, among other things, the Company will represent Siemens diagnostic imaging products to radiation oncology clinics initially in most international markets and expanding to North America and other markets later in the calendar year, and Siemens will represent the Company’s equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers. Furthermore, the Company and Siemens will develop interfaces that will enable connecting the Company’s ARIA® oncology information system software with Siemens linear accelerators and imaging systems, as well as co-develop new imaging and treatment solutions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

On April 27, 2012, VMS entered into a new, five-year credit agreement with certain lenders and BofA as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables the Company to borrow and have outstanding at any given time $300 million. The 2012 Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The Company also has the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is secured, subject to certain limitations on the amount secured, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. All hedging or treasury management obligations entered into by the Company with a lender are also secured by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. The Company also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.50% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans. The Company may prepay, reduce or terminate the commitments without penalty. The credit agreement contains affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum cash flow coverage.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of March 30, 2012 and the related condensed consolidated statements of earnings for the three-month and six-month periods ended March 30, 2012 and April 1, 2011 and the condensed consolidated statements of cash flows for the six-month periods ended March 30, 2012 and April 1, 2011. These interim financial statements are the responsibility of the Company’s management.

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

May 8, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10 Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; future events and developments, including expectations regarding acquisitions or partnerships; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “expectation,” “anticipate,” “can,” “may,” “will,” “should,” “will,” “would,” “could,” “estimate,” “continue,” “grow,” “may,” “intended,” “potential,” “ongoing,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

In the second quarter of fiscal year 2012, revenues increased 11% compared to the year-ago quarter. However, gross margin in the second quarter of fiscal year 2012 decreased 3.4 percentage points from the year-ago quarter due primarily to declines in Oncology Systems and SIP gross margins and revenues in our Varian Particle Therapy (“VPT”) business recognized at a zero margin, partially offset by an improvement in X-ray Products gross margin. Net earnings increased 5% and net earnings per diluted share increased 9% in the second quarter of fiscal year 2012 over the year-ago quarter, helped by a decrease in our effective tax rate. Net earnings per diluted share for the second quarter of fiscal 2012 included a restructuring charge associated with realigning our resources to address growth prospects in emerging markets. The number of weighted average shares outstanding on a diluted basis in the second quarter of fiscal year 2012 decreased from the year-ago quarter primarily due to repurchases of shares of VMS common stock.

All of our businesses reported growth in net orders in the second quarter of fiscal year 2012 from the year-ago quarter. VPT booked orders for two proton therapy systems in the second quarter of fiscal year 2012. Including $156 million in VPT backlog, our backlog at March 30, 2012 was 18% higher than at the end of the second quarter of fiscal year 2011.

In April 2012, we announced a strategic global partnership with Siemens AG (“Siemens”) to provide advanced diagnostic and therapeutic solutions and services for treating cancer with image-guided radiotherapy and radiosurgery.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for treating cancer with conventional radiotherapy, IMRT, IGRT, volumetric modulated arc therapy (an advanced form of IMRT), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we offer; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. We have recently seen a greater percentage of Oncology Systems net orders and revenues coming from emerging markets within our international region, such as China, Thailand, India and Russia, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of net orders and revenues will generally continue and may negatively impact Oncology

Systems’ gross margin. A decision regarding the constitutionality of the Affordable Health Care for America Act is currently pending before the U.S. Supreme Court, and we do not know what impact that act, or any surviving portions of that act, will have on long-term growth or demand for our products and services.

In October 2011, we acquired Calypso Medical Technologies, Inc. (“Calypso”), a supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. This acquisition enables us to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments. We expect Calypso will have a dilutive effect on our operating earnings in fiscal year 2012. In April 2012, we entered into a strategic global partnership with Siemens wherein, among other things, we will represent Siemens diagnostic imaging products to radiation oncology clinics initially in most international markets and expanding to North America and other markets later in the year, and Siemens will represent our equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers. Furthermore, we and Siemens will develop interfaces that will enable connecting our ARIA® oncology information system software with Siemens linear accelerators and imaging systems, as well as co-develop new imaging and treatment solutions.

Both the international region and North America contributed to the growth in Oncology Systems net orders and revenues in the second quarter of fiscal year 2012 over the second quarter of fiscal year 2011. Oncology Systems gross margin in the second quarter of fiscal year 2012 decreased from the second quarter of fiscal year 2011 primarily due to a significant geographic shift of product revenues away from high margin countries to lower margin countries within the international region. Our Oncology Systems product gross margin for the quarter was further impacted by stiffer pricing pressure.

Through March 30, 2012, we had received orders for about 490 TrueBeam systems since its introduction in the second quarter of fiscal year 2010 and had about 230 systems installed or in progress.

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

In the second quarter of fiscal year 2012, X-ray Products net orders increased over the year-ago quarter, with North American net orders partially offset by a decline in international net orders. Revenues in the second quarter of fiscal year 2012 increased compared to the second quarter of fiscal year 2011, with increases from both the international region and North America. Our key Japanese customers appear to have completed the inventory adjustments that slowed net orders and sales in the first quarter of fiscal year 2012. X-ray Products gross margin for the second quarter of fiscal year 2012 increased over the second quarter of fiscal year 2011 primarily due to lower costs of quality for our flat panel products, cost control measures and a product mix shift towards higher margin products.

On April 3, 2012, we acquired InfiMed, Inc., a supplier of hardware and software for processing diagnostic X-ray images, for a cash payment of approximately $15 million plus potential contingent consideration upon achievement of certain milestones. This acquisition will enable X-ray Products to provide more fully integrated X-ray component solutions to our customers.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Health Care for America Act, should the relevant provisions of this act survive challenge in the U.S. Supreme Court, or as a result of similar state proposals, could affect demand for our products in our X-ray Products business.

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

In the second quarter of fiscal year 2012, VPT recorded $124 million in net orders primarily for two proton therapy systems, one of which will be installed at the PTC St. Petersburg Center of Nuclear Medicine of the International Institute of Biological Systems in Russia and the other of which will be installed at the King Fahd Medical Center in Riyadh, Saudi Arabia. Increased demand for SIP products also contributed to the increase in net orders the “Other” category in the second quarter of fiscal year 2012 over the year-ago quarter. Revenues in our “Other” category increased in the second quarter of fiscal year 2012 from the year-ago quarter, primarily due to an increase in VPT product revenues partially offset by a decrease in SIP revenues.

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

The expected term of our stock options is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption for our stock options. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility is derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could not rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected terms of the stock options we grant and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. In determining the grant date fair value of our performance units, historical volatilities of shares of VMS common stock, as well as the shares of common stock of peer companies, were used to assess certain performance targets. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock awards. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognize expense only for those awards expected to vest. If the actual forfeiture rate and/or the actual number of performance units vested based on achievement of performance conditions are materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Our foreign earnings are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our foreign subsidiaries do business. In addition, a decrease in the percentage of our total earnings from our foreign countries, or a change in the mix of foreign countries among particular tax jurisdictions could increase or decrease our effective tax rate. Our current effective tax rate does not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States.

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2012 is the 52-week period ending September 28, 2012, and fiscal year 2011 was the 52-week period ended September 30, 2011. The fiscal quarters ended March 30, 2012 and April 1, 2011 were both 13-week periods.

Discussion of Results of Operations for the Second Quarter and First Half of Fiscal Year 2012 Compared to the Second Quarter and First Half of Fiscal Year 2011

Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Product	$546.8	$498.7	10%	$1,003.6	$930.5	8%
Service Contracts and Other	173.5	149.7	16%	342.0	297.8	15%

Total Revenues	$720.3	$648.4	11%	$1,345.6	$1,228.3	10%

Product as a percentage of total revenues	76%	77%		75%	76%
Service Contracts and Other as a percentage of total revenues	24%	23%		25%	24%

Revenues by region

North America	$331.4	$299.9	10%	$618.0	$522.9	18%

Europe	213.1	174.4	22%	386.7	378.2	2%
Asia	148.9	152.7	(2%)	284.4	277.5	2%
Rest of world	26.9	21.4	25%	56.5	49.7	14%

Total International (1)	388.9	348.5	12%	727.6	705.4	3%

Total	$720.3	$648.4	11%	$1,345.6	$1,228.3	10%

North America as a percentage of total revenues	46%	46%		46%	43%
International as a percentage of total revenues	54%	54%		54%	57%

(1)	We consider international revenues to be revenues outside of North America.

The increases in total revenues and product revenues in the second quarter and the first half of fiscal year 2012 over the respective year-ago periods was due to revenue growth in Oncology Systems, X-ray Products and VPT, partially offset by declines in SIP revenues.

Service contracts and other revenues increased in the second quarter of fiscal year 2012 over the second quarter of fiscal year 2011 primarily due to an increase in Oncology Systems service contract revenues, and to a lesser extent, increases in SIP and VPT service contracts and other revenues. Service contracts and other revenues increased during the first half of fiscal year 2012 over the year-ago period primarily due to an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in SIP service contract revenues, partially offset by a decline in VPT service contracts and other revenues.

The growth in total North American revenues in the second quarter of fiscal year 2012 from the second quarter of fiscal year 2011 was primarily due to an increase in revenues in Oncology Systems, VPT, SIP and X-ray Products. For the first half of fiscal year 2012, the increase in total North American revenues over the year-ago period was due to revenue increases in Oncology Systems, VPT and SIP, partially offset by a decrease in revenues in X-ray Products.

International revenues increased in the second quarter of fiscal year 2012 over the second quarter of fiscal year 2011 primarily due to increases in international revenues in Oncology Systems, X-ray Products and VPT, which were partially offset by a decline in international revenues in SIP. For the first half of fiscal year 2012, international revenues increased over the year-ago period was primarily due to increases in international revenues in Oncology Systems and X-ray Products, which were partially offset by declines in international revenues in SIP and VPT. Compared to the year-ago periods, differences in currency exchange rates overall did not have a significant impact to international revenues when measured in U.S. dollars during the second quarter and the first half of fiscal year 2012.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Product	$397.6	$362.7	10%	$721.5	$672.4	7%
Service Contracts (1)	167.8	145.2	16%	331.5	287.9	15%

Total Oncology Systems revenues	$565.4	$507.9	11%	$1,053.0	$960.3	10%

Product as a percentage of total Oncology Systems revenues	70%	71%		69%	70%
Service Contracts as a percentage of Oncology Systems revenues	30%	29%		31%	30%
Oncology Systems revenues as a percentage of total revenues	78%	78%		78%	78%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues increased in the second quarter and the first half of fiscal year 2012 over the year-ago periods primarily due to increases in revenues from sales of our linear accelerators and, to a lesser extent, from sales of our software products. The increases in Oncology Systems service contract revenues in the second quarter and the first half of fiscal year 2012 over the year-ago periods were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 2, 2011	Percent Change	March 30, 2012	April 2, 2011	Percent Change
North America	$273.5	$257.7	6%	$510.7	$445.6	15%

Europe	179.8	134.4	34%	322.0	302.7	6%
Asia	86.1	95.3	(10%)	165.4	164.5	1%

Rest of world	26.0	20.5	27%	54.9	47.5	15%

Total International	291.9	250.2	17%	542.3	514.7	5%

Total Oncology Systems revenues	$565.4	$507.9	11%	$1,053.0	$960.3	10%

North America as a percentage of Oncology Systems revenues	48%	51%		48%	46%
International as a percentage of Oncology Systems revenues	52%	49%		52%	54%

The increase in North American Oncology Systems revenues in the second quarter of fiscal year 2012 over the year-ago period was primarily due to an increase in service contract revenues and an increase in revenues from sales of our software products. For the first half of fiscal year 2012, the increase in North American Oncology Systems revenues over the year-ago period was primarily due to increased revenues from sales of our high energy accelerators and, to a lesser extent, increased revenues from sales of our software products. Increased service contract revenues also contributed to the increase in North American Oncology Systems revenues for the first half of fiscal year 2012 over the same period of the last fiscal year.

The increase in Oncology Systems international revenues for the second quarter of fiscal year 2012 over the same quarter of the last fiscal year was primarily due to an increase in revenues from sales of our linear accelerators in Europe and the rest of the world region and an increase in service contract revenues in all international regions, partially offset by a decrease in revenues from sales of our linear accelerators in Asia. For the first half of fiscal year 2012, the increase in Oncology Systems international revenues was primarily due to an increase in service contract revenues in all international regions, as well as an increase in revenues from sales of our linear accelerators in Europe and the rest of the world region, partially offset by a decrease in product revenues from sales of our software products in all international regions. Compared to the year-ago periods, differences in currency exchange rates overall did not have a significant impact to Oncology Systems international revenues when measured in U.S. dollars during the second quarter and the first half of fiscal year 2012.

Varying cycles of higher and lower revenues between the North American and international regions (and among countries in the international region) are impacted by regional influences, which recently have included the effects of government economic stimulus programs, the effects of the recession and the pace of economic recovery, the European sovereign debt crisis and uncertainty created by healthcare reform, including the excise tax on the sale of most medical devices, reductions in Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, and different technology adoption cycles that are consistent with the net order patterns. See further discussion of net orders under “Net Orders.” A decision regarding the constitutionality of the Affordable Health Care for America Act is currently pending before the U.S. Supreme Court, and we do not know what impact that act, or any surviving portions of that act, will have on long-term growth or demand for our products and services. Additionally, we are now seeing a greater percentage of Oncology Systems net orders and revenues come from the emerging market countries within our international region, which typically have purchased lower-priced products compared to developed markets and which usually have stiffer price competition. We expect this shift to generally continue.

X-ray Products Revenues

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
North America	$33.2	$33.0	1%	$63.9	$65.5	(2%)

Europe	26.5	27.4	(3%)	52.6	49.8	6%
Asia	62.2	56.6	10%	117.7	112.0	5%
Rest of world	0.9	0.8	(2%)	1.6	2.1	(27%)

Total International	89.6	84.8	6%	171.9	163.9	5%

Total X-ray Products Revenues	$122.8	$117.8	4%	$235.8	$229.4	3%

North America as a percentage of X-ray Products revenues	27%	28%		27%	29%

International as a percentage of X-ray Products revenues	73%	72%		73%	71%

X-ray Products revenues as a percentage of total revenues	17%	18%		18%	19%

In the second quarter of fiscal year 2012, X-ray Products revenues increased over the year-ago quarter primarily due to an increase in international revenues, and to a lesser extent, an increase in North American revenues. The increase in international X-ray Products revenues for the second quarter of fiscal year 2012 over the second quarter of fiscal year 2011 was primarily due to increased revenues from sales of our X-ray tube products in Asia and Europe and increased sales of our flat panel products in Asia, partially offset by decreased revenues from sales of our flat panel products in Europe. In North America, an increase in revenues from sales of our X-ray tube products in the second quarter of fiscal year 2012 over the year-ago quarter was partially offset by a decrease in revenues from sales of our flat panel products.

For the first half of fiscal year 2012, the increase in total X-ray Products revenues over the year-ago period was primarily due to an increase in international revenues, partially offset by a decline in North American revenues. Increased sales of our X-ray tube products and flat panel products in Asia and Europe contributed to the increase in the international X-ray Products for the first half of fiscal year 2012 over the year-ago period. In North America, a decline in revenues from decreased sales of our flat panel products was partially offset by an increase in revenues from increased sales of our X-ray tube products in the first half of fiscal year 2012 compared to the first half of fiscal year 2011.

The difference in currency exchange rates between the U.S. dollar and foreign currencies between the second quarter of fiscal year 2011 and the second quarter of fiscal year 2012, as well as between the first half of fiscal year 2011 and the first half of fiscal year 2012, did not have a material impact on X-ray Products international revenue growth because sales transactions in the X-ray Products business are primarily denominated in U.S. dollars.

Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Product	$26.4	$18.1	46%	$46.3	$28.6	62%
Service Contracts and Other	5.7	4.6	26%	10.5	10.0	6%

Total Other Revenues	$32.1	$22.7	42%	$56.8	$38.6	47%

Other revenues as a percentage of total revenues	5%	4%		4%	3%

Revenues in our “Other” category, which is comprised of SIP, VPT and GTC, increased in the second quarter and in the first half of fiscal year 2012 from the year-ago periods, primarily because of an increase in VPT product revenues. These product revenues were primarily associated with the proton therapy system for the Scripps Proton Therapy Center, for which we recognized revenues based on progress made on this project during the respective fiscal periods. To a lesser extent, an increase in SIP service revenues also contributed to the growth in “Other” revenues in the second quarter and the first half of fiscal year 2012 over the respective year-ago periods. These revenue increases were partially offset by a decrease in SIP products revenues.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Dollars by segment

Oncology Systems	$238.6	$231.2	3%	$458.0	$445.3	3%
X-ray Products	52.8	47.6	11%	98.5	94.7	4%
Other	5.3	10.2	(48%)	9.0	15.8	(43%)

Gross margin	$296.7	$289.0	3%	$565.5	$555.8	2%

Percentage by segment
Oncology Systems	42.2%	45.5%		43.5%	46.4%
X-ray Products	43.0%	40.4%		41.8%	41.3%
Total Company	41.2%	44.6%		42.0%	45.3%

The decreases in total company gross margin percentage for the second quarter and the first half of fiscal year 2012 over the respective year-ago periods were primarily due to the declines in Oncology Systems and SIP gross margins partially offset by increases in X-ray Products gross margins. In addition, total company gross margin percentage was negatively impacted by VPT’s recognition of revenues relating to the Scripps Proton Therapy Center with a zero profit in the second quarter and the first half of fiscal year 2012.

The decreases in Oncology Systems gross margin percentage the second quarter and the first half of fiscal year 2012 over the respective year-ago periods were due to decreases in Oncology Systems product gross margins, partially offset by increases in Oncology Systems service contract gross margins.

For the second quarter of fiscal year 2012, Oncology Systems product gross margin was 38.2%, compared to 43.6% in the second quarter of fiscal year 2011. For the first half of fiscal year 2012, Oncology Systems product gross margin was 39.5%, compared to 44.2% in the first half of fiscal year 2011. The decreases in gross margins between the quarters and the year-to-date periods were primarily due to a significant geographic shift of product revenues away from higher margin countries to lower margin countries, which typically demand lower-priced products compared to developed markets. Our Oncology Systems product gross margins for the quarter and for the year-to-date period were further impacted by stiffer pricing pressure in our international region, particularly in higher-growth emerging market countries. Oncology Systems service contract gross margin was 51.6% in the second quarter of fiscal year 2012, compared to 50.3% in the second quarter of fiscal year 2011. Oncology Systems service contract gross margin was 52.1% in the first half of fiscal year 2012, compared to 51.4% in the first half of fiscal year 2011. The increases in service contract gross margin were primarily due to higher service contract volume, which lowered the costs per contract. We believe the shift of Oncology Systems revenues towards emerging markets, which typically demand lower-priced products compared to developed markets, will generally continue and may negatively impact Oncology Systems gross margins.

For the second quarter of fiscal year 2012, X-ray Products gross margin improved over the year-ago quarter primarily due to lower costs of quality for our flat panel products, cost control measures and a product mix shift towards higher margin products. For the first half of fiscal year 2012, X-ray Products gross margin improved over the year-ago period primarily due to lower costs of quality for our flat panel products.

The decreases in SIP gross margin in the second quarter and the first half of fiscal year 2012 over the respective year-ago periods were primarily due to a product mix shift toward lower margin products. For the Scripps Proton Therapy Center, we recognized revenues under the percentage-of-completion method as we can provide a reasonably dependable cost estimate for this project. Although we cannot precisely estimate the project’s final outcome due to certain uncertainties and contingencies, we do not expect a loss on this project. Accordingly, we are recognizing revenues for this project under the zero profit margin approach until these uncertainties and contingencies are resolved.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Research and development	$47.0	$43.9	7%	$90.8	$82.4	10%
As a percentage of total revenues	6.5%	6.8%		6.8%	6.7%

The $3.1 million increase in research and development expenses for the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 was primarily due to a $3.3 million increase in Oncology Systems, which was primarily due to incremental research and development expenses for the recently acquired Calypso.

The $8.4 million increase in research and development expenses for the first half of fiscal year 2012 compared to the first half of fiscal year 2011 was primarily due to a $5.9 million increase in Oncology Systems and a $2.3 million increase in X-ray Products. The $5.9 million increase in Oncology Systems was primarily due to incremental research and development expenses for the recently acquired Calypso. The $2.3 million increase in X-ray Products was mainly due to increased development efforts for flat panel products.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Selling, general and administrative	$105.8	$93.9	13%	$201.9	$185.2	9%
As a percentage of total revenues	14.7%	14.5%		15.0%	15.1%

The $11.9 million increase in selling, general and administrative expenses for the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011 was primarily attributable to: (a) a loss of $1.4 million, versus a gain of $2.0 million in the year-ago quarter, recognized on our equity investment in dpiX Holding LLC; (b) a $2.8 million overall increase in legal expenses relating to ongoing litigation; (c) a $2.5 million restructuring charge for a workforce reduction in North America the accompanied the realignment of resources to support our sales and marketing activities in emerging market countries; (d) a $1.9 million net increase in employee-related costs, in part for increased headcount to support our growing sales, marketing and other business activities particularly in international countries; and (e) a $1.1 million increase in selling, general and administrative expenses associated with the recently acquired Calypso. These increases were partially offset by a $1.2 million decrease in expenses associated with product promotion and certain commission arrangements in our Oncology Systems business.

The $16.7 million increase in selling, general and administrative expenses for the first half of fiscal year 2012 compared to the first half of fiscal year 2011 was primarily attributable to: (a) a loss of $0.5 million, versus a gain of $4.2 million in the year-ago period, recognized on our equity investment in dpiX Holding LLC; (b) a $3.7 million net increase in employee-related costs, in part for increased headcount to support our growing sales, marketing and other business activities particularly in international countries; (c) a $2.9 million net increase in legal expenses relating to ongoing litigation; (d) a $2.6 million increase in selling, general and administrative expenses associated with the recently acquired Calypso; (e) a $2.0 million increase in restructuring charge primarily for a workforce reduction in North America that accompanied the realignment of resources to support sales and marketing activities in emerging market countries; (f) a $1.7 million increase in bad debt expense; (g) a $1.2 million increase in depreciation expense primarily related to a Palo Alto, California facility that was placed in service in the first quarter of fiscal year 2011; and (h) an unfavorable currency translation impact of $1.0 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into U.S. dollars. These increases were partially offset by a $5 million contingent liability charge recorded in the first half of fiscal year 2011 for which there was no similar charge in the first half of fiscal year 2012.

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Interest income (expense), net	$0.4	$—	n/a	$0.7	$0.1	877%

For the second quarter and the first half of fiscal year 2012, the net increases in interest income, net of interest expense, over the respective year-ago periods were primarily due to interest income generated from our loan to California Proton Treatment Center, LLC (“CPTC”), the commitment for which was executed in September 2011.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Effective tax rate	25.3%	31.8%	(6.5%)	27.6%	30.8%	(3.2%)

Our effective tax rate was 25.3% for the three months ended March 30, 2012, compared to 31.8% in the same period of fiscal year 2011. For the six months ended March 30, 2012, our effective tax rate was 27.6%, compared to 30.8% in the same period of fiscal year 2011. The decrease in our effective tax rate was primarily due to a shift in the geographic mix of earnings towards jurisdictions with lower tax rates.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. Our future effective tax rate could be adversely affected by having lower earnings than anticipated in countries where we have lower statutory rates and higher earnings than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, and by changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes to U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience fluctuation from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2011 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Net earnings per diluted share	$0.94	$0.86	9%	$1.73	$1.66	4%

The increases in earnings per diluted share in the second quarter and the first half of fiscal year 2012 over the second quarter and the first half of fiscal year 2011 resulted from (i) increases in total revenues, (ii) decreases in effective tax rate and (iii) reductions in the number of diluted shares of common stock outstanding due to stock repurchases, partially offset by decrease in gross margin percentages and a $2.5 million restructuring charge in the second quarter of fiscal year 2012 associated with realigning resources to address growth prospects in emerging markets.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2012	April 1, 2011	Percent Change	March 30, 2012	April 1, 2011	Percent Change
Oncology Systems:
North America	$255.1	$223.2	14%	$459.7	$452.2	2%

Total International	309.7	296.9	4%	589.8	526.9	12%

Total Oncology Systems	$564.8	$520.1	9%	$1,049.5	$979.1	7%

X-ray Products:
North America	$47.8	$38.6	24%	$77.8	$66.9	16%

Total International	82.6	85.1	(3%)	162.4	168.7	(4%)

Total X-ray Products	$130.4	$123.7	5%	$240.2	$235.6	2%

Other:	$167.6	$37.7	344%	$179.2	$59.6	200%

Total Net Orders:	$862.8	$681.5	27%	$1,468.9	$1,274.3	15%

For the second quarter and the first half of fiscal year 2012, both North America and the international region contributed to the growth in total Oncology Systems net orders over the respective year-ago periods. On a constant currency basis, Oncology Systems net orders grew at the same rate over the same year-ago periods.

For the second quarter of fiscal year 2012, the increase in North American Oncology Systems net orders over the second quarter of fiscal year 2011 was primarily due to the continued growth in demand for our service contracts, increased demand for our software products and demand for tumor tracking products offered by the recently acquired Calypso, which increases were partially offset by a decrease in net orders of our linear accelerators. The increase in international Oncology Systems net orders was primarily due to increased demand for our linear accelerators in Europe and Asia, increased demand for our software products in Asia and growth in demand for our service contracts in Asia and the rest of the world region. International Oncology Systems net orders also grew at the same rate on a constant currency basis in the second quarter of fiscal year 2012 over the prior year period.

For the first half of fiscal year 2012, the growth in North American Oncology Systems net orders was primarily due to the continued growth in demand for our service contracts, as well as increased demand for our software products and demand for tumor tracking products offered by recently acquired Calypso, which increases were partially offset by a decrease in demand for our linear accelerators. The increase in international Oncology Systems net orders was primarily due to increased demand for our linear accelerators and our software products in Europe and Asia, as well as for our service contracts in all international regions. When measured in constant currency, international Oncology Systems net orders grew 11% in the first half quarter of fiscal year 2012 over the first half of fiscal year 2011.

The trailing 12 months growth in net orders for Oncology Systems at the end of the second quarter of fiscal year 2012 and at the end of the previous three fiscal quarters were: an 8% total increase, with flat net orders in North America and a 16% increase for the international region, as of as of March 30, 2012; an 8% total increase, with a 1% decrease in North America and a 17% increase for the international region, as of December 30, 2011; an 8% total increase, with a 5% increase in North America and an 11% increase for the international region, as of September 30, 2011; a 10% total increase, with a 14% increase in North America and a 7% increase for the international region, as of July 1, 2011. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations, even with an overall shift of orders towards international regions and emerging market countries. In addition, the availability of government programs that stimulate the purchase of healthcare products, such as the one in place in 2010 in Japan, has in the past affected and could in the future affect the demand for our products and/or revenues recognized from period to period, and could therefore make it difficult to compare our financial results.

For the second quarter and the first half of fiscal year 2012, the increases in X-ray Products net orders over the respective year-ago periods were due to increases in North American net orders, partially offset by declines in international net orders. In North America, the increases in X-ray Products net orders in the second quarter and the first half of fiscal year 2012 over the respective year-ago periods were primarily due to increased demand for our flat panel products partially offset by decreased demand for our X-ray tube products. In the international region, the decrease in X-ray Products net orders in the second quarter of fiscal year 2012 over the year-ago quarter was primarily due to decreased demand for flat panel products in Europe, partially offset by increased demand for X-ray tube products in Europe and Asia. For the first half of fiscal year 2012, the decrease in X-ray Products net orders over the first half of fiscal year 2011 was primarily due to decreased demand for our flat panel products in all international regions partially offset by increased demand for our X-ray tube products in all international regions.

The increases in net orders the “Other” category in the second quarter and the first half of fiscal year 2012 over the respective year-ago periods were primarily due to VPT’s recording of two proton therapy system orders in the second quarter of fiscal year 2012. In second quarter of fiscal year 2012, VPT recorded a $50 million order to supply a proton therapy system for a two-room proton therapy center at the PTC St. Petersburg Center of Nuclear Medicine of the International Institute of Biological Systems in Russia. In addition, the Company recorded a $77 million order (of which $73 million was allocated to VPT and the remaining amount was allocated Oncology Systems) to supply a proton therapy system and two TrueBeam linear accelerators for a five-room proton therapy center at the King Fahd Medical Center in Riyadh, Saudi Arabia. For the second quarter of fiscal year 2012, SIP also contributed $7 million to the increase in net orders the “Other” category over the second quarter of fiscal year 2011. For the first half of fiscal year 2012, the increase in VPT net orders was partially offset by a decline in SIP net orders.

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

Backlog

Including the $156 million VPT backlog, our backlog at March 30, 2012 was $2.7 billion, which was an increase of 18% over the backlog at April 1, 2011. Our Oncology Systems backlog at March 30, 2012 was 10% higher than the backlog at April 1, 2011, which reflects a 23% increase for the international region and a 1% increase for North America.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses, repurchase shares of VMS common stock, and fund continuing operations. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	March 30, 2012	September 30, 2011	Increase/ (Decrease)
Cash and cash equivalents	$617	$564	$53

Our cash and cash equivalents increased $53 million from $564 million at September 30, 2011 to $617 million at March 30, 2012. The increase in cash and cash equivalents in the first half of fiscal year 2012 was due primarily to $159 million of cash generated from operating activities, $42 million of cash provided by stock option exercises and employee stock purchases, $6 million of cash provided by the excess tax benefits from share-based compensation and $3 million of cash received from repayment of note receivable from dpiX LLC. These increases were partially offset by $75 million used for the repurchase of shares of VMS common stock, $31 million of cash used in net payments under our credit facilities, $22 million of capital expenditures, $12 million used to fund a portion of our loan commitment to CPTC for financing the construction and startup operations of the Scripps Proton Therapy Center, $10 million of cash used for acquisition of Calypso, $4 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units and $4 million of cash used in repayment of long-term debt. In addition, foreign currency exchange rate changes in the first half of fiscal year 2012 increased cash and cash equivalents by $3 million.

At March 30, 2012, we had approximately $30 million, or 5%, of total cash and cash equivalents in the United States. Approximately $587 million, or 95%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of March 30, 2012, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, permitted acquisitions and other lawful corporate purposes.

See further discussion of our credit facility under “Cash Flows.”

Cash Flows

	Six Months Ended
(In millions)	March 30, 2012	April 1, 2011
Net cash flow provided by (used in):
Operating activities	$159	$206
Investing activities	(43)	(48)
Financing activities	(66)	(93)
Effects of exchange rate changes on cash and cash equivalents	3	(1)

Net increase in cash and cash equivalents	$53	$64

Our primary cash inflows and outflows for the first half of fiscal year 2012, as compared to the first half of fiscal year 2011, were as follows:

•

In the first half of fiscal year 2012, we generated net cash from operating activities of $159 million, compared to $206 million in the first half of fiscal year 2011. The $47 million decrease in net cash from operating activities during the first half of fiscal year 2012 compared to the first half of fiscal year 2011 was driven primarily by a net decrease of operating cash flows of $43 million related to changes to working capital items between the two periods, a decrease in non-cash items of $3 million and a decrease of $1 million in net earnings. The decrease of operating cash flows related to working capital items was primarily due to changes in accounts receivable, inventories and accounts payables.

During the first half of fiscal year 2012, the major contributors to the net change in working capital items from fiscal year end 2011 were advance payment from customers, prepaid expenses and other current assets, inventories, accounts receivable and accrued expenses as follows:

•	Advance payment from customers increased $41 million due to increased orders.

•

Prepaid expenses and other current assets increased $33 million primarily due to guaranteed prepayments made under a commercial agreement for products that we resell, as well as timing of expense payments.

•	Inventories increased by $29 million due to anticipated customer demand for products during fiscal year 2012.

•	Accounts receivable increased $26 million primarily due to higher revenues and timing of collections.

•

Accrued expenses decreased by $24 million primarily due to a decrease in income taxes payable as a result of tax payments made in the first six months of fiscal year 2012 as well as a decrease in our effective tax rate.

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

•

We used $43 million for investing activities in the first half of fiscal year 2012, compared to $48 million used in the first half of fiscal year 2011. During the first half of 2012, we used $22 million for purchases of property, plant and equipment, $12 million to fund a portion of our loan commitment to CPTC and $10 million to acquire Calypso. During the first half of fiscal year 2011, we used $39 million for purchases of property, plant and equipment and $8 million for the acquisition of all of the outstanding capital stock of a company.

•

Financing activities used net cash of $66 million in the first half of fiscal year 2012 compared to $93 million in the first half of fiscal year 2011. During the first half of fiscal year 2012, we used $75 million for the repurchase of VMS common stock, $31 million for net repayments under our credit facilities, $4 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units and $4 million for net repayments of long-term debt. These uses were partially offset by $42 million of proceeds from employee stock option exercises and employee stock purchases and $6 million in excess tax benefits from share-based compensation. During the first half of fiscal year 2011, we used $238 million for the repurchase of VMS common stock and $68 million for related equity forward contracts, as well as $9 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $105 million of proceeds from employee stock option exercises, $100 million of net borrowings under credit facilities and $17 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.4% of revenues in fiscal year 2012. As further described in Note 15, “Variable Interest Entity” of the Notes to the Condensed Consolidated Financial Statements, we are participating, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we have committed to loan up to $115.3 million to finance the construction and start-up operations of the Scripps Proton Therapy Center. As of March 30, 2012, we had loaned $31.6 million to CPTC and we expect CPTC to continue to draw down this facility during the construction and initial operation period through fiscal year 2014. The amounts and timing of loan drawdowns may change as a result of changes in construction progress and other factors. We expect to use cash held abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this loan facility, we will not be required to make further loan advances for the portion of the facility that is sold.

We had a $300 million credit facility with Bank of America, N.A. (“BofA”) during the first half of fiscal year 2012 (the “Amended BofA Credit Facility”). See Note 7 “Credit Facilities” to the Condensed Consolidated Financial Statements for a discussion of the Amended BofA Credit Facility. As of March 30, 2012, $125 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 0.99% and we were in compliance with all covenants.

In April 2012, we entered into a new, five-year credit agreement with certain lenders and BofA as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables us to borrow and have outstanding at any given time up to $300 million (the “2012 Credit Facility”). At that time we paid with a draw from the 2012 Credit Facility the then-outstanding balance of approximately $100 million under the Amended BofA Credit Facility.

The 2012 Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. We also have the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is secured, subject to certain limitations on the amount secured, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. All hedging or treasury management obligations entered into by us with a lender are also secured by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA” )or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. We also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.50% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans. We may prepay, reduce or terminate the commitments without penalty.

The credit agreement contains affirmative and negative covenants applicable to us that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum cash flow coverage.

In addition, VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire on February 28, 2013. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of March 30, 2012, 2 billion Japanese yen, or approximately $24.3 million, was outstanding under the Sumitomo Credit Facility with a weighted average interest rate of 0.67%.

See Note 7 “Credit Facilities” to the Condensed Consolidated Financial Statements for a discussion regarding the Amended BofA Credit Facility and the Sumitomo Credit Facility. See Note 18 “Subsequent Events” for a discussion of the 2012 Credit Facility.

The following table provides additional information regarding our short-term borrowings:

(Dollars in millions)	Second Quarter of Fiscal Year 2012
Amount outstanding (at end of period)	$149
Weighted average interest rate (at end of period)	0.94%

Average amount outstanding (during period)	158
Weighted average interest rate (during period)	0.98%

Maximum month-end amount outstanding during period	$175

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

Total debt as a percentage of total capital decreased to 10.1% at March 30, 2012 from 13.7% at September 30, 2011. The ratio of current assets to current liabilities increased to 1.80 to 1 at March 30, 2012 from 1.65 to 1 at September 30, 2011.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 83 days at March 30, 2012 compared to 79 days at April 1, 2011. Excluding VPT, DSO were 78 days at March 30, 2012 compared to 78 days at April 1, 2011. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments; collections performance, payment terms, the mix of revenues from different regions and the continued sovereign debt crises in Europe. As of March 30, 2012, approximately 4% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

During the three months ended March 30, 2012, we settled an accelerated share repurchase agreement executed on August 25, 2011 with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, we paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that we might be entitled to receive additional shares of VMS common stock from BofA or we might be required to deliver VMS shares or, at our option, make a cash payment to BofA. The repurchase period ended February 2012 and we received an additional 375,449 shares of VMS common stock, with a then market value of approximately $25 million, upon the settlement.

Including the 375,449 shares received upon the settlement of the August 2011 Repurchase Agreement, we repurchased a total of 1,500,000 shares of VMS common stock during the six months ended March 30, 2012, all of which were repurchased in the three months ended March 30, 2012. During the six months ended April 1, 2011, we repurchased 3,547,474 shares of VMS common stock, all of which were repurchased in the three months ended April 1, 2011, including shares of VMS common stock repurchased under earlier accelerated share repurchase agreements. Aggregate cash payments in connection with accelerated share repurchase agreements, if any, and for shares repurchased in the open market totaled $75.4 million during the three and six months ended March 30, 2012. Aggregate cash payments for such transactions for the three and six months ended April 1, 2011 totaled $306.1 million. All shares that were repurchased have been retired.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of March 30, 2012, 5,933,718 shares of VMS common stock remained available for repurchase under this repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions (including accelerated share repurchases) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of March 30, 2012, our liability for uncertain tax positions was $42.6 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

We participate, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and startup operations of the Scripps Proton Therapy Center. As of March 30, 2012, we had loaned $31.6 million to CPTC and we expect CPTC to continue to draw down this facility during the construction and initial operation period through fiscal year 2014. The amounts and timing of loan drawdown may change due to changes in construction progress and other factors. We expect to use cash held abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

Under a commercial agreement, we agreed to make guaranteed prepayments to a third party for orders of their products that we will resell to end-user customers. As of March 30, 2012, we had remaining guaranteed prepayment obligations of $14 million in fiscal year 2012 and $21 million in fiscal year 2013 under this commercial agreement.

On April 3, 2012, we acquired InfiMed, Inc., a supplier of hardware and software for processing diagnostic X-ray images, for a cash payment of approximately $15 million plus potential contingent consideration upon achievement of certain milestones.

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

Acquisition-Related Commitments/Obligations

When we acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform commissioning services for a proton therapy system for a fixed-price contract (the “Fixed-Price Contract”). In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price. The balance of the loss accrual related to this contingency (the New Contract) was €0.9 million as of March 30, 2012. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Condensed Consolidated Statements of Earnings in the periods in which these variances arise.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of March 30, 2012, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

In May 2011, the FASB amended ASC 820, “Fair Value Measurement.” This amendment is intended to result in convergence between GAAP and International Financial Reporting Standards requirements for measurement of and disclosures about fair value. This guidance clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The adoption of this amendment in the second quarter of fiscal year 2012 affected our disclosure only and did not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on our credit facilities as described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and accompanying contraction in the credit markets heighten these risks.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of March 30, 2012 were $275.1 million and $59.7 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of March 30, 2012. The principal amount of cash and cash equivalents at March 30, 2012 totaled $617 million with a weighted average interest rate of 0.25%. At March 30, 2012, our short-term investment represented a loan of $31.6 million to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

The Amended BofA Credit Facility (including the Japanese Line of Credit) allowed us to borrow up to a maximum amount of $300 million. Borrowings under the Amended BofA Credit Facility (outside of the Japanese Line of Credit) accrued interest based on LIBOR, the federal funds rate, or BofA’s prime rate plus a margin. Borrowings under the Japanese Line of Credit accrued interest at the basic loan rate announced by the Bank of Japan plus a margin. On April 27, 2012, we replaced the Amended BofA Credit Facility with the 2012 Credit Facility, interest on which is based on (i) a Eurodollar rate plus a margin or (ii) a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin. In addition, the Sumitomo Credit Facility allows us to borrow up to a maximum amount of 3 billion Japanese yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the our credit facilities. As of March 30, 2012, $149 million was outstanding under our credit facilities with a weighted average interest rate of 0.94%. If the amount outstanding under our credit facilities remained at this level for an entire year and interest rates increased or decreased (due to changes in LIBOR, the federal funds rate, BofA’s prime rate or the Bank of Japan basic loan rate) by 1%, our annual interest expense would increase or decrease, respectively, by an additional $1.5 million. See a detailed discussion of our credit facilities in Item 2, “MD&A – Liquidity and Capital Resources.”

In addition, we had $12.5 million of long-term debt (including the current maturities of long-term debt) outstanding at March 30, 2012 that carried at a weighted average fixed interest rate of 6.7% with principal payments due in various installments over a three-year period. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (95% of which was held abroad at March 30, 2012 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under our credit facilities approximated the principal amounts reflected above based on the maturities of these financial instruments. The fair value of our loan to CPTC was $31.6 million at March 30, 2012, which was estimated based on the income approach using key assumptions that include estimated probabilities of default by the counterparty and the LIBOR.

The fair value of our long-term debt was estimated to be $13.3 million at March 30, 2012. The estimated fair value of long-term debt was based on the then-current rates available to us for debt of similar terms and remaining maturities and also took into consideration default and credit risk. We determined the estimated fair value by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that IMRT, including volumetric modulated arc therapy, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been the drivers for our net orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, on our business in general. We have introduced new products such as TrueBeam, a new line of linear accelerators for radiotherapy and radiosurgery, and UNIQUE, a low-energy linear accelerator for more price sensitive markets in international regions, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam will be a valuable tool for clinicians in the fight against cancer and to stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for volumetric modulated arc therapy are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT- and IGRT-related products. Orders for these new products and products lines have contributed greatly to our recent orders and revenue growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other volumetric modulated arc therapy products) or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. As more institutions buy or upgrade to achieve IMRT and IGRT capabilities, the market for these products (including volumetric modulated arc therapy products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

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

Rapid change and technological innovation characterize the Oncology Systems market. Our products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including new products such as TrueBeam and RapidArc, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our X-ray Products business must also continually develop improved and lower cost products. We are investing in long-term growth initiatives, such as development of our SIP and VPT businesses, and expect that we will need to invest more to develop and commercialize the products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty, associated with new products may be proportionately greater than other products, and may therefore adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be adversely affected. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.

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

We conduct business globally. Our international revenues accounted for approximately 54% and 54% of revenues from continuing operations during the second quarter of fiscal years 2012 and 2011, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so, although we cannot be sure we will be able to meet our sales, service and support objectives or obligations, or recover our investments. Accordingly, our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	currency fluctuations;

•	changes in the political, regulatory, safety or economic conditions in a country or region;

•	the imposition by foreign countries of additional taxes, tariffs or other restrictions on foreign trade;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region;

•	the shorter period in the international region from placement of any order to revenue recognition;

•	any inability to obtain export licenses and other required export or import licenses or approvals;

•

failure to comply with export laws and requirements, which may result in civil or criminal penalties and restrictions on our ability to export our products, particularly our industrial linear accelerator products;

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

As of March 30, 2012, 95% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Our effective tax rate is impacted by tax laws in both the United States and in the respective countries in which our international subsidiaries do business. Earnings from our international region are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from the international region, or a change in the mix of particular tax jurisdictions within the international region could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, or if tax laws change, in which case our financial results could be adversely affected. In addition, there have been proposals in U.S. law that would significantly change U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could negatively impact our effective tax rate and adversely affect our financial results.

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation (deflation), slower economic activity, consumer confidence, corporate profits and capital spending, adverse business conditions, liquidity and unemployment; concerns over the downgrade of the sovereign debt of the United States and several European countries; continued sovereign debt and recession uncertainties in Europe and other foreign countries and concerns regarding slowing growth in China. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to freeze, delay or dramatically reduce purchases and capital project expenditures. Even though economic activity has improved since the low point of the crisis, growth rates have faltered. Project delays may continue, particularly as they relate to large scale or government projects, which may be affected by austerity measures. Alternatively, in the past, some countries, including Japan, have adopted and may in the future adopt government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.

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

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) pre-market notification clearance or PMA before it can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. The FDA has recently issued a draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. Although manufactures make the initial determination whether a change to a cleared device requires a new 510(k) clearance, we cannot assure you that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time-consuming, expensive and uncertain. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If we were unable to obtain required FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business could suffer. In the past, in the United States, our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. The 510(k) clearance process is generally less time-consuming, expensive and uncertain than the PMA process. However, there are some in the regulatory field who believe that certain medical devices should be required to use the PMA approval process, or a special more time-consuming 510(k) clearance process, rather than the current 510(k) clearance process. If we were required to use either of these lengthy processes for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business. The FDA recently released its Draft Guidance Document on the 510(k). We are currently analyzing how this plan, if fully implemented, may affect us and our ability to obtain product clearances.

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

Quality systems, audits and failure to comply. Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s QSR, as well as other federal and state regulations for medical devices and radiation emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and in connection with these inspections issues reports, known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter and/or proceed directly to other forms of enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance would be required. Failure to respond timely to Form FDA 483 observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations, adverse publicity and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include products recalls, correction and removal of products from customer sites and/or changes to our product manufacturing and quality systems, could adversely impact our financial results and may also divert management resources, attention and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our reputation, business and stock price. We recently completed our final response to the FDA for the Form FDA 483 observations issued in May 2011 related to the inspections of our Oncology Systems manufacturing facilities located in Helsinki, Finland and Haan, Germany. These observations generally included issues with complaint investigations, corrective actions and preventive actions, filings required under medical device reporting regulations and purchasing controls. While in the past, we have received Form 483 observations that we successfully resolved with the FDA, we cannot be certain that we will have similar success in promptly resolving these observations.

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

If we or any of our suppliers, distributors, agents or customers fail to comply with FDA, FTC and other applicable U.S. regulatory requirements or are perceived to potentially have failed to comply, we may face:

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

In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. If we or any of our suppliers, distributors, agents or customers fail to comply with applicable international regulatory requirements or are perceived to potentially have failed to comply, we may face:

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

On March 23, 2010, President Obama signed into law the Affordable Health Care for America Act. A decision regarding the constitutionality of the Affordable Health Care for America Act is currently pending before the U.S. Supreme Court, and we do not know what portions of the Act, if any, will survive. While we are continuing to evaluate this legislation and its potential impact on our business, should it survive constitutional challenge, it may adversely affect the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

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

Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2010 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 178 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below five, on a scale from 10 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly in countries, where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, from time to time, we may conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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

Product liability actions are subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle product liability claims against us, regardless of their actual merit. If a product liability action were finally determined against us, it could result in significant damages, including the possibility of punitive damages. If any final amounts owed were in excess of the amounts accrued, our consolidated financial position, results of operations or cash flows could be materially adversely affected. Adverse publicity regarding any accidents or mistreatments, even ones that do not involve our products, could cause patients to be less receptive to radiotherapy treatments, causing them to question the efficacy of radiation therapy and seek other methods of treatment and adversely impacting our business. Adverse publicity could also result in additional regulation of radiation therapy, medical devices or the healthcare industry in general. Increased regulatory activities could adversely affect our ability to promote, manufacture and sell our products, and therefore negatively impact our business and results of operations.

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

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations that are subject to economic conditions, as well as political changes. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects, or act cautiously as governments around the world wrestle with spending priorities. As economic growth remains sluggish in various jurisdictions and appears to be deteriorating in others, and as concerns about levels of government employment and government debt continue, we expect that these effects will also continue. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered with a large government project, which can make the certainty and timing of some SIP orders unpredictable. As a result, this business is subject to unpredictability in the timing of orders, sales and revenue that could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

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

OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL

Our future success depends, to a significant extent, on our ability to retain, attract, expand, integrate and train our management team and other key personnel, such as qualified engineering, service, sales, marketing and other qualified staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Because this competition is intense, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business, and our business would suffer. Additionally, if we are unable to retain any of our key personnel, we may not be able to replace them readily or on terms that are reasonable, if at all, which also could have a materially adverse effect on our business.

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

IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR MAY HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in April 2012 we acquired all of the outstanding equity of InfiMed, Inc., a supplier of hardware and software for processing diagnostic x-ray images and in October 2011 acquired Calypso. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and margins, from period to period. Drivers of orders include timing of announcement of and introduction of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and it is especially true with our proton therapy products because of the high cost of the proton therapy equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. As a result of the sluggish recovery from the 2008 worldwide economic downturn and contraction in credit markets, as well as continued uncertainty regarding global economic conditions, the purchasing cycle has extended and may extend even further as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles even further. The timing of when individual orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

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

•

changes in the relative portion of our revenues represented by our international region as a whole, by regions within the overall region as well as by individual countries (notably those in emerging markets);

•	fluctuation in our effective tax rate, which may or may not be known to us in advance;

•	changes to our organizational structure, which may result in restructuring or other charges;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	the impact of changing levels of sales on sole purchasers of certain of our x-ray products;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry, as well as ongoing costs associated with legal proceedings; and

•	accounting changes and adoption of new accounting pronouncements.

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margin may also be impacted by the gross margin of our proton therapy products, which are presently below the gross margins for our traditional radiotherapy products and particularly prior to completion because they are being accounted for in accordance with the zero profit, percentage-of-completion method. If our gross margins fall below the expectation of securities analysts and investors, the trading price of VMS common stock would almost certainly decline.

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

THE FINANCIAL RESULTS OF OUR VARIAN PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The development of the business we now call VPT enables us to offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our success in this area will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology has not been and future developments may not be adopted as quickly as others.

Since proton therapy projects are highly customized and are generally large and more complex, planning for these projects takes more time and uses more resources than in the radiotherapy business conducted in our Oncology Systems segment. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Consequently, this business is vulnerable to general economic and market conditions. The worldwide economic downturn resulted in a contraction in credit markets. This has made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements (such as we recently did for the Scripps Proton Therapy Center) or payment concessions in their agreements with us, which could impact our operating results. In addition, due to their size and complexity, the sales and customer decision cycles for proton therapy projects may take several years. As a result, the timing of these projects, and therefore our operating results for this business, may vary significantly from period to period.

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

If a legal proceeding were finally resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If any final amounts owed were in excess of the amounts accrued or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to market one or more of our material products or services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

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

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of March 30, 2012, customer contracts with remaining terms of more than one year amounted to approximately 4% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2011 - January 27, 2012	—		$—	—	7,433,718
January 28, 2012 - February 24, 2012	565,678	(2)	$66.37	500,000	6,933,718
February 25, 2012 - March 30, 2012	1,000,000		$67.19	1,000,000	5,933,718

Total	1,565,678		$66.89	1,500,000

(1)	In February 2011, VMS’s Board of Directors authorized the repurchase of 12,000,000 shares of VMS common stock through the end of our fiscal year 2012. We expect remaining repurchases under this authorization, if any, will be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. Shares will be retired upon repurchase.
(2)	Includes 65,678 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock, restricted stock unit and deferred stock unit granted under the Company’s employee stock plans. Also includes 375,449 shares of VMS common stock that were received from BofA upon settlement of the August 2011 Repurchase Agreement. See Note 12, “Stockholders’ Equity” of the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.2	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.3	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.4	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (for use in Singapore).

10.5	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.6	Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.7	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.8	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (for use in Singapore).

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended March 30, 2012 and April1, 2011; (ii) Condensed Consolidated Balance Sheets at March 30, 2012 and September 30, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2012 and April1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended March 30, 2012 and April1, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 8, 2012	By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.2	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.3	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.4	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (for use in Singapore).

10.5	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.6	Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.7	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.8	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (for use in Singapore).

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended March 30, 2012 and April1, 2011; (ii) Condensed Consolidated Balance Sheets at March 30, 2012 and September 30, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the six months ended March 30, 2012 and April1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements for the three and six months ended March 30, 2012 and April1, 2011.