Form 10-Q
period 2012-06-29
VARIAN MEDICAL SYSTEMS INC
filed 2012-08-07
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 110,715,329 shares of common stock, par value $1 per share, outstanding as of July 27, 2012.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended June 29, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenues:
Product	$526,331	$490,419	$1,529,935	$1,420,956
Service contracts and other	178,915	159,019	520,923	456,789

Total revenues	705,246	649,438	2,050,858	1,877,745

Cost of revenues:

Product	311,358	291,080	923,981	817,473
Service contracts and other	86,277	78,603	253,811	224,684

Total cost of revenues	397,635	369,683	1,177,792	1,042,157

Gross margin	307,611	279,755	873,066	835,588

Operating expenses:
Research and development	48,943	44,426	139,775	126,801
Selling, general and administrative	105,081	94,838	306,986	280,072

Total operating expenses	154,024	139,264	446,761	406,873

Operating earnings	153,587	140,491	426,305	428,715
Interest income	1,312	584	3,571	2,022
Interest expense	(933)	(504)	(2,469)	(1,868)

Earnings from operations before taxes	153,966	140,571	427,407	428,869
Taxes on earnings	45,123	41,966	120,559	130,696

Net earnings	$108,843	$98,605	$306,848	$298,173

Net earnings per share—basic	$0.98	$0.84	$2.74	$2.54

Net earnings per share—diluted	$0.96	$0.83	$2.69	$2.49

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—basic	111,070	116,874	111,857	117,614

Weighted average shares outstanding—diluted	112,823	119,064	113,961	119,831

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	June 29, 2012	September 30, 2011 (1)
Assets
Current assets:
Cash and cash equivalents	$633,386	$564,457
Short-term investment	47,155	19,205
Accounts receivable, net of allowance for doubtful accounts of $10,647 at June 29, 2012 and $6,034 at September 30, 2011	608,834	635,153
Inventories	464,436	409,962
Prepaid expenses and other current assets	150,430	111,875
Deferred tax assets	113,246	113,965

Total current assets	2,017,487	1,854,617

Property, plant and equipment, net	287,336	285,894
Goodwill	224,058	212,452
Other assets	189,072	145,798

Total assets	$2,717,953	$2,498,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$147,248	$154,946
Accrued expenses	284,705	290,009
Product warranty	49,323	50,128
Deferred revenues	126,348	140,173
Advance payments from customers	353,943	299,380
Short-term borrowings	168,760	181,400
Current maturities of long-term debt	0	9,876

Total current liabilities	1,130,327	1,125,912
Long-term debt	6,250	6,250
Other long-term liabilities	118,051	122,708

Total liabilities	1,254,628	1,254,870

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	0	0
Common stock of $1 par value: 189,000 shares authorized; 110,711 and 112,344 shares issued and outstanding at June 29, 2012 and at September 30, 2011, respectively	110,711	112,344
Capital in excess of par value	568,943	500,922
Retained earnings	834,851	677,473
Accumulated other comprehensive loss	(51,180)	(46,848)

Total stockholders’ equity	1,463,325	1,243,891

Total liabilities and stockholders’ equity	$2,717,953	$2,498,761

(1)	The condensed consolidated balance sheet as of September 30, 2011 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net earnings	$306,848	$298,173
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	36,655	34,912
Tax benefits from exercises of share-based payment awards	6,647	23,597
Excess tax benefits from share-based compensation	(7,805)	(21,768)
Depreciation	39,711	36,708
Amortization of intangible assets	2,848	2,280
Deferred taxes	(275)	9,585
Provision for doubtful accounts receivable	6,240	2,065
Income on equity investment in affiliate	(1,225)	(4,488)
Other	(858)	34
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,170)	24,961
Inventories	(49,271)	(68,310)
Prepaid expenses and other current assets	(47,665)	(24,627)
Accounts payable	(7,668)	(2,497)
Accrued expenses	(10,574)	(104)
Deferred revenues	(16,992)	(10,904)
Product warranty	4	(3,615)
Advance payments from customers	54,823	40,935
Other long-term liabilities	(5,911)	(10,010)

Net cash provided by operating activities	301,362	326,927

Cash flows from investing activities:
Purchases of property, plant and equipment	(40,188)	(52,289)
Investment in a privately held company	0	(13,597)
Investment in debt security	(27,950)	0
Acquisition of businesses, net of cash acquired	(28,241)	(8,399)
(Increase) decrease in cash surrender value of life insurance	(2,708)	425
Note repayment from affiliate and other, net	3,360	(7,492)
Other, net	(2,340)	(3,495)

Net cash used in investing activities	(98,067)	(84,847)

Cash flows from financing activities:
Repurchases of common stock	(172,418)	(238,000)
Equity forward contracts	0	(68,063)
Proceeds from issuance of common stock to employees	54,529	132,524
Excess tax benefits from share-based compensation	7,805	21,768
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(8,598)	(14,188)
Net repayments under line of credit agreements	(12,585)	(20,000)
Repayments of bank borrowings	(9,876)	(5,459)
Other	(74)	(52)

Net cash used in financing activities	(141,217)	(191,470)

Effects of exchange rate changes on cash and cash equivalents	6,851	(2,909)

Net increase in cash and cash equivalents	68,929	47,701

Cash and cash equivalents at beginning of period	564,457	520,221

Cash and cash equivalents at end of period	$633,386	$567,922

Supplemental information:

VMS common stock valued at $25.0 million was received in the nine months ended June 29, 2012 upon settlement of the August 2011 Repurchase Agreement. See Note 12, “Stockholders’ Equity.” VMS common stock valued at $41.3 million was received during the nine months ended July 1, 2011 upon settlement of the February 2011 Repurchase Agreement. See Note 12, “Stockholders’ Equity” to the Consolidated Financial Statements of the Company’s 2011 Annual Report for further discussion of the February 2011 Repurchase Agreement.

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 29, 2012 and September 30, 2011, results of operations for the three and nine months ended June 29, 2012 and July 1, 2011, and cash flows for the nine months ended June 29, 2012 and July 1, 2011. The results of operations for the three and nine months ended June 29, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2012 is the 52-week period ending September 28, 2012, and fiscal year 2011 was the 52-week period that ended on September 30, 2011. The fiscal quarters ended June 29, 2012 and July 1, 2011 were both 13-week periods.

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

Investments in Privately Held Companies

Equity investments in privately held companies in which the Company holds at least a 20% ownership interest or in which the Company has the ability to exercise significant influence are accounted for by the equity method. Equity investments in privately held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are accounted for under the cost method. Equity investments accounted for under the cost method totaled $21.4 million at both June 29, 2012 and September 30, 2011. The Company’s equity investments in privately held companies are included in “Other assets” in the Consolidated Balance Sheets. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

charges are required based primarily on the financial condition and near-term prospects of these companies. The Company did not have any impairment loss on equity investments in privately held companies during both the three and nine months ended June 29, 2012 and July 1, 2011.

Reclassifications

Certain items in the condensed consolidated statements of cash flows have been reclassified to conform to the current fiscal year’s format. These reclassifications had no impact on previously reported total net earnings.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standard Codification (“ASC”) 210, “Balance Sheet.” This amendment enhances disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

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

2. BALANCE SHEET COMPONENTS:

(in millions)	June 29, 2012	September 30, 2011
Short-term Investment:
Corporate debt security:
Amortized cost	$47.2	$19.2
Unrealized gain (loss)	0.0	0.0

Fair value	$47.2	$19.2

The short-term investment, which represents a loan to California Proton Treatment Center, LLC (“CPTC”), is classified as an available-for-sale corporate debt security. See Note 15, “Variable Interest Entity.”

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The components of inventories were as follows:

	June 29, 2012	September 30, 2011
(In millions)
Inventories:
Raw materials and parts	$232.6	$231.9
Work-in-progress	81.8	54.5
Finished goods	150.0	123.6

Total inventories	$464.4	$410.0

The components of other long-term liabilities were as follows:

(In millions)	June 29, 2012	September 30, 2011
Other long-term liabilities:
Long-term income taxes payable	$41.1	$44.8
Other	77.0	77.9

Total other long-term liabilities	$118.1	$122.7

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)

Assets at June 29, 2012:
Money market funds	$22.6	$0.0	$0.0	$22.6
Corporate debt security	0.0	0.0	47.2	47.2
Derivative assets	0.0	0.6	0.0	0.6
Option to purchase a company	0.0	0.0	1.4	1.4

Total assets measured at fair value	$22.6	$0.6	$48.6	$71.8

Liabilities at June 29, 2012:
Contingent consideration	$0.0	$0.0	$(9.1)	$(9.1)

Total liabilities measured at fair value	$0.0	$0.0	$(9.1)	$(9.1)

Assets at September 30, 2011:
Money market funds	$1.3	$0.0	$0.0	$1.3
Corporate debt security	0.0	0.0	19.2	19.2
Option to purchase a company	0.0	0.0	1.4	1.4

Total assets measured at fair value	$1.3	$0.0	$20.6	$21.9

Liabilities at September 30, 2011:
Contingent consideration	$0.0	$0.0	$(0.1)	$(0.1)

Total liabilities measured at fair value	$0.0	$0.0	$(0.1)	$(0.1)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at June 29, 2012:
Cash and cash equivalents	$21.5	$0.0	$0.0	$21.5
Short-term investment	0.0	0.0	47.2	47.2
Prepaid expenses and other current assets	0.0	0.6	0.0	0.6
Other assets	1.1	0.0	1.4	2.5

Total assets measured at fair value	$22.6	$0.6	$48.6	$71.8

Liabilities at June 29, 2012:
Accrued liabilities	$0.0	$0.0	$(1.9)	$(1.9)
Other long-term liabilities	0.0	0.0	(7.2)	(7.2)

Total liabilities measured at fair value	$0.0	$0.0	$(9.1)	$(9.1)

Assets at September 30, 2011:
Cash and cash equivalents	$0.2	$0.0	$0.0	$0.2
Short-term investment	0.0	0.0	19.2	19.2
Other assets	1.1	0.0	1.4	2.5

Total assets measured at fair value	$1.3	$0.0	$20.6	$21.9

Liabilities at September 30, 2011:
Other long-term liabilities	$0.0	$0.0	$(0.1)	$(0.1)

Total liabilities measured at fair value	$0.0	$0.0	$(0.1)	$(0.1)

The Company obtains valuations of Level 1 money market funds from quotes for transactions in active exchange markets involving identical assets.

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

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a Monte Carlo simulation model with key assumptions that include estimated sales units of an acquired business during the earn-out period and estimated discount rates corresponding to the periods of expected payments. For the acquisition of Calypso Medical Technologies, Inc. (“Calypso”) (see Note 18, “Business Combinations”), the estimated sales units used in the Monte Carlo simulation model ranged from 69 to 193 units during the earn-out period. The estimated discount rates used ranged from 0.13% to 0.42%. For the acquisition of InfiMed, Inc. (“InfiMed”) (see Note 18, “Business Combinations”), the estimated sales units used in the risk-neutral Monte Carlo simulation model ranged from 171 to 299 units per quarter during the earn-out period. Since the analysis of the InfiMed of contingent consideration liability was performed in a risk-neutral option pricing framework, the estimated discount rates used ranged from 1.37% to 1.75%, based on U.S. Treasury rates and an estimate of the Company’s counter-party risk. If the estimated sales units were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates used were to increase or decrease, the fair value of the contingent consideration would decrease or increase, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company’s Level 3 corporate debt security is valued based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. If the estimated discount rates used were to increase or decrease, the fair value of the corporate debt security would decrease or increase, respectively.

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Corporate Debt Security	Contingent Consideration	Option to Purchase a Company
Balance at September 30, 2011	$19.2	$(0.1)	$1.4
Purchases(1)	6.1	(4.9)	0.0

Balance at December 30, 2011	25.3	(5.0)	1.4
Purchases(1)	6.3	0.0	0.0

Balance at March 30, 2012	31.6	(5.0)	1.4
Purchases(1)	15.6	(4.1)	0.0

Balance at June 29, 2012	$47.2	$(9.1)	$1.4

(1)	Amounts reported under “Contingent Consideration” represent additions to contingent consideration liabilities as a result of acquisitions of businesses.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and nine months ended June 29, 2012 or the three and nine months ended July 1, 2011. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Fair Value of Other Financial Instruments

In the table below, the Company has segregated the fair value of certain financial instruments that are not measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
At June 29, 2012:
Bank deposits (included in “Cash and cash equivalents”)	$611.9	$0.0	$0.0	$611.9
Short-term borrowings	0.0	(168.8)	0.0	(168.8)
Long-term debt	0.0	(6.9)	0.0	(6.9)

At September 30, 2011:
Bank deposits (included in “Cash and cash equivalents”)	$564.3	$0.0	$0.0	$564.3
Short-term borrowings	0.0	(181.4)	0.0	(181.4)
Long-term debt	0.0	(17.2)	0.0	(17.2)

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

(In millions)	June 29, 2012	September 30, 2011
Accounts receivable with contractual maturities of more than one year:
Gross amount	$26.8	$16.2
Allowance for doubtful accounts	0.0	0.0

Net amount	$26.8	$16.2

Amount past due	$0.9	$1.2

Note receivable:
Note receivable from related party	$5.4	$8.8

Amount past due	$0.0	$0.0

Short-term investment:
Total short-term investment[1]	$47.2	$19.2

Amount past due	$0.0	$0.0

[1]	Represents a loan to CPTC. See Note 15, “Variable Interest Entity.”

During the three and nine months ended June 29, 2012, the Company sold $2.2 million and $9.7 million, respectively, of accounts receivable with contractual maturities of more than one year. There was no significant activity in the allowance for doubtful financing receivable accounts during the three and nine months ended June 29, 2012.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	June 29, 2012	September 30, 2011
Intangible Assets:
Acquired existing technology	$36.3	$26.0
Patents, licenses and other	22.1	19.6
Customer contracts and supplier relationship	10.9	10.4
Accumulated amortization	(46.4)	(43.7)

Net carrying amount	$22.9	$12.3

Amortization expense for intangible assets was $1.1 million and $0.7 million for the three months ended June 29, 2012 and July 1, 2011, respectively, and $2.8 million and $2.3 million for the nine months ended June 29, 2012 and July 1, 2011, respectively. The Company estimates amortization expense on a straight-line basis for the remaining three months of fiscal year 2012, fiscal year 2013, fiscal year 2014, fiscal year 2015, fiscal year 2016 and thereafter, will be as follows (in millions): $1.1, $4.3, $3.4, $3.0 and $11.1, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at September 30, 2011	$130.5	$6.1	$75.9	$212.5
Acquisition of businesses	4.1	10.9	0.0	15.0
Foreign currency translation adjustments	0.0	0.0	(3.4)	(3.4)

Balance at June 29, 2012	$134.6	$17.0	$72.5	$224.1

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

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income on the equity investment in dpiX Holding of $1.7 million in the three months ended June 29, 2012 and income of $0.3 million in the three months ended July 1, 2011. VMS recorded income on the equity investment in dpiX Holding of $1.2 million in the nine months ended June 29, 2012 and income of $4.5 million in the nine months ended July 1, 2011. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $46.2 million at June 29, 2012 and $46.7 million at September 30, 2011.

VMS entered into a loan agreement with dpiX in February 2009, which was amended in December 2011, under which VMS loaned $8.8 million to dpiX. The loan bears interest at prime plus 1% per annum. Interest was payable in full according to a quarterly schedule that began in April 2009. The principal balance was due and payable to VMS in installments, of which $3.4 million was due and paid in December 2011 and the balance, together with accrued and unpaid interest and all other related amounts payable, was due and payable on or before December 31, 2013. As of June 29, 2012, the amount outstanding under this loan agreement was $5.4 million, which was included in “Other assets” in the Condensed Consolidated Balance Sheet. As of September 30, 2011, the amount outstanding under this loan agreement was $8.8 million, which was included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets. The Company evaluated the collectability of its note receivable with dpiX at least on a quarterly basis, considering the timeliness of recurring payments, as well as its financial position and cash flows, and would recognize an impairment loss for any amount the Company deemed uncollectible. In July 2012, dpiX paid the outstanding amount of the loan prior to the due date of December 31, 2013.

During the three months ended June 29, 2012 and July 1, 2011, the Company purchased glass transistor arrays from dpiX totaling approximately $2.9 million and $6.4 million, respectively. Glass transistor arrays purchased from dpiX totaled approximately $10.9 million for the nine months ended June 29, 2012 and $18.7 million for the nine months ended July 1, 2011. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues—product” in the Condensed Consolidated Statements of Earnings for these periods.

7. CREDIT FACILITY

On April 27, 2012, VMS entered into a five-year credit agreement with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables the Company to borrow and have outstanding at any given time up to a maximum of $300 million. The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

line loans of up to $25 million. The Company also has the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is secured, subject to certain limitations on the amount secured, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of June 29, 2012, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations entered into by the Company with a lender are also secured by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of June 29, 2012, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA” ) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. The Company also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans. The Company may prepay, reduce or terminate the commitments without penalty. At June 29, 2012, a total of $165 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.62%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum cash flow coverage. For all periods presented within these condensed consolidated financial statements, the Company was in compliance with all covenants under the 2012 Credit Facility.

Prior to the 2012 Credit Facility, VMS had a credit agreement with BofA which provided for a revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $300 million (the “Amended BofA Credit Facility”). Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) could borrow up to 2.7 billion Japanese yen as part of the overall credit facility (the “Japanese Line of Credit”). VMS guaranteed the payment of the outstanding balance under the Japanese Line of Credit. The Amended BofA Credit Facility, including the Japanese Line of Credit, terminated on April 27, 2012, and was replaced with the 2012 Credit Facility.

At September 30, 2011, a total of $181 million was outstanding under the Amended BofA Credit Facility with a weighted average interest rate of 1.05%, none of which was outstanding under the Japanese Line of Credit. Up to $25 million of the Amended BofA Credit Facility could be used to support letters of credit issued on behalf of the Company, of which none were outstanding as of September 30, 2011.

The Amended BofA Credit Facility contained customary affirmative and negative covenants for facilities of this type. The Company also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. For all periods presented within these condensed consolidated financial statements, the Company was in compliance with all covenants under the Amended BofA Credit Facility.

In addition, VMS KK has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire on February 28, 2013. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 29, 2012, 300 million Japanese yen, or approximately $3.8 million, was outstanding under the Sumitomo Credit Facility with a weighted average interest rate of 0.67%.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 29, 2012	September 30, 2011	Balance Sheet	June 29, 2012	September 30, 2011
(In millions)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.4	$0.0	Accrued liabilities	$0.0	$0.0
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.2	0.0	Accrued liabilities	0.0	0.0

Total derivatives		$0.6	$0.0		$0.0	$0.0

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements of the Company’s 2011 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. The foreign currency forward contracts range from one to twelve months in maturity. As of June 29, 2012, the Company did not have any foreign currency forward contracts with an original maturity greater than twelve months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive (loss)” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, “Derivatives and Hedging,” the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, as well as its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts not included in the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and nine months ended June 29, 2012 and July 1, 2011, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of June 29, 2012, all forecasted cash flows were still probable to occur. As of September 30, 2011, net unrealized loss on derivative instruments before tax, of $11,000, was included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. As of June 29, 2012, net unrealized gain on derivative instruments, before tax, of $0.4 million, was included in “Accumulated other comprehensive loss,” and is expected to be reclassified to earnings over the twelve months that follow.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues:

Notional Value Sold
(In millions)	June 29, 2012
Japanese yen	$11.2

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive income (loss)” on the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
(In millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011		June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Foreign exchange contracts	$(0.5)	$0.0	$0.7	$(0.5)	Revenues	$0.2	$0.0	$0.3	$(1.0)

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) originally designated as cash flow hedges (primarily in Japanese yen) and were subsequently de-designated when the forecasted revenues were recognized:

	At June 29, 2012
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$29.8	$0.0
British pound	0.0	7.8
Canadian dollar	0.0	6.0
Danish krona	0.0	0.7
Euro	184.4	0.0
Indian rupee	4.4	0.0
Japanese yen	58.2	0.0
Norwegian krone	8.0	0.0
Swedish krona	2.2	0.0
Swiss franc	0.0	40.7

Totals	$287.0	$55.2

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative		Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Selling, general and administrative expenses	$6.6	$(4.1)	$8.7	$(7.1)

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s default on its borrowings, and deterioration of creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of June 29, 2012 and September 30, 2011, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	June 29, 2012	July 1, 2011
Accrued product warranty, at beginning of period	$50.1	$53.2
Charged to cost of revenues	41.3	32.0
Actual product warranty expenditures	(42.1)	(33.2)

Accrued product warranty, at end of period	$49.3	$52.0

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165 million loan facility for CPTC, under which the subsidiary committed to loan up to $115 million to finance the construction and start-up operations of a proton therapy center. See Note 15, “Variable Interest Entity” for a detailed discussion.

In September 2011, the Company entered into a commercial agreement in which the Company agreed to resell a third party company’s products. As part of that agreement, the Company agreed to make guaranteed prepayments of $67 million to that third party for orders of its products that the Company will resell to end-user customers. As of June 29, 2012, under this commercial agreement, the Company had remaining guaranteed prepayment obligations of $7 million in fiscal year 2012 and $21 million in fiscal year 2013.

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

The Company spent $0.7 million and $0.5 million (net of amounts borne by VI and VSEA) during the three months ended June 29, 2012 and July 1, 2011, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $1.2 million and $0.9 million (net of amounts borne by VI and VSEA) during the nine months ended June 29, 2012 and July 1, 2011, respectively, on such costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of June 29, 2012, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

CERCLA sites and this facility would range in total from $2.1 million to $9.5 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of June 29, 2012. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.1 million for these cleanup projects as of June 29, 2012. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of June 29, 2012, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.6 million to $36.0 million. The time frames over which these costs are estimated to be incurred vary, ranging from five years to thirty years as of June 29, 2012. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $13.4 million at June 29, 2012. Accordingly, the Company has accrued $10.1 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.1 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. The Company recorded receivables from that insurer of $2.7 million at June 29, 2012 and $3.0 million at September 30, 2011, with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain commissioning services for a proton therapy system for a fixed-price contract (the “Fixed-Price Contract”). In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain services for a fixed price. The balance of the loss accrual related to this contingency (the New Contract) was €0.9 million as of June 29, 2012. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters include, as of June 29, 2012, a patent infringement lawsuit initiated in 2007 by the University of Pittsburgh regarding the Company’s Real-time Position Management™ (“RPM”) technology. On or about December 21, 2011, the trial court presiding over the litigation entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. The remaining issues in the litigation were then trifurcated by the trial court, and in the proceedings the jury found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $37 million in actual damages and (iii) that the subject patent was valid. In an order dated April 25, 2012, the court enhanced damages by doubling them to approximately $74 million. In addition, the court assessed prejudgment interest to the damages award in the amount of approximately $13 million. In an order dated May 25, 2012, the court assessed damages for the period from the last time sales information was updated in the litigation, i.e., March 2011, until judgment, of approximately $3 million, which was doubled to approximately $6 million. Attorneys’ fees of approximately $9 million will also be added to the judgment. The court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. The Company has appealed the findings against it and believes that it has valid reasons for the judgment to be reversed.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. As of June 29, 2012, the Company had accrued an aggregate of approximately $6 million of such losses with respect to ongoing proceedings, including the University of Pittsburgh proceeding. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a range of reasonably possible losses in excess of the amounts accrued with respect to such matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Defined Benefit Plans
Service cost	$1,072	$945	$3,281	$2,713
Interest cost	1,325	1,283	4,016	3,710
Settlement gain	0	0	(161)	0
Expected return on plan assets	(1,316)	(1,251)	(3,982)	(3,622)
Amortization of prior service cost	40	38	120	113
Recognized actuarial loss	621	512	1,863	1,538

Net periodic benefit cost	$1,742	$1,527	$5,137	$4,452

Post-Retirement Benefit Plans
Interest cost	$55	$62	$165	$186
Amortization of prior service cost	1	1	3	3
Recognized actuarial loss	21	13	63	39

Net periodic benefit cost	$77	$76	$231	$228

The Company made contributions to the defined benefit plans of $8.1 million during the nine months ended June 29, 2012. The Company currently expects total contributions to the defined benefit plans for fiscal year 2012 will be approximately $9.7 million. The Company made contributions to the post-retirement benefit plans of $0.4 million during the nine months ended June 29, 2012. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2012 will be approximately $0.5 million.

11. INCOME TAXES

The Company’s effective tax rate on earnings from continuing operations was 29.3% in the three months ended June 29, 2012, compared to 29.9% in the same period of fiscal year 2011. For the nine months ended June 29, 2012, the Company’s effective tax rate on earnings from continuing operations was 28.2%, compared to 30.5% in the same period of fiscal year 2011. For both the three month and nine month periods, the decrease in the Company’s effective tax rate was primarily due to a shift in the geographic mix of earnings. This was partially offset by a smaller net benefit for discrete items in the current period related to the prior period, primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the nine months ended June 29, 2012; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as a result of expirations of the statutes of limitation and audit settlements in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 30, 2012, the Company settled an accelerated share repurchase agreement executed on August 25, 2011 with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. The remaining $37.5 million, representing approximately 15% of the initial cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Condensed Consolidated Balance Sheet at September 30, 2011 and June 29, 2012. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that the Company might be entitled to receive additional shares of VMS common stock from BofA or the Company might be required to deliver shares of VMS common stock or, at the Company’s option, make a cash payment to BofA. The repurchase period ended in February 2012 and the Company received an additional 375,449 shares of VMS common stock upon the settlement of the August 2011 Repurchase Agreement. The market value of the shares received of $25 million was included in “Capital in excess of par value” as of June 29, 2012.

Including the 375,449 shares received upon the upon the settlement of the August 2011 Repurchase Agreement, the Company repurchased a total of 3,000,000 shares of VMS common stock during the nine months ended June 29, 2012, of which 1,500,000 shares were repurchased in the three months ended June 29, 2012. During the nine months ended July 1, 2011, the Company repurchased 4,178,395 shares of VMS common stock (all of which was purchased under an accelerated share repurchase agreement executed in February 2011 (the “February 2011 Repurchase Agreement”)), of which 630,921 shares were repurchased for no additional consideration during the three months ended July 1, 2011 in connection with the settlement of the February 2011 Repurchase Agreement. Aggregate cash payments in connection with accelerated share repurchase agreements, if any, and for shares repurchased in the open market totaled $97.0 million during the three months ended June 29, 2012 and $172.4 million during the nine months ended June 29, 2012. The Company did not make any cash payment for such transactions during the three months ended July 1, 2011. Aggregate cash payments for such transactions for the nine months ended July 1, 2011 totaled $306.1 million. All shares that were repurchased have been retired.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of June 29, 2012, 4,433,718 shares of VMS common stock remained available for repurchase under this repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net earnings	$108,843	$98,605	$306,848	$298,173
Other comprehensive income (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Settlement loss	0	0	91	0
Amortization of prior service cost included in net periodic benefit cost	36	35	107	103
Amortization of net actuarial loss included in net periodic benefit cost	510	415	1,539	1,242

	546	450	1,737	1,345
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain	(328)	0	446	(318)
Reclassification adjustments	(111)	0	(195)	625

	(439)	0	251	307
Currency translation adjustment	(6,331)	3,194	(6,320)	7,714

Other comprehensive income (loss)	(6,224)	3,644	(4,332)	9,366

Total comprehensive earnings	$102,619	$102,249	$302,516	$307,539

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The table below summarizes the share-based compensation expense recognized under ASC 718, “Compensation – Stock Compensation,” for stock awards under the Third Amended 2005 Plan (before and after its February 2012 amendment and restatement) and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Cost of revenues—Product	$1,107	$1,055	$3,351	$3,013
Cost of revenues—Service contracts and other	317	392	1,184	1,610
Research and development	1,574	1,174	4,833	4,485
Selling, general and administrative	8,518	6,186	27,287	25,803
Taxes on earnings	(3,728)	(2,942)	(11,776)	(11,827)

Net decrease in net earnings	$7,788	$5,865	$24,879	$23,084

Increase (decrease) on:
Cash flows from operating activities (1)	$(1,661)	$(4,282)	$(7,805)	$(21,768)
Cash flows from financing activities (1)	$1,661	$4,282	$7,805	$21,768

(1)	Amounts represent excess tax benefits from share-based compensation.

During the three and nine months ended June 29, 2012, total share-based compensation expense recognized in earnings before taxes was $11.5 million and $36.7 million, respectively, and the total related recognized tax benefit was $3.7 million and $11.8 million, respectively. During the three and nine months ended July 1, 2011, total share-based compensation expense recognized in earnings before taxes was $8.8 million and $34.9 million, respectively, and the total related recognized tax benefit was $2.9 million and $11.8 million, respectively.

Total share-based compensation expense capitalized as part of inventory for the three and nine months ended June 29, 2012 was $0.8 million and $2.5 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and nine months ended July 1, 2011 was $0.6 million and $2.3 million, respectively.

During the nine months ended June 29, 2012, the Company granted performance units to certain employees under the Third Amended 2005 Plan (before and after its amendment and restatement). The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are generally forfeited at the time of termination.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Employee Stock Option Plans
Expected term (in years)	4.55	5.19	4.64	4.75
Risk-free interest rate	0.7%	1.8%	0.8%	2.0%
Expected volatility	34.3%	34.5%	36.9%	35.5%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$19.14	$23.23	$18.75	$23.26

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.1%	0.1%	0.1%	0.2%
Expected volatility	18.0%	12.6%	20.6%	11.9%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$12.16	$13.09	$12.38	$11.91

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 30, 2011	8,424	6,917	$45.90
Authorized	6,000	0	0.00
Granted (1)	(2,673)	742	58.50
Cancelled or expired (2)	111	(29)	55.69
Exercised	0	(1,015)	40.60

Balance at June 29, 2012	11,862	6,615	$48.08	3.8	$84,621

Exercisable at June 29, 2012		5,604	$46.56	3.4	$80,142

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

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $60.77 as of June 29, 2012, the last trading date of the third quarter of fiscal year 2012, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of June 29, 2012, there was $11.9 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2011	735	$47.36
Granted	713	59.06
Vested	(397)	45.14
Cancelled or expired	(33)	53.49

Balance at June 29, 2012	1,018	$56.23

As of June 29, 2012, unrecognized compensation expense totaling $35.8 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net earnings	$108,843	$98,605	$306,848	$298,173

Weighted average shares outstanding—basic	111,070	116,874	111,857	117,614
Dilutive effect of potential common shares	1,753	2,190	2,104	2,217

Weighted average shares outstanding—diluted	112,823	119,064	113,961	119,831

Net earnings per share—basic	$0.98	$0.84	$2.74	$2.54

Net earnings per share—diluted	$0.96	$0.83	$2.69	$2.49

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

Based on this calculation, stock options to purchase 559,695 shares at an average exercise price of $59.71 per share and 47,750 shares at an average exercise price of $69.67 per share were excluded from the computation of diluted weighted average shares outstanding for the three months ended June 29, 2012 and July 1, 2011, respectively. Stock options to purchase 250,619 shares at an average exercise price of $61.92 and 41,000 shares at an average exercise price of $70.60 per share were excluded from the computation of diluted weighted average shares outstanding for the nine months ended June 29, 2012 and July 1, 2011, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

15. VARIABLE INTEREST ENTITY

During fiscal year 2011, the Company entered into a number of agreements with CPTC. CPTC is a variable interest entity that was established to finance and operate the Scripps Proton Therapy Center in San Diego, California. CPTC has raised approximately $60 million in equity and has received a $165.3 million loan facility, in which, as described below, the Company participates, to finance the construction and start-up operations of this center. Scripps Clinic Medical Group, Inc. (“Scripps”) will be responsible for the clinical operations of the Scripps Proton Therapy Center, which is scheduled to open in calendar year 2013.

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal year 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized under this service agreement. In addition, in September 2011, ORIX Capital Markets, LLC (“ORIX”) and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of June 29, 2012, the Company had funded $47.2 million of its $115.3 million commitment, which is reported as a current asset on the Company’s Condensed Consolidated Balance Sheet. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

The loan, which matures in September 2015, bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum. The loan can be extended for two additional one-year terms at the election of CPTC during which extensions interest will accrue at LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments are due monthly in arrears until July 1, 2014, at which time monthly payments based on amortization of the principal balance over a 15-year period at an interest rate of 8.25% per annum become due and payable. If all or a portion of the principal is repaid on or before July 1, 2014, interest that would have been payable had the principal not been repaid early is due and payable. The Company, as one of the lenders, is entitled to certain fees, including a commitment fee of 1.5% of the loan facility commitment amount and an exit fee of 1% of the amount of principal paid, whether as a result of prepayment or maturity. The loan facility is collateralized by all of the assets of the Scripps Proton Therapy Center. In connection with the loan facility, the Company’s subsidiary also shares 4% of the gross revenues of the Scripps Proton Therapy Center for 35 years. The Company’s subsidiary’s right of revenue sharing may be reduced upon the sale of a portion of the Company’s loan. The Company did not sell any portion of its loan during the three and nine months ended June 29, 2012.

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

As of June 29, 2012, in addition to the $47.2 million loan to CPTC, the Company had recorded $25.7 million in accounts receivable from CPTC. As of September 30, 2011, the outstanding loan balance to CPTC was $19.2 million and the accounts receivable balance from CPTC was $15.2 million. As of June 29, 2012, the Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

16. STRATEGIC ARRANGEMENT

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, the Company and Siemens will collaborate to develop interfaces that will enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. The Company also pays for additional licenses beyond the minimum quantities set forth in the agreement. As of June 29, 2012, no amount related to achievement of product development milestones was payable under this agreement.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In addition, pursuant to this agreement, the Company will represent Siemens diagnostic imaging products to radiation oncology clinics initially in most international markets and in North America later in calendar year 2012, and Siemens will represent the Company’s equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers. This agreement also provides a framework for both companies to co-develop new imaging and treatment solutions in the future.

17. SEGMENT INFORMATION

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center, Security and Inspection Products business and Varian Particle Therapy business are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Revenues
Oncology Systems	$546	$513	$1,599	$1,473
X-ray Products	127	121	363	350

Total reportable segments	$673	$634	$1,962	$1,823
Other	32	16	89	55

Total company	$705	$650	$2,051	$1,878

Operating Earnings (Loss)
Oncology Systems	$127	$120	$364	$368
X-ray Products	35	30	94	88

Total reportable segments	$162	$150	$458	$456
Other	(8)	(8)	(27)	(21)
Corporate	0	(1)	(5)	(6)

Total company	$154	$141	$426	$429

18. BUSINESS COMBINATIONS

On October 3, 2011, the Company acquired all of the outstanding equity of Calypso, a privately-held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. This acquisition, which was integrated into the Company’s Oncology Systems business, enables the Company to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments. This acquisition was accounted for as a business combination. The total purchase price of $15.8 million consisted of $10.9 million of cash consideration and $4.9 million of contingent consideration at fair value. Of the purchase price, $2.5 million was preliminarily allocated to goodwill, $7.9 million to amortizable intangible assets, and $5.4 million to net assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is not deductible for income tax purposes.

On April 3, 2012, VMS acquired all of the outstanding equity of InfiMed, a privately-held supplier of hardware and software for processing diagnostic X-ray images. This acquisition, which was integrated into the Company’s X-ray Products business, enables the Company to provide more fully integrated X-ray component solutions to its customers. This acquisition was

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

accounted for as a business combination. The total purchase price of $20.8 million consisted of $17.1 million of cash consideration and $3.7 million of contingent consideration at fair value. Of the purchase price, $10.9 million was preliminarily allocated to goodwill, $5.4 million to amortizable intangible assets, and $4.5 million to net assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is deductible for income tax purposes.

These business combinations were not significant and therefore pro forma disclosures have not been presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of June 29, 2012 and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended June 29, 2012 and July 1, 2011 and the condensed consolidated statements of cash flows for the nine-month periods ended June 29, 2012 and July 1, 2011. These interim financial statements are the responsibility of the Company’s management.

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

August 7, 2012

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10 Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; future events and developments, including expectations regarding acquisitions or partnerships; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “may,” “will,” “should,” “would,” “could,” “estimate,” “continue,” “grow,” “intended,” “potential,” “ongoing,” “likely,” and “possible” or similar statements are forward-looking statements. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

In the third quarter of fiscal year 2012, revenues increased 9% compared to the year-ago quarter, with all businesses contributing to this growth. Gross margin in the third quarter of fiscal year 2012 increased 0.5 percentage points over the year-ago quarter with a significant increase in X-ray gross margin and an improvement in Oncology Systems gross margin. In the third quarter of fiscal year 2012, net earnings per diluted share increased 16% from the year-ago quarter. We continued to operate in a challenging global environment during the third quarter of fiscal year 2012 and total net orders were flat compared to the year-ago quarter. The U.S. dollar strengthened significantly against the Euro and weakened modestly against the Japanese yen in the third quarter of fiscal year 2012 compared to the year-ago quarter so that the differences in currency exchange rates overall had an unfavorable impact on our international revenues and net orders when measured in U.S. dollars. Including $151 million in Varian Particle Therapy (“VPT”) backlog, our backlog at June 29, 2012 was 16% higher than at the end of the third quarter of fiscal year 2011.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for treating cancer with conventional radiotherapy, IMRT, IGRT, volumetric modulated arc therapy (an advanced form of IMRT), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rising cancer incidence; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we offer; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. We have recently seen a greater percentage of Oncology Systems net orders and revenues coming from emerging markets within our international region, such as China, Thailand, South Korea and Russia, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of net orders and revenues will generally continue and may negatively impact Oncology Systems’ gross margin. We do not know what impact the Affordable Health Care for America Act, including the 2.3% excise tax on sales of most medical devices starting in calendar year 2013, will have on long-term growth or demand for our products and services. In addition, in July 2012, the U.S. Centers for Medicare and Medicaid Services (“CMS”) proposed reductions to reimbursement rates for radiation therapy in free-standing clinics in the United States. We have seen our customers’ decision-making process complicated by the uncertainties surrounding healthcare reform and reimbursement rates for radiotherapy and radiosurgery in the United States, and we expect this will continue.

In October 2011, we acquired Calypso Medical Technologies, Inc. (“Calypso”), a supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. This acquisition enables us to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments. We expect Calypso will have a dilutive effect on our operating earnings in fiscal year 2012. In April 2012, we entered into a strategic global partnership with Siemens through which, among other things, we will represent Siemens diagnostic imaging products to radiation oncology clinics initially in most international markets and in North America later in calendar year 2012, and Siemens will represent our equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers. Furthermore, we and Siemens will develop interfaces that will enable our ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems, as well as co-develop new imaging and treatment solutions.

In the third quarter of fiscal year 2012, Oncology Systems North American net orders increased 4% over the year-ago quarter. During the same period, Oncology Systems international net orders decreased 1%, but increased 4% on a constant currency basis. Oncology Systems gross margin in the third quarter of fiscal year 2012 increased 0.4 percentage points over the third quarter of fiscal year 2011.

Through June 29, 2012, we had received orders for about 550 TrueBeam systems since its introduction in the second quarter of fiscal year 2010 and had about 270 systems installed or in progress.

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

On April 3, 2012, we acquired InfiMed, Inc. (“InfiMed”), a supplier of hardware and software for processing diagnostic X-ray images. This acquisition will enable X-ray Products to provide more fully integrated X-ray component solutions to our customers.

In the third quarter of fiscal year 2012, X-ray Products net orders decreased 1% over the year-ago quarter. Our X-Ray Products business experienced softer demand from major customers during the third quarter of fiscal year 2012. Revenues in the third quarter of fiscal year 2012 increased compared to the third quarter of fiscal year 2011. X-ray Products gross margin for the third quarter of fiscal year 2012 increased over the third quarter of fiscal year 2011 primarily due to improved quality costs for our flat panel products, cost control measures and a greater proportion of higher margin products.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. We are currently in the process of introducing multiple new products which we believe will help sustain the growth of our X-ray Products business. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Health Care for America Act and similar state proposals, or otherwise, could affect demand for our products in our X-ray Products business.

Other. The “Other” category is comprised of Security and Inspection Products (“SIP”), VPT, and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 16, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q) .

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

VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Our current focus is commercializing our proton therapy system and bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient. In July 2012, the CMS proposed reductions to reimbursement rates for proton therapy in hospitals in the United States. We do not know what impact the proposed reductions would have on the growth or demand for our VPT products and services.

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

Revenues in our “Other” category increased $16 million in the third quarter of fiscal year 2012 over the year-ago quarter, with increases in both SIP and VPT revenues. Net orders in our “Other” category decreased $10 million primarily due to a decrease in SIP net orders.

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

Share-based Compensation Expense

We value our stock options granted and the option component of the shares of VMS common stock purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. We value our performance units using the Monte Carlo simulation model. The determination of fair value of share-based payment awards on the date of grant under both the Black-Scholes option-pricing model and the Monte Carlo simulation model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected terms of stock awards and the expected price volatilities of shares of VMS common stock and peer companies that are used to assess certain performance targets over the expected term of the awards, and the dividend yield of VMS.

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

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems and SIP, and orders in our X-ray

Products business, our payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2012 is the 52-week period ending September 28, 2012, and fiscal year 2011 was the 52-week period ended September 30, 2011. The fiscal quarters ended June 29, 2012 and July 1, 2011 were both 13-week periods.

Discussion of Results of Operations for the Third Quarter and First Nine Months of Fiscal Year 2012 Compared to the Third Quarter and First Nine Months of Fiscal Year 2011

Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Product	$526.4	$490.4	7%	$1,530.0	$1,420.9	8%
Service Contracts and Other	178.9	159.0	13%	520.9	456.8	14%

Total Revenues	$705.3	$649.4	9%	$2,050.9	$1,877.7	9%

Product as a percentage of total revenues	75%	76%		75%	76%
Service Contracts and Other as a percentage of total revenues	25%	24%		25%	24%

Revenues by region

North America	$287.8	$301.6	(5%)	$905.8	$824.5	10%

Europe	225.0	197.3	14%	611.7	575.5	6%
Asia	153.8	124.2	24%	438.2	401.7	9%
Rest of world	38.7	26.3	47%	95.2	76.0	25%

Total International (1)	417.5	347.8	20%	1,145.1	1,053.2	9%

Total	$705.3	$649.4	9%	$2,050.9	$1,877.7	9%

North America as a percentage of total revenues	41%	46%		44%	44%
International as a percentage of total revenues	59%	54%		56%	56%

(1)	We consider international revenues to be revenues outside of North America.

The increases in total revenues and product revenues in the third quarter and the first nine months of fiscal year 2012 over the respective year-ago periods were due to revenue growth in Oncology Systems, X-ray Products, VPT and SIP.

Service contracts and other revenues increased in the third quarter of fiscal year 2012 over the third quarter of fiscal year 2011 primarily due to an increase in Oncology Systems service contract revenues, and to a lesser extent, an increase in VPT service contract revenues, although these increases were partially offset by a decrease in SIP service contracts and other revenues. Service contracts and other revenues increased during the first nine months of fiscal year 2012 over the year-ago period primarily due to an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in SIP service contracts and other revenues, although these increases were partially offset by a decline in VPT service contract revenues.

The decline in total North American revenues in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011 was primarily due to decreases in North American revenues in Oncology Systems and X-ray Products, partially offset by increases in VPT and SIP North American revenues. For the first nine months of fiscal year 2012, the increase in total North American revenues over the year-ago period was due to North American revenues increases in Oncology Systems, VPT and SIP, partially offset by a decrease in North American revenues in X-ray Products.

International revenues increased in the third quarter of fiscal year 2012 over the third quarter of fiscal year 2011 primarily due to increases in international revenues in Oncology Systems, X-ray Products, SIP and VPT. For the first nine months of fiscal year 2012, international revenues increased over the year-ago period was primarily due to increases in international revenues in Oncology Systems and X-ray Products, which were partially offset by declines in international revenues in SIP and VPT. The U.S. dollar strengthened significantly against the Euro and weakened modestly against the Japanese yen in the third quarter and the first nine months of fiscal year 2012 compared to the respective year-ago periods so that the differences in currency exchange rates overall had an offsetting impact to our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Product	$372.3	$358.5	4%	$1,093.8	$1,030.9	6%
Service Contracts (1)	174.1	154.0	13%	505.6	441.9	14%

Total Oncology Systems revenues	$546.4	$512.5	7%	$1,599.4	$1,472.8	9%

Product as a percentage of total Oncology Systems revenues	68%	70%		68%	70%
Service Contracts as a percentage of Oncology Systems revenues	32%	30%		32%	30%
Oncology Systems revenues as a percentage of total revenues	77%	79%		78%	78%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues increased in the third quarter and the first nine months of fiscal year 2012 over the year-ago periods primarily due to increases in revenues from sales of our high energy linear accelerators and from sales of our software products, as well as revenues from sales of tumor tracking products offered by the recently acquired Calypso.

The increases in Oncology Systems service contract revenues in the third quarter and the first nine months of fiscal year 2012 over the year-ago periods were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by the increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
North America	$236.7	$259.4	(9%)	$747.4	$705.0	6%

Europe	179.6	167.3	7%	501.6	470.0	7%
Asia	92.2	60.4	52%	257.6	224.9	14%

Rest of world	37.9	25.4	49%	92.8	72.9	27%

Total International	309.7	253.1	22%	852.0	767.8	11%

Total Oncology Systems revenues	$546.4	$512.5	7%	$1,599.4	$1,472.8	9%

North America as a percentage of Oncology Systems revenues	43%	51%		47%	48%
International as a percentage of Oncology Systems revenues	57%	49%		53%	52%

In North America, the decrease in Oncology Systems revenues in the third quarter of fiscal year 2012 from the third quarter of fiscal year 2011 was primarily due to decreases in revenues from sales of our high energy linear accelerators. These decreases were partially offset by an increase in North American revenues from service contracts, as well as revenues from sales of tumor tracking products offered by the recently acquired Calypso.

For the first nine months of fiscal year 2012, Oncology Systems North American revenues increased primarily due to an increase in revenues from our service contracts and our software products, as well as revenues from sales of tumor tracking products offered by the recently acquired Calypso. These increases were partially offset by a decrease in North American revenues from sales of our high energy linear accelerators.

The increase in Oncology Systems international revenues for the third quarter of fiscal year 2012 over the third quarter of fiscal year 2011 was primarily due to an increase in revenues from sales of our high energy linear accelerators in all international regions and from sales of our software products in all international regions. For the first nine months of fiscal year 2012, the increase in Oncology Systems international revenues was primarily due to an increase in revenues from sales of our linear accelerators in all international regions. Increases in revenues from sales of service contracts in all international regions also contributed to the increases in Oncology Systems international revenues for the quarter and the nine-month period. The U.S. dollar strengthened significantly against the Euro and weakened modestly against the Japanese yen in the third quarter and the first nine months of fiscal year 2012 compared to the respective year-ago periods so that the differences in currency exchange rates overall had an offsetting impact to our Oncology Systems international revenues when measured in U.S. dollars.

Varying cycles of higher and lower revenues between the North American and international regions (and among countries in the international region) are impacted by regional influences, which recently have included the implementation and termination of government economic stimulus programs, the pace of economic recovery and actual or anticipated recession, the European sovereign debt crisis, different technology adoption cycles consistent with the net order patterns and, in the United States, uncertainty created by healthcare reform, including the excise tax on the sale of most medical devices and actual and proposed reductions in Medicare reimbursement rates for radiotherapy and radiosurgery. See further discussion of net orders under “Net Orders.” Additionally, we are now seeing a greater percentage of Oncology Systems net orders and revenues come from the emerging market countries within our international region, which typically have purchased lower-priced products compared to developed markets and which usually have stiffer price competition. We expect this shift to generally continue.

X-ray Products Revenues

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
North America	$33.4	$35.0	(4%)	$97.3	$100.5	(3%)

Europe	33.3	21.7	53%	85.9	71.5	20%
Asia	59.2	63.2	(6%)	176.9	175.2	1%
Rest of world	0.8	0.9	(10%)	2.4	3.0	(22%)

Total International	93.3	85.8	9%	265.2	249.7	6%

Total X-ray Products Revenues	$126.7	$120.8	5%	$362.5	$350.2	4%

North America as a percentage of X-ray Products revenues	26%	29%		27%	29%

International as a percentage of X-ray Products revenues	74%	71%		73%	71%

X-ray Products revenues as a percentage of total revenues	18%	19%		18%	19%

For the third quarter and the first nine months of fiscal year 2012, increases in X-ray Products international revenues over the respective year-ago periods were partially offset by decreases in X-ray Products North American revenues.

In the international region, the increases in X-ray Products revenues in the third quarter and the first nine months of fiscal year 2012 over the respective year-ago periods were primarily due to increased revenues from sales of our flat panel products in all international regions and from sales of our X-ray tube products in Europe, partially offset by decreased revenues from sales of our X-ray tube products in Asia and the rest of the world region.

In North America, the decreases in X-ray Products revenues was primarily due to decreases from sales of our flat panel products in the third quarter and the first nine months of fiscal year 2012 over the respective year-ago periods, which were partially offset by the increases in revenues from sales of our X-ray tube products.

The difference in currency exchange rates between the U.S. dollar and foreign currencies between the third quarter of fiscal year 2011 and the third quarter of fiscal year 2012, as well as between the first nine months of fiscal year 2011 and the first nine months of fiscal year 2012, did not have a material impact on X-ray Products international revenue growth because sales transactions in the X-ray Products business are primarily denominated in U.S. dollars.

Other Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Product	$27.4	$11.2	145%	$73.7	$39.8	85%
Service Contracts and Other	4.8	4.9	(3%)	15.3	14.9	3%

Total Other revenues	$32.2	$16.1	99%	$89.0	$54.7	63%

Other revenues as a percentage of total revenues	5%	2%		4%	3%

Revenues in our “Other” category, which is comprised of SIP, VPT and GTC, increased in the third quarter and in the first nine months of fiscal year 2012 from the year-ago periods, because of increases in both SIP and VPT revenues. The increase in SIP revenues in the third quarter of fiscal year 2012 over the third quarter of fiscal year 2011 was primarily due to increased revenues from sales of SIP products. For the first nine months of fiscal year 2012, the increase in SIP revenues over the first nine months of fiscal year 2011 was due to increases in both SIP product and service revenues. The increases in VPT revenues for the quarter and the year-to-date period were primarily associated with the proton therapy system for the Scripps Proton Therapy Center, for which we recognized revenues based on progress made on this project during the respective fiscal periods.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Dollars by segment

Oncology Systems	$242.1	$225.2	8%	$700.1	$670.5	4%
X-ray Products	57.4	49.7	15%	155.9	144.4	8%
Other	8.1	4.9	65%	17.1	20.7	(17%)

Gross margin	$307.6	$279.8	10%	$873.1	$835.6	4%

Percentage by segment
Oncology Systems	44.3%	43.9%		43.8%	45.5%
X-ray Products	45.3%	41.2%		43.0%	41.3%
Total Company	43.6%	43.1%		42.6%	44.5%

The increase in total company gross margin percentage for the third quarter of fiscal year 2012 over the third quarter of fiscal year 2011 was primarily due to improvements in X-ray Products and Oncology Systems gross margins partially offset by a decrease in SIP gross margin. For the first nine months of fiscal year 2012, the decrease in total company gross margin percentage from the year-ago period was primarily due to decreases in Oncology Systems and SIP gross margins partially offset by an increase in X-ray Products gross margin. In addition, total company gross margin percentage was negatively impacted by VPT’s recognition of revenues relating to the Scripps Proton Therapy Center with a zero profit in the third quarter and the first nine months of fiscal year 2012.

In the third quarter of fiscal year 2012, the increase in Oncology Systems gross margin percentage was due to an increase in service contract gross margin, partially offset by a decrease in product gross margin. For the third quarter of fiscal year 2012, Oncology Systems product gross margin was 40.4%, compared to 40.7% in the third quarter of fiscal year 2011. The decrease in Oncology Systems gross margin percentage in the first nine months of fiscal year 2012 over the first nine months of fiscal year 2011 was due to a decrease in Oncology Systems product gross margins, partially offset by an increase in Oncology Systems service contract gross margins. For the first nine months of fiscal year 2012, Oncology Systems product gross margin was 39.8%, compared to 43.0% in the first nine months of fiscal year 2011. The decreases in Oncology Systems product gross margins between the quarters and the year-to-date periods were primarily due to a geographic shift of product revenues away from developed markets to emerging markets, which typically demand lower-priced products compared to developed markets. Our Oncology Systems product gross margins for the quarter and for the year-to-date period were further impacted by stiffer pricing pressure in our international region, particularly in higher-growth emerging market countries. Improved installation, warranty and factory costs partially offset these increases for the quarter and for the year-to-date period. Oncology Systems service contract gross margin was 52.7% in the third quarter of fiscal year 2012, compared to 51.4% in the third quarter of fiscal year 2011. Oncology Systems service contract gross margin was 52.3% in the first nine months of fiscal year 2012, compared to 51.4% in the first nine months of fiscal year 2011. The increases in service contract gross margin were primarily due to higher service contract volume (which lowered the costs per contract) and cost control measures. In addition, the U.S. dollar strengthened significantly against the Euro and weakened modestly against the Japanese yen in the third quarter and the first nine months of fiscal year 2012 compared to the respective year-ago periods so that the differences in currency exchange rates overall had an offsetting impact to our Oncology Systems gross margins when measured in U.S. dollars. We believe the shift of Oncology Systems revenues towards emerging markets will generally continue and may negatively impact Oncology Systems gross margins.

For the third quarter of fiscal year 2012, X-ray Products gross margin improved over the year-ago quarter primarily due to improved quality costs for our flat panel products, cost control measures and a greater proportion of higher margin products. For the first nine months of fiscal year 2012, X-ray Products gross margin improved over the year-ago period primarily due to improved quality costs for our flat panel products and a greater proportion of higher margin products.

The decreases in SIP gross margin in the third quarter and the first nine months of fiscal year 2012 over the respective year-ago periods were primarily due to a product mix shift toward lower margin products. For the Scripps Proton Therapy Center, we recognized revenues under the percentage-of-completion method as we can provide a reasonably dependable cost estimate for this project. Although we cannot precisely estimate the project’s final outcome due to certain uncertainties and contingencies, we do not expect a loss on this project. Accordingly, we are recognizing revenues for this project under the zero profit margin approach until these uncertainties and contingencies are resolved.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Research and development	$48.9	$44.4	10%	$139.8	$126.8	10%
As a percentage of total revenues	6.9%	6.8%		6.8%	6.8%

The $4.5 million increase in research and development expenses for the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 was primarily due to increases in expenses of $2.2 million in Oncology Systems, $1.5 million in X-ray Products and $0.6 million in the “Other” category. The increase in Oncology Systems was primarily due to incremental research and development expenses for the recently acquired Calypso, partially offset by a $1.1 million favorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into U.S. dollars. The $1.5 million increase in X-ray Products was mainly due to higher development expenses for flat panel products, as well as incremental research and development expenses for the recently acquired InfiMed. The increase $0.6 million increase in the “Other” category was primarily due to an increase in expenses for development projects in VPT.

The $13.0 million increase in research and development expenses for the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was primarily due to increases in expenses of $8.1 million in Oncology Systems and $3.9 million in X-ray Products. The increase in Oncology Systems was primarily due to incremental research and development expenses for the recently acquired Calypso, partially offset by a $0.7 million favorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into U.S. dollars. The $3.9 million increase in X-ray Products was mainly due to higher development expenses for flat panel products, as well as incremental research and development expenses for the recently acquired InfiMed.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Selling, general and administrative	$105.1	$94.9	11%	$307.0	$280.1	10%
As a percentage of total revenues	14.9%	14.6%		15.0%	14.9%

The $10.2 million increase in selling, general and administrative expenses for the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011 was primarily attributable to: (a) a $2.5 million increase in bad debt expense; (b) a $2.1 million increase in fees for certain commission arrangements and product promotions, which were primarily tied to growth in Oncology Systems revenue; (c) a $1.7 million increase in selling, general and administrative expenses associated with the recently acquired Calypso and InfiMed; (d) a $1.4 million net increase in employee-related costs, in part for increased headcount to support our growing sales, marketing and other business activities particularly in international countries; and (e) a $1.3 million overall increase in legal expenses relating to ongoing litigation. These increases were partially offset by a favorable currency translation impact of $1.8 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into U.S. dollars.

The $26.9 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was primarily attributable to: (a) a $5.1 million net increase in employee-related costs, in part for increased headcount to support our growing sales, marketing and other business activities particularly in international countries; (b) a $4.4 million increase in selling, general and administrative expenses associated with the recently acquired Calypso and InfiMed; (c) a $4.3 million net increase in legal expenses relating to ongoing litigation; (d) a $4.2 million increase in bad debt expense; (e) a $3.3 million decrease in the income recognized on our equity investment in dpiX Holding LLC; (f) a $2.6 million increase in restructuring charge primarily for a workforce reduction in North America that accompanied the realignment of resources to support sales and marketing activities in emerging market countries; and (g) a $2.1 million increase in fees for certain commission arrangements and product promotions, which were primarily tied to growth in Oncology Systems revenue. These increases were partially offset by the inclusion in the first nine months of fiscal year 2011 of a $5 million contingent liability charge for which there was no similar charge in the first nine months of fiscal year 2012.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Interest income, net	$0.4	$0.1	374%	$1.1	$0.2	616%

For the third quarter and the first nine months of fiscal year 2012, the net increases in interest income, net of interest expense, over the respective year-ago periods were primarily due to interest income generated from our loan to California Proton Treatment Center, LLC (“CPTC”), the commitment for which was executed in September 2011.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Effective tax rate	29.3%	29.9%	(0.6%)	28.2%	30.5%	(2.3%)

Our effective tax rate was 29.3% for the three months ended June 29, 2012, compared to 29.9% in the same period of fiscal year 2011. For the nine months ended June 29, 2012, our effective tax rate was 28.2%, compared to 30.5% in the same period of fiscal year 2011. For both the three month and nine month periods, the decrease in our effective tax rate was primarily due to a shift in the geographic mix of earnings. This was partially offset by a smaller net benefit for discrete items in the current period related to the prior period, primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.

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

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Net earnings per diluted share	$0.96	$0.83	16%	$2.69	$2.49	8%

The increases in earnings per diluted share in the third quarter of fiscal year 2012 over the third quarter of fiscal year 2011 resulted from (i) an increase in total revenues, (ii) an increase in gross margin percentage (ii) a decrease in effective tax rate and (iii) a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.

The increases in earnings per diluted share in the first nine months of fiscal year 2012 over the first nine months of fiscal year 2011 resulted from (i) an increase in total revenues, (ii) a decrease in effective tax rate and (iii) a reduction in the number of diluted shares of common stock outstanding due to stock repurchases. These were partially offset by a decrease in gross margin percentage and a $2.9 million restructuring charge in the first nine months of fiscal year 2012 associated with realigning resources to support sales and marketing activities in emerging markets.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2012	July 1, 2011	Percent Change	June 29, 2012	July 1, 2011	Percent Change
Oncology Systems:
North America	$255.8	$244.8	4%	$715.5	$697.0	3%

Total International	306.2	308.4	(1%)	896.0	835.3	7%

Total Oncology Systems	$562.0	$553.2	2%	$1,611.5	$1,532.3	5%

X-ray Products:
North America	$31.4	$42.3	(26%)	$109.2	$109.2	—

Total International	88.7	78.6	13%	251.1	247.3	2%

Total X-ray Products	$120.1	$120.9	(1%)	$360.3	$356.5	1%

Other:	$7.3	$17.2	(57%)	$186.5	$76.8	143%

Total Net Orders:	$689.4	$691.3	—	$2,158.3	$1,965.6	10%

Total Oncology Systems net orders increased slightly in the third quarter of fiscal year 2012 over the third quarter of fiscal year 2011 primarily due to an increase in North American net orders, which was partially offset by a decrease in international net orders. On a constant currency basis, total Oncology Systems net orders in the third quarter of fiscal year 2012 grew 4%

over the year-ago quarter. For the first nine months of fiscal year 2012, both the international region and North America contributed to the growth in total Oncology Systems net orders over the respective year-ago periods. On a constant currency basis, total Oncology Systems net orders in the first nine months of fiscal year 2012 grew 6% over the same year-ago period.

For the third quarter of fiscal year 2012, the increase in North American Oncology Systems net orders over the third quarter of fiscal year 2011 was primarily due to the continued growth in demand for our service contracts, increased demand for our software products and demand for tumor tracking products offered by the recently acquired Calypso, which increases were partially offset by a decrease in demand for our linear accelerators. International Oncology Systems net orders decreased 1% in the third quarter of fiscal year 2012 from the year-ago quarter but increased 4% on a constant currency basis. Demand for our high energy linear accelerators in all international regions decreased in the third quarter of fiscal year 2012 compared to the year-ago quarter, while demand for our service contracts in Asia and Europe and demand for our software products in all international regions increased.

For the first nine months of fiscal year 2012, the growth in North American Oncology Systems net orders was primarily due to the continued growth in demand for our service contracts, as well as increased demand for our software products and demand for tumor tracking products offered by recently acquired Calypso, which increases were partially offset by a decrease in demand for our linear accelerators. The increase in international Oncology Systems net orders was primarily due to growth in demand for our service contracts in all international regions, as well as increased demand for our linear accelerators and our software products in Asia and Europe. When measured in constant currency, international Oncology Systems net orders grew 9% in the first nine months of fiscal year 2012 over the first nine months of fiscal year 2011.

The trailing 12 months growth in net orders for Oncology Systems at the end of the third quarter of fiscal year 2012 and at the end of the previous three fiscal quarters were: an 6% total increase, with a 1% increase in North America and an 11% increase for the international region, as of June 29, 2012; an 8% total increase, with flat net orders in North America and a 16% increase for the international region, as of March 30, 2012; an 8% total increase, with a 1% decrease in North America and a 17% increase for the international region, as of December 30, 2011; an 8% total increase, with a 5% increase in North America and an 11% increase for the international region, as of September 30, 2011. We expect that Oncology Systems net orders will continue to experience regional fluctuations, even with an overall shift of orders towards the international region and emerging market countries. In addition, the availability of government programs that stimulate the purchase of healthcare products, such as the one in place in 2010 in Japan, , and, in the United States, uncertainty created by healthcare reform and actual and proposed reductions in Medicare reimbursement rates for radiotherapy and radiosurgery have in the past affected and could in the future affect the demand for our products and/or revenues recognized from period to period, and could therefore make it difficult to compare our financial results.

For the third quarter and the first nine months of fiscal year 2012, total X-ray Products net orders were relatively flat compared to the year-ago periods. For the third quarter of fiscal year 2012, the decrease in X-ray Products North American net orders over the third quarter of fiscal year 2011 was due to decreased demand for our flat panel products partially offset by increased demand for our X-ray tube products. In the international region, the increase in X-ray Products net orders in the third quarter of fiscal year 2012 over the year-ago quarter was primarily due to increased demand for our flat panel products in Europe and for our X-ray tube products in Europe and Asia, although these increases were partially offset by decreased demand for our flat panel products in Asia. For the first nine months of fiscal year 2012, X-ray Products net orders in North America was flat compared to the first nine months of fiscal year 2011, with a slight increase in net orders for flat panel products was offset by a slight decrease in net orders for our X-ray tube products. In the international region, the increase in X-ray Products net orders for the first nine months of fiscal year 2012 was primarily attributable to increased demand for our X-ray tube products in all international regions, partially offset by decreased demand for our flat panel products in Asia and Europe.

The decrease in net orders the “Other” category in the third quarter of fiscal year 2012 over the third quarter of fiscal year 2011 was primarily due to a decrease in SIP net orders. The increase in net orders in the “Other” category in the first nine months of fiscal year 2012 over the first nine months of fiscal year 2011 was primarily due to VPT’s recording of two proton therapy system orders in the second quarter of fiscal year 2012. In second quarter of fiscal year 2012, VPT recorded a $50 million order to supply a proton therapy system for a two-room proton therapy center at the PTC St. Petersburg Center of Nuclear Medicine of the International Institute of Biological Systems in Russia. In addition, we recorded a $77 million order (of which $73 million was allocated to VPT and the remaining amount allocated to Oncology Systems) to supply a proton therapy system and two TrueBeam linear accelerators for a five-room proton therapy center at the King Fahd Medical Center in Riyadh, Saudi Arabia. The increase in VPT net orders for the first nine months of fiscal year 2012 over the year-ago period was partially offset by a decline in SIP net orders between nine-month periods.

Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our net orders to vary significantly, making comparisons between fiscal periods more difficult. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place any orders for a long time period thereafter. Furthermore, bid awards in the VPT and SIP businesses may be subject to challenge by third parties, which can make these orders more unpredictable than other products.

Backlog

Including the $151 million VPT backlog, our backlog at June 29, 2012 was $2.6 billion, which was an increase of 16% over the backlog at July 1, 2011. Our Oncology Systems backlog at June 29, 2012 was 9% higher than the backlog at July 1, 2011, which reflected a 15% increase for the international region and a 4% increase for North America.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	June 29, 2012	September 30, 2011	Increase
Cash and cash equivalents	$633	$564	$69

Our cash and cash equivalents increased $69 million from $564 million at September 30, 2011 to $633 million at June 29, 2012. The increase in cash and cash equivalents in the first nine months of fiscal year 2012 was due primarily to $301 million of cash generated from operating activities, $55 million of cash provided by stock option exercises and employee stock purchases, $8 million of cash provided by the excess tax benefits from share-based compensation and $3 million of cash received from repayment of note receivable from dpiX LLC. These increases were partially offset by $172 million used for the repurchase of shares of VMS common stock, $40 million for purchases of property, plant and equipment, $28 million used to fund a portion of our loan commitment to CPTC for financing the construction and startup operations of the Scripps Proton Therapy Center, $28 million of cash used for acquisitions (primarily Calypso and InfiMed), $13 million of cash used in net payments under our credit facilities, $10 million of cash used in repayment of long-term debt and $9 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units. In addition, foreign currency exchange rate changes in the first nine months of fiscal year 2012 increased cash and cash equivalents by $7 million.

At June 29, 2012, we had approximately $35 million, or 5%, of total cash and cash equivalents in the United States. Approximately $598 million, or 95%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of June 29, 2012, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, permitted acquisitions and other lawful corporate purposes.

See further discussion of our credit facility under “Cash Flows.”

Cash Flows

	Nine Months Ended
(In millions)	June 29, 2012	July 1, 2011
Net cash flow provided by (used in):
Operating activities	$301	$327
Investing activities	(98)	(85)
Financing activities	(141)	(191)
Effects of exchange rate changes on cash and cash equivalents	7	(3)

Net increase in cash and cash equivalents	$69	$48

Our primary cash inflows and outflows for the first nine months of fiscal year 2012, as compared to the first nine months of fiscal year 2011, were as follows:

•

In the first nine months of fiscal year 2012, we generated net cash from operating activities of $301 million, compared to $327 million in the first nine months of fiscal year 2011. The $26 million decrease in net cash from operating activities during the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 was driven primarily by a net decrease of operating cash flows of $33 million related to changes to working capital items between the two periods and a decrease in non-cash items of $1 million, partially offset by an increase of $8 million in net earnings. The decrease in operating cash flows related to working capital items was primarily due to changes in accounts receivable, inventories, and prepaid expenses and other current assets.

During the first nine months of fiscal year 2012, the major contributors to the net change in working capital items from fiscal year end 2011 were advance payment from customers, inventories and prepaid expenses as follows:

•

Advance payment from customers increased $55 million due to receipts of down payments for Oncology System and VPT orders for which revenues have not been recognized during the first nine months of fiscal year 2012.

•	Inventories increased by $49 million due to anticipated customer demand for products in the fourth quarter of fiscal year 2012.

•

Prepaid expenses and other current assets increased $48 million primarily due to guaranteed prepayments made under a commercial agreement for products that we resell, as well as timing of expense payments.

We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

We used $98 million for investing activities in the first nine months of fiscal year 2012, compared to $85 million used in the first nine months of fiscal year 2011. During the first nine months of 2012, we used $40 million for purchases of property, plant and equipment, $28 million to fund a portion of our loan commitment to CPTC and $28 million for business acquisitions (primarily Calypso and InfiMed). During the first nine months of fiscal year 2011, we used $52 million for purchases of property, plant and equipment, paid $15 million to Augmenix, Inc. (“Augmenix”), a privately-held company that is developing hydrogel products to improve outcomes in radiation oncology, for a minority equity interest plus an exclusive option to purchase the remaining equity interest of Augmenix, paid $8 million for the acquisition of all of the outstanding capital stock of a company and used $8 million for a loan to a customer.

•

Financing activities used net cash of $141 million in the first nine months of fiscal year 2012 compared to $191 million in the first nine months of fiscal year 2011. During the first nine months of fiscal year 2012, we used $172 million for the repurchase of VMS common stock, $13 million for net repayments under our credit facilities, $10 million for net repayments of long-term debt and $9 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $55 million of proceeds from employee stock option exercises and employee stock purchases and $8 million in excess tax benefits from share-based compensation. During the first nine months of fiscal year 2011, we used $238 million for the repurchase of VMS common stock and $68 million for related equity forward contracts, $20 million for net repayments under our line of credit agreements, $14 million to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units and $5 million for repaying banking borrowings. These uses were partially offset by $133 million of proceeds from employee stock option exercises and employee stock purchases and $22 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.9% of revenues in fiscal year 2012. As further described under “Contractual Obligations,” we had loaned $47.2 million to CPTC as of June 29, 2012 and we expect CPTC to continue to draw down the loan facility, under which we have committed to loan up to $115.3 million, during the construction and initial operation period through fiscal year 2014.

We had a $300 million credit facility with Bank of America, N.A. (“BofA”) during the first half of fiscal year 2012 (the “Amended BofA Credit Facility”). The Amended BofA Credit Facility terminated on April 27, 2012, and was replaced with the 2012 Credit Facility as described below.

On April 27, 2012, we entered into a new, five-year credit agreement with certain lenders and BofA as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables us to borrow and have outstanding at any given time up to a maximum of $300 million.

The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. We also have the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is secured, subject to certain limitations on the amount secured, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of June 29, 2012, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations we enter into with a lender are also secured by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of June 29, 2012, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. We also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans. We may prepay, reduce or terminate the commitments without penalty. At June 29, 2012, a total of $165 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.62%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to us that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA, and (ii) a minimum cash flow coverage. For all periods presented within these condensed consolidated financial statements, the Company was in compliance with all covenants under the 2012 Credit Facility or the Amended BofA Credit Facility, applicable.

In addition, VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire on February 28, 2013. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 29, 2012, 300 million Japanese yen, or approximately $3.8 million, was outstanding under the Sumitomo Credit Facility with a weighted average interest rate of 0.67%.

See Note 7, “Credit Facilities” to the Condensed Consolidated Financial Statements for a discussion regarding our credit facilities.

The following table provides additional information regarding our short-term borrowings:

(Dollars in millions)	Third Quarter of Fiscal Year 2012
Amount outstanding (at end of period)	$169
Weighted average interest rate (at end of period)	1.60%

Average amount outstanding (during period)	$183
Weighted average interest rate (during period)	1.56%

Maximum month-end amount outstanding during period	$194

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for at least the next 12 months. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock and fund our loan commitment to CPTC.

Total debt as a percentage of total capital decreased to 10.7% at June 29, 2012 from 13.7% at September 30, 2011. The ratio of current assets to current liabilities increased to 1.78 to 1 at June 29, 2012 from 1.65 to 1 at September 30, 2011.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 80 days at June 29, 2012 compared to 81 days at July 1, 2011. Excluding VPT, DSO were 76 days at June 29, 2012 compared to 80 days at July 1, 2011. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the continued sovereign debt crises in Europe. As of June 29, 2012, approximately 3% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

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

Including the 375,449 shares received upon the settlement of the August 2011 Repurchase Agreement, we repurchased a total of 3,000,000 shares of VMS common stock during the nine months ended June 29, 2012, of which 1,500,000 shares were repurchased in the three months ended June 29, 2012. During the nine months ended July 1, 2011, we repurchased 4,178,395 shares of VMS common stock (all of which was purchased under an accelerated share repurchase agreement executed in February 2011 (the “February 2011 Repurchase Agreement”)), of which 630,921 shares were repurchased for no additional consideration during the three months ended July 1, 2011 in connection with the settlement of the February 2011 Repurchase Agreement. Aggregate cash payments in connection with accelerated share repurchase agreements, if any, and for shares repurchased in the open market totaled $97.0 million during the three months ended June 29, 2012 and $172.4 million during the nine months ended June 29, 2012. We did not make any cash payment for such transactions during the three months ended July 1, 2011. Aggregate cash payments for such transactions for the nine months ended July 1, 2011 totaled $306.1 million. All shares that were repurchased have been retired.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of June 29, 2012, 4,433,718 shares of VMS common stock remained available for repurchase under this repurchase authorization. Shares may be repurchased in the open market, in privately negotiated transactions (including accelerated share repurchases) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of June 29, 2012, our liability for uncertain tax positions was $41.1 million. We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As further described in Note 15, “Variable Interest Entity” of the Notes to the Condensed Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and startup operations of the Scripps Proton Therapy Center. As of June 29, 2012, we had loaned $47.2 million to CPTC and we expect CPTC to continue to draw down this facility during the construction and initial operation period through fiscal year 2014. The amounts and timing of loan drawdown may change due to changes in construction progress and other factors. We expect to use cash held abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

Under a commercial agreement, we agreed to make guaranteed prepayments to a third party for orders of their products that we will resell to end-user customers. As of June 29, 2012, we had remaining guaranteed prepayment obligations of $7 million in fiscal year 2012 and $21 million in fiscal year 2013 under this commercial agreement.

In connection with the acquisition of businesses, we entered into agreements which include provisions to make contingency consideration payments upon the achievement of certain milestones by the acquired businesses. As of June 29, 2012, we have accrued $9.1 million for potential contingent considerations under these agreements.

In April 2012, we entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we and Siemens will collaborate to develop interfaces that will enable our ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, we committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event that certain product development milestones are achieved. The Company also pays for additional licenses beyond the minimum quantities set forth in the agreement. We expect that these interfaces will be commercialized as part of our ARIA oncology information system offering to customers. As of June 29, 2012, no amount related to achievement of product development milestones was payable under this agreement.

Except for the change in the outstanding balance under our credit facilities and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2011 Annual Report.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies – Environmental Remediation Liabilities” of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform commissioning services for a proton therapy system for a fixed-price contract (the “Fixed-Price Contract”). In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain services for a fixed price. The balance of the loss accrual related to this contingency (the New Contract) was €0.9 million as of June 29, 2012. If the actual costs related to the contingency exceed the estimated amount or if the estimated loss increases, the variances will be recognized in the Condensed Consolidated Statements of Earnings in the periods in which these variances arise.

Other Matters

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 9, “Commitments and Contingencies—Other Matters” of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 29, 2012, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 210, “Balance Sheet.” This amendment enhances disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning in the first quarter of fiscal 2014. The adoption of this amendment concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of June 29, 2012 were $298.2 million and $55.2 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of June 29, 2012. The principal amount of cash and cash equivalents at June 29, 2012 totaled $633 million with a weighted average interest rate of 0.33%. At June 29, 2012, our short-term investment represented a loan of $47.2 million to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

The 2012 Credit Facility allows us to borrow up to a maximum amount of $300 million. Borrowings under the 2012 Credit Facility accrue interest based on (i) a Eurodollar rate plus a margin or (ii) a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin. In addition, the Sumitomo Credit Facility allows us to borrow up to a maximum amount of 3 billion Japanese yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our credit facilities. As of June 29, 2012, $169 million was outstanding under our credit facilities with a weighted average interest rate of 1.60%. If the amount outstanding under our credit facilities remained at this level for an entire year and interest rates increased or decreased (due to changes in LIBOR, the federal funds rate, BofA’s prime rate or the Bank of Japan basic loan rate) by 1%, our annual interest expense would increase or decrease, respectively, by an additional $1.7 million. See a detailed discussion of our credit facilities in Item 2, “MD&A – Liquidity and Capital Resources.”

In addition, we had $6.3 million of long-term debt (including the current maturities of long-term debt) outstanding at June 29, 2012 that carried at a weighted average fixed interest rate of 6.7% with principal payments due in two years. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (95% of which was held abroad at June 29, 2012 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under our credit facilities approximated the principal amounts reflected above based on the maturities of these financial instruments. The fair value of our loan to CPTC was $47.2 million at June 29, 2012, which was estimated based on the income approach using key assumptions that include estimated probabilities of default by the counterparty and the LIBOR.

The fair value of our long-term debt was estimated to be $6.9 million at June 29, 2012. The estimated fair value of long-term debt was based on the then-current rates available to us for debt of similar terms and remaining maturities and also took into consideration default and credit risk. We determined the estimated fair value by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

OUR SUCCESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT, INTRODUCTION AND COMMERCIALIZATION OF NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO OR SIMPLIFICATIONS OF EXISTING PRODUCT LINES

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

We conduct business globally. Our international revenues accounted for approximately 59% and 54% of revenues from continuing operations during the third quarter of fiscal years 2012 and 2011, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations, or recover our investments. For example, we recently aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	currency fluctuations;

•	changes in the political, regulatory, safety or economic conditions in a country or region;

•	the imposition by foreign countries of additional taxes, tariffs or other restrictions on foreign trade;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region, in particular emerging markets;

•	the shorter period in the international region from placement of any order to revenue recognition;

•	any inability to obtain export licenses and other required export or import licenses or approvals;

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

As of June 29, 2012, 95% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation (deflation), slower economic activity, consumer confidence, corporate profits and capital spending, adverse business conditions, liquidity and unemployment; concerns over the downgrade of the sovereign debt of the United States and several European countries; continued sovereign debt and banking system uncertainties in Europe and other foreign countries and now concerns regarding slowing growth in China, recession in Europe and faltering economic growth in the United States. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to freeze, delay or dramatically reduce purchases and capital project expenditures. Project delays may continue, particularly as they relate to large scale or government projects, which may be affected by austerity measures. Alternatively, in the past, some countries, including Japan, have adopted and may in the future adopt government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.

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

Quality systems, audits and failure to comply. Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s QSR, as well as other federal and state regulations for medical devices and radiation emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and in connection with these inspections issues reports, known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter and/or proceed directly to other forms of enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance would be required. Failure to respond timely to Form FDA 483 observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations, adverse publicity and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include products recalls, correction and removal of products from customer sites and/or changes to our product manufacturing and quality systems, could adversely impact our financial results and may also divert management resources, attention and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our reputation, business and stock price. We recently completed our final response to the FDA for the Form FDA 483 observations issued in May 2011 related to the inspections of our Oncology Systems manufacturing facilities located in Helsinki, Finland and Haan, Germany. These observations generally included issues with complaint investigations, corrective actions and preventive actions, filings required under medical device reporting regulations and purchasing controls. The FDA has indicated that no further regulatory action will be taken regarding the Haan, Germany inspection and that all the corrective actions from the observations will be verified in the next FDA inspection. We have not received any response from the FDA regarding the inspection in Helsinki. While in the past, we have received Form 483 observations that we successfully resolved with the FDA, we cannot be certain that we will have similar success in promptly resolving these observations.

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

On March 23, 2010, President Obama signed into law the Affordable Health Care for America Act. After certain federal court challenges, most of the Affordable Health Care for America Act was recently declared constitutional by the U.S. Supreme Court, and we are continuing to evaluate this legislation and its potential impact on our business. It may adversely affect the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting in 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to offset the tax. Other elements of the Affordable Health Care for America Act, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

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

CHANGES TO RADIATION ONCOLOGY REIMBURSEMENTS MAY AFFECT DEMAND FOR OUR PRODUCTS

Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations; and preferred provider organizations. In general, third-party payors in the United States are increasingly cost-conscious, and we cannot be sure that they will reimburse our customers at levels sufficient to enable us to achieve or maintain sales and price levels for our products in this market. Without adequate support from third-party payors, the market for our products may be limited. There is no uniform policy on reimbursement among third-party payors, nor can we be sure that procedures using our products will qualify for appropriate levels of reimbursement from third-party payors. Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by CMS to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States. From time to time, CMS and third party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. If comparative effectiveness studies are not available, or if available studies show that other cancer treatments are more effective than radiotherapy or radiosurgery, reimbursement rates for radiotherapy or radiosurgery could be reduced. In July 2012, CMS announced initial proposals for 2013 reimbursement rates in the United States, which include steep cuts in reimbursement rates for radiation therapy in free-standing clinics. The proposals also include reductions to reimbursement rates for proton therapy in hospitals in the United States. Any significant cuts in reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.

Foreign governments also have their own healthcare reimbursement systems and we cannot be sure that adequate reimbursement will be made available with respect to our products under any foreign reimbursement system.

OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, or our revenues and expenses, and/or the profitability in U.S. dollars of products and services that we provide in foreign markets.

While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide is affected by the timing of transactions, and the effectiveness of those strategies, the number of transactions that are hedged, forecast volatility and the extent to which exchange rates change. If our hedging strategies do not offset these fluctuations, our revenues, margins and other operating results may be harmed. In addition, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period. Furthermore, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act contains provisions which may impact our existing hedging strategies, but we cannot predict those effects at this time.

In addition, long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. dollar. The volatility of the U.S. dollar that we have experienced over the last several years has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of economic instability or concerns about the downgrade and levels of sovereign debt, or in reaction thereto, would also likely affect foreign currency exchange rates. For example, the value of the Euro against the U.S. dollar has been impacted by the sovereign debt and banking crisis in Greece, Spain and other European countries. In the event that one or more European countries were to replace the Euro with another currency, our sales into these countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established.

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

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. New competitors may enter our markets, and we have encountered new competitors as we have entered new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. Some of these competitors may have greater financial, marketing and other resources than we have. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and to do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. The shift towards emerging market countries within our international region, which typically have purchased lower-priced products compared to developed markets and which usually have stiffer price competition, could also adversely impact our results of operations. In addition, additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our net orders.

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

We sell our X-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, we could experience the loss of, or reduction in purchasing volume by, one or more of these customers. Such a loss or reduction could have a material adverse effect on our X-ray Products business. In addition, economic concerns, such as concerns over a sluggish economic recovery, levels of sovereign debt or restrictions in government spending, as well as the effects of natural disasters (such as power outages and facility closures), have made it difficult for our OEM customers to accurately forecast and plan future business activities, and our x-ray business has in the past been impacted by inventory reduction efforts and a slowdown in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Our agreements for x-ray components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from our estimates.

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

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our radiation therapy products, we often need to educate physicians about the use of a new treatment procedure such as IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, stereotactic body radiation therapy or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of our products. For example, the complexity and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of and practices associated with IMRT and IGRT. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have expended and will continue to expend significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, stereotactic body radiation therapy and proton therapy generally; to encourage the acceptance and adoption of our products for these technologies; and to promote the safe use of our products in compliance with their operating procedures. Future products may not gain significant market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. It may cost us more to commercialize new products than we originally anticipated, as we are experiencing with our proton therapy systems, or cause us to increase our expenses related to research and development, either of which could impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors.

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

THE FINANCIAL RESULTS OF OUR VARIAN PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The development of our VPT business enables us to offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our success in this area will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology has not been and future developments may not be adopted as quickly as others.

Since proton therapy projects are highly customized and are generally large and more complex, planning for these projects takes more time and uses more resources than in the radiotherapy business conducted in our Oncology Systems segment. Due to its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Consequently, this business is vulnerable to general economic and market conditions. The worldwide economic downturn resulted in a contraction in credit markets. This has made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements (such as we recently did for the Scripps Proton Therapy Center) or payment concessions in their agreements with us, which could impact our operating results. In July 2012, CMS proposed reductions to reimbursement rates for proton therapy in hospitals in the United States. We do not know what impact the proposed reductions will have on the growth or demand for our VPT products and services. In addition, due to their size and complexity, the sales and customer decision cycles for proton therapy projects may take several years. As a result, the timing of these projects, and therefore our operating results for this business, may vary significantly from period to period.

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

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including that regarding revenue recognition, than we have applied in past periods. Additionally, we recognize revenues for our proton therapy systems and proton therapy commissioning contracts and for certain highly customized image detection systems in our SIP business under contract accounting rules, which affects the timing of revenue recognition. We could be required to apply contract accounting rules to other businesses in the future. Under contract accounting rules, the use of the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods which must be periodically reviewed and appropriately adjusted. For example, revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. Recognizing revenues using the percentage-of-completion method based on a zero profit margin, as we are doing with the revenues associated with the Scripps Proton Therapy Center, will lower our gross margins and make it more difficult to compare our financial results from quarter to quarter. In addition, if we were to recognize revenues for our proton therapy systems and services under either the completed contract method or outside of contract accounting rules altogether, we would defer revenue until a contract is completed or substantially completed. This may cause our results of operations to fluctuate from period to period.

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

If a legal proceeding were finally resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If any final amounts owed were in excess of the amounts accrued, if our existing insurance does not cover the types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to market one or more of our material products or services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

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

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of June 29, 2012, customer contracts with remaining terms of more than one year amounted to approximately 3% of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, which would affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2012 - April 27, 2012	501,173	(2)	$68.05	500,000	5,433,718
April 28, 2012 - May 25, 2012	1,067,628	(3)	$62.88	1,000,000	4,433,718
May 26, 2012 - June 29, 2012	—		$—	—	4,433,718

Total	1,568,801		$64.53	1,500,000

(1)	In February 2011, VMS’s Board of Directors authorized the repurchase of 12,000,000 shares of VMS common stock through the end of our fiscal year 2012. We expect remaining repurchases under this authorization, if any, will be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. Shares will be retired upon repurchase.
(2)	Includes 1,173 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock, restricted stock units and deferred stock units granted under the Company’s employee stock plans.
(3)	Includes 67,628 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock, restricted stock units and deferred stock units granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Credit Agreement, dated April 27, 2012, among the Registrant, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Agreement”).++

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended June 29, 2012 and July 1, 2011; (ii) Condensed Consolidated Balance Sheets at June 29, 2012 and September 30, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2012 and July 1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended June 29, 2012 and July 1, 2011.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 7, 2012	By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement, dated April 27, 2012, among the Registrant, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Agreement”).++

15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended June 29, 2012 and July 1, 2011; (ii) Condensed Consolidated Balance Sheets at June 29, 2012 and September 30, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2012 and July 1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended June 29, 2012 and July 1, 2011.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.