Form 10-K
period 2012-09-28
VARIAN MEDICAL SYSTEMS INC
filed 2012-11-21
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-7598

VARIAN MEDICAL SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2359345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3100 Hansen Way, Palo Alto, California	94304 1030
(Address of principal executive offices)	(Zip Code)

(650) 493-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒  No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of March 30, 2012, the last business day of Registrant’s most recently completed second fiscal quarter; the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 30, 2012) was approximately $6,442,761,434. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owned 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 13, 2012, the number of shares of the Registrant’s common stock outstanding was 109,403,440.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders—Part III of this Form 10 K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under Item 1A, “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements concerning industry or market segment outlook; market acceptance of our transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1.    Business

Overview

We, Varian Medical Systems, Inc., are a Delaware corporation originally incorporated in 1948 as Varian Associates, Inc. We are the world’s leading manufacturer of medical devices and software for treating cancer and other medical conditions with radiotherapy, radiosurgery, proton therapy and brachytherapy. We are also a premier supplier of x-ray imaging components for medical, scientific, and industrial applications and also supply x-ray imaging products for cargo screening and industrial inspection. Our mission is to explore and develop radiation technology that helps to protect and save lives and prevent harm. We seek to be a “Partner for Life” and to help save millions of lives every year everywhere. To meet this challenge, we offer tools for fighting cancer, taking x-ray images and protecting ports and borders.

Our Oncology Systems segment designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiotherapy, stereotactic body radiotherapy (“SBRT”), stereotactic radiosurgery (“SRS”) and brachytherapy. Our products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy, and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques. Our products are also used by surgeons and radiation oncologists to perform radiosurgery. Our worldwide customers include university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics. In October 2011, we acquired Calypso Medical Technologies, Inc. (“Calypso”), a supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. In April 2012, we entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we represent Siemens diagnostic imaging products to radiation oncology clinics in most international markets and since November 2012 in North America, Siemens, in turn, represents our equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon regions. Furthermore, we and Siemens are working on developing interfaces to enable our ARIA™ Oncology Information Management System (“ARIA”) software to connect with Siemens linear accelerators and imaging systems, as well as exploring opportunities to co-develop new imaging and treatment solutions.

Our X-ray Products segment designs, manufactures, sells and services x-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography (“CT”) and industrial applications. We sell our x-ray imaging components to large imaging system original equipment manufacturers (“OEM”) customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems. We also sell our x-ray tubes and our flat panel digital image detectors for filmless x-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”) to small OEMs, independent service companies and directly to end-users for replacement purposes. In April 2012, we acquired InfiMed, Inc. (“InfiMed”), a supplier of hardware and software for processing diagnostic x-ray images.

We have two other businesses, and our Ginzton Technology Center (“GTC”), that we report under the “Other” category. GTC is our scientific research facility engaged in developing technologies that enhance our current businesses or may lead to new business areas. Our Security and Inspection Products (“SIP”) business designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We generally sell SIP products to OEMs who incorporate our products into their inspection systems.

Our Varian Particle Therapy (“VPT”) business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiation therapy using proton beams, for the treatment of cancer. Our current focus is commercializing our ProBeam™ proton therapy system and bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient. In fiscal year 2012, VPT booked a $50 million order for a ProBeam system in Russia and a $73 million order for a ProBeam system in Saudi Arabia. VPT also continued to work on the construction and installation of an $88 million ProBeam system for the Scripps Proton Therapy Center in San Diego, California.

Our business is subject to various risks and uncertainties. You should carefully consider the factors described in Item 1A,“Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.

Radiation Therapy and the Cancer Care Market

Radiotherapy is the use of certain types of focused energy to kill cancer cells and shrink tumors. Radiotherapy is commonly used either alone or in combination with surgery or chemotherapy. One important advantage is that radiation has its greatest effect on replicating cells. When radiation interacts with a cell the therapeutic effect is primarily mediated by damaging cellular genetic material (chromosomes), which interrupts cell replication and results in eventual cellular death. Since the need for replication is particularly critical to the survival of a cancer and since normal tissues are better able to repair such damage, radiation tends to disproportionately kill cancer cells. The clinical goal in radiation oncology is to deliver as high of a radiation dose as possible directly to the tumor to kill the cancerous cells while minimizing radiation exposure to healthy tissue surrounding the tumor so that complications, side effects and secondary effects can be limited. This goal has been the driving force in the clinical care advancements in radiation oncology over the past two decades, from conventional radiotherapy to advanced forms of treatment such as IMRT, IGRT, SRS, SBRT and proton therapy, and it has certainly been one of the driving forces in our own product development plans.

The process for delivering radiotherapy typically consists of examining the patient, planning the treatment, simulating and verifying the treatment plan, providing quality assurance for the equipment and software, delivering the treatment, verifying that the treatment was delivered correctly and recording the history and results of the treatment. The team responsible for delivering the radiotherapy treatment generally is comprised of a physician specializing in radiation oncology, a physicist for planning the treatment, performing appropriate quality assurance procedures and a radiation therapist for operating the machines.

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

IMRT is an advanced form of external beam radiotherapy in which the shape, intensity and angle of the radiation beams from a linear accelerator are varied, or modulated, across the target area. This form of radiotherapy conforms the radiation beams more closely to the shape of the tumor and allows physicians to deliver higher doses of radiation than conventional radiation, while limiting the amount of radiation delivered to nearby healthy tissue. In this way, clinicians can design and administer an individualized treatment plan for each patient, targeting the tumor as closely as a few millimeters. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer; and additional treatment centers, from university hospitals to local community clinics, adopt IMRT for their treatments every year. We are a leading global provider of products that enable IMRT for the treatment of cancer.

IGRT is another advanced form of external beam radiotherapy complementing IMRT to enhance treatments. While IMRT helps physicians shape the beam to the tumor, IGRT goes further in allowing physicians to accommodate for a tumor moving or shrinking. This allows the delivery of even higher doses of radiation to tumors with the goal of sparing even more of the surrounding healthy tissue. IGRT technologies provide dynamic, real-time visualization enabling precise treatment of small, moving and changing tumors with greater intensity and accuracy. With the greater precision offered by IGRT, clinics and hospitals are potentially able to improve outcomes by concentrating even still higher doses of radiation at the tumors. We believe IGRT has become an accepted standard for treatment in the radiation oncology market.

SRS and SBRT, often collectively referred to as radiosurgery, are advanced ablative radiation treatment procedures performed in a small number of treatment sessions with high doses of ionizing radiation. Radiosurgery is typically delivered with many small beams of radiation from many positions about the body, incorporating precise stereotactic image-guidance, which maximizes dose to the target and minimizes dose to surrounding normal tissues. Radiation oncologists, surgeons and other oncology specialists are increasingly recognizing radiosurgery as a useful tool to treat cancerous and non-cancerous lesions anywhere in the body.

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

Proton therapy is another form of external beam radiotherapy that uses proton particles in the form of a beam generated with a cyclotron rather than x-ray beams from a linear accelerator. A proton beam’s signature energy distribution curve, also known as the “Bragg peak,” allows for greater accuracy in targeting tumor cells with an even lower dose to nearby healthy tissue than may be delivered with x-ray beams from a linear accelerator. This makes proton therapy a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Pencil-beam scanning capability allows for greater sparing of healthy tissue compared to external beam radiotherapy treatments. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to its high capital cost and the market is still developing. We have entered the proton therapy market because we believe we can apply our experience in traditional radiotherapy to proton therapy, reducing the cost of treatment per patient for existing clinical applications and expanding the use of proton therapy into a broader array of cancer types. We believe that proton therapy will over time become a more widely accepted method of treatment.

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

The rise in cancer cases, together with the increase in sophistication of new treatment processes, have created demand for more automated products that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy, the advent of more precise forms of radiotherapy treatment (such as IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, SRS, SBRT, brachytherapy and proton therapy), and developing technology and equipment (such as volumetric modulated arc therapy) that enable treatments that reduce treatment times and increase patient throughput should drive the demand for our radiation therapy products and services.

International markets in particular are under-equipped to address the growing cancer incidence. Patients in many foreign countries must frequently endure long waits for radiotherapy. Several nations with growing economies, including China, India, and Brazil, are beginning to invest in expanding their radiation oncology capability to address the needs of their growing and aging populations. As an example, China, India and Brazil are estimated to have less than two linear accelerators per million people in their population. By comparison, the United States has an estimated 13 linear accelerators per million people in its population. This capacity shortfall in emerging markets, coupled with ever increasing incidences of cancer, represent additional drivers for our continued growth in international markets.

Products

Oncology Systems

Our Oncology Systems business segment is the leading provider of advanced hardware and software products for treatment of cancer with conventional radiation therapy, IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, SRS, SBRT and brachytherapy. Oncology Systems products address each major aspect of the radiotherapy process, including linear accelerators and accessory products for positioning the patient and delivering the x-ray beam; brachytherapy afterloaders for delivering radioactive implantable seeds; treatment planning software for planning treatment sessions and dose delivery; treatment simulation and verification equipment and quality assurance software for simulating and verifying treatment plans before treatment as well as verification of correct treatment delivery; and information management software for recording the history and results of treatments and other patient treatment information and data, including patient x-ray images.

The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems; improving efficiency, precision, cost-effectiveness and ease of delivery of these treatments; and providing greater access to advanced treatments. A core element of our business strategy is to provide our customers with highly versatile, clinically proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision, shorter treatment times and greater cost effectiveness and that improve the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using very precisely shaped beams, targeting the tumor as closely as currently possible and allowing the delivery of higher doses to the tumor while limiting exposure of nearby healthy tissue. Additionally, the precision and versatility of our products and technology makes it possible to use radiotherapy to treat metastatic cancers. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables better communication among products. Our products also allow multiple medical specialties—radiation oncology, neurosurgery, radiographic imaging and medical oncology—to share equipment, resources and information in a more efficient, cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows physicians to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our equipment.

Linear accelerators are the core device for delivering conventional external beam radiotherapy, IMRT, IGRT and volumetric modulated arc therapy treatments, and we produce versions of these devices to suit various clinical requirements. Our Clinac® medical linear accelerators are used to treat cancer by producing therapeutic electrons and x-ray beams that target tumors and other diseases. The Clinac iX linear accelerators are designed for more streamlined and advanced treatment processes including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a versatile, cost-effective, ultra-precise device with a faster dose delivery rate and more precise isocenter compared to the Clinac iX. Trilogy was developed with IGRT and stereotactic radiotherapy in mind, but is also capable of delivering conventional, 3D conformal radiotherapy, IMRT and volumetric modulated arc therapy. Trilogy has the precision necessary to deliver radiosurgery for neurosurgical treatments and is the accelerator that is at the core of the Novalis TxTM product offering, a combination of products from Varian and Brainlab AG (“Brainlab”) that is targeted to neurosurgeons. The UNIQUETM low-energy linear accelerator, which was developed to address more price sensitive markets in international regions, is capable of integrating our accessory products (including RapidArc) to deliver IMRT, IGRT and volumetric modulated arc therapy. In the second quarter of fiscal year 2010, we introduced the TrueBeam system for image-guided radiotherapy and radiosurgery. TrueBeam is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy and complements, at the high end, our accelerator product line portfolio. Through September 28, 2012, we had received orders for more than 645 TrueBeam systems and had about 330 systems installed or in progress. In October 2012, we announced the EDGETM radiosurgery suite, a combination of products for performing advanced radiosurgery using new real-time tumor tracking technology and motion management capabilities. We are in the process of obtaining 510(k) pre-market clearance for the EDGE radiosurgery suite from the Food and Drug Administration (“FDA”).

We also manufacture and market linear accelerator accessories that enhance efficiency and enable delivery of advanced treatments such as IMRT, IGRT, stereotactic radiotherapy, SRS, SBRT and volumetric modulated arc therapy. Our Millennium™ series of multi leaf collimators and High Definition 120 (“HD 120”) multi-leaf collimators are used with a linear accelerator to define the size, shape and intensity of the generated beams. PortalVision™, our electronic portal-imager, is used to verify a patient’s position while on the treatment couch, which is critical for accurate treatments and simplifies quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during treatment.

Our IGRT accessories include the On-Board Imager® (“OBI”) hardware accessory affixed to the linear accelerator that allows dynamic, real-time imaging of tumors while the patient is on the treatment couch and a cone-beam computerized tomography (“CBCT”) imaging software accessory that works with the OBI to allow patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, the CBCT scan can be compared with a reference CT scan taken previously to determine how the treatment couch should be adjusted to fine-tune and verify the patient’s treatment setup and positioning prior to delivery of the radiation. To deliver the most advanced forms of IGRT, our accelerators would typically have an OBI, CBCT, PortalVision and other IGRT-related hardware and software as accessories. Through the acquisition of Calypso in October 2011, Oncology Systems offers Calypso’s GPS for the Body® products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy.

Our RapidArc radiotherapy products enable the planning and delivery of image-guided IMRT in a single continuous rotation of up to 360 degrees rather than as a series of fixed fields. Our RapidArc products enable faster delivery of radiation treatment with the possibility of reduced opportunity for tumor movement during treatment, as well as greater patient throughput and lower cost per patient for the hospital or clinic. RapidArc radiotherapy products are a proprietary implementation of volumetric modulated arc therapy that coordinates beam shaping, dose rate and gantry speed to deliver a highly conformal dose distribution to the target tumor. We believe RapidArc represents a significant advancement in IMRT cancer treatment.

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

Our Argus™ software manages the planning, recording and analysis of quality assurance data for linear accelerators. Finally, our ARIA™ Oncology Information Management System (“ARIA”) is a comprehensive real-time information management system and database that records and verifies radiotherapy treatments carried out on the linear accelerator, records and stores patient data relating to chemotherapy treatment which may be prescribed by a physician in addition to radiotherapy, performs patient charting and manages patient information and patient image data. This gives clinics and hospitals the ability to manage treatment and patient information across radiation oncology and medical oncology procedures. Also, because ARIA is an electronic medical record, it can enable users to operate filmless and paperless oncology departments and cancer clinics. ARIA has been certified fully ARRA-HITECH compliant. In April 2012, we entered into a strategic global partnership with Siemens through which, among other things, we and Siemens are working on developing interfaces that will enable ARIA to connect with Siemens linear accelerators and imaging systems. In October 2012, we introduced our FullScaleTM oncology-specific information technology solutions, which take advantage of virtualization or cloud technologies to deploy our ARIA oncology information system and our Eclipse treatment planning system in a way that enables treatment centers to take advantage of economies of scale.

Our treatment simulators enable physicians to simulate radiation therapy treatments prior to delivery. We manufacture and sell Acuity™, a simulator that uses advanced amorphous silicon imaging technology and which has been designed to enhance IMRT treatments by integrating simulation more closely with treatment planning and by helping physicians better address tumor motion caused by breathing.

In addition to offering our own suite of equipment and software products for planning and delivering radiotherapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. Through our new strategic global partnership with Siemens, we represent Siemens diagnostic imaging products to radiation oncology clinics in most international markets and, starting in November 2012, represent Siemens in North America, and Siemens represents our equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers. We and Siemens also plan to co-develop new imaging and treatment solutions. We also have a strategic relationship with Brainlab to market and sell to neurosurgeons a radiosurgical suite of Brainlab products with our Trilogy Tx linear accelerator or our TrueBeam™ STx. We have a 2.5% equity ownership in Brainlab. We also hold a minority equity interest in and have an exclusive option to purchase the remaining equity interest of Augmenix, Inc. (“Augmenix”), a company that is developing hydrogel products to decrease irradiation of radiation sensitive tissue such as the rectum.

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

Revenues from our Oncology Systems business segment represented 78%, 78% and 79% of total revenues for fiscal years 2012, 2011 and 2010, respectively. Our Oncology Systems business segment revenues include both products and service revenues. Product revenues in Oncology Systems accounted for 54%, 55% and 57% of total revenues for fiscal years 2012, 2011 and 2010, respectively. Service revenues in Oncology Systems accounted for 24%, 23% and 22% of total revenues for fiscal years 2012,

2011 and 2010, respectively. See “—Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 18, “Segment Information” of the Notes to the Consolidated Financial Statements.

X-ray Products

Our X-ray Products business segment is a world leader in designing and manufacturing x-ray tubes, flat panel detectors and image processing tools, which are key components of x-ray imaging systems. We sell our products to OEMs both for incorporation into new system configurations and as replacement components for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial x-ray imaging markets.

We manufacture x-ray tubes for four primary medical diagnostic radiology applications: CT scanners, radiographic or fluoroscopic imaging, special procedures and mammography. We also offer a large line of industrial x-ray tubes, which consist of analytical x-ray tubes used for x-ray fluorescence and diffraction, as well as tubes used for non destructive imaging and gauging and airport baggage inspection systems.

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

Through the acquisition of InfiMed in April 2012, X-Ray Products offers image processing tools for x-ray imaging systems for a variety of modalities including fluoroscopy, angiography, cardiology and general radiography. The image processing tools may be combined with our radiographic flat panel detectors to upgrade film-based x-ray imaging systems to digital systems.

Revenues from X-ray Products represented 18%, 18% and 17% of total revenues in fiscal years 2012, 2011 and 2010, respectively. For a discussion of the X-ray Products business segment financial information, see Note 18, “Segment Information” of the Notes to the Consolidated Financial Statements.

Other

Our SIP business designs, manufactures, sells and services Linatron x-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Linatron M-i is a dual energy accelerator that can perform non-intrusive inspection of cargo containers and aid in automatically detecting and alerting operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening. The Linatron K-15 is a high-energy accelerator for inspection of very large, dense objects, including, for example, manufactured segments used in the Ariane rocket program in Europe. IntellX is a gantry-based imaging system for cargo screening.

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

Our VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Our ProBeam system is capable of delivering precise intensity modulated proton therapy (“IMPT”) using pencil beam scanning technology. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Proton therapy facilities are large-scale construction projects that are time consuming, involve significant customer investment and often complex project financing.

Our VPT technology and systems are in operation at the Paul Scherrer Institute in Villigen, Switzerland and the Rinecker Proton Therapy Center in Munich, Germany. During fiscal year 2012, we also continued work on the construction and installation of a ProBeam proton therapy system for the five-room Scripps Proton Therapy Center in San Diego, California. In addition to this $88 million system project from California Proton Treatment Center, LLC (“CPTC”), we have a 10-year operations and maintenance agreement valued at approximately $60 million to service the ProBeam system once the Scripps Proton Therapy Center opens, which is scheduled for 2013. We are also participating with ORIX Capital Markets, LLC (“ORIX”) in a $165 million loan facility to finance the completion and startup operations of the center. We are providing $115 million of the loan commitment and ORIX is providing a $50 million of the loan commitment. See Note 16, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements for further discussion.

In fiscal year 2012, VPT booked an additional two orders—a $50 million order to supply a ProBeam system for a two-room proton therapy center at the PTC St. Petersburg Center of Nuclear Medicine of the International Institute of Biological Systems in Russia and a $73 million ProBeam system order for a five-room proton therapy center at the King Fahd Medical Center in Riyadh, Saudi Arabia.

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

SIP, VPT and GTC report their results from operations as part of the “Other” category. Combined revenues from these operations represented 4% of total revenues in each of fiscal years 2012, 2011 and 2010. For a discussion of segment financial information, see Note 18, “Segment Information” of the Notes to the Consolidated Financial Statements.

Marketing and Sales

We employ a combination of direct sales forces and independent distributors or resellers in North America, Europe, Australia and major parts of Asia and Latin America for the marketing and sales of our products worldwide. The recent environment has been characterized by ongoing concerns about the U.S. and Euro zone economies and the sovereign debt crisis in Europe which has weakened and may continue to weaken global demand, thus slowing down economic activities in faster growing export-centric countries, such as China. These conditions may affect our business and demand for our products in fiscal year 2013. As a U.S.-based company, the competitiveness of our product pricing is influenced by the fluctuation of the U.S. dollar against other currencies. A weaker U.S. dollar against foreign currencies would make our product pricing more competitive in the local currencies of our international customers. A weaker U.S dollar against foreign currencies would also benefit our international revenues and net orders when measured in U.S. dollars. In fiscal years 2012, 2011 and 2010, we did not have a single customer that represented 10% or more of our total revenues.

Oncology Systems

For our Oncology Systems segment, we sell direct in the United States and Canada and use a combination of direct sales and independent distributors in international regions. Through our new strategic global partnership with Siemens, we represent Siemens diagnostic imaging products to radiation oncology clinics in most international markets and, starting in November 2012, represent Siemens in North America. Siemens represents our equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon regions. We sell our Oncology Systems products primarily to university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics worldwide. These hospitals, institutes, agencies, physicians’ offices and clinics replace equipment and upgrade treatment capability as technology evolves. Sales cycles for our external beam radiotherapy products typically can be quite lengthy since many of them are considered capital equipment and are affected by budgeting cycles. Our customers frequently fix capital budgets one or more years in advance. In recent years, we have seen the purchasing cycle lengthen as a result of the more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment, and other technical advances.

During the recent economic downturn, we saw customers’ decision-making process further complicated and lengthened, especially in the United States, which caused hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending in light of tightened capital budgets, tougher credit requirements and the general constriction in credit availability. In addition, the recent economic downturn had caused customers to delay requested delivery dates. Because our product revenues are influenced by the timing of product shipments, which are tied to customer-requested delivery dates, these delivery delays had increased the average order to revenue conversion cycle in the United States. Historically, this conversion cycle has been longer when new products are introduced or when we sell more products internationally. The lengthening of order to revenue conversion cycle could reduce our revenues and margins. In addition, our receivables may take longer to collect. Furthermore, we have recently seen a greater percentage of Oncology Systems net orders and revenues coming from emerging markets within our international region, such as China, Thailand, South Korea and Russia, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of net orders and revenues will generally continue and may negatively impact Oncology Systems’ gross margin.

Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. In the past, we have seen our customers’ decision-making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States, such as we experienced in 2012 with the reductions to reimbursement rates for radiation therapy proposed by the U.S. Centers for Medicare and Medicaid Services (“CMS”). In addition, we do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”), including the 2.3% excise tax on sales of most medical devices starting in calendar year 2013, will have on long-term growth or demand for our products and services. International reimbursement rates for radiation therapy tend to be low in national health systems, yet international markets continue to invest in better treatment capability, albeit often after it has been proven in the North American region or in other leading research centers worldwide.

Total Oncology Systems revenues, including service revenues, were $2.2 billion, $2.0 billion and $1.9 billion for fiscal years 2012, 2011 and 2010, respectively. We divide our market segments for Oncology Systems revenues into North America, Europe, Asia and rest of the world, and these regions constituted 46%, 32%, 16% and 6%, respectively, of Oncology Systems revenues during fiscal year 2012; 48%, 32%, 15% and 5%, respectively, of Oncology Systems revenues during fiscal year 2011; and 46%, 33%, 17% and 4%, respectively, of Oncology Systems revenues during fiscal year 2010.

X-ray Products

Our X-ray Products segment employs a combination of direct sales and independent distributors for sales in all of its regions and sells a high proportion of our x-ray imaging components products to a limited number of OEMs. The long-term fundamental growth driver of this business segment is the on-going success of our key OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of X-ray Products revenues in the foreseeable future. Our OEM customers include Toshiba Corporation, Carestream Health, Inc., Hitachi Medical Corporation, Planmeca Oy, GE Healthcare, Philips Medical Systems and Sound Technologies, Inc. These OEM customers represented 60%, 61% and 61% of our total X-ray Products segment revenues during fiscal years 2012, 2011 and 2010, respectively, with the remaining revenues coming from a large number of small OEMs and independent services companies. Although our X-Ray Products business experienced softer demand from major customers during fiscal year 2012, this business saw new products introduced in the second half of fiscal year 2012 begin to contribute to growth in net orders and revenues in the fourth quarter of fiscal year 2012. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals will likely affect demand for our products in our X-ray Products business.

Total revenues for our X-ray Products segment were $493 million, $469 million and $403 million for fiscal years 2012, 2011 and 2010, respectively. We divide our market segments for X-ray Products revenues by region into North America, Europe, Asia and rest of the world, and these regions constituted 26%, 24%, 48% and 2%, respectively, of X-ray Products revenues during fiscal year 2012; 29%, 21%, 49% and 1%, respectively, of X-ray Products revenues during fiscal year 2011 and 32%, 17%, 50% and 1%, respectively, of X-ray Products revenues during fiscal year 2010.

Other

Our SIP business also uses a combination of direct sales and independent distributors and also sells a high proportion of its products to a limited number of OEMs. As with X-ray Products, this business depends on the success of our OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of SIP revenues in the foreseeable future. We supply Linatron linear accelerators and detector products to OEMs such as Smiths Detection, Rapiscan Systems, Inc., American Science & Engineering, Inc. and L3 Communications. We also sell our SIP products to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries.

We believe demand for our SIP products will be driven primarily by cargo screening and border protection needs. This business is heavily influenced by governmental policies on homeland security, political change and government budgets. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place any orders for a long time period thereafter. We have seen governments postpone purchasing decisions and delay installations of products for security and inspection systems. These postponements and delays have been and may in the future be related to re-evaluating program priorities, evaluating funding options, and collaboration between individual government agencies. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of some SIP orders to revenue unpredictable.

In the VPT business, we use direct sales specialist representatives who collaborate with our Oncology Systems sales group globally on projects. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase products through public tenders, as well as private hospitals, clinics and private developers. While this market is still developing, we believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. We are investing substantial resources to build this new business. Proton therapy facilities are large-scale construction projects that are time consuming; involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. We have seen the very tight credit markets constrain the ability of proton projects to obtain financing. As with our SIP business, bid awards in this business may be subject to challenge by third parties.

Backlog

Our backlog at the end of fiscal year 2012 was $2.8 billion, of which we expect to recognize approximately 48% to 53% as revenues in fiscal year 2013. Our backlog at the end of fiscal year 2011 was $2.5 billion, of which $1.1 billion was recognized as revenues in fiscal year 2012. Our Oncology Systems backlog represented 86% and 88% of the total backlog at the end of fiscal years 2012 and 2011, respectively.

In our businesses other than VPT, we generally recognize new orders when shipment of the product (or in the case of certain highly customized SIP products, construction of the product) is expected to occur within two years so long as any contingencies are deemed perfunctory. However, we do not recognize SIP orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we recognize orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not recognize VPT orders if there are major financing contingencies or customer board approval contingencies pending. Backlog also includes a small portion of service contracts when they become billable, as well as the amount of deferred revenue, including revenue related to acceptance.

We perform a semi-annual review to verify that orders in our backlog remain valid. This review identifies aged orders and confirms these orders with our internal sales organization or our customers. Aged orders which are not expected to be converted to revenues during this backlog review are deemed dormant and are no longer included in the reported backlog. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. In fiscal years 2012, 2011, and 2010, we adjusted orders down by $107 million, $95 million, and $124 million (which includes the cancellation of a $62 million proton therapy system order from Skandion Kliniken), respectively, of orders due to adjustments, revisions, cancellations or foreign currency exchange rate adjustments. Our reported net orders are net of all backlog adjustments.

Competition

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software products, including our Oncology Systems products. We compete with companies worldwide. Some of our competitors may have greater financial, marketing and other resources than we have. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that new competitors will enter our markets, as we have encountered new competitors as we enter new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have emphasized maintaining an “open systems” approach that allows customers to “mix and match” our various individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and volumetric modulated arc therapy and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to sustain interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

Our Oncology Systems customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price, payment terms, connectivity, clinical features, the ability to track patient referral patterns, long-term relationship and capabilities of customers’ existing equipment. We believe we compete favorably with our competitors based upon our strategy of providing a complete package solution of products and services in the field of radiation oncology and our continued commitment to global distribution and customer services, value-added manufacturing, technological leadership and new product innovation. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Since our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. In addition, additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our net orders.

We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Elekta AB and Accuray Incorporated (now selling Tomotherapy products following Accuray’s 2011 acquisition of Tomotherapy). With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB (now selling Nucletron products following Elekta’s 2012 acquisition of Nucletron B.V.), Philips Medical Systems and Best Theratronics, Ltd. We also encounter some competition from providers of enterprise hospital information systems. With respect to our brachytherapy operations, our competitors are Nucletron B.V. (which was recently acquired by Elekta AB), MIM Software Inc. and IBt Bebig s.a. In our Oncology Systems service and maintenance business, we compete with independent service organizations and our customers’ internal service organizations.

In addition, as a radiotherapy and radiosurgery equipment provider, we also face competition from alternative cancer treatment methods, such as traditional surgery, chemotherapy, robotic surgery and drug therapies, among others. To compete successfully, we need to demonstrate and convince our customers of the advantages of radiation therapy over other cancer treatment alternatives.

In x-ray imaging components, we often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our x-ray components, also manufacture x-ray components, including x-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and/or performance. We sell a significant volume of our x-ray tubes to OEMs such as Toshiba Corporation, Hitachi Medical Corporation and GE Healthcare, all of which have in-house x-ray tube production capability. In addition, we compete against other stand-alone, independent x-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for x-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell to a number of OEMs, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. For flat panel detectors, our significant customers include Planmeca U.S.A., Inc., Carestream Health, Inc. and Toshiba Corporation and we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Samsung Electronics and Canon, Inc..

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States in the security and inspection market, and our major competitor is Nuctech Company Limited. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fractured and there is no single major competitor in this nondestructive testing market.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as OBI. In the proton therapy market, we compete principally with Hitachi Ltd. Hitachi Heavy Industries, Ion Beam Applications S.A., Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) and Sumitomo Heavy Industries, Ltd. There are a number of smaller competitors that are also developing proton therapy products. We are the only medical device company to enter the particle therapy market.

Customer Services and Support

We warrant most of our Oncology Systems products for parts and labor for 12 months, and we offer a variety of post-warranty equipment service contracts and software support contracts to suit customers’ requirements. We maintain service centers in Milpitas, California; Las Vegas, Nevada; Marietta, Georgia; Buc, France; Crawley, United Kingdom; Zug, Switzerland; Herlev (Copenhagen), Denmark; Diegem (Brussels), Belgium; Darmstadt, Germany; Houten, The Netherlands; Alcobendas (Madrid), Spain; Cernusco (Milan), Italy; Manama, Bahrain; Moscow, Russia; Mumbai, Delhi, and Chennai, India; Tokyo, Osaka, Sendai, Nagoya, and Fukuoka, Japan; Beijing, Chengdu, Shanghai and Hong Kong, China; Kuala Lumpur, Malaysia; Singapore; Bangkok, Thailand; Belrose, Australia; Sao Paulo, Brazil; Seoul, South Korea and Budapest, Hungary; as well as field service personnel throughout the world for Oncology Systems customer support services. Key Oncology Systems education operations are located in Las Vegas, Nevada, Beijing, China, Mumbai, India, Zug, Switzerland and Tokyo, Japan. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, and professional services. We also have a distributed service parts network of regional hubs and forward-stocking locations across all major geographic areas. We generate service revenues by providing services to customers on a time-and-materials basis and through post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of dealers and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.

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

We generally warrant our x-ray imaging components in our X-ray Products business segment for 12 to 24 months, although for some x-ray tubes the warranty period is based on the number of times the product is used. We provide technical advice and consultation for x-ray imaging components to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Liverpool, New York; Tokyo, Japan; Beijing, China and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina and Liverpool, New York to meet the technical support requirements of independent service companies that use our x-ray imaging components products.

We generally warrant our SIP products for 12 months. We provide technical support and service for these products to major OEM customers from our offices in Las Vegas, Nevada; Lincolnshire, Illinois; and Buc, France; Manama, Kingdom of Bahrain; Crawley, United Kingdom; Milano, Italy; Tokyo, Japan and Brussels, Belgium.

In the VPT business, we sell our proton therapy equipment generally with a 12-month warranty. We also generate service revenues by providing on-site proton therapy system technical operation and maintenance support services for relatively long-term periods (i.e., a five-year term or longer). We believe customer service and support are an integral part of our VPT competitive strategy.

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California and in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, United Kingdom and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, United Kingdom and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. Calypso manufactures components of their tumor tracking and motion management products in Seattle, Washington. Our SIP linear accelerators are manufactured in Palo Alto, California and integrated into complete x-ray sources in Las Vegas, Nevada. We manufacture components and sub-systems for our proton therapy products and systems in Troisdorf, Germany. We manufacture our x-ray imaging component products in Salt Lake City, Utah; Charleston, South Carolina; Liverpool, New York; Willich, Germany; and Beijing, China. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. These manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for SIP) or ISO 13485 (for medical devices).

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on line inspection. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in house. We believe outsourcing enables us to reduce or maintain fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. We require certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for x-ray tubes, and high-grade steel, high-grade copper and iron for the VPT business. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. New rules issued by the SEC in August 2012 will require us to ascertain and disclose the origin of some of the raw materials, including tungsten, that we use, which will add to the associated costs.

Research and Development

Developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering. Research and development expenses totaled $186 million, $171 million and $157 million in fiscal years 2012, 2011 and 2010, respectively.

Our research and development are conducted both within the relevant product groups of our businesses and through GTC. GTC maintains technical expertise in x-ray technology, accelerator technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image based radiotherapy treatment planning and delivery, real time accommodation of moving targets, functional imaging and combined modality therapy, manufacturing process improvements, improved x-ray tubes and large-area, high resolution digital x-ray sensor arrays for cone-beam CT and other applications. GTC is also pursuing the potential of combining advances in directed energy and imaging technology with the latest breakthroughs in biotechnology by employing targeted energy to enhance the effectiveness of biological and chemical therapeutic agents. In addition, GTC is investigating the use of x-ray and high energy accelerator, detector, and image processing technology for security applications. GTC accepts some sponsored research contracts from external agencies such as the U.S. government or private sources.

Within Oncology Systems, our development efforts focus on enhancing the reliability and performance of existing products and developing new products. This development is conducted primarily in the United States, Switzerland, Canada, England, Finland, Germany, India and China. In addition, we support research and development programs at selected hospitals and clinics. Current areas for development within Oncology Systems include linear accelerator systems and accessories for medical applications, information systems, radiation treatment planning software, image processing software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools.

Within X-ray Products, development is primarily conducted at our Salt Lake City, Utah; Palo Alto, California and Liverpool, New York facilities and is primarily focused on developing and improving x-ray imaging component products. Current x-ray tube development areas include improvements to tube life and tube stability and reduction of tube noise. We are also working on x-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners as well as x-ray tubes to enhance the performance of our flat panel detectors. Research in imaging technology is aimed at developing new panel technologies for low cost radiographic imaging, wireless panel interfaces, better dose utilization in dental imaging, improved image quality for cone beam CT and new image processing tools for advanced applications.

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

Government Regulation

U.S. Regulations

Laws governing marketing a medical device.    In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, as well as proton therapy systems offered by our VPT business, constitute medical devices subject to these regulations. Our x-ray tube products and flat panel detectors produced by X-ray Products are also considered medical devices. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) pre market notification clearance or pre-market approval (“PMA”) before it can market or sell those products in the United States. The 510(k) clearance process is applicable when the device introduced into commercial distribution is substantially equivalent to a legally marketed device. The process of obtaining 510(k) clearance generally takes at least six months from the date the application is filed, but could take significantly longer, and generally requires submitting supporting testing data. After a product receives 510(k) clearance, any modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. The FDA has issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant submits extensive supporting data, including, in most cases, data from clinical studies, in the PMA application to establish reasonable evidence of the safety and effectiveness of the product. This process typically takes at least one to two years from the date the PMA is accepted for filing, but can take significantly longer for the FDA to review. To date, we have only manufactured Class I medical devices, which do not require PMA or 510(k) clearance, and Class II medical devices, which require 510(k) clearance. We do not manufacture any Class III medical devices, which require PMA. Our x-ray tubes and flat panel detectors are Class I medical devices, while all of the medical devices produced by our Oncology Systems segment and the proton therapy systems manufactured by our VPT business are Class II medical devices.

Quality systems.    Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s Quality System Regulation (“QSR”), which addresses a company’s responsibility for product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations and criminal and civil fines.

We recently completed our final response to the FDA for the FDA inspection observations issued in May 2011 related to the inspections of our Oncology Systems manufacturing facilities located in Helsinki, Finland and Haan, Germany. These observations generally included issues with complaint investigations, corrective actions and preventive actions, filings required under medical device reporting regulations and purchasing controls. The FDA has indicated that no further regulatory action will be taken regarding the Haan, Germany inspection and that all the corrective actions from the observations will be verified in the next FDA inspection. We have received our Establishment Inspection Reports (“EIRs”) for both the Helsinki and Haan 2011 FDA inspections.

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

Other applicable U.S. regulations.    As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information that we receive, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), “fraud and abuse” laws and regulations, including, physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

The federal government and the Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and free-standing clinics. In the past, we have seen our customers’ decision-making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States, such as we experienced in 2012 with the reductions to reimbursement rates for radiation therapy proposed by CMS. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations.

The provisions of the Affordable Care Act will go into effect in 2012 through 2014. We are continuing to evaluate the Affordable Care Act and its potential impact on our business. Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting in 2013. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to offset the tax. Other elements of this new legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We believe that the uncertainty created by healthcare reform in the United States has complicated our customers’ decision-making process and impacted our Oncology Systems and VPT businesses, and may continue to do so.

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

Manufacturing and selling a device internationally.    We are also subject to laws and regulations outside the United States applicable to manufacturers of radiation-producing devices and products utilizing radioactive materials, and laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters, in each case that are often comparable to, if not more stringent than, regulations in the United States. In addition, our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, environmental and product recycling requirements, tariff regulations, duties and tax requirements. In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements.

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

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 28, 2012, we owned 372 patents issued in the United States and 150 patents issued throughout the rest of the world and had 407 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty bearing licenses and technology cross licenses.

Environmental Matters

For a discussion of environmental matters, see “MD&A—Critical Accounting Estimates and Environmental Remediation Liabilities,” which discussions are incorporated herein by reference.

Financial Information about Geographic Areas

We do business globally with manufacturing in the United States, Europe and China and with sales and service operations and customers throughout the world. Roughly half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulations,” we also may be affected by other factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding (“DSO”)). To the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. We sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar. Accordingly, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins. We do engage in currency hedging strategies to offset the effect of fluctuations in foreign currency exchange rate, but the protection offered by these hedges depends upon the timing of transactions; the effectiveness of the hedges; the number of transactions that are hedged; and forecast volatility.

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see Item 1A, “Risk Factors.”

For a discussion of financial information about geographic areas, see Note 18, “Segment Information” of the Notes to the Consolidated Financial Statements.

Employees

We had approximately 6,100 full time and part-time employees worldwide, 3,500 in the United States and 2,600 elsewhere at September 28, 2012. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

Information Available to Investors

As soon as reasonably practicable after our filing or furnishing the information to the SEC we make the following available free of charge on the Investors page of our website http://www.varian.com: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and proxy statements. Our Code of Business Ethics, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee, Nominating and Corporate Governance Committee and Executive Committee are also available on the Investors page of our website. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Executive Officers of the Registrant

The biographical summaries of our executive officers, as of November 1, 2012, are as follows:

Name	Age	Position
Dow R. Wilson	53	President and Chief Executive Officer
Elisha W. Finney	51	Corporate Executive Vice President, Finance and Chief Financial Officer
Kolleen T. Kennedy	53	Corporate Senior Vice President and President, Oncology Systems
Robert H. Kluge	66	Corporate Senior Vice President and President, X-ray Products
Clarence R. Verhoef	57	Corporate Senior Vice President, Finance and Corporate Controller
John W. Kuo	49	Corporate Senior Vice President, General Counsel and Corporate Secretary

Dow R. Wilson was appointed President and Chief Executive Officer effective September 29, 2012. Mr. Wilson served as Corporate Executive Vice President and Chief Operating Officer from October 2011 through September 2012 and as Corporate Executive Vice President and President, Oncology Systems from August 2005 through September 2011. Mr. Wilson served as Corporate Vice President and President, Oncology Systems from January 2005 to August 2005. Prior to joining the Company in January 2005, Mr. Wilson was Chief Executive Officer of the Healthcare-Information Technologies business in General Electric (a diversified technology and services company), from 2003 to 2005. During the previous 18 years, Mr. Wilson held various management positions within General Electric. Mr. Wilson holds a B.A. degree in English from Brigham Young University and an M.B.A. degree from Dartmouth’s Amos Tuck School of Business. Mr. Wilson has served on the board of directors of Saba Software, Inc. (an e-learning software provider) since August 2006 and in August 2011 was named the lead independent director of that board. Mr. Wilson was appointed to our Board of Directors effective September 29, 2012.

Elisha W. Finney was appointed Corporate Executive Vice President, Finance, in addition to being Chief Financial Officer, in February 2012. Ms. Finney served as Corporate Senior Vice President and Chief Financial Officer from January 2005 through January 2012 and as Corporate Vice President and Chief Financial Officer from April 1999 to January 2005. Ms. Finney has held various other positions, including Treasurer, during her 23 years with the Company. Ms. Finney holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco. Ms. Finney was appointed a director of Thoratec Corporation (a medical device manufacturer) in June 2007 and joined the board of Altera Corporation (a supplier of custom logic solutions) in August 2011.

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

Clarence R. Verhoef was appointed Corporate Senior Vice President, Finance and Corporate Controller in August 2012. From May 2012 to August 2012, Mr. Verhoef served as the Company’s Vice President and Operations Controller, and from September 2006 to May 2012, he served as the Controller for the Company’s X-ray Products business. Prior to joining the Company, from 2003 to September 2006, Mr. Verhoef served as the Chief Financial Officer of Techniscan Medical Systems Inc. (a developer of ultrasound technology), and prior to that held various finance management positions with GE Healthcare and other medical imaging equipment companies. Mr. Verhoef holds a B.A. degree in Finance from the University of Utah.

John W. Kuo was appointed Corporate Senior Vice President, in addition to being General Counsel and Corporate Secretary in February 2012. Prior to that, he served as Corporate Vice President and General Counsel from July 2005 through January 2012 and as Corporate Secretary since February 2005. Mr. Kuo joined the Company as Senior Corporate Counsel in March 2003 and became Associate General Counsel in March 2004. Prior to joining the Company, Mr. Kuo was General Counsel and Secretary at BroadVision, Inc. (an e-commerce software provider) in 2002 and held senior legal positions at 3Com Corporation (a networking equipment provider) from 1997 to 2002. Mr. Kuo has previously been with the law firms of Gray Cary Ware & Freidenrich (now DLA Piper) and Fulbright & Jaworski. Mr. Kuo holds a B.A. degree from Cornell University and a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley.

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

We believe that IMRT, including volumetric modulated arc therapy, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been the drivers for our net orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, in our business in general. We have introduced products such as TrueBeam, a line of linear accelerators for radiotherapy and radiosurgery, and UNIQUE, a less complex, low-energy linear accelerator for the more price sensitive emerging markets, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam is a valuable tool for clinicians in the fight against cancer and will stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for volumetric modulated arc therapy are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT- and IGRT-related products. Orders for these products and products lines have contributed greatly to our orders and revenue growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other volumetric modulated arc therapy products) or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. As more institutions buy or upgrade to achieve IMRT and IGRT capabilities, the market for these products (including volumetric modulated arc therapy products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

Our X-ray Products business sells products primarily to a small number of imaging system OEM customers who use our products in their medical diagnostic and industrial imaging systems. To succeed, we must provide products that meet customer demands for product quality, superior technology and product performance at a competitive cost. If we are unable to continue to innovate our X-ray Products technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our customers may purchase from other tube or panel manufacturers (including the in-house operations of some of these customers), which would negatively impact this business.

In both the Oncology Systems and X-ray Products businesses, and in our other product lines, we may be unable to accurately anticipate changes in our markets and the direction of technological innovation and demands of our customers. Our competitors may develop products or processes that are superior to what we can then offer. If this occurs, the market for our products may be adversely affected and our products may become less useful or obsolete. Any development adversely affecting the markets for our products would force us to reduce production volumes or to discontinue manufacturing one or more of our products or product lines and would reduce our revenues and earnings.

OUR SUCCESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT, INTRODUCTION AND COMMERCIALIZATION OF NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO OR SIMPLIFICATIONS OF EXISTING PRODUCT LINES

Rapid change and technological innovation characterize the Oncology Systems market. Our products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including products such as TrueBeam and RapidArc, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our X-ray Products business must also continually improved products at competitive costs. We are investing in long-term growth initiatives, such as development of our SIP and VPT businesses, and expect that we will need to invest more to develop and commercialize new products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty, associated with new products may be proportionately greater than other products, and may therefore adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be adversely affected. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.

Our ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by our ability to:

•	properly identify customer needs;

•	prove the feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	timely and efficiently comply with internal quality assurance systems and processes;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	price our products competitively and profitably;

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

We conduct business globally. Our international revenues accounted for approximately 56%, 55% and 57% of revenues from continuing operations during fiscal years 2012, 2011 and 2010, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

•	the difficulties in enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	the longer payment cycles associated with many foreign customers;

•	currency fluctuations;

•	changes in the political, regulatory, safety or economic conditions in a country or region;

•	the imposition by foreign countries of additional taxes, tariffs or other restrictions on foreign trade;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region, in particular emerging markets;

•	the longer period in the international region from placement of any order to revenue recognition;

•	any inability to obtain export licenses and other required export or import licenses or approvals;

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

As of September 28, 2012, 93% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Our effective tax rate is impacted by tax laws in both the United States and in the countries in which our international subsidiaries do business. Earnings from our international region are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from the international region, or a change in the mix of particular tax jurisdictions within the international region could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, in which case our financial results would be adversely affected. In addition, there have been proposals that would significantly change U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could negatively impact our effective tax rate and adversely affect our financial results.

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns about inflation (deflation), slower economic activity, consumer confidence, corporate profits and capital spending, adverse business conditions, liquidity and unemployment; concerns over the downgrade of the sovereign debt of the United States and several European countries; continued sovereign debt and banking system uncertainties in Europe and other foreign countries and now concerns regarding slowing growth in China, recession in Europe and faltering economic growth in the United States. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to freeze, delay or dramatically reduce purchases and capital project expenditures. Project delays may continue, particularly as they relate to large scale or government projects, which may be affected by austerity measures. Alternatively, in the past, some countries have adopted and may in the future adopt government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.

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

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) pre-market notification clearance or PMA before it can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process also require a new 510(k) clearance. The FDA has recently issued a draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. Although manufactures make the initial determination whether a change to a cleared device requires a new 510(k) clearance, we cannot assure you that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time-consuming, expensive and uncertain, and the PMA process is more complex than the 510(k)

clearance process. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If we were unable to obtain required FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business could suffer. In the past, our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. However, there are some in the regulatory field who believe that certain medical devices should be required to use the PMA approval process. If we were required to use the PMA process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business. The FDA recently released its Draft Guidance Document on the 510(k). We are currently analyzing how this plan, if fully implemented, may affect us and our ability to obtain product clearances.

Further, as we enter new businesses or pursue new business opportunities, such as opportunities that require clinical trials, we may become subject to additional laws, rules and regulations, including FDA rules and regulations that are applicable to the clinical trial process and protection of study subjects. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations is costly. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could adversely affect our business.

Quality systems.    Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s QSR, as well as other federal and state regulations for medical devices and radiation emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and in connection with these inspections issues reports, known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter and/or proceed directly to other forms of enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance would be required. Failure to respond timely to Form FDA 483 observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations, adverse publicity and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include products recalls, correction and removal of products from customer sites and/or changes to our product manufacturing and quality systems, could adversely impact our financial results and may also divert management resources, attention and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our reputation, business and stock price. We recently completed our final response to the FDA for the Form FDA 483 observations issued in May 2011 related to the inspections of our Oncology Systems manufacturing facilities located in Helsinki, Finland and Haan, Germany. These observations generally included issues with complaint investigations, corrective actions and preventive actions, filings required under medical device reporting regulations and purchasing controls. The FDA has indicated that no further regulatory action will be taken regarding the Haan, Germany inspection and that all the corrective actions from the observations will be verified in the next FDA inspection. We have received our EIRs for both the Helsinki and Haan 2011 FDA inspections.

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

Within the EEA, we must affix a CE mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once clearance is obtained and the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. Significant revisions to some of the applicable regulations governing requirements for medical devices in the EU/EEA/Switzerland went into effect in March 2010. These revisions have introduced additional uncertainty into the marketing authorization process for medical devices in Europe. Until medical device manufacturers and European regulatory agencies, including Notified Bodies and “Competent Authorities,” (governmental agencies to whom the legislator has delegated the capacity to enforce the Medical Devices Directive) have greater experience with interpreting and applying the revised regulations, we may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.

In addition, we are required to timely file various reports with international regulatory authorities, including reports required by international adverse event reporting regulations, that require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspend our market authorizations or CE Mark, and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

Further, as we enter new businesses or pursue new business opportunities internationally, such as opportunities that require clinical trials, we may become subject to additional laws, rules and regulations. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations is costly. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could adversely affect our business.

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

Other applicable international regulations. We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. laws, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines. New data protection legislation is expected to be enacted by the EU Commission in January 2013, which will entail substantial changes to the current legal framework, some stricter than before, some less strict.

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

THE AFFORDABLE CARE ACT INCLUDES PROVISIONS THAT MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS, INCLUDING AN EXCISE TAX ON THE SALES OF MOST MEDICAL DEVICES

On March 23, 2010, President Obama signed into law the Affordable Care Act, many of the provisions of which will go into effect in 2012 through 2014. While we are continuing to evaluate the Affordable Care Act, it could adversely impact the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting in 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax may put increased pressure on medical device manufacturers and purchasers, and may lead our customers to reduce their orders for products we produce or to request that we reduce the prices we charge for our products in order to offset the tax. Other elements of the Affordable Care Act, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We are also unable to predict what effect ongoing uncertainty surrounding federal and state health reform proposals will have on our customer’s purchasing decisions. However, an expansion in government’s role in the U.S. healthcare industry may adversely affect our business, possibly materially.

CHANGES TO RADIATION ONCOLOGY AND OTHER REIMBURSEMENTS AND CHANGES IN INSURANCE DEDUCTIBLES AND ADMINISTRATION MAY AFFECT DEMAND FOR OUR PRODUCTS

Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations; and preferred provider organizations. In general, employers and third-party payors in the United States have become increasingly cost-conscious, with higher deductibles imposed or encouraged in many medical plans. The imposition of higher deductibles tends to restrain individuals from seeking the same level of medical treatments as they might seek if the costs they bear are lower, particularly in the medical diagnostic portion of our business. Third party payors have also increased utilitization controls related to the use of our products by healthcare providers.

Furthermore, there is no uniform policy on reimbursement among third-party payors and we cannot be sure that third-party payors will reimburse our customers for procedures using our products that will enable us to achieve or maintain adequate sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited.

Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by CMS to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, such as we experienced in 2012 with the reductions to reimbursement rates for radiation therapy proposed by CMS. From time to time, CMS and third party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. If comparative effectiveness studies are not available, or if available studies show that other cancer treatments are more effective than radiotherapy or radiosurgery, reimbursement rates for radiotherapy or radiosurgery could be reduced. Any significant cuts in reimbursement rates for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.

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

While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide is affected by the timing of transactions, and the effectiveness of the hedges, the number of transactions that are hedged and forecast volatility. If our hedging strategies do not offset these fluctuations, our revenues, margins and other operating results may be harmed. In addition, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period.

In addition, long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. dollar. The volatility of the U.S. dollar that we have experienced over the last several years has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of economic instability or concerns about the downgrade and levels of sovereign debt, or in reaction thereto, would also likely affect foreign currency exchange rates. For example, the value of the Euro against the U.S. dollar has been impacted by the sovereign debt and banking crises in Greece, Spain, and other European countries. Furthermore, in the event that one or more European countries were to replace the Euro with another currency, our sales into these countries, or into Europe generally, would likely be adversely affected until such time as stable exchange rates are established.

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

Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, and potential mandatory or discretionary exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations. Additionally, several recently enacted state and federal laws, including the laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking and maintenance of databases regarding the disclosure of equity ownership and payments to physicians, healthcare providers and hospitals. These laws require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

Anti-corruption laws and regulations.    We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the new Law “On the Fundamentals of Health Protection in the Russian Federation,” with a significant anti-corruption intent and effective since January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2010 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 178 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below five, on a scale from 10 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly in countries, where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, from time to time, we may conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

PRODUCT DEFECTS OR MISUSE MAY RESULT IN MATERIAL PRODUCT LIABILITY OR PROFESSIONAL ERRORS AND OMISSIONS CLAIMS, LITIGATION, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM FUTURE REVENUES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come in contact with radiation (for example, when our SIP products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists to the intended or unintended recipient of the delivery. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure. In addition, third party service providers could fail to adequately perform their obligations, which could subject us to further liability. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In connection with our products that collect and store patient treatment data, we may be liable for the loss or misuse of such private data, if those products fail or are otherwise defective.

Product liability actions are subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle product liability claims against us, regardless of their actual merit. If a product liability action were finally determined against us, it could result in significant damages, including the possibility of punitive damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. Adverse publicity regarding any accidents or mistreatments, even ones that do not involve our products, could cause patients to be less receptive to radiotherapy treatments, to question the efficacy of radiation therapy and to seek other methods of treatment. Adverse publicity could also result in additional regulation of radiation therapy, medical devices or the healthcare industry in general, and adversely affect our ability to promote, manufacture and sell our products. Both adverse publicity and increased regulatory activities could negatively impact our business and results of operations.

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

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. New competitors may enter our markets, and we have encountered new competitors as we have entered new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. Some of these competitors may have greater financial, marketing and other resources than we have. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. The shift in the proportion of sales within our international region towards emerging market countries , which typically have purchased less complex, lower-priced products compared to more developed countries and which usually have stiffer price competition, could also adversely impact our results of operations. New competitors may also delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our net orders.

In x-ray imaging components and subsystems, we often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our x-ray components, also manufacture x-ray components, including X-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. In addition, we compete against other stand-alone, independent X-ray tube manufacturers who compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. As a result, we must have an advantage in one or more significant areas, which may include lower product cost, better product quality and/or superior technology and/or performance.

In our SIP business, we compete with other OEM suppliers, primarily outside of the United States. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fragmented.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of technologies such as OBI for IGRT and our motion management technologies.

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

OPEN ARCHITECTURE IS BECOMING INCREASINGLY IMPORTANT, AND SALES OF OUR PRODUCTS COULD FALL IF WE FAIL TO ACHIEVE THIS

As radiation oncology treatment becomes more complex, our customers are increasingly focusing on ease-of-use and interconnectivity. Our equipment and software are highly sophisticated and require a high level of training and education to use them competently and safely—requirements made even more important because they work together within integrated environments. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) making our software products easier to use and (iii) reducing setup and treatment times to increase patient throughput. We have emphasized an “open systems” approach that allows customers to “mix and match” our individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation and chemotherapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and volumetric modulated arc therapy and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to increase interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

Obtaining and maintaining interoperability and compatibility can be costly and time-consuming. While we try to use standard published protocols for communication with widely used oncology products manufactured by other companies, if we cannot do this, we may need to develop individual interfaces so that our products communicate correctly with the other company products. When other companies modify the design or functionality of their products, this may affect their compatibility with our products. In addition, when we improve our products, customers may be reluctant to adopt our new technology due to potential interoperability issues. For example, a clinic may be unwilling to implement one of our new technologies because its third-party software does not yet communicate correctly with our new product. Our ability to obtain compatibility with products of other companies may depend on our ability to obtain adequate information from them regarding their products. In many cases, these third parties are our competitors and may schedule their product changes and delay their release of relevant information to place us at a competitive disadvantage. When we modify our products to make them interoperable or compatible with third-party products, we may be required to obtain additional regulatory clearances. This process is costly and could delay our ability to release our products for commercial use. It is also possible that, despite our best efforts, we may not be able to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.

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

We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co developers, employees, consultants and other third parties), to protect our proprietary and other confidential rights. These protections may prove inadequate, since agreements may still be breached and we may not have adequate remedies for a breach, and our trade secrets may otherwise become known to or be independently developed by others. In the event that our proprietary or confidential information is misappropriated, our business and financial results could be adversely impacted. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace, but unauthorized third parties may still use them. We also have agreements with third parties that license to us certain patented or proprietary technologies. In some cases products with substantial revenues may depend on these license rights. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we are currently involved in a patent infringement lawsuit relating to our Real-time Position Management™ technology. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, even if a third party rights holder is willing to license its rights to us, the amounts we might be required to pay under the associated royalty or license agreement could be significant.

THE LOSS OF A SUPPLIER OR ANY INABILITY TO OBTAIN SUPPLIES OF IMPORTANT COMPONENTS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. If we lose any of these suppliers, if their operations were substantially interrupted, or if any of them failed to meet performance or quality specifications, we may be required to obtain and qualify one or more replacement suppliers. This may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of these products by the FDA or obtain other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have insurance to protect against business interruption loss, this insurance coverage may not be adequate or continue to remain available on acceptable terms, if at all. Furthermore, some of our single-source suppliers provide components for some of our rapidly growing product lines. Manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for our affected product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Disruptions or loss of any of our limited- or sole-sourced components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

A SHORTAGE OR CHANGE IN SOURCE OF RAW MATERIALS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS, OR SIGNIFICANTLY INCREASE OUR COST OF GOODS

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules regarding disclosure of the presence in a company’s products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify the sourcing of those minerals from this region. Complying with these rules will require investigative efforts, which will cause us to incur associated costs, and could adversely affect the sourcing, supply, and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.

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

We sell our X-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, we could experience reduction in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss could have a material adverse effect on our X-ray Products business. In addition, economic uncertainties over the past few years and, in Japan, the power outages, facility closures and other effects of the 2011 tsunami, have made it difficult for our OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters have previously impacted our X-ray Products business with inventory reduction efforts and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Our agreements for x-ray components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from these estimates.

ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS COULD BE UNPREDICTABLE

Our SIP business designs, manufactures, sells and services Linatron x-ray accelerators, imaging processing software and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications. We generally sell SIP products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We believe growth in the SIP business will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. Orders for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery, the actual timing of sales and revenue recognition varies significantly.

In addition, our SIP business is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations that are subject to economic conditions, as well as political changes. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects, or act cautiously as governments around the world wrestle with spending priorities. As economic growth remains sluggish in various jurisdictions and appears to be deteriorating in others, and as concerns about levels of government employment and government debt continue, we expect that these effects will also continue. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered with a large government project. These factors make the timing of orders, sales and revenues in this business more unpredictable and could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our radiation therapy products, we often need to educate physicians about the use of new treatment procedures such as IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, stereotactic body radiation therapy or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of the product. For example, the complex and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of and practices associated with IMRT and IGRT. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have devoted and will continue to devote significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, stereotactic body radiation therapy and proton therapy generally, to encourage the acceptance and adoption of our products for these technologies and to promote the safe and effective use of our products in compliance with their operating procedures. Future products may not gain adequate market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL

Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate and train our management team and other key personnel, such as qualified engineering, service, sales, marketing and other staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Because this competition is intense, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business. Additionally, if we are unable to retain key personnel, we may not be able to replace them readily or on terms that are reasonable, which also could hurt our business.

IF WE ARE NOT ABLE TO MATCH OUR MANUFACTURING CAPACITY WITH DEMAND FOR OUR PRODUCTS, OUR FINANCIAL RESULTS MAY SUFFER

Many of our products have a long production cycle and we need to anticipate demand for our products in order to ensure adequate manufacturing or testing capacity. If we are unable to anticipate demand and our manufacturing or testing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which may negatively impact our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may harm our financial results.

IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR MAY HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2012 we acquired InfiMed, a supplier of hardware and software for processing diagnostic x-ray images and Calypso, a supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. It may cost us more to commercialize new products than we originally anticipated, as we experienced with our proton therapy systems, or cause us to increase our expenses related to research and development, either of which could impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors.

Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even if we do so, an acquisition may not produce the full efficiencies, growth or benefits we expected. If we decide to sell assets or a business, as we did in fiscal year 2008 with the scientific research instruments business (“Research Instruments”) that we acquired as part of our acquisition of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH), it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner, or at all, which could delay the accomplishment of our strategic objectives. Additionally, we may be required to dispose of a business at a lower price or on less advantageous terms, or to recognize greater losses, than we had anticipated.

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

WE MAY FACE ADDITIONAL RISKS FROM THE ACQUISITION OR DEVELOPMENT OF NEW LINES OF BUSINESS

From time to time, we may acquire or develop new lines of business, such as proton therapy. There are substantial risks and uncertainties associated with new lines of business, particularly in instances where the markets are not fully developed. Risks include developing knowledge of and experience in the new business, recruiting market professionals, increasing research and development expenditures, and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of our senior management to acquire or develop, then integrate, the business into our operations. Timelines for integration of new businesses may not be achieved and price and profitability targets may not prove feasible, as new products can carry lower gross margins than existing products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact whether implementation of a new business will be successful. Failure to manage these risks could have a material adverse effect on our business, results of operations and financial condition.

WE WORK WITH DISTRIBUTORS FOR SALES IN SOME TERRITORIES, AND LOSING THEM COULD HARM OUR REVENUES IN THAT TERRITORY

We have strategic relationships with a number of key distributors, including Siemens, for sales and service of our products. If these strategic relationships end and are not replaced, our revenues from product sales in these territories and/or ability to service our products in the territories serviced by these distributors could be adversely affected.

FLUCTUATIONS IN OUR OPERATING RESULTS, INCLUDING QUARTERLY NET ORDERS, REVENUES, AND MARGINS, MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES FOR OUR STOCKHOLDERS

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and margins, from period to period. Drivers of orders include timing of announcement of and introduction of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and it is especially true with our proton therapy products because of the high cost of the proton therapy equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. Economic uncertainty also tends to extend the purchasing cycle as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles even further. When orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

Once orders are received, factors that may affect whether these orders become revenue and the timing of revenue include:

•

delay in shipment due, for example, to an unanticipated construction delay at a customer location where our products are to be installed, cancellations or reschedulings by customers, extreme weather conditions, natural disasters or port strikes;

•	a challenge to a bid award for one or more of our products;

•	delay in the installation and/or acceptance of a product;

•	for proton therapy systems, failure to satisfy contingencies associated with an order;

•	the method of accounting used to recognize revenue;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	timing of necessary regulatory approvals or authorizations.

Our quarterly operating results, including our margins, may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

•

changes in the relative portion of our revenues represented by our international region as a whole, by regions within the overall region, as well as by individual countries (notably those in emerging markets);

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

Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margin may also be impacted by the gross margin of our proton therapy products, which are presently below the gross margins for our traditional radiotherapy products and particularly prior to completion because the associated revenues are being accounted for in accordance with the zero profit, percentage-of-completion method. If our gross margins fall below the expectation of securities analysts and investors, the trading price of VMS common stock would almost certainly decline.

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

Since proton therapy projects are generally large, highly customized and more complex than projects in our Oncology Systems radiotherapy business, planning for these projects takes more of our time and uses more of our resources. Due to the size and complexity of proton therapy projects, the sales and customer decision cycles for proton therapy projects may take several years. As a result, the timing of these projects, and therefore our operating results for this business, may vary significantly from period to period. In addition, due its relatively large scale, the construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Consequently, this business is vulnerable to deterioration in general economic and market conditions. The worldwide economic downturn resulted in a contraction in credit markets. This has made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements (such as we recently did for the Scripps Proton Therapy Center) or make payment concessions in their agreements with us, which could impact our operating results. Changes in reimbursement rates for proton therapy treatments, or uncertainty regarding these reimbursement rates, such as we experienced in 2012 with the reductions to reimbursement rates for hospital based proton therapy centers in the United States proposed by CMS, can affect growth or demand for our VPT products and services.

We expect that a limited number of customers will account for a substantial portion of VPT’s business for the foreseeable future. Further, the award of certain proton therapy system orders may be subject to challenge by third parties, which can make these orders more unpredictable than orders for other products. Because an order for a proton therapy system can be relatively large, an order in one fiscal period (or the cancellation of an order as a result of bid challenge or otherwise) will cause our net orders to vary significantly, making comparisons between fiscal periods more difficult.

In addition, many of the components used in proton therapy equipment require long lead times, which may require an increase in our inventory levels. This may cause fluctuations in the operating results of VPT that may make it difficult to predict our results and to compare our results from period to period.

Moreover, VPT’s business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project, as well as in some situations participate in or provide project financing for the project. Since the cost of each proton therapy center project will often exceed $100 million, the amount of potential liability and potential for financial loss would likely be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable or expensive. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted or we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

WE HAVE ENTERED INTO A CREDIT FACILITY AGREEMENT THAT RESTRICTS CERTAIN ACTIVITIES, AND FAILURE TO COMPLY WITH THIS AGREEMENT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY AND FINANCIAL POSITION

We maintain a revolving credit facility that contains restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our revolving credit facility contains other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. Furthermore, if we fail to comply with the credit facility requirements, we may be in default. Upon an event of default, if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

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

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including ones regarding revenue recognition, than we have applied in past periods. Currently, we recognize revenues for our proton therapy systems and proton therapy commissioning contracts and for certain highly customized image detection systems in our SIP business under contract accounting rules, which affects the timing of revenue recognition. We could be required to apply contract accounting rules to other businesses in the future. Under contract accounting rules, the use of the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, estimates which must be periodically reviewed and appropriately adjusted. For example, revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. Recognizing revenues using the percentage-of-completion method based on a zero profit margin, as we are doing with the revenues associated with the Scripps Proton Therapy Center lowers our gross margins and makes it more difficult to compare our financial results from quarter to quarter. In addition, if we were to recognize revenues for our proton therapy systems and services under either the completed contract method or outside of contract accounting rules altogether, we would defer revenue until a contract is completed or substantially completed. This may cause our results of operations to fluctuate from period to period.

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

If a legal proceeding were finally resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to market one or more of our material products or services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business.

AS A STRATEGY TO ASSIST OUR SALES EFFORTS, WE MAY PARTICIPATE IN PROJECT FINANCING OR OFFER EXTENDED PAYMENT TERMS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS

We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, and we may be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to provide incremental revenue to us, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that that any portion of our loan commitment can be syndicated to third parties by ORIX Capital Markets LLC, the agent for the lenders, or that the loan facility can be successfully refinanced upon the maturity of the loan, which has a maximum term of six years. If a borrower does not have the financial means to pay off its debts and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all or a portion of the loan, which would adversely affect our financial results.

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of September 28, 2012, customer contracts with remaining terms of more than one year amounted to approximately three percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

DISRUPTION OF CRITICAL INFORMATION SYSTEMS OR MATERIAL BREACHES IN THE SECURITY OF OUR SYSTEMS MAY ADVERSELY AFFECT OUR BUSINESS AND CUSTOMER RELATIONS.

Information technology helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. If our data management systems do not effectively collect, secure, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our operating results internally and externally.

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

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL

We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes and other natural disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, hurricane, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ damaged manufacturing facilities; these delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our businesses, such as occurred following the March 2011 tsunami in Japan. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as the swine flu, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

WE WORK IN INTERNATIONAL LOCATIONS WHERE THERE ARE HIGH SECURITY RISKS, WHICH COULD RESULT IN HARM TO OUR EMPLOYEES OR CONTRACTORS OR CAUSE US TO INCUR SUBSTANTIAL COSTS

We work in some international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations, such as Iraq, Libya, and Mexico, where the country or location and surrounding area is suffering from political, social, or economic issues; war or civil unrest, or has a high level of criminal or terrorist activity. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

As of September 28, 2012, we owned and leased a total of approximately 2 million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices, our Oncology Systems management, some of our Oncology Systems manufacturing facilities and the GTC are located in Palo Alto, California on 30 acres of land under leaseholds which expire in calendar year 2056. We own these facilities which contain an aggregate of 465,279 square feet of floor space. We also own 47,699 square feet of space and 2 acres of land in Crawley, England. In Beijing, China we own 140,682 square feet of space which resides on 5 acres of land under a leasehold that expires in 2056. Our X-Ray Products business is located in Salt Lake City, Utah, where we own 38 acres of land and 340,812 square feet of space that is used for office and manufacturing, and also in Liverpool, New York we own 3 acres of land and 27,074 square feet of space that is used for light assembly manufacturing. In Las Vegas, Nevada, we own 191,422 square feet of floor space and 12 acres of land where our SIP Manufacturing, and Oncology Systems Customer Services and Support operations are located. The balance of our facilities are leased.

Substantially, all of this space is fully utilized for its intended purposes. We believe that our facilities and equipment are generally well maintained, in good operating condition and adequate for present operations.

Item 3.    Legal Proceedings

In 1999, we transferred our instruments business to Varian, Inc. (“VI”) and our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. and subsequently spun off VI and VSEA, which resulted in a non-cash dividend to our stockholders (the “Spin-offs”). Under the Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements that govern the Spin-offs, we retained the liabilities related to the medical systems business and agreed to manage and defend claims related to legal proceedings and environmental matters arising from corporate and discontinued operations. Generally, each of the spun-off subsidiaries is obligated to indemnify us for one third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental liabilities, and to indemnify us fully for liabilities arising from the operations of the business transferred to it as part of the Spin-offs. For a more detailed discussion of environmental costs and liabilities, see Note 10, “Commitments and Contingencies” to the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business or otherwise and, from time-to-time, acquired as part of business acquisitions that we make. For a detailed discussion of current material legal proceedings, see Note 10, “Commitments and Contingencies—Other Matters” of the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VMS common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “VAR.” The following table sets forth the high and low sales prices for VMS common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2012 and 2011.

	High	Low
Fiscal Year 2012
First Quarter	$67.82	$48.72
Second Quarter	$71.95	$64.22
Third Quarter	$69.81	$56.61
Fourth Quarter	$64.00	$52.90

Fiscal Year 2011
First Quarter	$70.97	$59.52
Second Quarter	$72.19	$64.13
Third Quarter	$71.85	$64.89
Fourth Quarter	$71.58	$49.16

Since the Spin-offs, we have not paid any cash dividends on VMS common stock. We have no current plan to pay cash dividends on VMS common stock, and will review that decision periodically. Further, our existing unsecured term loan agreement and revolving credit facility agreement contain provisions that limit our ability to pay cash dividends. Specifically, dividends would not be permitted if, when aggregated with other transactions, we would not be in compliance with our financial covenants. See Note 8, “Credit Facilities” of the Notes to the Consolidated Financial Statements for more information on our revolving credit facility.

As of November 13, 2012, there were approximately 2,563 holders of record of VMS common stock.

PERFORMANCE GRAPH

This graph shows the total return on Varian Medical Systems, Inc. common stock and certain indices from September 28, 2007 until the last day of fiscal year 2012.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG VARIAN MEDICAL SYSTEMS, INC., THE S&P 500 INDEX AND

THE S & P HEALTHCARE EQUIPMENT INDEX

*	$100 invested on 9/28/07 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

	9/28/07	9/26/08	10/2/09	10/1/10	9/30/11	9/28/12
Varian Medical Systems, Inc.	100.00	146.05	95.51	144.86	124.52	144.00
S&P 500	100.00	78.02	71.28	83.06	80.93	105.37
S&P Health Care Equipment	100.00	99.37	78.76	81.91	83.41	102.91

The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Stock Repurchase Program

The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2012.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
June 30, 2012—July 27, 2012	—		$—		—	4,433,718
July 28, 2012—August 24, 2012	1,460,532	(2)	$59.25	(2)	1,433,718	3,000,000
August 25, 2012—September 28, 2012	—		$—		—	—

Total	1,460,532		$59.25		1,433,718

(1)	In February 2011, VMS’s Board of Directors authorized the repurchase of 12,000,000 shares of VMS common stock through the end of fiscal year 2012. On September 28, 2012, the remaining 3,000,000 shares available for repurchase under the February 2011 authorization expired. In August 2012, the VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013. Stock repurchases under the August 2012 authorization may be made in open market, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. Shares will be retired upon repurchase.

(2)	Includes 26,814 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted common stock and restricted stock units granted under the Company’s employee stock plans.

Item 6.    Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for the five fiscal years ended September 28, 2012. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:

	Fiscal Years
(In millions, except per share amounts)	2012	2011	2010	2009	2008
Revenues	$2,807.0	$2,596.7	$2,356.6	$2,214.1	$2,069.7
Earnings from continuing operations before taxes	595.9	588.7	532.9	474.6	426.0
Taxes on earnings	168.9	180.1	165.4	143.1	130.7

Earnings from continuing operations	427.0	408.6	367.5	331.5	295.3
Loss from discontinued operations, net of taxes(1)	—	(9.7)	(7.1)	(12.5)	(15.8)

Net earnings	$427.0	$398.9	$360.4	$319.0	$279.5

Net earnings (loss) per share—basic
Continuing operations	$3.83	$3.50	$3.02	$2.67	$2.37
Discontinued operations(1)	—	(0.08)	(0.06)	(0.10)	(0.13)

Net earnings per share	$3.83	$3.42	$2.96	$2.57	$2.24

Net earnings (loss) per share—diluted
Continuing operations	$3.76	$3.44	$2.96	$2.65	$2.31
Discontinued operations(1)	—	(0.08)	(0.05)	(0.10)	(0.12)

Net earnings per share	$3.76	$3.36	$2.91	$2.55	$2.19

Financial Position at Fiscal Year End:
Working capital	$934.0	$728.7	$777.8	$830.1	$612.7
Total assets	2,878.7	2,498.8	2,324.0	2,308.2	1,975.5
Long-term debt (including current maturities)	6.3	16.1	23.4	32.4	40.4
Short-term borrowings	155.0	181.4	20.0	4.4	—
Stockholders’ equity	1,509.8	1,243.9	1,275.4	1,311.8	1,027.2

(1)	In September 2008, we approved a plan to sell Research Instruments. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. The Company classified the operating results of Research Instruments as a discontinued operation in the Consolidated Statements of Earnings for all periods presented. The net loss of $9.7 million, $7.1 million, $12.5 million and $15.8 million was reported in discontinued operations for fiscal years 2011, 2010, 2009 and 2008, respectively. In fiscal year 2012, the Company did not recognize any income or losses and did not have any revenues from discontinued operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal year 2012, total revenues increased 8% over fiscal year 2011. Gross margin decreased 1.1 percentage points in fiscal year 2012 from fiscal year 2011 primarily due to decreases in Oncology Systems and SIP gross margins, although these were partially offset by an increase in X-ray Products gross margin. Net earnings from continuing operations per diluted share increased 9% in fiscal year 2012 over fiscal year 2011. During fiscal year 2012, we repurchased 4.4 million shares of VMS common stock.

Net orders increased 6% in fiscal year 2012 over fiscal year 2011. Growth in net orders from Oncology Systems, X-ray Products and Varian Particle Therapy (“VPT”) was partially offset by a decrease in SIP net orders. Including $146 million in VPT backlog, our backlog at the end of fiscal year 2012 was 12% higher than at the end of fiscal year 2011.

We do not know what impact the Affordable Care Act will have on long-term growth or demand for our products and services. The Affordable Care Act imposes a new medical device excise tax of 2.3% on sales or uses of taxable medical devices after December 31, 2012. Many of the hardware and software products we sell are considered taxable medical devices. Generally, we do not expect that our service contracts will be considered taxable and there are excise tax exceptions for export sales and for sales for further manufacture. We are also allowed to reduce the amount on which the tax is based for our cost of freight and installation. The medical device excise tax is likely to have a negative impact on our gross margin percentage. We are focused on enhancing our operational performance through productivity initiatives. As part of this effort, we expect to recognize a restructuring charge in the first half of fiscal year 2013.

We have classified Research Instruments as a discontinued operation for all periods presented in our Consolidated Statements of Earnings. As of September 30, 2011, we had no remaining obligations related to Research Instruments, which was previously included in the “Other” category. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations.

Oncology Systems.    Our largest business segment is Oncology Systems, which designs, manufacturers, sells and services hardware and software products for treating cancer with conventional radiotherapy, (including IMRT, IGRT, and volumetric modulated arc therapy), stereotactic radiotherapy, SBRT, SRS, and brachytherapy.

We have recently seen a greater percentage of Oncology Systems net orders and revenues coming from emerging markets within our international region, such as China, Thailand, South Korea and Russia, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of net orders and revenues will generally continue and may negatively impact Oncology Systems’ gross margin. In the past, we have seen our customers’ decision-making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States, such as we experienced in 2012 with the reductions to reimbursement rates for radiation therapy proposed by CMS.

In October 2011, we acquired Calypso, a supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. In April 2012, we entered into a strategic global partnership with Siemens through which, among other things, we represent Siemens diagnostic imaging products to radiation oncology clinics initially in most international markets and, since November 2012, in North America. Siemens, in turn, represents our equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon regions. Furthermore, we and Siemens are working on developing interfaces to enable our ARIA software to connect with Siemens linear accelerators and imaging systems, as well as exploring opportunities to co-develop new imaging and treatment solutions.

Oncology Systems net orders increased 7%, or 8% on a constant currency basis, in fiscal year 2012 over fiscal year 2011 reflecting increased net orders in both the international region and North America. In fiscal year 2012, Oncology Systems total revenues rose 8% over fiscal year 2011, with a 4% increase in North America and a 13% increase in the international region. The service contract business and software products were significant to contributors of growth in Oncology Systems net orders and revenues in fiscal year 2012 over fiscal year 2011. Oncology Systems gross margin decreased 1.7 percentage points in fiscal year 2012 over fiscal year 2011 primarily due to a decrease in product gross margin percentage partially offset by an increase in service gross margin percentage.

Through September 28, 2012, we had received orders for more than 645 TrueBeam systems since its introduction in the second quarter of fiscal year 2010 and had about 330 systems installed or in progress.

X-Ray Products.    Our X-ray Products business segment designs, manufactures, sells and services x-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, CT and industrial applications.

In April 2012, we acquired InfiMed, Inc. (“InfiMed”), a supplier of hardware and software for processing diagnostic X-ray images.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. We are currently in the process of introducing multiple new products which we believe will help sustain the growth of our X-ray Products business. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals, or otherwise, could affect demand for our products in our X-ray Products business.

In fiscal year 2012, both X-ray Products net orders and revenues increased 5% over the fiscal year 2011. Although our X-Ray Products business experienced softer demand from major customers during fiscal year 2012, this business saw new products introduced in the second half of fiscal year 2012 begin to contribute to growth in net orders and revenues in the fourth quarter of fiscal year 2012. X-ray Products gross margin for the fiscal year 2012 increased 1.9% over fiscal year 2011 primarily due to improved quality costs for our flat panel products and a greater proportion of higher margin products.

Other.    The “Other” category is comprised of: (i) SIP, which designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection purposes, (ii) our VPT business, which designs, develops, manufactures, sells and services products and systems for delivering proton therapy treatments, and (iii) the operations of the GTC, our scientific research facility.

Net orders in the “Other” category increased $15 million in fiscal year 2012 over fiscal year 2011 primarily due to VPT recording two proton therapy systems orders, compared to one in fiscal year 2011. One proton therapy system will be installed at the PTC St. Petersburg Center of Nuclear Medicine of the International Institute of Biological Systems in Russia and the other will be installed at the King Fahd Medical Center in Riyadh, Saudi Arabia. The increase in VPT net orders in fiscal year 2012 over fiscal year 2011 was partially offset by a decline in SIP net orders. Revenues in our “Other” category increased 18% in fiscal year 2012 over fiscal year 2011, primarily due to an increase in SIP revenues.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Consolidated Financial Statements and the notes included elsewhere in this Annual Report on Form 10-K, as well as the information contained under Item 1A, “Risk Factors.” We discuss our results of operations below.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Item 1A, “Risk Factors.”

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

Changes to the elements in an arrangement and the amounts allocated to each element could affect the timing and amount of revenue recognition. Revenue recognition also depends on the timing of shipment, the readiness of customers’ facilities for installation or is subject to customer acceptance. If shipments or installations are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

In addition, revenues related to certain highly customized image detection systems, proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. For contracts in which we can estimate contract costs with reasonable dependability, we recognize contract revenues under the percentage-of-completion method. Revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when we can make more precise estimates, revenues and costs of revenues are adjusted in the same period. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods.

Share-based Compensation Expense

We value our stock options granted and the option component of the shares of VMS common stock purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. We value our performance units using the Monte Carlo simulation model. The determination of fair value of share-based payment awards on the date of grant under both the Black-Scholes option-pricing model and the Monte Carlo simulation model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected terms of share-based awards and the expected price volatilities of shares of VMS common stock and peer companies that are used to assess certain performance targets over the expected term of the awards, and the dividend yield of VMS.

The expected term of our stock options is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We determined the expected term of stock options based on the demographic grouping of employees and retirement eligibility. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption for our stock options. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility is derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could not rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected terms of the stock options we grant and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. In determining the grant date fair value of our performance units, historical volatilities of shares of VMS common stock, as well as the shares of common stock of peer companies, were used to assess certain performance targets. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock awards. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognize expense only for those awards expected to vest. If the actual forfeiture rate and/or the actual number of performance units that vest based on achievement of performance conditions are materially different from our estimates, the share-based compensation expense could be significantly different from what we have recorded in the current period.

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

In accordance with Accounting Standard Codification (“ASC”) 350, we evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on the present value of estimated future cash flows of the reporting units. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2012 for each of our four reporting units with goodwill (Oncology Systems, X-ray Products, SIP and VPT), the fair value of each such reporting unit was substantially in excess of its carrying value. We will continue to make assessments of impairment on an annual basis or more frequently if indicators of potential impairment arise.

Warranty Obligations

We warrant most of our products for a specific period of time, usually 12 months, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty costs in the future, it would have a negative effect on our operating results.

Loss Contingencies

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. If actual liabilities significantly exceed the estimates made, our consolidated financial position, results of operations or cash flows could be materially adversely affected.

In addition, we are subject to a variety of environmental laws around the world. Those laws regulate multiple aspects of our operations, including the handling, storage, transport and disposal of hazardous substances. They impose costs on our operations. In connection with our past and present operations and facilities, we record environmental remediation liabilities when we conclude that environmental assessments or remediation efforts are probable and we believe we can reasonably estimate the costs of those efforts. Our accrued environmental costs represent our best estimate of the total costs of assessments and remediation and the time period over which we expect to incur those costs. We review these accrued balances quarterly. If we were required to increase or decrease the accrued environmental costs in the future, it would adversely or favorably impact our operating results.

Defined Benefit Pension and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany, Japan, Switzerland (where we have two defined benefit pension plans) and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. In fiscal year 2012, the Company terminated one pension plan in Germany upon the death of the last participant in the plan. Although we do not have any defined benefit pension plans in the United States, we sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expenses and liabilities related to those plans for which the benefits are actuarially determined, such as our defined benefit pension and post-retirement benefit plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and rate of healthcare cost increases, all of which we determine within certain guidelines. In addition, we also use assumptions, such as withdrawal and mortality rates, to calculate the expenses and liabilities. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension and post-retirement benefit plan expenses we record.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2012, 2011 and 2010.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2012 was the 52-week period ended on September 28, 2012. Fiscal year 2011 was the 52-week period ended on September 30, 2011 and fiscal year 2010 was the 52 week period ended on October 1, 2010. Set forth below is a discussion of our results of operations for fiscal years 2012, 2011 and 2010. As indicated above, the operating results of Research Instruments have been segregated and presented as a discontinued operation in our Consolidated Statements of Earnings for all periods.

Discussion of Results of Operations for Fiscal Years 2012, 2011 and 2010

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
Product	$2,098	6%	$1,971	9%	$1,814
Service Contracts and Other	709	13%	626	15%	543

Total Revenues	$2,807	8%	$2,597	10%	$2,357

Product as a percentage of total revenues	75%		76%		77%
Service Contracts and Other as a percentage of total revenues	25%		24%		23%

Revenues by region
North America	$1,223	5%	$1,170	16%	$1,012

Europe	842	7%	788	5%	747
Asia	602	12%	537	5%	513
Rest of world	140	36%	102	20%	85

Total International(1)	1,584	11%	1,427	6%	1,345

Total	$2,807	8%	$2,597	10%	$2,357

North America as a percentage of total revenues	44%		45%		43%
International as a percentage of total revenues	56%		55%		57%

(1)	We consider international revenues to be revenues outside of North America.

The increase in total revenues in fiscal year 2012 over fiscal year 2011 was due to revenue growth in Oncology Systems, X-ray Products and SIP, partially offset by a slight decrease in VPT revenues. Total revenues increased in fiscal year 2011 over fiscal year 2010 due to revenue growth in Oncology Systems, X-ray Products and VPT, partially offset by a decrease in SIP revenues.

The increase in product revenues in fiscal year 2012 over fiscal year 2011 was due to revenue growth in Oncology Systems, X-ray Products, VPT and SIP. Oncology Systems, X-ray Products and VPT

contributed to the growth in product revenues in fiscal year 2011 over fiscal year 2010, although these increases were partially offset by a decline in SIP product revenues. Product revenues grew faster between fiscal year 2010 and fiscal year 2011 than between fiscal year 2011 and fiscal year 2012, primarily due to slower X-ray Products product revenue growth in fiscal year 2012 over fiscal year 2011.

Service contracts and other revenues increased in fiscal year 2012 over fiscal year 2011 primarily due to an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in SIP service contracts and other revenues, although these increases were partially offset by a small decline in VPT service contract revenues. Service contract and other revenues increased in fiscal year 2011 over fiscal year 2010 due to an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in SIP service contract and other revenues, partially offset by a decline in VPT service contract revenues. Service contracts and other revenues grew more slowly between fiscal year 2012 and fiscal year 2011 than between fiscal year 2011 over fiscal year 2010 primarily due to slower growth in Oncology Systems service contract revenues in fiscal year 2012 over fiscal year 2011.

The increase in total North American revenues in fiscal year 2012 over fiscal year 2011 was due to North American revenues increases in Oncology Systems, SIP and VPT, partially offset by a decrease in North American revenues in X-ray Products. The increase in North American revenues in fiscal year 2011 over fiscal year 2010 was due to increases in revenues in Oncology Systems, X-ray Products, VPT and SIP.

All international regions contributed to the growth in international revenues in fiscal years 2012 and 2011 over their respective prior fiscal years. The increase in international revenues in fiscal year 2012 over fiscal year 2011 was primarily due to increases in international revenues in Oncology Systems and X-ray Products, which increases were partially offset by declines in international revenues in SIP and VPT. The U.S. dollar strengthened against the Euro and weakened against the Japanese yen in fiscal year 2012 compared to fiscal year 2011 such that the differences in currency exchange rates largely offset each other when international revenues were measured in U.S. dollars.

International revenues increased in fiscal year 2011 over fiscal year 2010 due to increases in international revenues in Oncology Systems and X-ray Products, although these increases were partially offset by declines in international revenues in SIP and VPT. Overall, the U.S. dollar was weaker against foreign currencies in fiscal year 2011 compared to fiscal year 2010, which favorably affected our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
Product	$1,502	6%	$1,416	5%	$1,343
Service Contracts(1)	687	13%	606	17%	519

Total Oncology Systems	$2,189	8%	$2,022	9%	$1,862

Product as a percentage of Oncology Systems revenues	69%		70%		72%
Service Contracts as a percentage of Oncology Systems revenues	31%		30%		28%
Oncology Systems revenues as a percentage of total revenues	78%		78%		79%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.

Oncology Systems product revenues increased in fiscal year 2012 over fiscal year 2011 primarily due to increases in revenues from sales of our high energy linear accelerators and from sales of our software products, as well as revenues from sales of tumor tracking products offered by the recently acquired

Calypso. Oncology Systems product revenues increased in fiscal year 2011 over fiscal year 2010 primarily due to increases in revenues from sales of our linear accelerators and, to a lesser extent, from sales of our software products.

The increases in Oncology Systems service contract revenues in fiscal year 2012 over fiscal year 2011 and in fiscal 2011 over fiscal year 2010 were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by the increased number of customers as the installed base of our products continues to grow. Since service contract revenues grew faster than product revenues from fiscal year 2010 to fiscal year 2011 and from fiscal year 2011 to fiscal year 2012, service contract revenues also increased as a percentage of total Oncology Systems revenues in each fiscal year.

Revenues by region	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
North America	$1,005	4%	$971	13%	$860

Europe	690	6%	650	6%	614
Asia	359	18%	303	(2%)	309
Rest of world	135	38%	98	24%	79

Total International	1,184	13%	1,051	5%	1,002

Total Oncology Systems	$2,189	8%	$2,022	9%	$1,862

North America as a percentage of Oncology Systems revenues	46%		48%		46%
International as a percentage of Oncology Systems revenues	54%		52%		54%

The international region represented more than half of total Oncology Systems revenues in fiscal years 2012, 2011 and 2010.

In fiscal year 2012, the increase in Oncology Systems international revenues over fiscal year 2011 was primarily attributable to increases in revenues from sales of our high energy linear accelerators and service contracts in all international regions. The U.S. dollar strengthened against the Euro and weakened against the Japanese yen in fiscal year 2012 compared to fiscal year 2011 such that the differences in currency exchange rates largely offset each other when Oncology Systems international revenues were measured in U.S. dollars. Oncology Systems North American revenues increased in fiscal year 2012 over fiscal year 2011 primarily due to an increase in revenues from our service contracts and our software products, as well as revenues from sales of tumor tracking products offered by the recently acquired Calypso. These increases were partially offset by a decrease in North American revenues from sales of our high energy linear accelerators.

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

Varying cycles of higher and lower revenues between the North American and international regions (and among countries in the international region) are impacted by regional influences, which recently have included the implementation and termination of government economic stimulus programs, the pace of economic recovery and actual or anticipated recession, the European sovereign debt and banking crises, different technology adoption cycles consistent with the net order patterns and, in the United States, uncertainty created by healthcare reform, including the excise tax on the sale of most medical devices that will go into effect at the beginning of the second quarter of fiscal year 2013 and actual and proposed reductions in Medicare reimbursement rates for radiotherapy and radiosurgery. See further discussion of net orders under “Net Orders.” Additionally, we are now seeing a greater percentage of Oncology Systems net orders and revenues come from the emerging markets within our international region, which typically have purchased less complex, lower-priced products compared to more developed markets and which usually have stiffer price competition. We expect this shift to generally continue.

X-ray Products Revenues

Revenues by region	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
North America	$130	(6%)	$137	7%	$128

Europe	120	24%	97	43%	68
Asia	238	3%	231	15%	201
Rest of world	5	10%	4	(30%)	6

Total International	363	9%	332	21%	275

Total X-ray Products	$493	5%	$469	16%	$403

North America as a percentage of X-ray Products revenues	26%		29%		32%
International as a percentage of X-ray Products revenues	74%		71%		68%
X-ray Products revenues as a percentage of total revenues	18%		18%		17%

The increase in X-ray Products international revenues in fiscal year 2012 over fiscal year 2011 was partially offset by a decrease in X-ray Products North American revenues.

In the international region, the increase in X-ray Products revenues in fiscal year 2012 over fiscal year 2011 was primarily due to increased revenues from sales of our flat panel products in all international regions and increased revenues from sales of our X-ray tube products in Europe, partially offset by decreased revenues from sales of our X-ray tube products in Asia and the rest of the world region. Revenues from sales of image processing tools offered by the recently acquired InfiMed also contributed to the increase in international X-ray Products revenues in fiscal year 2012 over fiscal year 2011.

In North America, the decrease in X-ray Products revenues in fiscal year 2012 from fiscal year 2011 was primarily due to a decrease in revenues from sales of our flat panel products, and to a lesser extent, a decrease in revenues from sales of our x-ray tube products, which were partially offset by the inclusion in fiscal year 2012 of revenues from sales of image processing tools offered by InfiMed.

Both the international region and North America contributed to the increase in X-ray Products revenues in fiscal year 2011 over fiscal year 2010. Increased sales of our flat panel products in all international regions and increased sales of our x-ray tube products in Asia and Europe contributed to the increase in the international revenues, while increased sales of our flat panel products that was partially offset by a slight decline in sales of our x-ray tube products accounted for the increase in North American revenues.

The differences in currency exchange rates between the U.S. dollar and foreign currencies between fiscal year 2011 and fiscal year 2012, as well as between fiscal year 2010 and fiscal year 2011, did not have a material impact on X-ray Products international revenue growth because sales transactions in the X-ray Products business are primarily denominated in U.S. dollars.

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
Product	$103	22%	$85	26%	$68
Service Contracts and Other	22	6%	21	(14%)	24

Total Other	$125	18%	$106	16%	$92

Other revenues as a percentage of total revenues	4%		4%		4%

Revenues in the “Other” category, which is comprised of SIP, VPT and GTC, increased in fiscal year 2012 over fiscal year 2011 primarily due to increases in SIP product and service revenues. VPT revenues did not increase or decrease significantly in fiscal year 2012 compared to fiscal year 2011. In fiscal year 2012, VPT continued to recognize revenues for the Scripps Proton Therapy Center project as construction of the proton therapy equipment progressed.

Revenues in the “Other” category increased in fiscal year 2011 over fiscal year 2010 because of an increase in VPT revenues primarily associated with product revenues recognized for the proton therapy system for the Scripps Proton Therapy Center project, partially offset by a decrease in product revenues in our SIP business as a result of slower deployment of products for security and inspection systems. In fiscal year 2011, we recognized revenue of $33 million for the Scripps Proton Therapy Center project. We signed the equipment purchase agreement with CPTC for this project in April 2010 and we did not book this order until September 2011 when the financing was completed. The $33 million revenue we recognized represented progress made on this project in fiscal year 2011 from the date the equipment purchase agreement was signed.

Gross Margin

	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
Dollar by segment
Oncology Systems	$957	4%	$917	10%	$837
X-ray Products	212	10%	193	19%	162
Other	27	7%	26	(4%)	27

Gross margin	$1,196	5%	$1,136	11%	$1,026

Percentage by segment
Oncology Systems	43.7%		45.4%		44.9%
X-ray Products	43.1%		41.2%		40.3%
Total Company	42.6%		43.7%		43.5%

The decrease in total Company gross margin percentage in fiscal year 2012 from fiscal year 2011 was primarily due to decreases in Oncology Systems and SIP gross margins, partially offset by an increase in X-ray Products gross margin. The increase in total Company gross margin percentage in fiscal year 2011 from fiscal year 2010 was primarily due to increases in gross margins in Oncology Systems, X-ray Products and SIP. In addition, total Company gross margin percentage was negatively impacted in fiscal year 2012 and fiscal year 2011 by the recognition of revenues relating to the Scripps Proton Therapy Center with a zero profit margin. Total product gross margin was 39.6% in fiscal year 2012, compared to 41.6% in fiscal year 2011 and 41.8% in fiscal year 2010. Total service contracts and other gross margin was 51.6% in fiscal year 2012, compared to 50.6% in fiscal year 2011 and 49.2% in fiscal year 2010. The Affordable Care Act imposes a new medical device excise tax of 2.3% on sales or uses of taxable medical devices after December 31, 2012. Many of the hardware and software products we sell are considered taxable medical devices. Generally, we do not expect that our service contracts will be considered taxable and there are excise tax exceptions for export sales and for sales for further manufacture. We are also allowed to reduce the amount on which the tax is based for our cost of freight and installation. The medical device excise tax is likely to have a negative impact on our gross margin percentage.

Oncology Systems gross margin decreased 1.7 percentage points in fiscal year 2012 from fiscal year 2011 due to a decrease in product gross margin, partially offset by an increase in service contract and other gross margin. Oncology Systems product gross margin decreased to 39.6% in fiscal year 2012 from 42.8% in fiscal year 2011 primarily due to a geographic shift of product revenues away from developed markets to emerging markets, which typically have purchased less complex, lower-priced products compared to developed markets. Our Oncology Systems product gross margins for fiscal year 2012 were further impacted by stiffer pricing pressure in our international region, particularly in the higher-growth emerging markets. Improved installation, warranty and factory costs in fiscal years 2012 from fiscal year 2011 partially offset these increases.

Oncology Systems service contract and other gross margin was 52.6% in fiscal year 2012, compared to 51.4% in fiscal year 2011. The increases in service contract gross margin were primarily due to higher service contract volume (which lowered the costs per contract) and cost control measures in fiscal year 2012. In addition, the U.S. dollar strengthened against the Euro and weakened against the Japanese yen in fiscal year 2012 compared to fiscal year 2011, such that the differences in currency exchange rates largely offset each other when Oncology Systems gross margin was measured in U.S. dollars. We believe the shift of Oncology Systems revenues towards emerging markets will generally continue and may negatively impact Oncology Systems gross margin.

Oncology Systems gross margin in fiscal year 2011 increased 0.5 percentage point over fiscal year 2010 primarily due to increases in both service contract and other gross margin and product gross margin. Oncology Systems service contract and other gross margin was 51.4% in fiscal year 2011, compared to 51.0% in fiscal year 2010. The increase in service contract and other gross margin was primarily due to higher service contract volume partially offset by higher product retrofit costs. Oncology Systems product gross margin increased to 42.8% in fiscal year 2011 from 42.6% in fiscal year 2010, primarily due to higher proportion of product revenues from our TrueBeam system (which carries higher gross margins compared with our other linear accelerators) in fiscal year 2011 than fiscal year 2010.

X-ray Products gross margin increased 1.9 percentage points in fiscal year 2012 over fiscal year 2011 primarily due to improved quality costs for our flat panel products and higher margin products representing a greater proportion of X-ray Products’ sales in fiscal year 2012 than fiscal year 2011. X-ray Products gross margin improved 0.9 percentage point in fiscal year 2011 over fiscal year 2010 primarily due to higher sales volume, and flat panel products (which carry higher gross margins) representing a greater proportion of sales in fiscal year 2011 than fiscal year 2010 as well as lower costs of quality for our x-ray tube products.

The decrease in SIP gross margin in fiscal year 2012 from fiscal year 2011 was primarily due to lower margin products representing a greater proportion of SIP’s sales in fiscal year 2012 than fiscal year 2011. The improvement in SIP gross margin in fiscal year 2011 over fiscal year 2010 was primarily due to higher margin products representing a greater proportion of SIP’s sales in fiscal year 2011 than fiscal year 2010.

Research and Development

	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
Research and development	$186	9%	$171	9%	$157
As a percentage of total revenues	7%		7%		7%

The $15 million increase in research and development expenses in fiscal year 2012 over fiscal year 2011 was primarily due to increases in expenses of $9 million in Oncology Systems, $3 million in X-ray Products and $2 million in the “Other” category. The increase in Oncology Systems was primarily due to incremental research and development expenses for the recently acquired Calypso, partially offset by a $3 million favorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into U.S. dollars. The $3 million increase in X-ray Products was mainly due to higher development expenses for flat panel products, as well as incremental research and development expenses for the recently acquired InfiMed. The $2 million increase in the “Other” category was primarily due to an increase in expenses for development projects in VPT, partially offset by a decrease in research expenses in SIP.

The $14 million increase in research and development expenses in fiscal year 2011 over fiscal year 2010 was primarily due to increases in expenses of $6 million in Oncology Systems, $5 million in X-ray Products, $3 million in the “Other” category and Corporate. The $6 million increase in Oncology Systems was mainly due to a $5 million unfavorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into weaker U.S. dollars, as well as an increase in material costs and consulting expenses for product development. The $5 million increase in X-ray Products was attributable primarily to higher development expenses for flat panel and x-ray tube products. The $3 million increase in the “Other” category and Corporate was primarily due to an increase in expenses for development projects in VPT, partially offset by a decrease in research expenses in SIP.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
Selling, general and administrative	$417	11%	$377	13%	$335
As a percentage of total revenues	15%		15%		14%

The $40 million increase in selling, general and administrative expenses for fiscal year 2012 compared to fiscal year 2011 was primarily attributable to: (a) a $15 million net increase in employee-related costs, in part for increased headcount to support our growing sales, marketing and other business activities particularly the in international region; (b) an $8 million increase in bad debt expense to increase the allowance for doubtful accounts related to a limited number of customers; (c) a $6 million increase in selling, general and administrative expenses associated with the recently acquired Calypso and InfiMed; (d) a $5 million net increase in legal expenses relating to ongoing litigation; (e) a $4 million decrease in the income recognized on our equity investment in dpiX Holding LLC and (f) a $2 million increase in restructuring charge primarily for a workforce reduction in North America that accompanied the realignment of resources to support sales and marketing activities in emerging market countries. These increases were partially offset by a decrease of $4 million in contingent liability charge in fiscal year 2012 compared to fiscal year 2011.

The $42 million increase in selling, general and administrative expenses for fiscal year 2011 compared to fiscal year 2010 was primarily attributable to: (a) a $14 million net increase in employee-related costs that reflected increased headcount to support our growing business activities; (b) a $10 million net increase in legal expenses and contingent liabilities;(c) unfavorable foreign currency impact of $8 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into weaker U.S. dollars; (d) a $5 million increase in depreciation and facility expenses primarily related to a Palo Alto, California facility that was placed in service in the first quarter of fiscal year 2011; (e) a loss of $1 million in fiscal year 2011, compared to a gain of $1 million in fiscal year 2010, for hedging balance sheet exposures from our various foreign subsidiaries and business units; (f) a $2 million increase in operating expenses associated with required information technology infrastructure improvements to support our growing business activities; and (g) a $2 million increase in bad debt expense. These increases were partially offset by: (i) income of $4 million, versus a loss of $1 million in fiscal year 2011, recognized on our equity investment in dpiX Holding and (ii) the inclusion in fiscal year 2010 of $3 million related to an October 2009 reduction in force.

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
Interest income (expense), net	$1.9	614%	$0.3	120%	$(1.3)

The net increase in interest income, net of interest expense, in fiscal year 2012 over fiscal year 2011 was primarily due to interest income generated from our loan to CPTC, the commitment for which was executed in September 2011. This increase was partially offset by an increase in interest expense associated with increased borrowing from our credit facilities in fiscal year 2012 compared to fiscal year 2011. The net increase in interest income, net, in fiscal year 2011 over fiscal year 2010 was primarily due to lower interest expenses associated with lower levels of long-term debt in fiscal year 2011 compared to fiscal year 2010.

Taxes on Earnings

	Fiscal Years
	2012	Change	2011	Change	2010
Effective tax rate	28.3%	-2.3%	30.6%	-0.4%	31.0%

The decrease in our effective tax rate in fiscal year 2012 from fiscal year 2011 was primarily due to a shift in the geographic mix of earnings, partially offset by a smaller net benefit for discrete items in fiscal year 2012 related to the prior period. These discrete items were primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.

The slight decrease in our effective tax rate in fiscal year 2011 from fiscal year 2010 was primarily due to an increase in the benefit from discrete items in fiscal year 2011, including a greater release of liabilities for uncertain tax positions as a result of settlements with taxing authorities and the expiration of the statutes of limitation in various jurisdictions, partially offset by a decrease in the benefit from the foreign rate differential in fiscal year 2011 from fiscal year 2010.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. We expect our future effective tax rate may fluctuate due to changes in geographic mix of earnings, changes in the valuation of our deferred tax assets or liabilities and changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes to U.S. taxation of U.S.-based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience fluctuation from period to period under the provisions in ASC 740 related to accounting for uncertainty in income taxes. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

Net Earnings Per Diluted Share

	Fiscal Years
	2012	% Change	2011	% Change	2010
Net earnings per diluted share	$3.76	9%	$3.44	16%	$2.96

The increases in net earnings per diluted share in fiscal year 2012 over fiscal year 2011 resulted from (i) an increase in total revenues, (ii) a decrease in effective tax rate and (iii) a reduction in the number of diluted shares of common stock outstanding due to stock repurchases. These positive impacts on net earnings were partially offset by a decrease in gross margin percentage and a $3 million restructuring charge in fiscal year 2012 primarily for a workforce reduction in North America that accompanies the realignment of resources to support sales and marketing activities in emerging markets.

The increase in net earnings from continuing operations per diluted share in fiscal year 2011 over fiscal year 2010 resulted from (i) an increase in total revenues, (ii) an improvement in gross margin percentage, (iii) a decrease in effective tax rate and (iv) a reduction in the number of diluted shares of common stock outstanding due mainly to the various accelerated stock repurchase programs that were executed in fiscal year 2011.

Net Orders

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2012	% Change	2011	% Change	2010
Oncology Systems:
North America	$1,091	5%	$1,038	5%	$985
Total International	1,309	8%	1,211	11%	1,091

Total Oncology Systems	$2,400	7%	$2,249	8%	$2,076

X-ray Products:
North America	$141	0%	$140	22%	$115
Total International	365	7%	343	13%	304

Total X-ray Products	$506	5%	$483	15%	$419

Other:	$216	7%	$201	100%	$0

Total Net Orders	$3,122	6%	$2,933	18%	$2,495

Oncology Systems net orders grew 7% in fiscal year 2012 over fiscal year 2011, compared to 8% in fiscal year 2011 over fiscal year 2010. On a constant currency basis, Oncology Systems net orders grew 8% in fiscal year 2012 over fiscal year 2011, compared to 6% in fiscal year 2011 over fiscal year 2010.

Both the international region and North America contributed to the growth in Oncology Systems net orders in fiscal years 2012 and 2011 over the respective prior fiscal years. The increase in international Oncology Systems net orders was primarily due to growth in orders for our service contracts in all international regions, as well as increased orders for our linear accelerators and our software products in Asia and Europe. When measured in constant currency, international Oncology Systems net orders grew 10% in fiscal year 2012 over fiscal year 2011. The growth in North American Oncology Systems net orders was primarily due to the continued growth in orders for our service contracts, as well as increased orders for our software products and tumor tracking products offered by recently acquired Calypso, which increases were partially offset by a decrease in orders for our high energy linear accelerators.

The growth in international Oncology Systems net orders in fiscal year 2011 over fiscal year 2010 was primarily due to increased orders for our high energy linear accelerators in Europe and the rest of the world region, partially offset by a decline in orders for our high energy linear accelerators in Asia, where a supplemental spending program in Japan contributed to very high order levels in the first half of fiscal year 2010. Growth in orders for our service contracts and software upgrades in all international regions also contributed to the growth in international Oncology Systems net orders in fiscal year 2011 over fiscal year 2010. When measured in constant currency, international Oncology Systems net orders grew 6% in fiscal year 2011 over fiscal year 2010. The growth in North American Oncology Systems net orders in the fiscal year 2011 over fiscal year 2010, helped in part by strong net orders growth in Canada, was primarily due to increased orders for our high energy linear accelerators and software upgrades, as well as growth in orders for our service contracts.

The trailing 12 months growth in net orders for Oncology Systems for the three immediately prior fiscal quarters ends were: a 6% total increase, with a 1% increase in North America and an 11% increase for the international region, as of June 29, 2012; an 8% total increase, with flat net orders in North America and a 16% increase for the international region, as of March 30, 2012; an 8% total increase, with a 1% decrease in North America and a 17% increase for the international region, as of December 30, 2011. We expect that Oncology Systems net orders will continue to experience regional fluctuations, even with an overall shift of orders towards the international region and emerging markets. In addition, the availability of government programs that stimulate the purchase of healthcare products, such as the one in place in 2010 in Japan, and, in the United States, uncertainty created by healthcare reform and actual and proposed reductions in Medicare reimbursement rates for radiotherapy and radiosurgery have in the past affected and could in the future affect the demand for our Oncology Systems products and/or revenues recognized from period to period, and could therefore make it difficult to compare our financial results.

X-ray Products net orders grew 5% in fiscal year 2012 over fiscal year 2011, compared to 15% in fiscal year 2011 over fiscal year 2010. X-ray Products net orders in North America were flat in fiscal year 2012 compared to fiscal year 2011. North American net order increases in fiscal year 2012 over fiscal year 2011 attributable to our flat panel products and our image processing tools offered by the recently acquired InfiMed were offset by a decrease in net orders for our x-ray tube products. In the international region, the increase in X-ray Products net orders in fiscal year 2012 over fiscal year 2011 was primarily due to increased orders for our flat panel products in all international regions and increased orders for our x-ray tube products in Europe, as well as orders for image processing tools offered by the recently acquired InfiMed in Europe and Asia. These increases were partially offset by lower orders for our x-ray tube products in Asia and rest of the world region in fiscal year 2012 over fiscal year 2011.

The increase in X-ray Products net orders in fiscal year 2011 over fiscal year 2010 was primarily due to an increase in both North American and international net orders. Increased demand for both the x-ray tube products and the flat panel products contributed the increase in North American X-ray Products net orders in fiscal year 2011 over fiscal year 2010. The increase in international X-ray Products net orders in fiscal year 2011 over fiscal year 2010 was primarily due to increased orders for x-ray tube products in Asia and Europe and increased orders for flat panel products in Europe, partially offset by a decline in net orders for flat panel products in Asia.

Net orders in the “Other” category increased $15 million in fiscal year 2012 over fiscal year 2011 primarily due to VPT recording two proton therapy system orders, compared to recording one proton therapy system order in fiscal year 2011. In fiscal year 2012, VPT recorded a $50 million order to supply a proton therapy system for a two-room proton therapy center at the PTC St. Petersburg Center of Nuclear Medicine of the International Institute of Biological Systems in Russia. In addition, we recorded a $77 million order (of which $73 million was allocated to VPT and the remaining amount allocated to Oncology Systems) to supply a proton therapy system and two TrueBeam linear accelerators for a five-room proton therapy center at the King Fahd Medical Center in Riyadh, Saudi Arabia. In fiscal year 2011, VPT recorded an $88 million order from CPTC for the Scripps Proton Therapy Center. The increase in VPT net orders for fiscal year 2012 over fiscal year 2011 was partially offset by a decline in SIP net orders. The decline in SIP net orders was primarily due to SIP booking a $21 million one-time order from U.S. Customs and Border Protection for five of our IntellX cargo screening systems in fiscal year 2011.

Net orders in the “Other” category increased $201 million in fiscal year 2011 from fiscal year 2010 with VPT recording the $88 million order from CPTC for the Scripps Proton Therapy Center project in fiscal year 2011 and cancelling the $62 million proton therapy system order from Skandion Kliniken in fiscal year 2010. The increase in net orders in the “Other” category in fiscal year 2011 over fiscal year 2010 was also attributable to a $51 million increase in net orders in SIP primarily due to increased orders for Linatron x-ray accelerators for cargo screening and border protection and a $21 million one-time order from U.S. Customs and Border Protection for five of our IntellX cargo screening systems.

Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, the readiness of individual customer sites for installation of our products or acceptance schedules. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from recording the order to completion of installation and acceptance than hardware or older products. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our net orders to vary significantly, making comparisons between fiscal periods more difficult. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place any orders for a long time period thereafter. Furthermore, bid awards in the VPT and SIP businesses may be subject to challenge by third parties, which can make these orders more unpredictable than other products.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments in order to focus our efforts on the development of the proton therapy systems portion of the ACCEL business. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Consolidated Statements of Earnings for all periods presented.

In fiscal year 2010, we recognized a loss of $7.1 million for additional cost to settle one Research Instruments customer contract and estimated costs to complete and settle the other Research Instruments customer contract. In fiscal year 2011, we recognized a loss of $9.7 million for additional costs to settle the remaining customer contract. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. Including the additional loss recognized for these contracts, the total losses from discontinued operations for fiscal years 2011 and 2010 were $9.7 million and $7.1 million, less applicable income tax of zero for both years, respectively. Total revenues of Research Instruments, reported in discontinued operations, for fiscal years 2011 and 2010 were zero and $(3.6) million, respectively. As of September 30, 2011, we had no remaining obligations related to this discontinued operation. In fiscal year 2012, we did not recognize any income or losses and did not have any revenues from discontinued operations. See Note 19, “Discontinued Operations” to the Notes to the Consolidated Financial Statements for a detailed discussion.

Backlog

Including the $146 million VPT backlog, our backlog at September 28, 2012 was $2.8 billion, which was an increase of 12% over the backlog at September 30, 2011. Our Oncology Systems backlog at September 28, 2012 was 9% higher than the backlog at September 30, 2011, which reflected a 13% increase for the international region and a 7% increase for North America.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	September 28, 2012	September 30, 2011	Increase
Cash and cash equivalents	$705	$564	$141

Our cash and cash equivalents increased $141 million from $564 million at September 30, 2011 to $705 million at September 28, 2012. The increase in cash and cash equivalents in fiscal year 2012 was due primarily to $493 million of cash generated from operating activities, $60 million of cash provided by stock option exercises and employee stock purchases, $9 million of cash provided by the excess tax benefits from share-based compensation, and $9 million of cash received from repayment of note receivable from dpiX LLC. These increases were partially offset by aggregate payments of $257 million of cash for the repurchase of shares of VMS common stock, $61 million of cash for purchases of property, plant, and equipment, $31 million of cash used to fund a portion of our loan commitment to CPTC for financing the construction and startup operations of the Scripps Proton Therapy Center, $28 million of cash used for acquisitions (primarily Calypso and InfiMed), $26 million of cash used in net payments under our credit facilities, $10 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units, and $10 million of cash used in repayment of long-term debt. In addition, foreign currency exchange rate changes in fiscal year 2012 increased cash and cash equivalents by $4 million.

At September 28, 2012, we had approximately $50 million or 7%, of total cash and cash equivalents in the United States. Approximately $655 million, or 93%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of September 28, 2012, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, acquisitions and other lawful corporate purposes.

Cash Flows

	Fiscal Years
(In millions)	2012	2011	2010
Net cash flow provided by (used in):
Operating activities	$493	$472	$460
Investing activities	(122)	(118)	(75)
Financing activities	(234)	(311)	(422)
Effects of exchange rate changes on cash and cash equivalents	4	1	3

Net increase (decrease) in cash and cash equivalents	$141	$44	$(34)

Our primary cash inflows and outflows for fiscal years 2012, 2011 and 2010 were as follows:

•	We generated net cash from operating activities of $493 million in fiscal year 2012, compared to $472 million in fiscal year 2011 and $460 million in fiscal year 2010.

The $21 million increase in net cash from operating activities during fiscal year 2012 compared to fiscal year 2011was driven primarily by an increase of $28 million in net earnings and a net change of $5 million in operating assets and liabilities (working capital items), partially offset by a decrease in non-cash items of $12 million.

The major contributors to the net change in working capital items in fiscal year 2012 were accounts receivable, advance payments from customers, prepaid expenses and other current assets, and inventories as follows:

¡	Accounts receivable increased $87 million due to higher revenues and timing of collections.

¡	Advance payments from customers increased by $81 million due to receipts of down payments for Oncology System and VPT orders for which revenues have not been recognized during fiscal year 2012.

¡

Prepaid expenses and other current assets increased by $47 million primarily due to guaranteed prepayments made under a commercial agreement for products that we resell, as well as timing of expense payments.

¡	Inventories increased by $42 million due to anticipated customer demands for products in fiscal year 2013 mainly in Oncology Systems and VPT.

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

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. See Item 1A, “Risk Factors.”

•

Investing activities used $122 million of net cash in fiscal year 2012, compared to $118 million of net cash in fiscal year 2011 and $75 million in fiscal year 2010. Cash used for purchases of property, plant and equipment was $61 million in fiscal year 2012, compared to $71 million in fiscal year 2011, and $68 million in fiscal year 2010. During fiscal year 2012, we used $31 million to fund a portion of our loan commitment to CPTC and paid $28 million for business acquisitions (primarily Calypso and InfiMed). In fiscal year 2012, we received $9 million of cash from dpiX LLC for the repayment of note receivable. During fiscal year 2011, we used $19 million for loans to CPTC, paid $15 million to Augmenix for a minority equity interest plus an exclusive option to purchase the remaining equity interest of Augmenix and paid cash of $8 million for the acquisition of all of the outstanding capital stock of a supplier of devices for delivery of brachytherapy treatment.

•

Financing activities used net cash of $234 million in fiscal year 2012, compared to $311 million in fiscal year 2011, and $422 million in fiscal year 2010. In fiscal year 2012, we used $257 million for the repurchases of VMS common stock. In fiscal year 2011, we paid an aggregate of $611 million in connection with three accelerated share repurchase agreements and for shares repurchased in the open market. In fiscal year 2010, we paid an aggregate of $520 million in connection with an accelerated share repurchase agreement and for shares repurchased in the open market. In fiscal years 2012, 2011, and 2010, we used $10 million, $7 million, and $9 million, respectively, to repay bank borrowings. Cash used for financing activities in fiscal years 2012, 2011, and 2010 also includes $10 million, $15 million, and $8 million (the value of withheld shares), respectively, for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units. These uses were partially offset by cash proceeds from employee stock option exercises and employee stock purchases of $60 million, $138 million, and $84 million in fiscal years 2012, 2011, and 2010 respectively, as well as cash provided by excess tax benefits from share-based compensation of $9 million in fiscal year 2012, $23 million in fiscal year 2011, and $15 million in fiscal year 2010. In fiscal year 2012, we repaid a net amount of $26 million to our credit facilities. In fiscal years 2011 and 2010 we borrowed a net amount of $161 million and $16 million, respectively, from our credit facilities.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.7% of revenues in fiscal year 2013. As further described under “Contractual Obligations,” we had loaned $49.7 million to CPTC as of September 28, 2012 and we expect CPTC to continue to draw down the loan facility, under which we have committed to loan up to $115.3 million to CPTC, during the construction and initial operation period of the Scripps Proton Therapy Center through fiscal year 2014.

We had a $300 million credit facility with Bank of America, N.A. (“BofA”) during the first half of fiscal year 2012 (the “Amended BofA Credit Facility”). The Amended BofA Credit Facility terminated on April 27, 2012, and was replaced with the 2012 Credit Facility as described below.

On April 27, 2012, we entered into a five-year credit agreement with certain lenders and BofA as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables us to borrow and have outstanding at any given time up to a maximum of $300 million.

The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. We also have the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is secured, subject to certain limitations on the amount secured, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of September 28, 2012, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations we enter into by VMS with a lender of the 2012 Credit Facility are also secured by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of September 28, 2012, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes. The 2012 Credit Facility contains provisions that limit our ability to pay cash dividends.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on our instructions. We also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility bear interest at the base rate plus the then applicable margin for base rate loans. We may prepay, reduce or terminate the commitments without penalty. At September 28, 2012, a total of $155 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.47%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to us that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA, and (ii) a minimum cash flow coverage. We were in compliance with all covenants under the 2012 Credit Facility for all periods presented within these consolidated financial statements in which it was in existence.

In addition, VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire on February 28, 2013. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of September 28, 2012, there was no outstanding balance under the Sumitomo Credit Facility.

See Note 8, “Credit Facilities” to the Consolidated Financial Statements for a discussion regarding our credit facilities.

The following table provides additional information regarding our short-term borrowings:

	Fourth Quarter of Fiscal Year 2012	Fiscal Year
(Dollars in millions)		2012	2011	2010
Amount outstanding (at end of period)	$155	$155	$181	$20
Weighted average interest rate (at end of period)	1.47%	1.47%	1.05%	1.51%
Average amount outstanding (during period)	175	172	60	18
Weighted average interest rate (during period)	1.53%	1.29%	2.07%	1.52%
Maximum month-end amount outstanding during period	$205	$205	$239	$177

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

Total debt as a percentage of total capital decreased to 9.6% at September 28, 2012 from 13.7% at September 30, 2011 primarily due to decreased borrowings under our credit facilities. The ratio of current assets to current liabilities increased to 1.76 to 1 at September 28, 2012 from 1.65 to 1 at September 30, 2011.

Days Sales Outstanding

Trade accounts receivable DSO were 85 days at September 28, 2012 compared to 80 days at September 30, 2011. Excluding VPT, DSO were 80 days at September 28, 2012 compared to 80 days at September 30, 2011. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the continued sovereign debt and banking crises in Europe. As of September 28, 2012, approximately 3% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

During fiscal years 2012, 2011 and 2010, we repurchased 4,433,718 shares, 9,028,033 shares and 9,788,249 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. Aggregate cash payments in connection with the various accelerated share repurchase agreements (as further discussed below) and for shares repurchased in the open market totaled $257 million, $611 million and $520 million in fiscal years 2012, 2011 and 2010, respectively. All shares that were repurchased have been retired.

On August 24, 2010, we executed an accelerated share repurchase agreement with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, we initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares expected to be repurchased. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that we might be entitled to receive additional shares of VMS common stock from BofA or we might be required to deliver VMS shares or, at our option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and we made a cash payment of $26.1 million in March 2011 to settle the August 2010 Repurchase Agreement.

On February 23, 2011, we entered into a substantially identical accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, we paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. In June 2011, BofA accelerated the end of the repurchase period and we received an additional 630,921 shares of VMS common stock, with a then market value of approximately $41.3 million, upon the settlement of the February 2011 Repurchase Agreement.

On August 25, 2011, we entered into another accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, we paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period ended in February 2012 and we received an additional 375,449 shares of VMS common stock, with a then market value of approximately $25 million, upon the settlement of the August 2011 Repurchase Agreement.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of September 28, 2012, the remaining 3,000,000 shares available for repurchase under the February 2011 authorization expired. In August 2012, the VMS

Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013. Stock repurchases under the August 2012 authorization may be made in open market, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

Contractual Obligations

The following summarizes our contractual obligations as of September 28, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Fiscal Year 2013	Fiscal Years 2014 - 2015	Fiscal Years 2016 - 2017	Beyond	Total
Short-term borrowings(1)	$155.0	$—	$—	$—	$155.0
Long term debt(2)	—	6.3	—	—	6.3
Interest obligation on long term debt	0.4	0.3	—	—	0.7
Loan facility to CPTC(3)	42.0	23.6	—	—	65.6
Operating leases(4)	18.4	24.4	14.7	6.5	64.0
Purchase commitments(5)	28.0	—	—	—	28.0
Defined benefit pension plans(6)	11.1	—	—	—	11.1
Post-retirement benefit plan(7)	0.5	1.0	1.0	2.1	4.6

Total(8)	$255.4	$55.6	$15.7	$8.6	$335.3

(1)	As of September 28, 2012, short-term borrowings in this amount were outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.47%. See a detailed discussion of our credit facilities in Note 8, “Credit Facilities” of the Notes to the Consolidated Financial Statements.

(2)	Long-term debt, including current maturities, decreased $9.8 million from September 30, 2011 due to principal repayments. The fixed interest rate on the outstanding debt on this date was 6.70%. For further discussion regarding long-term debt, see Note 7, “Long-term Debt” of the Notes to the Consolidated Financial Statements.

(3)	As further described in Note 16, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and startup operations of the Scripps Proton Therapy Center. As of September 28, 2012, we had loaned $49.7 million to CPTC and we expect CPTC to continue to draw down this facility during the construction and initial operation period as of the Scripps Proton Therapy Center through fiscal year 2014. The amounts and timing of loan drawdown may change due to changes in construction progress and other factors. We expect to use cash held abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

(4)	Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 28, 2012.

(5)	As further described in Note 10, “Commitments and Contingencies,” under a commercial agreement, we agreed to make guaranteed prepayments to a third party for orders of their products that the Company will resell to end user customers.

(6)

As further described in Note 11, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of September 28, 2012, our defined benefit pension plans were underfunded by $38.5 million. Due to the impact of future plan asset performance, changes in interest rates and other economic and demographic assumptions the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions to fund its defined benefit pension plans beyond the next fiscal year.

(7)	As further described in Note 11, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of September 28, 2012, our post-retirement benefit plan had an estimated total benefit obligation of $5.6 million. Due to changes in health care cost trend rates, mortality rates of plan participants, and the potential for us to change the type of healthcare plans offered or the level of contributions from plan participants, we are not able to reasonably estimate the timing and amount of contributions to fund our post-retirement benefit plan beyond fiscal year 2022.

(8)	The following items are not included in the table above:

•

Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of September 28, 2012, our total liability for uncertain tax positions was $44.2 million, of which we anticipate a payment of $3.6 million in the next 12 months. We are unable to reliably estimate the timing of the reminder of future payments related to uncertain tax positions; therefore, the liability for uncertain tax positions has been excluded from the table above. See a detailed discussion in Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

•

As further described in Note 10, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, as of September 28, 2012, we accrued $11.8 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.

•

In connection with the acquisition of businesses, we entered into agreements which include provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of September 28, 2012, we have accrued $8.8 million for potential contingent considerations under these agreements.

•

In April 2012, we entered into a strategic global partnership with Siemens through which, among other things, we and Siemens will collaborate to develop interfaces that will enable our ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, we committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event that certain product development milestones are achieved. We must pay for additional licenses beyond the minimum quantities set forth in the agreement. We expect that these interfaces will be commercialized as part of our ARIA oncology information system offering to customers. As of September 28, 2012, no amount related to achievement of product development milestones was payable under this agreement.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 10, “Commitments and Contingencies—Environmental Remediation Liabilities” of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Acquisition-Related Commitments/Obligations

When we acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which we settled by agreeing to perform certain commissioning services for a proton therapy system. In the first quarter of fiscal year 2010, we entered into a new contract (the “New Contract”) to perform certain additional services for the same party for a fixed price. The balance of the loss accrual related the New Contract was €0.9 million as of September 28, 2012. If the actual costs exceed the estimated amount or if the estimated loss otherwise increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

Other Matters

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 10, “Commitments and Contingencies—Other Matters” of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 28, 2012, we have not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 210, “Balance Sheet.” This amendment enhances disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The amendment requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The amendment will be effective for us beginning in the first quarter of fiscal 2014. The adoption of this amendment concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC 350, “Intangibles—Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendment will be effective for us beginning in the first quarter of fiscal 2013. We do not expect this amendment to have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance, which must be applied retroactively, will be effective for us beginning in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk and Counterparty Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. We are also exposed to credit loss in the event of default by CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on our credit facilities as described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and accompanying contraction in the credit markets heighten these risks.

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

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. dollars. The foreign currency sales transactions that fit our risk management policy criteria are hedged with forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to thirteen months in maturity.

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

The notional values and the weighted average contractual foreign currency exchange rates of our sold and purchased foreign currency forward contracts outstanding at September 28, 2012 were as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Weighted Average Contract Rate (Foreign Currency Units per USD)
Australian dollar	$19.5	$—	0.9652
Canadian dollar	7.0	—	0.9851
Danish krone	2.2	—	5.8046
Euro	283.3	—	0.7763
Indian rupee	3.9	—	53.0270
Japanese yen	83.9	—	77.6353
Norwegian krone	3.3	—	5.7467
Swiss franc	—	69.1	0.9401

Totals	$403.1	$69.1

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of September 28, 2012. The principal amount of cash and cash equivalents at September 28, 2012 totaled $705 million with a weighted average interest rate of 0.28%. At September 28, 2012, our short-term investment represented a loan of $49.7 million to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

The 2012 Credit Facility allows us to borrow up to a maximum amount of $300 million. We collateralized a portion of the 2012 Credit Facility with a pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

Borrowings under the 2012 Credit Facility accrue interest based on (i) a Eurodollar rate plus a margin or (ii) a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin. In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our credit facilities. As of September 28, 2012, $155 million was outstanding under our credit facilities with a weighted average interest rate of 1.47%. If the amount outstanding under our credit facilities remained at this level for an entire year and interest rates increased or decreased (due to changes in LIBOR, the federal funds rate, BofA’s prime rate or the Bank of Japan basic loan rate) by 1%, our annual interest expense would increase or decrease, respectively, by an additional $1.6 million. See a detailed discussion of our credit facilities in Item 2, “MD&A—Liquidity and Capital Resources.”

In addition, we had $6.3 million of long-term debt (including the current maturities of long-term debt) outstanding at September 28, 2012 that carried at a weighted average fixed interest rate of 6.7% with principal payments due in two years. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, short-term borrowings and long term debt.

	Fiscal Years
(Dollars in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Assets:
Cash and cash equivalents	$704.6	$—	$—	$—	$—	$—	$704.6
Average interest rate(1)	0.28%	—	—	—	—	—	0.28%
Short-term investment(2)	$49.7	$—	$—	$—	$—	$—	$49.7
Average interest rate(1)	8.25%	—	—	—	—	—	8.25%
Liabilities:
Long-term debt	$—	$6.3	$—	$—	$—	$—	$6.3
Average interest rate	—	6.70%	—	—	—	—	6.70%
Short-term borrowings under credit facility	$155.0	$—	$—	$—	$—	$—	$155.0
Average interest rate(1)	1.47%	—	—	—	—	—	1.47%

(1)	Represents interest rates effective as of September 28, 2012.

(2)	Represents amount loaned to CPTC under a loan facility. See Note 16, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements for a detailed discussion.

The estimated fair value of our cash and cash equivalents (93% of which was held abroad at September 28, 2012 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under our credit facilities approximated the principal amounts reflected above based on the maturities of these financial instruments. The fair value of our loan to CPTC was $49.7 million at September 28, 2012, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, the Company does not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value.

The fair value of our long-term debt was estimated to be $6.8 million at September 28, 2012. The estimated fair value of long-term debt was based on the then-current rates available to us for debt of similar terms and remaining maturities and also took into consideration default and credit risk. We determined the estimated fair value by using available market information and commonly accepted valuation methodologies. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8.    Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In thousands, except per share amounts)	2012	2011	2010
Revenues:
Product	$2,098,260	$1,970,447	$1,813,646
Service contracts and other	708,755	626,219	542,939

Total revenues	2,807,015	2,596,666	2,356,585

Cost of revenues:
Product	1,267,975	1,151,561	1,055,150
Service contracts and other	342,704	309,216	275,793

Total cost of revenues	1,610,679	1,460,777	1,330,943

Gross margin	1,196,336	1,135,889	1,025,642

Operating expenses:
Research and development	185,742	170,725	156,748
Selling, general and administrative	416,520	376,713	334,692

Total operating expenses	602,262	547,438	491,440

Operating earnings	594,074	588,451	534,202
Interest income	5,269	2,858	2,831
Interest expense	(3,419)	(2,599)	(4,108)

Earnings from continuing operations before taxes	595,924	588,710	532,925
Taxes on earnings	168,875	180,084	165,444

Earnings from continuing operations	427,049	408,626	367,481
Loss from discontinued operations, net of taxes	0	(9,693)	(7,059)

Net Earnings	$427,049	$398,933	$360,422

Net earnings (loss) per share—basic:
Continuing operations	$3.83	$3.50	$3.02
Discontinued operations	0.00	(0.08)	(0.06)

Net earnings per share	$3.83	$3.42	$2.96

Net earnings (loss) per share—diluted:
Continuing operations	$3.76	$3.44	$2.96
Discontinued operations	0.00	(0.08)	(0.05)

Net earnings per share	$3.76	$3.36	$2.91

Shares used in the calculation of net earnings (loss) per share:
Weighted average shares outstanding—basic	111,376	116,703	121,816

Weighted average shares outstanding—diluted	113,473	118,735	124,025

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	September 28, 2012	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$704,570	$564,457
Short-term investment	49,709	19,205
Accounts receivable, net of allowance for doubtful accounts of $14,386 at September 28, 2012 and $6,034 at September 30, 2011	691,806	635,153
Inventories	457,869	409,962
Prepaid expenses and other current assets	150,775	111,875
Deferred tax assets	115,786	113,965

Total current assets	2,170,515	1,854,617
Property, plant and equipment, net	296,592	285,894
Goodwill	222,242	212,452
Other assets	189,377	145,798

Total assets	$2,878,726	$2,498,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$180,736	$154,946
Accrued expenses	336,568	290,009
Product warranty	52,799	50,128
Deferred revenues	130,883	140,173
Advance payments from customers	380,545	299,380
Short-term borrowings	155,000	181,400
Current maturities of long-term debt	0	9,876

Total current liabilities	1,236,531	1,125,912
Long-term debt	6,250	6,250
Other long-term liabilities	126,169	122,708

Total liabilities	1,368,950	1,254,870

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	0	0
Common stock of $1 par value: 189,000 shares authorized; 109,407 and 112,344 shares issued and outstanding at September 28, 2012 and at September 30, 2011, respectively	109,407	112,344
Capital in excess of par value	563,875	500,922
Retained earnings	893,115	677,473
Accumulated other comprehensive loss	(56,621)	(46,848)

Total stockholders’ equity	1,509,776	1,243,891

Total liabilities and stockholders’ equity	$2,878,726	$2,498,761

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net earnings	$427,049	$398,933	$360,422
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	47,876	42,018	39,814
Tax benefits from exercises of share-based payment awards	7,888	24,441	18,282
Excess tax benefits from share-based compensation	(8,929)	(22,570)	(15,072)
Depreciation	56,103	49,643	44,973
Amortization of intangible assets	4,879	2,948	3,320
Deferred taxes	(2,349)	35,230	30,111
Provision for doubtful accounts receivable	10,350	2,514	1,319
(Income) loss on equity investment in affiliate	(245)	(4,276)	732
Other	1,265	(398)	1,076
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(87,434)	(41,577)	(12,874)
Inventories	(42,459)	(42,235)	(53,328)
Prepaid expenses and other current assets	(47,029)	(13,288)	(13,753)
Accounts payable	19,275	35,524	2,959
Accrued expenses	37,516	674	1,023
Product warranty	3,314	(4,026)	1,843
Deferred revenues	(12,457)	(1,743)	11,328
Advance payments from customers	81,244	23,373	49,201
Other long-term liabilities	(3,082)	(12,406)	(10,590)

Net cash provided by operating activities	492,775	472,779	460,786

Cash flows from investing activities:
Purchases of property, plant and equipment	(61,103)	(70,928)	(67,545)
Investment in debt security	(30,503)	(19,205)	0
Investment in a privately held company	0	(13,597)	0
Acquisition of businesses, net of cash acquired	(28,241)	(9,124)	(1,800)
(Purchases) Sales of investments in life insurance contracts	(2,960)	48	591
Notes repayment (receivable) from affiliate and other	8,800	(781)	271
Other, net	(8,288)	(4,345)	(6,332)

Net cash used in investing activities	(122,295)	(117,932)	(74,815)

Cash flows from financing activities:
Repurchases of common stock	(257,440)	(505,284)	(497,500)
Equity forward contracts	0	(105,562)	(22,500)
Proceeds from issuance of common stock to employees	60,332	137,697	84,431
Excess tax benefits from share-based compensation	8,929	22,570	15,072
Employees’ tax withheld and paid for restricted stock and restricted stock units	(10,122)	(14,815)	(8,034)
Net borrowings (repayments) under line of credit agreements	(26,400)	161,400	15,598
Repayments on bank borrowings	(9,876)	(7,264)	(9,005)
Other	(99)	(77)	(237)

Net cash used in financing activities	(234,676)	(311,335)	(422,175)

Effects of exchange rate changes on cash and cash equivalents	4,309	724	2,896

Net increase (decrease) in cash and cash equivalents	140,113	44,236	(33,308)
Cash and cash equivalents at beginning of fiscal year	564,457	520,221	553,529

Cash and cash equivalents at end of fiscal year	$704,570	$564,457	$520,221

Supplemental information:

VMS common stock valued at $25.0 million was received in fiscal year 2012 upon settlement of the August 2011 Repurchase Agreement. VMS common stock valued at $41.3 million was received in fiscal year 2011 upon settlement of the February 2011 Repurchase Agreement. See Note 12, “Stockholders’ Equity.”

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE EARNINGS

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(In thousands)	Shares	Amount
Balances at October 2, 2009	125,281	$125,281	$516,478	$696,409	$(26,385)	$1,311,783
Net earnings	0	0	0	360,422	0	360,422
Currency translation adjustment	0	0	0	0	(4,681)	(4,681)
Unrealized gain on derivatives:
Increase in unrealized gain, net of taxes of $165	0	0	0	0	260	260
Reclassification adjustments, net of taxes of $360	0	0	0	0	(567)	(567)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $1,293	0	0	0	0	(7,750)	(7,750)
Amortization of transition obligation, net of taxes of $28	0	0	0	0	44	44
Amortization of prior service cost, net of taxes of $18	0	0	0	0	135	135
Amortization of net actuarial loss, net of taxes of $402	0	0	0	0	1,340	1,340

Comprehensive earnings	0	0	0	0	0	349,203

Issuance of common stock	2,651	2,651	81,780	0	0	84,431
Tax benefits from exercises of share-based payment awards	0	0	18,282	0	0	18,282
Issuance (Retirement) of common stock in settlement of deferred stock units, restricted stock units and restricted stock, net of shares withheld for employee taxes and cancellation	(137)	(137)	(7,897)	0	0	(8,034)
Share-based compensation expense		0	39,702	0	0	39,702
Equity forward contract	0	0	(22,500)	0	0	(22,500)
Repurchases of common stock	(9,788)	(9,788)	(117,479)	(370,233)	0	(497,500)

Balances at October 1, 2010	118,007	118,007	508,366	686,598	(37,604)	1,275,367
Net earnings	0	0	0	398,933	0	398,933
Currency translation adjustment	0	0	0	0	(3,268)	(3,268)
Unrealized loss on derivatives:
Increase in unrealized loss, net of taxes of $206	0	0	0	0	(326)	(326)
Reclassification adjustments, net of taxes of $396	0	0	0	0	626	626
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $1,783	0	0	0	0	(8,068)	(8,068)
Amortization of prior service cost, net of taxes of $18	0	0	0	0	137	137
Amortization of net actuarial loss, net of taxes of $446	0	0	0	0	1,655	1,655

Comprehensive earnings	0	0	0	0	0	389,689

Issuance of common stock	3,373	3,373	134,324	0	0	137,697
Tax benefits from exercises of share-based payment awards	0	0	24,441	0	0	24,441
Issuance (Retirement) of common stock in settlement of deferred stock units, restricted stock units and restricted stock, net of shares withheld for employee taxes and cancellation	(8)	(8)	(14,807)	0	0	(14,815)
Share-based compensation expense		0	42,358	0	0	42,358
Equity forward contract	0	0	(105,562)	0	0	(105,562)
Repurchases of common stock	(9,028)	(9,028)	(88,198)	(408,058)	0	(505,284)

Balances at September 30, 2011	112,344	112,344	500,922	677,473	(46,848)	1,243,891
Net earnings	0	0	0	427,049	0	427,049
Currency translation adjustment	0	0	0	0	(4,808)	(4,808)
Unrealized gain on derivatives:
Increase in unrealized gain, net of taxes of $541	0	0	0	0	900	900
Reclassification adjustments, net of taxes of $217	0	0	0	0	(362)	(362)
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of taxes of $1,079	0	0	0	0	(8,761)	(8,761)
Amortization of prior service cost, net of taxes of $19	0	0	0	0	144	144
Amortization, settlement or curtailment of net actuarial loss, net of taxes of $548	0	0	0	0	3,114	3,114

Comprehensive earnings	0	0	0	0	0	417,276

Issuance of common stock	1,433	1,433	58,899	0	0	60,332
Tax benefits from exercises of share-based payment awards	0	0	7,888	0	0	7,888
Issuance (Retirement) of common stock in settlement of deferred stock units, restricted stock units and restricted stock, net of shares withheld for employee taxes and cancellation	64	64	(10,185)	0	0	(10,121)
Share-based compensation expense		0	47,950	0	0	47,950
Repurchases of common stock	(4,434)	(4,434)	(41,599)	(211,407)	0	(257,440)

Balances at September 28, 2012	109,407	$109,407	$563,875	$893,115	$(56,621)	$1,509,776

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, stereotactic radiosurgery and brachytherapy. The Company also designs, manufactures, sells and services x-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography and industrial applications. It designs, manufactures, sells and services linear accelerators, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufacturers, sells and services proton therapy products and systems for cancer treatment.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). As discussed in Note 19, “Discontinued Operations,” the Company has presented the operating results of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) as a discontinued operation in the Consolidated Statements of Earnings for all periods presented. Because amounts related to Research Instruments in the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows and in the Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings were not material for any period presented, the Company has not segregated them from continuing operations. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2012 was the 52-week period that ended on September 28, 2012. Fiscal year 2011 was the 52-week period that ended on September 30, 2011 and fiscal year 2010 was the 52-week period that ended on October 1, 2010.

Distribution

On April 2, 1999, Varian Associates, Inc. reorganized into three separate publicly traded companies by spinning off, through a tax-free distribution, two of its businesses to stockholders (the “Spin-offs”). The Spin-offs resulted in the following three companies: 1) the Company (renamed from Varian Associates, Inc. to Varian Medical Systems, Inc. following the Spin-offs); 2) Varian, Inc. (“VI”), which became a wholly owned subsidiary of Agilent Technologies Inc. in May 2010; and 3) Varian Semiconductor Equipment Associates, Inc. (“VSEA”), which became a wholly owned subsidiary of Applied Materials, Inc. in November 2011. The Spin-offs resulted in a non cash dividend to stockholders.

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

The Company uses a qualitative approach in assessing the consolidation requirement for a variable interest entity. The approach focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. For fiscal years 2012, 2011 and 2010, the Company did not consolidate any variable interest entity.

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

Foreign Currency Translation

The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency financial statements into U.S. dollars are included in the Consolidated Statements of Earnings. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency financial statements into U.S. dollars, that were included in the Consolidated Statements of Earnings, were $0.4 million, $(1.4) million and $1.1 million in fiscal years 2012, 2011 and 2010, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income (loss). See Note 9, “Derivative Instruments and Hedging Activities” regarding the Company’s hedging activities and derivative instruments. Also see Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Short-term Investment

The Company classifies its investment in a debt security as an available-for-sale investment, which is recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on this investment are included as a separate component of “Accumulated other comprehensive loss,” net of tax, in the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidated Balance Sheets. The Company classifies its available-for-sale investment as short-term based on the nature of the investment and its availability for use in current operations. The Company monitors its short-term investment for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company has not identified any indication of impairment of its short-term investment for fiscal years 2012 and 2011.

Investments in Privately Held Companies

Equity investments in privately held companies in which the Company holds at least a 20% ownership interest or in which the Company has the ability to exercise significant influence are accounted for by the equity method. Equity investments in privately held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are accounted for under the cost method. Equity investments accounted for under the cost method totaled $21.4 million at both September 28, 2012 and September 30, 2011. The Company’s equity investments in privately held companies are included in “Other assets” in the Consolidated Balance Sheets. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies. The Company did not have any impairment loss on equity investments in privately held companies for fiscal years 2012, 2011 and 2010.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investment, trade accounts receivable and derivative financial instruments used in hedging activities. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. With respect to its short-term investment, the Company performs a periodic credit evaluation of the California Proton Therapy Center LLC (“CPTC”), the obligor under the debt security. In addition, the Company will be exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. The Company transacts its foreign currency forward contracts with several large international and regional financial institutions and, therefore, does not consider the risk of nonperformance to be concentrated in any specific counterparty. The Company has not experienced any losses resulting from the failure of counterparty to meet its financial obligations under foreign currency forward contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, requires its Oncology Systems, SIP and Varian Particle Therapy (“VPT”) customers to provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.

Inventories

Inventories are valued at the lower of cost or market (realizable value). Excess and obsolete inventories are determined primarily based on future demand forecasts and write-downs of excess and obsolete

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

inventories are recorded as a component of cost of revenues. Cost is computed using standard cost (which approximates actual cost) and actual cost on a first-in-first-out or average basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Costs incurred for internally developed software during the application development stage are capitalized in accordance with Accounting Standards Codification (“ASC”) 350-40. Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are amortized over the lesser of their estimated useful lives or remaining lease terms. Buildings are depreciated over twenty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lesser of their estimated useful lives or remaining lease terms. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals of property, plant and equipment are included in operating expenses.

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

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets and identifiable intangible assets in fiscal years 2012, 2011 and 2010.

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

In fiscal years 2012, 2011 and 2010, the Company performed the annual goodwill impairment testing for the four reporting units that carried goodwill, namely Oncology Systems, X-ray Products, Security and

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Inspection Products (“SIP”) and VPT, and found no impairment. Based on the most recent annual goodwill impairment testing that the Company performed in fiscal year 2012 for each of its four reporting units that carried goodwill, Oncology Systems, X-ray Products, SIP and VPT, the fair value of each such reporting unit was substantially in excess of its carrying value.

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

Many of the Company’s revenue arrangements consist of multiple deliverables of its software and non-software products, as well as related services. In Oncology Systems, the linear accelerators are often sold with hardware and software accessory products that enhance efficiency and enable delivery of advanced radiotherapy and radiosurgery treatments. Many of the Oncology Systems hardware and software accessory products are also sold on a stand-alone basis. The X-ray Products business generally sells its x-ray components (including x-ray tubes, flat panel detectors and image processing tools) on a stand-alone basis. However, the X-ray Products business occasionally sells its flat panel detectors, x-ray tubes and imaging processing tools as a package that is optimized for digital x-ray imaging. While SIP products are generally sold on a stand-alone basis, SIP occasionally sells its Linatron® x-ray accelerators together with its imaging processing software and image detection products to original equipment manufacturer (“OEM”) customers that incorporate them into their inspection systems. Service contracts are often sold with Oncology Systems products, as well as with certain products in the SIP business. As discussed below, certain of the Oncology Systems and SIP products are sold with installation obligations. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator may be delivered in a reporting period but the related installation is completed in a later period. Revenue related to service contracts usually starts after the expiration of the warranty period for non-software products or upon acceptance for software products.

For a multiple element arrangement that includes software and non-software deliverables which includes service contracts, the Company first allocates revenues among the software and non-software deliverables on a relative selling price basis. The amounts allocated to the non-software products and software are accounted for as follows:

Non-software Products

Non-software products include hardware products, software components that function together with the hardware components to deliver the product’s essential functionality, as well as service contracts and other. Except as described below under “Service Contracts and Other,” the Company recognizes revenues for non-software products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For multiple element revenue arrangements that involve non-software products, a delivered non-software element is considered as a separate unit of accounting when it has stand-alone value and there is no customer-negotiated refund or return rights for the delivered element. The allocation of revenue to all deliverables based on their relative selling prices is determined at the inception of the arrangement. The selling price for each deliverable is determined using vendor-specific objective evidence (“VSOE”) of selling price, if it exists; otherwise, third-party evidence of selling price (“TPE”). If neither VSOE nor TPE of selling price exists for a deliverable the Company uses the deliverable’s estimated selling prices (“ESP”).

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

The Company establishes VSOE of selling price based on the price charged for a deliverable when sold separately and, for a deliverable not yet being sold separately, the price established by management having the relevant authority. As discussed above, many products are sold in stand-alone arrangements and accordingly have VSOE of selling price. Service contracts are sold separately through either original sale or subsequent renewal of annual contracts. The Company establishes TPE generally by evaluating the Company’s and competitors’ largely interchangeable competing products or services in stand-alone sales to similarly situated customers. The TPE for product installation is determined based on the estimated labor hours and the prevailing hourly rate charged for similar services, as well as the prices charged by outside vendors for installation of the Company’s products. For certain products for which the Company is not able to establish VSOE or TPE of selling prices, ESPs are used as the basis of their selling prices. The Company estimates selling prices following an established process that considers market conditions, including the product offerings and pricing strategies of competitors, as well as internal factors such as historical pricing practices and margin objectives. The establishment of product and service ESPs is controlled and reviewed by the appropriate level of management in all of the Company’s businesses.

The Company limits the amount of revenue recognized for delivered items to the amount that is not contingent upon the delivery of additional products or services. For Oncology Systems and SIP

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

non-software products with installation obligations, the Company recognizes as revenues a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation, provided that all other criteria for revenue recognition have been met. The portion deferred is the greater of the relative selling price of the installation services for such products or the amount of payment contractually linked to product installation services.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contracts for Customized Equipment

Revenues related to certain highly customized image detection systems, proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. For contracts in which the Company can estimate contract costs with reasonable dependability, the Company recognizes contract revenues under the percentage-of-completion method. Revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, the Company recognizes revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues and costs of revenues are adjusted in the same period.

Contracts accounted for in accordance with contract accounting are billable upon achievement of milestones specified in the contracts or upon customer acceptance. Costs incurred and revenues recognized under the percentage-of-completion method in excess of customer billings are included in “Accounts receivable” in the Consolidated Balance Sheets. Customer billings in excess of costs incurred and revenue recognized under the percentage-of-completion method are included in “Advance payments from customers” in the Consolidated Balance Sheets. Costs incurred and revenues recognized in excess of customer billings were $48.8 million as of September 28, 2012 and $34.0 million as of September 30, 2011. Customer billings in excess of costs incurred and revenue recognized were $32.6 million as of September 28, 2012 and $3.1 million as of September 30, 2011.

Service Contracts and Other

Revenues allocated to service contracts are recognized ratably over the period of the related contracts. For proton therapy systems service contracts, revenues related to certain penalty provisions are deferred until reliable estimates can be made or the related penalty provisions lapse. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

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

Deferred Revenue

Deferred revenue includes (i) the billable amount applicable to shipment of software products but for which installation and/or final acceptance have not been completed and (ii) the billable amount applicable to non-software products for which installation and/or acceptance have not been completed. Deferred costs associated with deferred revenues are included in “Inventories” in the Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Share-Based Compensation Expense

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), deferred stock units, restricted stock, restricted stock units and performance units based on their fair values in accordance with ASC 718.

Share-based compensation expense recognized in the Consolidated Statements of Earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with ASC 718. The Company values VMS’s stock options granted and the option component of the shares of VMS common stock purchased under the Employee Stock Purchase Plan using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. VMS’s stock options and the option component of the Employee Stock Purchase Plan shares have characteristics significantly different from those of traded options. The Company values its performance units using the Monte Carlo simulation model. Both the Black-Scholes option-pricing model and the Monte Carlo simulation model require the input of certain assumptions and changes in the assumptions can materially affect the fair value estimates of share-based payment awards.

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.

For fiscal years 2012, 2011 and 2010, total share-based compensation expenses, before taxes, were $47.9 million, $42.0 million and $39.8 million, respectively. See Note 13, “Employee Stock Plans” for a detailed discussion.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years
(In thousands, except per share amounts)	2012	2011	2010
Earnings from continuing operations	$427,049	$408,626	$367,481
Loss from discontinued operations, net of taxes	0	(9,693)	(7,059)

Net earnings	$427,049	$398,933	$360,422

Weighted average shares outstanding—basic	111,376	116,703	121,816
Dilutive effect of potential common shares	2,097	2,032	2,209

Weighted average shares outstanding—diluted	113,473	118,735	124,025

Net earnings (loss) per share—basic:
Continuing operations	$3.83	$3.50	$3.02
Discontinued operations	0.00	(0.08)	(0.06)

Net earnings per share	$3.83	$3.42	$2.96

Net earnings (loss) per share—diluted:
Continuing operations	$3.76	$3.44	$2.96
Discontinued operations	0.00	(0.08)	(0.05)

Net earnings per share	$3.76	$3.36	$2.91

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

Based on this calculation, stock options to purchase 248,711 shares, 160,312 shares and 2,321,408 shares at weighted average exercise prices of $61.94, $57.38 and $52.90, respectively, were excluded from the computation of diluted weighted average shares outstanding during fiscal years 2012, 2011 and 2010, respectively.

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

Comprehensive Earnings

Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. Comprehensive earnings include currency translation adjustments, change in unrealized gain or loss on derivative instruments designated as cash flow hedges, net of taxes (see Note 9, “Derivative Instruments and Hedging Activities”), and adjustments to and amortization of unrecognized actuarial gain or loss, unrecognized transition obligation and unrecognized prior service cost of our defined benefit pension and post-retirement benefit plans. See Note 11, “Retirement Plans.”

Taxes on Earnings

Taxes on earnings are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 210, “Balance Sheet.” This amendment enhances disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The amendment requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The amendment will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC 350, “Intangibles—Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendment will be effective for the Company beginning in the first quarter of fiscal 2013. The Company does not expect this amendment to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance, which must be applied retroactively, will be effective for the Company beginning in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BALANCE SHEET COMPONENTS

(in millions)	September 28, 2012	September 30, 2011
Short-term Investment:
Debt security:
Amortized cost	$49.7	$19.2
Unrealized gain (loss)	0.0	0.0

Fair value	$49.7	$19.2

The short-term investment, which represents a loan to CPTC, is classified as an available-for-sale debt security. See Note 16, “Variable Interest Entity.”

	September 28, 2012	September 30, 2011
(In millions)
Inventories:
Raw materials and parts	$237.3	$231.9
Work-in-progress	75.6	54.5
Finished goods	145.0	123.6

Total inventories	$457.9	$410.0

Property, plant and equipment:
Land and land improvements	$43.8	$42.7
Buildings and leasehold improvements	215.5	211.8
Machinery and equipment	344.5	324.4
Construction in progress	46.4	18.7
Assets subject to lease	3.2	3.5

	653.4	601.1
Accumulated depreciation and amortization	(356.8)	(315.2)

Property, plant and equipment, net	$296.6	$285.9

Accrued expenses:
Accrued compensation and benefits	$150.3	$144.8
Income taxes payable	63.3	34.5
Current deferred tax liabilities	2.9	3.2
Other	120.1	107.5

Total accrued expenses	$336.6	$290.0

Other long-term liabilities:
Long-term income taxes payable	$40.6	$44.8
Other	85.6	77.9

Total other long-term liabilities	$126.2	$122.7

3. FAIR VALUE

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. There is a three-level fair

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at September 28, 2012:
Money market funds	$45.7	$0.0	$0.0	$45.7
Debt security	0.0	0.0	49.7	49.7
Derivative assets	0.0	0.8	0.0	0.8
Option to purchase a company	0.0	0.0	1.4	1.4

Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6

Liabilities at September 28, 2012:
Contingent consideration	$0.0	$0.0	$(8.8)	$(8.8)

Total liabilities measured at fair value	$0.0	$0.0	$(8.8)	$(8.8)

Assets at September 30, 2011:
Money market funds	$1.3	$0.0	$0.0	$1.3
Debt security	0.0	0.0	19.2	19.2
Option to purchase a company	0.0	0.0	1.4	1.4

Total assets measured at fair value	$1.3	$0.0	$20.6	$21.9

Liabilities at September 30, 2011:
Contingent consideration	$0.0	$0.0	$(0.1)	$(0.1)

Total liabilities measured at fair value	$0.0	$0.0	$(0.1)	$(0.1)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at September 28, 2012:
Cash and cash equivalents	$44.6	$0.0	$0.0	$44.6
Short-term investment	0.0	0.0	49.7	49.7
Prepaid expenses and other current assets	0.0	0.8	0.0	0.8
Other assets	1.1	0.0	1.4	2.5

Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6

Liabilities at September 28, 2012:
Accrued liabilities	$0.0	$0.0	$(1.6)	$(1.6)
Other long-term liabilities	0.0	0.0	(7.2)	(7.2)

Total liabilities measured at fair value	$0.0	$0.0	$(8.8)	$(8.8)

Assets at September 30, 2011:
Cash and cash equivalents	$0.2	$0.0	$0.0	$0.2
Short-term investment	0.0	0.0	19.2	19.2
Other assets	1.1	0.0	1.4	2.5

Total assets measured at fair value	$1.3	$0.0	$20.6	$21.9

Liabilities at September 30, 2011:
Other long-term liabilities	$0.0	$0.0	$(0.1)	$(0.1)

Total liabilities measured at fair value	$0.0	$0.0	$(0.1)	$(0.1)

The Company obtains valuations of Level 1 money market funds from quotes for transactions in active exchange markets involving identical assets.

The Company’s valuation of its Level 2 instruments includes valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to 13 months in duration.

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a Monte Carlo simulation model with key assumptions that include estimated sales units of an acquired business during the earn-out period and estimated discount rates corresponding to the periods of expected payments. For the acquisition of Calypso Medical Technologies, Inc. (“Calypso”) (see Note 15, “Business Combinations”), the estimated sales units used in the Monte Carlo simulation model ranged from 69 to 193 units during the earn-out period. The estimated discount rates used ranged from 0.13% to 0.42%. For the acquisition of InfiMed, Inc. (“InfiMed”) (see Note 15, “Business Combinations”), the estimated sales units used in the risk-neutral Monte Carlo simulation model ranged from 171 to 299 units per quarter during the earn-out period. Since the analysis of the InfiMed of contingent consideration liability was performed in a risk-neutral option pricing framework, the estimated discount rates used ranged from 1.37% to 1.75%, based on U.S.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Treasury rates that correspond to the terms of the expected payments and an estimate of the Company’s counter-party risk. If the estimated sales units were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates used were to increase or decrease, the fair value of the contingent consideration would decrease or increase, respectively.

The fair value of the Company’s Level 3 debt security is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, the Company does not increase the fair value above its par value as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value. If the estimated discount rates used were to increase, the fair value of the debt security would decrease.

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Debt Security	Contingent Consideration	Option to Purchase a Company
Balance at September 30, 2011	$19.2	$(0.1)	$1.4
Purchases(1)	30.5	(9.0)	0.0
Settlements(2)	0.0	0.3	0.0

Balance at September 28, 2012	$49.7	$(8.8)	$1.4

(1)	Amounts reported under “Contingent Consideration” represent additions to contingent consideration liabilities as a result of acquisitions of businesses.

(2)	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2012, 2011 and 2010. Transfers between fair value measurement levels are recognized at the end of the reporting period.

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
At September 28, 2012:
Bank deposits (included in “Cash and cash equivalents”)	$660.0	$0.0	$0.0	$660.0
Short-term borrowings	0.0	(155.0)	0.0	(155.0)
Long-term debt	0.0	(6.8)	0.0	(6.8)

At September 30, 2011:
Bank deposits (included in “Cash and cash equivalents”)	$564.3	$0.0	$0.0	$564.3
Short-term borrowings	0.0	(181.4)	0.0	(181.4)
Long-term debt	0.0	(17.2)	0.0	(17.2)

The fair values of certain of the Company’s financial instruments that are not measured at fair value, including bank deposits, short-term borrowings, accounts payable and accounts receivable, net of allowance for doubtful accounts, approximate their carrying amounts due to their short maturities.

The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value.

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

(In millions)	September 28, 2012	September 30, 2011
Accounts receivable with contractual maturities of more than one year:
Gross amount	$29.9	$16.2
Allowance for doubtful accounts	(3.0)	0.0

Net amount	$26.9	$16.2

Amount past due	$4.3	$1.2

Note receivable:
Note receivable from related party	$0.0	$8.8

Amount past due	$0.0	$0.0

Short-term investment:
Total short-term investment[1]	$49.7	$19.2

Amount past due	$0.0	$0.0

(1)	Represents a loan to CPTC. See Note 16, “Variable Interest Entity.”

During fiscal years 2012 and 2011, the Company sold $11.0 million and $3.6 million, respectively, of accounts receivable with contractual maturities of more than one year. There was no significant activity in the allowance for doubtful financing receivable accounts during fiscal years 2012 and 2011.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Consolidated Balance Sheets:

(In millions)	September 28, 2012	September 30, 2011
Intangible Assets:
Acquired existing technology	$36.3	$26.0
Patents, licenses and other	28.1	19.6
Customer contracts and supplier relationship	10.9	10.4
Accumulated amortization	(48.5)	(43.7)

Net carrying amount	$26.8	$12.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization expense for intangible assets was $4.9 million, $2.9 million and $3.3 million for fiscal years 2012, 2011 and 2010, respectively. The Company estimates amortization expense on a straight-line basis for fiscal years 2013 through 2017 and thereafter, will be as follows (in millions): $4.3, $6.2, $4.8, $2.4, and $9.1, respectively.

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at October 1, 2010	$126.7	$4.5	$77.3	$208.5
Acquisition of businesses	3.4	0.0	0.0	3.4
Payment and/or accrual of contingent consideration	0.4	1.7	0.0	2.1
Adjustment to deferred tax asset	0.0	(0.1)	0.0	(0.1)
Foreign currency translation adjustments	0.0	0.0	(1.4)	(1.4)

Balance at September 30, 2011	130.5	6.1	75.9	212.5
Acquisition of businesses	1.5	10.9	0.0	12.4
Foreign currency translation adjustments	0.0	0.0	(2.7)	(2.7)

Balance at September 28, 2012	$132.0	$17.0	$73.2	$222.2

6. RELATED PARTY TRANSACTIONS

VMS has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager®(“OBI”), and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net losses were to be allocated to the members, in succession, until their capital accounts equaled zero, then to the members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the members, in succession, until their capital accounts equaled the net losses previously allocated, then to the members in accordance with their ownership interests.

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. In fiscal year 2012, VMS recorded income on the equity investment in dpiX Holding of $0.2 million. In fiscal year 2011, VMS recorded income on the equity investment in dpiX Holding of $4.3 million. In fiscal year 2010, VMS recorded a loss on the equity investment in dpiX Holding of $0.7 million. Incomes and losses on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Consolidated Balance Sheets, was $45.5 million at September 28, 2012 and $46.7 million at September 30, 2011.

VMS entered into a loan agreement with dpiX in February 2009, which was amended in December 2011. Under this loan agreement, VMS loaned $8.8 million to dpiX, which was the amount outstanding at September 30, 2011 and was included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. The loan bore interest at prime plus 1% per annum according to a quarterly schedule. The principal amount, together with accrued and unpaid interest, was due and paid in two installments in fiscal year 2012.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal years 2012, 2011 and 2010, the Company purchased glass transistor arrays from dpiX totaling approximately $14.5 million, $23.3 million and $34.6 million, respectively. These purchases of glass transistor arrays are included as a component of “Inventory” in the Consolidated Balance Sheets and “Cost of revenues—product” in the Consolidated Statements of Earnings for these fiscal years.

7. LONG-TERM DEBT

Long-term debt outstanding is summarized as follows:

(Dollars in millions)	September 28, 2012	September 30, 2011
Unsecured term loan, 6.70% due in one installment of $6.25 payable in fiscal year 2014	$6.3	$12.5
Loan assumed through purchase of land and building, 7.34% was fully paid in fiscal year 2012	0.0	3.6

	6.3	16.1
Less: current maturities of long-term debt	0.0	9.9

Long-term debt	$6.3	$6.2

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

Interest paid on long-term debt was $0.8 million for fiscal year 2012, $1.5 million for fiscal year 2011 and $2.1 million for fiscal year 2010. The principal balance of the debt is payable in fiscal year 2014.

8. CREDIT FACILITIES

On April 27, 2012, VMS entered into a five-year credit agreement with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables the Company to borrow and have outstanding at any given time up to a maximum of $300 million. The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The Company also has the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is secured, subject to certain limitations on the amount secured, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of September 28, 2012, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations entered into by the Company with a lender of the 2012 Credit Facility are also secured by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of September 28, 2012, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes. The 2012 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. The Company also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility bear interest at the base rate plus the then applicable margin for base rate loans. The Company may prepay, reduce or terminate the commitments without penalty. At September 28, 2012, a total of $155 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.47%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum cash flow coverage. The Company was in compliance with all covenants under the 2012 Credit Facility for all periods presented within these consolidated financial statements in which it was in existence.

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

The Amended BofA Credit Facility contained customary affirmative and negative covenants for facilities of this type. The Company also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. The Company was in compliance with all covenants under the Amended BofA Credit Facility for all periods presented within these consolidated financial statements in which it was in existence.

In addition, VMS KK has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire on February 28, 2013. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of September 28, 2012, there was no outstanding balance under the Sumitomo Credit Facility.

Interest paid on amounts outstanding under credit facilities were $2.5 million, $0.8 million and $0.3 million in fiscal years 2012, 2011 and 2010, respectively. For fiscal years 2012, 2011 and 2010, the Company paid commitment fees of $320,000, $332,000 and $231,000, respectively.

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

The fair values of derivative instruments reported on the Company’s Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 28, 2012	September 30, 2011	Balance Sheet Location	September 28, 2012	September 30, 2011
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$0.8	$0.0	Accrued liabilities	$0.0	$0.0
Derivative not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	0.0	0.0	Accrued liabilities	0.0	0.0

Total derivatives		$0.8	$0.0		$0.0	$0.0

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contracts are entered into several times a quarter and range from one to thirteen months in maturity. As of September 28, 2012, the Company did not have any foreign currency forward contracts with an original maturity greater than thirteen months.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets is reclassified to “Revenues” in the Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges under ASC 815, “Derivatives and Hedging,” the Company formally documents for each derivative instrument at the hedge’s inception, the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and time value amounts excluded from the assessment of effectiveness in “Cost of revenues” in the Consolidated Statements of Earnings. During fiscal years 2012, 2011 and 2010, the Company did not discontinue any cash flow hedge. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of September 28, 2011, all forecasted cash flows were still probable to occur. As of September 30, 2011, net unrealized loss on derivative instruments before tax, of $11,000, was included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. As of September 28, 2012, net unrealized gain on derivative instruments before tax, of $0.9 million, was included in “Accumulated other comprehensive loss” and is expected to be reclassified to earnings over the 12 months that follow.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

At September 28, 2012
(In millions)	Notional Value Sold
Euro	$83.1
Japanese yen	32.5

Totals	$115.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Fiscal Years				Fiscal Years
(in millions)	2012	2011	2010		2012	2011	2010
Foreign exchange contracts	$1.4	$(0.5)	$0.4	Revenues	$0.6	$(1.0)	$0.9

The portion of cash flow hedges gain or loss excluded from the assessment of effectiveness and the ineffective portion of the cash flow hedges were not material in fiscal years 2012, 2011 and 2010.

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	At September 28, 2012
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$19.5	$0.0
Canadian dollar	7.0	0.0
Danish krona	2.2	0.0
Euro	200.2	0.0
Indian rupee	3.9	0.0
Japanese yen	51.4	0.0
Norwegian krone	3.3	0.0
Swiss franc	0.0	69.1

Totals	$287.5	$69.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the gains (losses) recognized in the Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Fiscal Years
(In millions)	2012	2011	2010
Selling, general and administrative expenses	$5.0	$2.3	$10.1

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, the Company’s voluntary or involuntary bankruptcy, the Company’s default on its borrowings and the deterioration of the creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of September 28, 2012 and September 30, 2011, the Company did not have a significant amount of outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

10. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 28, 2012, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

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

The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2012	2011
Accrued product warranty, at beginning of period	$50.1	$53.2
Charged to cost of revenues	58.1	45.1
Actual product warranty expenditures	(55.4)	(48.2)

Accrued product warranty, at end of period	$52.8	$50.1

Lease Commitments

At September 28, 2012, the Company was committed to minimum rentals under noncancelable operating leases (including rent escalation clauses) for fiscal years 2013, 2014, 2015, 2016, 2017 and thereafter, as follows (in millions): $18.4, $13.6, $10.8, $8.6, $6.1 and $6.5, respectively. Rental expenses for fiscal years 2012, 2011 and 2010 (in millions) were $24.9, $23.8 and $23.5, respectively.

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165 million loan facility for CPTC, under which the subsidiary committed to loan up to $115 million to finance the construction and start-up operations of a proton therapy center. See Note 16, “Variable Interest Entity” for a detailed discussion.

In September 2011, the Company entered into a commercial agreement in which the Company agreed to resell a third party company’s products. As part of that agreement, the Company agreed to make guaranteed prepayments of $67 million to that third party for products that the Company will resell to end-user customers. As of September 28, 2012, the Company had remaining guaranteed prepayment obligations under this commercial agreement of $28 million in fiscal year 2013.

Contingencies

Environmental Remediation Liabilities

The Company’s operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company spent $1.6 million, $1.3 million and $1.3 million (net of amounts borne by VI and VSEA) during fiscal years 2012, 2011 and 2010, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of September 28, 2012, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.0 million to $9.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of September 28, 2012. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore had accrued $2.0 million for these cleanup projects as of September 28, 2012. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of September 28, 2012, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.3 million to $35.6 million. The time frames over which these costs are estimated to be incurred vary, ranging from one to thirty years as of September 28, 2012. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $13.1 million at September 28, 2012. Accordingly, the Company had accrued $9.8 million for these costs as of September 28, 2012, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.0 million described in the preceding paragraph.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table that follows presents information about the Company’s reserve for future environmental costs at September 28, 2012, based on estimates as of that date.

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2013	$0.9	$1.6	$2.5
2014	0.7	0.5	1.2
2015	0.6	0.4	1.0
2016	0.7	0.2	0.9
2017	0.7	0.7	1.4
Thereafter	6.7	1.4	8.1

Total costs	$10.3	$4.8	$15.1

Less imputed interest			(3.3)

Reserve amount			$11.8

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

These amounts are only estimates of anticipated future costs. The amounts the Company will actually spend may be greater or less than these estimates, even as the Company believes the degree of uncertainty will narrow as cleanup activities progress. While the Company believes its reserve is adequate, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Nevertheless, based on information currently known to management, and assuming VI and VSEA satisfy their indemnification obligations, management believes the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental related expenditures. Receivables, from that insurer, amounted to $2.6 million at September 28, 2012 and $3.0 million at September 30, 2011 with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Acquisition-Related Commitments/Obligations

When the Company acquired ACCEL in January 2007, ACCEL was involved in a contract-related lawsuit, which the Company settled by agreeing to perform certain commissioning services for a proton therapy system. In the first quarter of fiscal year 2010, the Company entered into a new contract (the “New Contract”) to perform certain additional services for the same party for a fixed price. The balance of the loss accrual related to the New Contract was €0.9 million as of September 28, 2012. If the actual costs exceed the estimated amount or if the estimated loss otherwise increases, the variances will be recognized in the Consolidated Statements of Earnings in the periods in which these variances arise.

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters included, as of September 28, 2012, a patent infringement lawsuit initiated in 2007 by the University of Pittsburgh regarding the Company’s Real-time Position Management™ (“RPM”) technology. On or about December 21, 2011, the trial court presiding over the litigation entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. The remaining issues in the litigation were then trifurcated by the trial court, and in the proceedings the jury found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $37 million in actual damages and (iii) that the subject patent was valid. In an order dated April 25, 2012, the court enhanced damages by doubling them to approximately $74 million. In addition, the court assessed prejudgment interest to the damages award in the amount of approximately $13 million. In an order dated May 25, 2012, the court assessed damages for the period from the last time sales information was updated in the litigation, i.e., March 2011, until judgment, of approximately $3 million, which was doubled to approximately $6 million. Attorneys’ fees of approximately $9 million will also be added to the judgment. The court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. The Company has appealed the findings against it and believes that it has valid reasons for the judgment to be reversed.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. As of September 28, 2012, the Company had accrued an aggregate of approximately $5.7 million of such losses with respect to ongoing proceedings, including the University of Pittsburgh proceeding. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a range of reasonably possible losses in excess of the amounts accrued with respect to such matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

11. RETIREMENT PLANS

The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees.

Participants can contribute from 1% to 40% of their eligible base compensation to the Retirement Plan (up to 25% on a pre-tax basis and an additional 15% on an after-tax basis) and all or a portion of his or her bonus under the Employee Incentive Plan. However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation or bonus (for those employees with one or more years of service with the Company). All matching contributions vest immediately. The Retirement Plan allows participants to invest up to 25% of their contributions in shares of VMS common stock as an investment option. The Company also has a defined contribution plan that is available to regular full-time employees in the United Kingdom (the “U.K. Savings Plan”). Participants can contribute from 1% to 100% of their eligible base compensation to the U.K. Savings Plan. The Company matches participant contributions up to 6% of participants’ eligible base compensation, based on the participants’ level of contributions under this UK Savings Plan. All matching contributions vest immediately.

The Company also sponsors five defined benefit pension plans for regular full time employees in Germany, Japan, Switzerland and the United Kingdom. In fiscal year 2012, the Company terminated one pension plan in Germany upon the death of the last participant in the plan. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.

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

Total retirement, post-retirement benefit plan and defined benefit plan expense for all retirement plans amounted to $27.9 million, $24.0 million and $21.4 million for fiscal years 2012, 2011 and 2010, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension and post-retirement benefit plans:

	Defined Benefit Plans		Post- Retirement Benefit Plan
(In millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$160.5	$141.1	$5.9	$5.9
Service cost	4.3	3.7	0.0	0.0
Interest cost	5.3	5.0	0.3	0.2
Plan participants’ contributions	5.3	6.7	0.0	0.0
Plan settlement	(2.5)	0.0	0.0	0.0
Plan curtailment	(0.2)	0.0	0.0	0.0
Actuarial (gain) loss	14.5	4.6	(0.1)	0.3
Foreign currency changes	(2.4)	5.4	0.0	0.0
Benefit and expense payments	(3.7)	(6.0)	(0.5)	(0.5)

Benefit obligation—end of fiscal year	$181.1	$160.5	$5.6	$5.9

Change in plan assets:
Plan assets—beginning of fiscal year	$125.5	$113.1	$0.0	$0.0
Employer contributions	9.6	7.4	0.5	0.5
Actual return on plan assets	9.8	(0.1)	0.0	0.0
Plan participants’ contributions	5.3	6.7	0.0	0.0
Plan settlement	(2.5)	0.0	0.0	0.0
Foreign currency changes	(1.4)	4.4	0.0	0.0
Benefit and expense payments	(3.7)	(6.0)	(0.5)	(0.5)

Plan assets—end of fiscal year	$142.6	$125.5	$0.0	$0.0

Funded status	$(38.5)	$(35.0)	$(5.6)	$(5.9)

Amounts recognized within the consolidated balance sheet:
Current liabilities	$0.0	$(0.1)	$(0.5)	$(0.5)
Noncurrent liabilities	(38.5)	(34.9)	(5.1)	(5.4)

Net amount recognized	$(38.5)	$(35.0)	$(5.6)	$(5.9)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax):

	Defined Benefit Plans		Post- Retirement Benefit Plan
(In millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Prior service cost	$(0.4)	$(0.6)	$0.0	$0.0
Net gain (loss)	(59.7)	(53.3)	(0.4)	(0.6)

Accumulated other comprehensive loss	$(60.1)	$(53.9)	$(0.4)	$(0.6)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the total fair value of plan assets, projected benefit obligation and accumulated benefit obligation for those defined benefit pension plans where accumulated benefit obligation exceeded the fair value of plan assets:

	Defined Benefit Plans
(In millions)	September 28, 2012	September 30, 2011
Projected benefit obligation	$76.4	$65.6
Accumulated benefit obligation	$71.1	$61.5
Fair value of plan assets	$62.9	$51.6

The accumulated benefit obligation for all defined benefit pension plans was $146.2 million and $132.1 million at September 28, 2012 and September 30, 2011, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive (income) loss, before tax, related to the Company’s defined benefit pension plans and the Company’s post-retirement benefit plan:

	Defined Benefit Plans			Post-Retirement Benefit Plan
	Fiscal Years			Fiscal Years
(In millions)	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Costs:
Service cost	$4.3	$3.7	$2.4	$0.0	$0.0	$0.0
Interest cost	5.3	5.0	4.9	0.2	0.2	0.3
Gain (Loss) due to settlement or curtailment	0.9	0.0	0.0	0.0	0.0	0.0
Expected return on assets	(5.3)	(4.9)	(4.8)	0.0	0.0	0.0
Amortization of transition obligation	0.0	0.0	0.0	0.0	0.0	0.1
Amortization of prior service cost	0.2	0.1	0.1	0.0	0.0	0.0
Recognized actuarial loss	2.5	2.1	1.7	0.1	0.1	0.1

Net periodic benefit cost	7.9	6.0	4.3	0.3	0.3	0.5

Other Amounts Recognized in Other Comprehensive (Income) Loss:
Net (gain) loss arising during the year	9.9	9.6	9.1	(0.1)	0.3	(0.1)
Amortization of transition obligation	0.0	0.0	0.0	0.0	0.0	(0.1)
Amortization of prior service cost	(0.2)	(0.1)	(0.1)	0.0	0.0	0.0
Amortization, settlement and curtailment of net actuarial loss	(3.5)	(2.1)	(1.7)	(0.1)	(0.1)	(0.1)

Total recognized in other comprehensive (income) loss	6.2	7.4	7.3	(0.2)	0.2	(0.3)

Total recognized in net periodic benefit cost and other comprehensive loss	$14.1	$13.4	$11.6	$0.1	$0.5	$0.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost during fiscal year 2013 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Prior service cost	$(0.1)	$0.0	$(0.1)
Net loss	(2.7)	(0.1)	(2.8)

	$(2.8)	$(0.1)	$(2.9)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

	Fiscal Years
Net Periodic Benefit Cost	2012	2011	2010
Defined benefit plans:
Discount rates	3.38%	3.45%	4.17%
Rates of compensation increase	2.48%	2.44%	2.99%
Expected long-term return on assets	4.02%	4.13%	4.87%

Post-retirement benefit plan:
Discount rate	3.90%	4.40%	5.30%

The assumptions used to measure the benefit obligations for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

Benefit Obligations	September 28, 2012	September 30, 2011
Defined benefit plans:
Discount rates	2.94%	3.38%
Rates of compensation increase	2.37%	2.48%

Post-retirement benefit plan:
Discount rate	3.00%	3.90%

The benefit obligations of defined benefit pension plans and post-retirement benefit plans were measured as of September 28, 2012. For defined benefit pension plans, the discount rate was adjusted as of September 28, 2012 to the range of 1.30% to 4.60% primarily based on the yields of a universe of high quality corporate bonds in each applicable country or the spot rates on high quality AA-rated corporate bonds, with durations corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was adjusted as of September 28, 2012 to the range of 1.75% to 3.50% reflecting expected inflation levels and future outlook. For post-retirement benefit plans, the discount rate as of September 28, 2012 decreased to 3.00%. This discount rate was determined based on the yields of high quality zero-coupon corporate bonds with maturities that match the expected durations of the benefit obligations.

As of September 28, 2012, the Company reviewed the expected long-term rate of return on defined benefit pension plan assets. This review consisted of forward-looking projections for a risk-free rate of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

return, inflation rate and implied equity risk premiums for particular asset classes. Historical returns were not used. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.

The assumed healthcare cost trend rates for the post-retirement benefit plan are as follows:

	Fiscal Years
Assumed Healthcare Cost Trend Rates	2012	2011	2010
Post-retirement benefit plan:
Current medical cost trend rate	9.9%	11.2%	10.5%
Ultimate medical cost trend rate	4.5%	4.5%	4.5%

Current medical cost trend rates represent expected increases in healthcare costs in the short term and are based on assessments and surveys from health plan providers. While the current medical cost trend rate is based on market conditions, the ultimate trend rate, which is expected be achieved in fiscal year 2030, reflects a long-term view of expected increases in healthcare costs in the U.S., which is assumed to be consistent with the long-term expected nominal gross domestic product growth rates. Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase in the assumed healthcare cost trend rates would have increased the total service cost and interest cost components reported in fiscal year 2012 by $16,000 and would have increased the post-retirement benefit obligation reported in fiscal year 2012 by $386,000.A 1.0 percentage point decrease in the assumed healthcare cost trend rates would have decreased the total service cost and interest cost components reported in fiscal year 2012 by $15,000 and would have decreased the post-retirement benefit obligation in fiscal year 2012 by $348,000.

Plan Assets

The Company contributes to post-retirement benefit plans on a cash basis as benefits are paid. No assets have been segregated and restricted to provide post-retirement benefits.

For the defined benefit pension plans, the investment objectives of the Company are to generate returns that will enable the defined benefit pension plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancies of the pension plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country in which the defined benefit pension plan applies. The investment objectives of some defined benefit pension plans are more conservative than others. In general, the investment strategy of the defined benefit pension plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the defined benefit pension plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, investment managers give consideration to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns. The target allocation as of the end of fiscal year 2012 was 34% equities, 60% debt and fixed income assets and 6% other.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the Company’s defined benefit pension plans’ major asset categories, their associated fair values, as well as the actual allocation of equity, debt and fixed income, real estate and all other types of investments:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 28, 2012:
Investment funds:
Mutual funds—equities	$0.0	$40.3	$0.0	$40.3
Mutual funds—debt	0.0	23.2	0.0	23.2
Mutual funds—real estate	0.0	3.5	0.0	3.5
Assets held by insurance company:
Insurance contracts	0.0	73.3	0.0	73.3
Cash and cash equivalents	2.3	0.0	0.0	2.3

Total	$2.3	$140.3	$0.0	$142.6

As of September 30, 2011:
Debt securities:
Corporate debt securities	$0.1	$0.0	$0.0	$0.1
Investment funds:
Mutual funds—equities	0.0	32.4	0.0	32.4
Mutual funds—debt	0.0	20.6	0.0	20.6
Mutual funds—real estate	0.0	3.2	0.0	3.2
Assets held by insurance company:
Insurance contracts	0.0	67.9	0.0	67.9
Cash and cash equivalents	1.3	0.0	0.0	1.3

Total	$1.4	$124.1	$0.0	$125.5

Valuation Techniques

Debt securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds are typically valued using the net asset value (“NAV”) provided by the administrator of the fund. Insurance contracts are valued by the insurer using the cash surrender value, which is the amount a plan would receive if a contract was terminated. Cash includes deposits and money market accounts, which are valued at their cost plus interest on a daily basis, which approximates fair value. There were no changes in valuation techniques during fiscal years 2012 and 2011.

Medicare Prescription Drug Act

The Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) provides a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Since it sponsors post-retirement benefit plans that provide prescription drug benefits, the Company enrolled all Medicare eligible retirees in fiscal years 2012, 2011 and 2010 in either Medicare Advantage plans or in health plans where the prescription drug benefit is, on average, expected to pay out as much as the standard Medicare prescription drug coverage.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated Contributions and Future Benefit Payments

The Company made contributions of $9.6 million to the defined benefit pension plans during fiscal year 2012, compared to $7.4 million in fiscal year 2011. The Company made contributions of $0.5 million to the post-retirement benefit plan for fiscal year 2012. The Company expects total contributions to the defined benefit pension plans and the post-retirement benefit plan for fiscal year 2013 will be approximately $11.1 million and approximately $0.5 million, respectively.

Estimated future benefit payments at September 28, 2012 were as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Fiscal Years:
2013	$3.5	$0.5	$4.0
2014	4.4	0.5	4.9
2015	4.0	0.5	4.5
2016	4.4	0.5	4.9
2017	4.8	0.5	5.3
2018-2022	28.4	2.1	30.5

	$49.5	$4.6	$54.1

Because amounts related to retirement plans of Research Instruments were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 19, “Discontinued Operations” for a detailed discussion.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During fiscal years 2012, 2011 and 2010, the Company repurchased 4,433,718 shares, 9,028,033 shares and 9,788,249 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. Aggregate cash payments in connection with the various accelerated share repurchase agreements (as further discussed below) and for shares repurchased in the open market totaled $257 million, $611 million and $520 million in fiscal years 2012, 2011 and 2010, respectively. All shares that were repurchased have been retired.

On August 24, 2010, the Company executed an accelerated share repurchase agreement with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, the Company initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares expected to be repurchased. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that the Company might be entitled to receive additional shares of VMS common stock from BofA or the Company might be required to deliver VMS shares or, at its option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and the Company made a cash payment of $26.1 million in March 2011 to settle this contract. This cash payment upon settlement, together with $22.5 million, representing approximately 10% of the initial cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet at both September 28, 2012 and September 30, 2011.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 23, 2011, the Company entered into a substantially identical accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, the Company paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. The remaining $42 million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet as of September 28, 2012 and September 30, 2011. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. In June 2011, BofA accelerated the end of the repurchase period and the Company received an additional 630,921 shares of VMS common stock upon the settlement of the February 2011 Repurchase Agreement. The market value of the shares received of $41.3 million was included in “Capital in excess of par value” in the Consolidated Balance Sheet at both September 28, 2012 and September 30, 2011.

On August 25, 2011, the Company entered into another accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. The remaining $37.5 million, representing approximately 15% of the initial cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet at September 30, 2011 and September 28, 2012. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period ended in February 2012 and the Company received an additional 375,449 shares of VMS common stock upon the settlement of the August 2011 Repurchase Agreement. The market value of the shares received of $25 million was included in “Capital in excess of par value” at September 28, 2012.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of September 28, 2012, the remaining 3,000,000 shares available for repurchase under the February 2011 authorization expired. In August 2012, the VMS Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013. Stock repurchases under the August 2012 authorization may be made in open market, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Loss

	Accumulated Other Comprehensive Loss
(In thousands)	Defined Benefit Pension and Post- retirement Benefit Plans	Unrealized Gain (Loss) on Derivatives	Cumulative Translation Adjustments	Total
Balance at October 2, 2009	$(30,613)	$0	$4,228	$(26,385)
Current period other comprehensive income (loss)	(6,231)	(307)	(4,681)	(11,219)

Balance at October 1, 2010	(36,844)	(307)	(453)	(37,604)
Current period other comprehensive income (loss)	(6,276)	300	(3,268)	(9,244)

Balance at September 30, 2011	(43,120)	(7)	(3,721)	(46,848)
Current period other comprehensive income (loss)	(5,503)	538	(4,808)	(9,773)

Balance at September 28, 2012	$(48,623)	$531	$(8,529)	$(56,621)

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

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which was last amended and restated in February 2012. The 2005 Plan, as amended and restated to date, is referred to as the “Third Amended 2005 Plan.” The Third Amended 2005 Plan provides for the grant of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares to officers, directors, key employees and consultants. The Third Amended 2005 Plan also provides for the grant of deferred stock units to non-employee directors. The maximum number of shares issuable under the Third Amended 2005 Plan is (a) 24,950,000, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse, plus (d) amounts granted in substitution of options in connection with certain transactions.

For purposes of the total number of shares available for grant under the Third Amended 2005 Plan, any shares subject to awards of stock options or stock appreciation rights are counted against the available-for-grant limit as one share for every one share subject to the award. Awards other than stock options and stock appreciation rights are counted against the available-for-grant limit as three shares for every one share awarded before February 16, 2007, as 2.5 shares for every one share awarded between February 16, 2007 and February 8, 2012 and as 2.6 shares for every one share awarded on or after February 9, 2012. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

Stock options granted under the Third Amended 2005 Plan generally have an exercise price equal to the closing market price of a share of VMS common stock on the grant date. Except for directors, stock options granted under the Third Amended 2005 Plan generally are exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. Stock option grants to directors are immediately exercisable. For grants of non-qualified stock options made on or after November 17, 2005 under the Third Amended 2005 Plan to employees who retire from the Company within one year of the grant date, the number of shares subject to the stock option shall be adjusted proportionally by the time during such one-year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares would be cancelled as of the date of retirement. Under the Third Amended 2005 Plan, stock options granted on or prior to February 16, 2007 generally have a term of ten years and stock options granted after February 16, 2007 generally have a term of seven years. The Third Amended 2005 Plan prohibits the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders.

Restricted stock awards and restricted stock unit awards generally vest over a period of one to five years from the date of grant. For awards of restricted stock and restricted stock units prior to fiscal year 2010, any unvested awards are generally forfeited at the time of termination. However, restricted stock units granted in fiscal year 2010 and thereafter that are unvested at death become fully vested and unvested restricted stock units will generally continue to vest in accordance with the original vesting schedule if an employee retires one year or more from grant date. If an employee retires within one year of the grant date, the number of restricted stock units shall be adjusted proportionally by the time during such one year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of restricted stock units would vest in accordance with the original vesting schedule and the remaining restricted stock units would be cancelled as of the date of retirement.

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

In fiscal year 2012, the Company granted performance units to certain employees under the Third Amended 2005 Plan (before and after its amendment and restatement). The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Any unvested performance unit awards are generally forfeited at the time of termination, except in the case of death, in which case the employee is considered to have been continuously employed through the last day of the performance period. Also, similar to the adjustments discussed above for restricted stock unit awards, the number of performance units that ultimately vest is adjusted in the case of retirement.

The fair value of options granted and the option component of the shares purchased under the Employee Stock Purchase Plan (which is described further below) shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plan
	Fiscal Years			Fiscal Years
	2012	2011	2010	2012	2011	2010(1)
Expected term (in years)	4.64	4.75	4.72	0.50	0.50	—
Risk-free interest rate	0.8%	2.0%	2.0%	0.1%	0.1%	—
Expected volatility	36.9%	35.5%	37.3%	19.3%	14.0%	—
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	—
Weighted average fair value at grant date	$18.75	$23.26	$18.17	$12.17	$12.61	—

(1)	No purchases were made under an employee stock purchase plan in fiscal year 2010.

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

As share-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience. In fiscal years 2012, 2011 and 2010, the Company adjusted share-based compensation expense based on its actual forfeitures.

The table below summarizes the effect of recording share-based compensation expense:

	Fiscal Years
(In thousands, except per share amounts)	2012	2011	2010
Cost of revenues—Product	$4,419	$3,917	$3,680
Cost of revenues—Service contracts and other	1,472	1,977	2,475
Research and development	6,378	5,467	4,931
Selling, general and administrative	35,606	30,657	28,727
Taxes on earnings	(15,406)	(14,063)	(14,373)

Net decrease in net earnings	$32,469	$27,955	$25,440

Increase (decrease) on:
Cash flows from operating activities	$(8,929)	$(22,570)	$(15,072)
Cash flows from financing activities	$8,929	$22,570	$15,072

During fiscal years 2012, 2011 and 2010, total share-based compensation expense recognized in earnings before taxes was $47.9 million, $42.0 million and $39.8 million, respectively, and the total related recognized tax benefit was $15.4 million, $14.1 million and $14.4 million, respectively. Total share-based compensation expense capitalized as part of inventory as of September 28, 2012, September 30, 2011 and October 1, 2010 was $3.2 million, $2.9 million and $0.4 million, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity under the Company’s employee stock plans is presented below:

	Shares Available for Grant	Options Outstanding
(In thousands, except per share amounts)		Number of Shares	Weighted Average Exercise Price
Balance at October 2, 2009 (10,140 options exercisable at a weighted average exercise price of $40.18)	5,352	11,853	$40.59
Authorized	5,500	0	0.00
Granted(1)	(2,661)	1,113	52.59
Canceled, expired or forfeited(2)	216	(141)	51.13
Exercised	0	(2,651)	31.85

Balance at October 1, 2010 (8,449 options exercisable at a weighted average exercise price of $43.16)	8,407	10,174	44.03
Granted(1)	(108)	48	69.67
Canceled, expired or forfeited(2)	125	(46)	48.64
Exercised	0	(3,259)	40.38

Balance at September 30, 2011 (6,188 options exercisable at a weighted average exercise price of $45.42)	8,424	6,917	45.90
Authorized	6,000	0	0.00
Granted(1)	(2,680)	743	58.50
Canceled, expired or forfeited(2)	124	(30)	55.73
Exercised	0	(1,171)	40.18

Balance at September 28, 2012	11,868	6,459	$48.34

(1)	The difference between the number of shares granted listed in the column headed “Shares Available for Grant” and the number of shares granted listed in the column headed “Options Outstanding—Number of Shares” represents the awards of deferred stock units, restricted stock units, shares of restricted common stock and performance units. Awards other than stock options set forth in the table were counted against the shares available for grant limit of the Third Amended 2005 Plan as 2.5 shares for every one share awarded before February 9, 2012 and were counted against the shares available for grant limit as 2.6 shares for every one awarded on or after February 9, 2012. In addition, the shares available for grant limit was further adjusted to reflect a maximum payout of 1.5 shares that could be issued for each performance unit granted.

(2)	The difference between the number of cancelled or expired shares listed in the column headed “Shares Available for Grant” and the number of cancelled or expired shares listed in the column headed “Options Outstanding—Number of Shares” represents the cancellation of shares of restricted common stock and restricted stock units due to employee terminations.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For fiscal year 2012, the total pre-tax intrinsic value of options exercised was $29.8 million. The following table summarizes information related to options outstanding and exercisable under the Company’s employee stock plans at September 28, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In thousands, except years and per-share amounts)
$21.50 – $29.19	115	0.2	$24.60	$4,105	115	0.2	$24.60	$4,105
$32.10 – $39.85	1,584	2.4	37.27	36,517	1,584	2.4	37.27	36,517
$40.21 – $52.07	2,316	3.6	50.11	23,647	2,315	3.6	50.11	23,638
$52.08 – $72.19	2,444	4.4	54.94	13,871	1,526	3.6	53.74	10,607

Total	6,459	3.5	$48.34	$78,140	5,540	3.2	$46.91	$74,867

(1)	The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $60.32 as of September 28, 2012, the last trading date of fiscal year 2012, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of September 28, 2012, there was $9.1 million of total unrecognized compensation expense related to stock options granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at October 2, 2009	1,172	$42.89
Granted	619	52.72
Vested	(438)	44.53
Cancelled or expired	(20)	43.27

Balance at October 1, 2010	1,333	$46.91
Granted	24	68.67
Vested	(590)	47.27
Cancelled or expired	(32)	46.59

Balance at September 30, 2011	735	$47.36
Granted	716	59.06
Vested	(469)	44.68
Cancelled or expired	(37)	53.94

Balance at September 28, 2012	945	$57.30

Share-based compensation expense for restricted common stock, restricted stock units and deferred stock units is measured at the stock’s fair value on the date of grant and is amortized over each award’s respective vesting period. The Company values performance units using the Monte Carlo simulation

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

model on the date of grant with assumptions that includes the historical volatilities of shares of VMS common stock, as well as the shares of common stock of peer companies. In addition, the Company estimates the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognizes expense only for those awards expected to vest.

For fiscal years 2012, 2011 and 2010, the Company recognized total share-based compensation expense related to restricted stock and restricted stock units of $26.8 million, $25.0 million and $24.8 million, respectively. The Company recognized $0.7 million of share-based compensation expense related to deferred stock units in each of fiscal years 2012, 2011 and 2010. In addition, the Company recognized $4.1 million of share-based compensation expense related to performance units in fiscal year 2012.

As of September 28, 2012, unrecognized compensation expense totaling $28.2 million was related to restricted stock, restricted stock units, deferred stock units and performance units granted under the Company’s employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.9 years. The 469,078 shares that vested in fiscal year 2012 represented deferred stock units, restricted stock units and restricted common stock, and the total fair value of these shares upon vesting was $29.4 million. The Company withheld 161,859 shares (fair value of approximately $10.1 million) for employees’ minimum withholding taxes at vesting of such awards in fiscal year 2012.

Because amounts related to employee stock plans of Research Instruments, which is classified as a discontinued operation, were not material for any period presented, the Company has not segregated them from continuing operations in this note. See Note 19, “Discontinued Operations” for a detailed discussion.

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

VMS issued approximately 262,660 shares for $13.3 million in fiscal year 2012 and 114,000 shares for $6.1 million in fiscal year 2011. No shares were issued in fiscal year 2010. At September 28, 2012, 6.6 million shares were available for issuance under the 2010 ESPP.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. TAXES ON EARNINGS

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, which provides for an asset and liability approach under which deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Taxes on earnings from continuing operations were as follows:

	Fiscal Years Ended
(In millions)	2012	2011	2010
Current provision:
Federal	$99.3	$80.4	$69.1
State and local	8.5	11.7	15.5
Foreign	63.5	52.7	50.7

Total current	171.3	144.8	135.3

Deferred provision (benefit):
Federal	(4.5)	32.9	27.2
State and local	0.1	6.0	2.8
Foreign	2.0	(3.6)	0.1

Total deferred	(2.4)	35.3	30.1

Taxes on earnings	$168.9	$180.1	$165.4

Earnings from continuing operations before taxes are generated from the following geographic areas:

	Fiscal Years Ended
(In millions)	2012	2011	2010
United States	$271.4	$299.3	$282.1
Foreign	324.5	289.4	250.8

	$595.9	$588.7	$532.9

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years Ended
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.3	2.5	2.2
Non-U.S. income taxed at different rates, net	(5.9)	(3.3)	(4.6)
Resolution of tax contingencies due to lapses of statutes of limitations	(1.8)	(2.8)	(0.1)
Other	(0.3)	(0.8)	(1.5)

Effective tax rate	28.3%	30.6%	31.0%

During fiscal years 2012, 2011 and 2010, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes. During fiscal years 2012 and 2011, the benefit of the release of liabilities for uncertain tax positions as a result of the expiration of the statutes of limitation in various jurisdictions also contributed to the Company’s effective tax rate being lower than the U.S. federal statutory rate.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 28, 2012	September 30, 2011
Deferred Tax Assets:
Deferred revenues	$26.8	$36.0
Deferred compensation	32.7	30.0
Product warranty	13.7	13.2
Inventory adjustments	17.0	18.9
Equity-based compensation	41.8	39.0
Environmental reserve	5.9	6.9
Net operating loss carryforwards	54.2	49.0
Other	45.4	39.9

	237.5	232.9
Valuation allowance	(45.8)	(46.9)

Total deferred tax assets	191.7	186.0

Deferred Tax Liabilities:
Tax-deductible goodwill	(27.4)	(27.7)
Fixed assets	(22.3)	(27.2)
Other	(28.8)	(24.0)

Total deferred tax liabilities	(78.5)	(78.9)

Net deferred tax assets	$113.2	$107.1

Reported As:
Net current deferred tax assets	$115.8	$113.9
Net long-term deferred tax assets (included in “Other Assets”)	13.8	10.8
Net current deferred tax liabilities (included in “Accrued Expenses”)	(2.9)	(3.2)
Net long-term deferred tax liabilities (included in “Other long-term liabilities”)	(13.5)	(14.4)

Net deferred tax assets	$113.2	$107.1

The Company has not provided for U.S. federal income and foreign withholding taxes on $1,051.2 million of cumulative undistributed earnings of non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of approximately $281.7 million would be provided.

The Company has federal net operating loss carryforwards of approximately $16.3 million expiring between 2018 and 2031. The federal net operating loss carryforwards are subject to an annual limitation of approximately $1.3 million per year. The Company has state net operating loss carryforwards of $14.8 million expiring between 2013 and 2034. The Company has foreign net operating loss carryforwards of $152.7 million with an indefinite life. Of this amount, $38.6 million is unavailable to the Company under local loss utilization rules.

The valuation allowance decreased by $1.1 million during fiscal year 2012. Of the ending valuation allowance of $45.8 million, $15.3 million is attributable to ACCEL’s deferred tax assets as of the acquisition date which, if recognized, will be allocated to reduce goodwill.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income taxes paid were as follows:

	Fiscal Years Ended
(In millions)	2012	2011	2010
Federal income taxes paid, net	$77.6	$70.0	$76.0
State income taxes paid, net	9.3	11.9	14.9
Foreign income taxes paid, net	47.7	57.5	46.1

Total	$134.6	$139.4	$137.0

The Company accounts for uncertainty in income taxes in accordance with the provisions in ASC 740, “Income Taxes” related to accounting for uncertainty in income taxes, which contain a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years Ended
(In millions)	2012	2011	2010
Unrecognized tax benefits balance—beginning of fiscal year	$37.1	$46.4	$58.9
Additions based on tax positions related to a prior year	3.8	1.0	1.4
Reductions based on tax positions related to a prior year	(0.9)	(0.4)	(14.4)
Additions based on tax positions related to the current year	7.1	8.6	7.9
Reductions based on tax positions related to the current year	(0.3)	0.0	0.0
Settlements	(0.4)	(5.1)	(7.2)
Reductions resulting from the expiration of the applicable statute of limitations	(7.6)	(13.4)	(0.2)

Unrecognized tax benefits balance—end of fiscal year	$38.8	$37.1	$46.4

As of September 28, 2012, the total amount of gross unrecognized tax benefits was $38.8 million. Of this amount, $33.1 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.

The Company includes interest and penalties related to income taxes within “Taxes on earnings” on the Consolidated Statements of Earnings. As of September 28, 2012, the Company had accrued $5.5 million for the payment of interest and penalties related to unrecognized tax benefits. A net benefit of $2.2 million related to interest and penalties was included in “Taxes on earnings.” As of September 30, 2011, the Company had accrued $7.6 million for the payment of interest and penalties related to unrecognized tax benefits. A net benefit of $2.8 million related to interest and penalties was included in “Taxes on earnings.”

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2009. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2008. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2006.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. BUSINESS COMBINATIONS

On March 4, 2011, the Company acquired all of the outstanding equity of a privately held company, which was then integrated into the Company’s Oncology Systems business. This acquisition was accounted for as a business combination. The total purchase price of $8.0 million consisted of $7.5 million of cash consideration and $0.5 million of contingent consideration at fair value. Of the purchase price, $3.4 million was allocated to goodwill, $5.7 million to amortizable intangible assets, and $(1.1) million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is not deductible for income tax purposes.

On October 3, 2011, the Company acquired all of the outstanding equity of Calypso Medical Technologies, Inc. (“Calypso”), a privately held supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. This acquisition, which was integrated into the Company’s Oncology Systems business, enables the Company to offer real-time, non-ionizing tumor tracking tools for enhancing the precision of cancer treatments. This acquisition was accounted for as a business combination. The total purchase price of $15.8 million consisted of $10.9 million of cash consideration and $4.9 million of contingent consideration at fair value. During the fourth quarter of fiscal year 2012, the Company adjusted the preliminary amounts allocated to deferred tax assets and liabilities in order to reflect additional information obtained since the acquisition date related to deferred tax positions that existed at the acquisition date. The opening balances have been adjusted to reflect an increase to deferred tax asset of $2.5 million and a decrease of goodwill of $2.5 million. As of September 28, 2012, the Company had finalized the allocation of the purchase price of Calypso. Of the purchase price, $7.9 million was allocated to amortizable intangible assets and $7.9 million to net assets.

On April 3, 2012, VMS acquired all of the outstanding equity of InfiMed Inc. (“InfiMed”), a privately-held supplier of hardware and software for processing diagnostic X-ray images. This acquisition, which was integrated into the Company’s X-ray Products business, enables the Company to provide more fully integrated X-ray component solutions to its customers. This acquisition was accounted for as a business combination. The total purchase price of $20.8 million consisted of $17.1 million of cash consideration and $3.7 million of contingent consideration at fair value. Of the purchase price, $10.9 million was preliminarily allocated to goodwill, $5.4 million to amortizable intangible assets, and $4.5 million to net assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is deductible for income tax purposes.

The impact of these business combinations was not significant to the Consolidated Financial Statements and therefore pro forma disclosures have not been presented.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal year 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized under this service agreement. In addition, in September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of September 28, 2012, the Company had funded $49.7 million of its $115.3 million commitment, which is reported as a current asset on the Company’s Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

The loan, which matures in September 2015, bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum. The loan can be extended for two additional one-year terms at the election of CPTC during which extensions interest will accrue at LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments are due monthly in arrears until July 1, 2014, at which time monthly payments based on amortization of the principal balance over a 15-year period at an interest rate of 8.25% per annum become due and payable. If all or a portion of the principal is repaid on or before July 1, 2014, interest that would have been payable had the principal not been repaid early is due and payable. The Company, as one of the lenders, is entitled to certain fees, including a commitment fee of 1.5% of the loan facility commitment amount and an exit fee of 1% of the amount of principal paid, whether as a result of prepayment or maturity. The loan facility is collateralized by all of the assets of the Scripps Proton Therapy Center. In connection with the loan facility, the Company’s subsidiary also shares 4% of the gross revenues of the Scripps Proton Therapy Center for 35 years. The Company’s subsidiary’s right of revenue sharing may be reduced upon the sale of a portion of the Company’s loan and will be reduced to an amount not to exceed 1% of the gross revenues of the Scripps Proton Therapy Center upon repayment of the first $71 million of the Company’s loan amount. The Company did not sell any portion of its loan during fiscal year 2012.

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

As of September 28, 2012, in addition to the $49.7 million loan to CPTC, the Company has recorded $30.7 million in accounts receivable from CPTC. As of September 30, 2011, the outstanding loan balance to CPTC was $19.2 million and the accounts receivable balance from CPTC was $15.2 million. As of September 28, 2012, the Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. STRATEGIC ARRANGEMENT

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. The Company will also pay for additional licenses beyond the minimum quantities set forth in the agreement. As of September 28, 2012, no amount related to achievement of product development milestones was payable under this agreement.

In addition, pursuant to this agreement, the Company represents Siemens diagnostic imaging products to radiation oncology clinics in most international markets and, since November 2012, in North America, Siemens, in turn, represents the Company’s equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon regions. This agreement also provides a framework for both companies to explore opportunities to co-develop new imaging and treatment solutions in the future.

18. SEGMENT INFORMATION

Description of Segments

The Company’s operations are grouped into two reportable operating segments: Oncology Systems and X-ray Products. These reportable operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The Company’s Ginzton Technology Center (“GTC”), SIP business and VPT are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.

The Oncology Systems business segment designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiotherapy, stereotactic body radiotherapy, stereotactic radiosurgery and brachytherapy. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by neurosurgeons to perform stereotactic radiosurgery. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.

The X-ray Products business segment designs, manufactures, sells and services x-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography and industrial applications. The Company’s x-ray imaging components are sold to large imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems. The Company sells x-ray

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tubes and flat panel digital image detectors for filmless x-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”) to small OEMs, independent service companies and directly to end-users for replacement purposes.

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

The VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.

In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments in order to focus that business exclusively on the development of the VPT business. Research Instruments is classified as a discontinued operation for all periods presented and the Company has segregated the operating results of Research Instruments from continuing operations on the Consolidated Statements of Earnings. Segment data does not include amounts for discontinued operations. Research Instruments was previously included in the “Other” category. See Note 19, “Discontinued Operations” for a more detailed discussion.

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

Segment Data

	Revenues			Operating Earnings
	Fiscal Years			Fiscal Years
(In millions)	2012	2011	2010	2012	2011	2010
Oncology Systems	$2,189	$2,022	$1,862	$505	$507	$462
X-ray Products	493	469	403	131	118	100

Total reportable segments	2,682	2,491	2,265	636	625	562
Other	125	106	92	(32)	(32)	(30)
Corporate	0	0	0	(10)	(5)	2

Total company	$2,807	$2,597	$2,357	$594	$588	$534

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Depreciation & Amortization			Capital Additions
	Fiscal Years			Fiscal Years
(In millions)	2012	2011	2010	2012	2011	2010
Oncology Systems	$23	$19	$19	$17	$17	$14
X-ray Products	10	8	7	8	7	6

Total reportable segments	33	27	26	25	24	20
Other	4	3	3	10	13	7
Corporate	24	23	19	32	34	25

Total company	$61	$53	$48	$67	$71	$52

	Total Assets			Goodwill
	Fiscal Years			Fiscal Years
(In millions)	2012	2011	2010	2012	2011	2010
Oncology Systems	$1,220	$1,093	$1,000	$132	$130	$127
X-ray Products	265	268	186	17	6	4

Total reportable segments	1,485	1,361	1,186	149	136	131
Other	313	239	215	73	76	77
Corporate	1,081	899	923	0	0	0

Total company	$2,879	$2,499	$2,324	$222	$212	$208

The reconciliation of segment operating results information to the Company’s earnings from continuing operations before taxes was as follows:

	Fiscal Years
(In millions)	2012	2011	2010
Earnings from operations before taxes:
Oncology Systems	$505	$507	$462
X-ray Products	131	118	100

Total reportable segments	636	625	562
Other	(32)	(32)	(30)
Corporate	(10)	(5)	2
Interest income (expense), net	2	1	(1)

Total company	$596	$589	$533

Geographic Information

	Revenues			Long-Lived Assets
	Fiscal Years			Fiscal Years
(In millions)	2012	2011	2010	2012	2011	2010
United States	$1,156	$975	$970	$229	$223	$215
International	1,651	1,622	1,387	68	63	53

Total company	$2,807	$2,597	$2,357	$297	$286	$268

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. No single foreign country represented 10% or more of the Company’s total revenues for fiscal years 2012, 2011 and 2010. Intercompany revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

19. DISCONTINUED OPERATIONS

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

In fiscal year 2010, the Company recognized a loss of $7.1 million for additional costs to settle one Research Instruments customer contract and estimated costs to complete and settle the other Research Instruments customer contract. In fiscal year 2011, the Company recognized a loss of $9.7 million for additional costs to settle this remaining customer contract. These contracts had been accounted for under the percentage-of-completion method, under which revenues and costs of sales are adjusted to reflect changes in estimated costs to complete the contracts. Including the additional loss recognized for these remaining contracts, the total losses from discontinued operations for fiscal year 2011 and 2010 were $9.7 million and $7.1 million, less applicable income tax of zero for both years, respectively. Total revenues of Research Instruments, reported in discontinued operations, for fiscal years 2011 and 2010 were zero and $(3.6) million, respectively. As of September 30, 2011, the Company had no remaining obligation related to this discontinued operation. In fiscal year 2012, the Company did not recognize any income or losses and did not have any revenues from discontinued operations.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2012
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$625.3	$720.3	$705.3	$756.1	$2,807.0

Gross margin	$268.8	$296.7	$307.6	$323.2	$1,196.3

Net earnings from continuing operations	$90.2	$107.8	$108.8	$120.2	$427.0

Net loss from discontinued operations	$0.0	$0.0	$0.0	$0.0	$0.0

Net earnings	$90.2	$107.8	$108.8	$120.2	$427.0

Net earnings per share—basic:
Continuing operations	$0.80	$0.96	$0.98	$1.09	$3.83

Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00

Net earnings per share	$0.80	$0.96	$0.98	$1.09	$3.83

Net earnings per share—diluted:
Continuing operations	$0.79	$0.94	$0.96	$1.08	$3.76

Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00

Net earnings per share	$0.79	$0.94	$0.96	$1.08	$3.76

	Fiscal Year 2011
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$579.9	$648.4	$649.4	$719.0	$2,596.7

Gross margin	$266.8	$289.0	$279.8	$300.3	$1,135.9

Net earnings from continuing operations	$96.5	$103.1	$98.6	$110.4	$408.6

Net loss from discontinued operations	$0.0	$0.0	$0.0	$(9.7)	$(9.7)

Net earnings	$96.5	$103.1	$98.6	$100.7	$398.9

Net earnings (loss) per share—basic:
Continuing operations	$0.82	$0.87	$0.84	$0.97	$3.50

Discontinued operations	$0.00	$0.00	$0.00	$(0.09)	$(0.08)

Net earnings per share	$0.82	$0.87	$0.84	$0.88	$3.42

Net earnings (loss) per share—diluted:
Continuing operations	$0.80	$0.86	$0.83	$0.95	$3.44

Discontinued operations	$0.00	$0.00	$0.00	$(0.08)	$(0.08)

Net earnings per share	$0.80	$0.86	$0.83	$0.87	$3.36

The operating results of Research Instruments are presented as a discontinued operation for all periods. See Note 19, “Discontinued Operations” for detailed discussion.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 28, 2012. PricewaterhouseCoopers LLP has issued a report on the Company’s internal control over financial reporting as of September 28, 2012, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Varian Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 28, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

November 21, 2012

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act) Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Report of management on internal control over financial reporting. The information required to be furnished pursuant to this item is set forth under the caption “Report of Management on Internal Control over Financial Reporting” under Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, and is incorporated here by reference.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of September 28, 2012 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	6,665,053	(1)	$50.11	18,491,620	(2)
Equity compensation plans not approved by security holders(3)	762,909		$35.09	—

Total	7,427,962		$48.34	18,491,620

(1)	Consists of stock options, restricted stock units, deferred stock units and performance units granted under the Omnibus Stock Plan and the Third Amended and Restated 2005 Omnibus Stock Plan. Effective February 17, 2005, no further grants can be made under the Omnibus Stock Plan. The number of performance units reflects the maximum payout of 1.5 shares that could be issued for each performance unit granted.

(2)	Includes 6,623,352 shares available for future issuance under the 2010 Employee Stock Purchase Plan.

(3)	Consists of awards granted under the 2000 Stock Option Plan. Effective February 17, 2005, no further grants can be made under the 2000 Stock Option Plan.

(4)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, deferred stock units and performance units, which have no exercise price.

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

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Proposal Three—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2012, 2011 and 2010 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule
II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 12, 2010. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2011, File No. 1-7598).

Exhibit Number	Description
10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective for any person assuming such position on or after October 1, 2011) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2011, File No. 1-7598).
10.7†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.8†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective for any person assuming such position on or after October 1, 2011) (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed on October 4, 2011, File No. 1-7598).
10.9†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.10†	Form of Registrant’s Change in Control Agreement for Key Employees (effective for any person assuming such position on or after October 1, 2011) (incorporated by reference to Exhibit No. 10.11 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2011, File No. 1-7598).
10.11†	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 26, 2008, File No. 1-7598).
10.12	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.13	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.14	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.15	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.16†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

Exhibit Number	Description
10.17†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.18†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.19†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.20†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.21†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 15, 2012.
10.22†	Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.23†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.24†	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.25†	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement (for use in Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.26†*	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement (for use outside of U.S. except for Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.
10.27†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.28†	Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.29†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.30†	Form of Registrant’s Non-Employee Grant Agreement for Deferred Stock Units (for use in Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

Exhibit Number	Description
10.31†*	Form of Registrant’s Non-Employee Grant Agreement for Deferred Stock Units (for use outside of U.S. except for Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.
10.32++	Credit Agreement, dated April 27, 2012, among the Registrant, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 29, 2012, File No. 1-7598).
10.33	Confirmation dated February 23, 2011 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.41 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).
10.34++	Confirmation dated August 25, 2011 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.42 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).
10.35	Loan and Security Agreement between California Proton Treatment Center, LLC, ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.44 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).
10.36	Revenue Sharing Agreement between ORIX Proton San Diego, LLC and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.45 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).
21*	List of Subsidiaries as of November 1, 2012.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010; (ii) Consolidated Balance Sheets at September 28, 2012 and September 30, 2011; (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010;

(iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010; and (iv) Notes to Consolidated Financial Statements for fiscal year ended September 28, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2012

VARIAN MEDICAL SYSTEMS, INC.

By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DOW R. WILSON Dow R. Wilson	President and Chief Executive Officer and Director (Principal Executive Officer)	November 21, 2012

/s/ ELISHA W. FINNEY Elisha W. Finney	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 21, 2012

/s/ CLARENCE R. VERHOEF Clarence R. Verhoef	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 21, 2012

/s/ RICHARD M. LEVY Richard M. Levy	Chairman of the Board	November 21, 2012

/s/ TIMOTHY E. GUERTIN Timothy E. Guertin	Vice Chairman of the Board	November 21, 2012

/s/ SUSAN L. BOSTROM Susan L. Bostrom	Director	November 19, 2012

/s/ JOHN SEELY BROWN John Seely Brown	Director	November 21, 2012

/s/ R. ANDREW ECKERT R. Andrew Eckert	Director	November 21, 2012

/s/ DAVID J. ILLINGWORTH David J. Illingworth	Director	November 21, 2012

/s/ MARK R. LARET Mark R. Laret	Director	November 21, 2012

/s/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Director	November 21, 2012

/s/ ERICH R. REINHARDT, PH.D. Erich R. Reinhardt, Ph.D.	Director	November 21, 2012

/s/ VENKATRAMAN THYAGARAJAN Venkatraman Thyagarajan	Director	November 21, 2012

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-Offs/ Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2012	Allowance for doubtful accounts receivable	$6,034	$10,350	$1,998	$14,386
2011	Allowance for doubtful accounts receivable	$4,209	$2,514	$689	$6,034
2010	Allowance for doubtful accounts receivable	$4,347	$1,319	$1,457	$4,209

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In thousands)
2012	Valuation allowance for deferred tax assets	$46,924	$0	$1,173	$45,751
2011	Valuation allowance for deferred tax assets	$38,456	$8,642	$174	$46,924
2010	Valuation allowance for deferred tax assets	$35,429	$3,071	$44	$38,456

EXHIBIT INDEX

Exhibit Number	Description
2	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
3.2	Registrant’s By-Laws, as amended, effective November 12, 2010. (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K/A Current Report filed as of November 17, 2010, File No. 1-7598).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.2†	Registrant’s Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).
10.3†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.4†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2011, File No. 1-7598).
10.5†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.6†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (effective for any person assuming such position on or after October 1, 2011) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2011, File No. 1-7598).
10.7†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).
10.8†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (effective for any person assuming such position on or after October 1, 2011) (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed on October 4, 2011, File No. 1-7598).
10.9†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2006, File No. 1-7598).

Exhibit Number	Description
10.10†	Form of Registrant’s Change in Control Agreement for Key Employees (effective for any person assuming such position on or after October 1, 2011) (incorporated by reference to Exhibit No. 10.11 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2011, File No. 1-7598).
10.11†	Form of Amendment to the Change in Control Agreement for Chief Executive Officer, Senior Executives (Chief Financial Officer and General Counsel), Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) and Key Employees (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 26, 2008, File No. 1-7598).
10.12	Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).
10.13	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.14	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.15	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).
10.16†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).
10.17†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).
10.18†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).
10.19†	Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).
10.20†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).
10.21†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 15, 2012.
10.22†	Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

Exhibit Number	Description
10.23†	Form of Registrant’s Nonqualified Stock Option Agreement for Officers under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.24†	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.25†	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement (for use in Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.26†*	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement (for use outside of U.S. except for Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.
10.27†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.28†	Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.29†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.30†	Form of Registrant’s Non-Employee Grant Agreement for Deferred Stock Units (for use in Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).
10.31†*	Form of Registrant’s Non-Employee Grant Agreement for Deferred Stock Units (for use outside of U.S. except for Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.
10.32++	Credit Agreement, dated April 27, 2012, among the Registrant, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 29, 2012, File No. 1-7598).
10.33	Confirmation dated February 23, 2011 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.41 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).
10.34++	Confirmation dated August 25, 2011 by and between the Registrant and Bank of America, N.A. (incorporated by reference to Exhibit No. 10.42 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).
10.35	Loan and Security Agreement between California Proton Treatment Center, LLC, ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.44 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).

Exhibit Number	Description
10.36	Revenue Sharing Agreement between ORIX Proton San Diego, LLC and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.45 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).
21*	List of Subsidiaries as of November 1, 2012.
23*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010; (ii) Consolidated Balance Sheets at September 28, 2012 and September 30, 2011; (iii) Consolidated Statements of Cash Flows for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010; (iv) Consolidated Statements of Stockholders’ Equity and Comprehensive Earnings for the fiscal years ended September 28, 2012, September 30, 2011 and October 1, 2010; and (iv) Notes to Consolidated Financial Statements for fiscal year ended September 28, 2012.