Form 10-Q/A
period 2012-06-29
VARIAN MEDICAL SYSTEMS INC
filed 2012-12-18
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Varian Medical Systems, Inc. (the “Company”) is amending Part II, Item 6 of its Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012 (the “Form 10-Q”) for the purpose of re-filing Exhibit 10.1 to the Form 10-Q to reflect confidential treatment granted with respect to such exhibit.

PART II

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
10.1	Credit Agreement, dated April 27, 2012, among the Registrant, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Agreement”).++
15.1*	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†*	XBRL Instance Document
101.SCH†*	XBRL Taxonomy Extension Schema Document
101.CAL†*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended June 29, 2012 and July 1, 2011; (ii) Condensed Consolidated Balance Sheets at June 29, 2012 and September 30, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2012 and July 1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended June 29, 2012 and July 1, 2011.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, as filed with the Securities and Exchange Commission on August 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC. (Registrant)

Dated: December 17, 2012	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer (Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Credit Agreement, dated April 27, 2012, among the Registrant, each lender from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “Agreement”).++
15.1*	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†*	XBRL Instance Document
101.SCH†*	XBRL Taxonomy Extension Schema Document
101.CAL†*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended June 29, 2012 and July 1, 2011; (ii) Condensed Consolidated Balance Sheets at June 29, 2012 and September 30, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended June 29, 2012 and July 1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements for the three and nine months ended June 29, 2012 and July 1, 2011.
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2012, as filed with the Securities and Exchange Commission on August 7, 2012.

5