Form 10-Q
period 2012-12-28
VARIAN MEDICAL SYSTEMS INC
filed 2013-02-05
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,113,201 shares of common stock, par value $1 per share, outstanding as of January 25, 2013.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended December 28, 2012

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	December 28, 2012	December 30, 2011
Revenues:
Product	$491,673	$456,797
Service contracts and other	186,725	168,541

Total revenues	678,398	625,338

Cost of revenues:

Product	297,654	275,003
Service contracts and other	89,656	81,576

Total cost of revenues	387,310	356,579

Gross margin	291,088	268,759

Operating expenses:
Research and development	47,117	43,765
Selling, general and administrative	106,481	96,075

Total operating expenses	153,598	139,840

Operating earnings	137,490	128,919
Interest income	1,539	1,150
Interest expense	(866)	(829)

Earnings before taxes	138,163	129,240
Taxes on earnings	42,880	39,006

Net earnings	$95,283	$90,234

Net earnings per share—basic	$0.87	$0.80

Net earnings per share—diluted	$0.86	$0.79

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—basic	109,298	112,267

Weighted average shares outstanding—diluted	111,144	114,370

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended
(In thousands)	December 28, 2012	December 30, 2011
Net earnings	$95,283	$90,234

Other comprehensive earnings (loss), net of tax:

Defined benefit pension and post-retirement benefit plans:
Plan curtailment	0	91
Amortization of prior service cost included in net periodic benefit cost, net of tax effects of $5 and $5	36	36
Amortization of net actuarial loss included in net periodic benefit cost, net of tax effects of $132 and $129	564	513

	600	640

Unrealized gain on derivatives:
Increase (decrease) in unrealized gain, net of tax effects of $106 and $40	177	(67)
Reclassification adjustments, net of tax effects of $285 and $25	(475)	42

	(298)	(25)

Currency translation adjustment	4,916	(4,928)

Other comprehensive earnings (loss)	5,218	(4,313)

Comprehensive earnings	$100,501	$85,921

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	December 28, 2012	September 28, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$755,489	$704,570
Short-term investment	51,804	49,709
Accounts receivable, net of allowance for doubtful accounts of $18,200 at December 28, 2012 and $14,386 at September 28, 2012	637,473	691,806
Inventories	499,616	457,869
Prepaid expenses and other current assets	168,017	150,775
Deferred tax assets	115,914	115,786

Total current assets	2,228,313	2,170,515

Property, plant and equipment, net	298,533	296,592
Goodwill	223,914	222,242
Other assets	187,804	189,377

Total assets	$2,938,564	$2,878,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$145,172	$180,736
Accrued expenses	306,785	336,568
Product warranty	50,705	52,799
Deferred revenues	132,881	130,883
Advance payments from customers	396,229	380,545
Short-term borrowings	200,000	155,000

Total current liabilities	1,231,772	1,236,531
Long-term debt	6,250	6,250
Other long-term liabilities	123,654	126,169

Total liabilities	1,361,676	1,368,950

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	0	0
Common stock of $1 par value: 189,000 shares authorized; 109,322 and 109,407 shares issued and outstanding at December 28, 2012 and at September 28, 2012, respectively	109,322	109,407
Capital in excess of par value	609,246	563,875
Retained earnings	909,723	893,115
Accumulated other comprehensive loss	(51,403)	(56,621)

Total stockholders’ equity	1,576,888	1,509,776

Total liabilities and stockholders’ equity	$2,938,564	$2,878,726

(1)	The condensed consolidated balance sheet as of September 28, 2012 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net earnings	$95,283	$90,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	10,163	10,501
Tax benefits from exercises of share-based payment awards	5,321	(485)
Excess tax benefits from share-based compensation	(4,937)	(1,227)
Depreciation	15,840	13,086
Amortization of intangible assets	1,116	900
Deferred taxes	4,150	(98)
Provision for doubtful accounts receivable	3,769	2,008
Income on equity investment in affiliate	(179)	(919)
Other	(1,108)	(121)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	53,119	38,241
Inventories	(41,015)	(30,571)
Prepaid expenses and other current assets	(14,627)	(39,095)
Accounts payable	(33,358)	(24,836)
Accrued expenses	(33,494)	(19,504)
Deferred revenues	1,998	(1,308)
Product warranty	(2,468)	(1,109)
Advance payments from customers	15,459	19,068
Other long-term liabilities	(3,151)	(1,430)

Net cash provided by operating activities	71,881	53,335

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,004)	(7,756)
Investment in debt security	(1,384)	(6,084)
Acquisition of businesses, net of cash acquired	0	(9,832)
Contribution to deferred compensation plan (“DCP”) trust account	(2,120)	(2,278)
Note repayment from affiliate and other, net	0	3,360
Other	(465)	55

Net cash used in investing activities	(23,973)	(22,535)

Cash flows from financing activities:
Repurchases of common stock	(103,551)	0
Proceeds from issuance of common stock to employees	58,929	19,377
Excess tax benefits from share-based compensation	4,937	1,227
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(4,402)	(33)
Net borrowings (repayments) under line of credit agreements	45,000	(6,400)
Repayments of bank borrowings	0	(3,626)
Other	(25)	(23)

Net cash provided by financing activities	888	10,522

Effects of exchange rate changes on cash and cash equivalents	2,123	538

Net increase in cash and cash equivalents	50,919	41,860

Cash and cash equivalents at beginning of period	704,570	564,457

Cash and cash equivalents at end of period	$755,489	$606,317

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy. The Company also designs, manufactures, sells and services x-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography and industrial applications. It designs, manufactures, sells and services linear accelerators, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2012 (the “2012 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of December 28, 2012 and September 28, 2012, results of operations for the three months ended December 28, 2012 and December 30, 2011, and cash flows for the three months ended December 28, 2012 and December 30, 2011. The results of operations for the three months ended December 28, 2012 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2013 is the 52-week period ending September 27, 2013, and fiscal year 2012 was the 52-week period that ended on September 28, 2012. The fiscal quarters ended December 28, 2012 and December 30, 2011 were both 13-week periods.

Principles of Consolidation

The condensed consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 210, “Balance Sheet.” This amendment enhances disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The amendment requires disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The amendment will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment became effective for the Company beginning in the first quarter of fiscal year 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2011, the FASB amended ASC 220, “Comprehensive Income.” This amendment requires companies to present the components oe taf net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance, which must be applied retroactively, became effective for the Company in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

2. BALANCE SHEET COMPONENTS:

(In millions)	December 28, 2012	September 28, 2012
Short-term Investment:
Debt security:
Amortized cost	$51.8	$49.7
Unrealized gain (loss)	0	0

Fair value	$51.8	$49.7

The short-term investment, which represents a loan to California Proton Treatment Center, LLC (“CPTC”), is classified as an available-for-sale debt security. See Note 15, “Variable Interest Entity.”

(In millions)	December 28, 2012	September 28, 2012
Inventories:
Raw materials and parts	$255.0	$237.3
Work-in-progress	94.1	75.6
Finished goods	150.5	145.0

Total inventories	$499.6	$457.9

(In millions)	December 28, 2012	September 28, 2012
Other long-term liabilities:
Long-term income taxes payable	$41.3	$40.6
Other	82.4	85.6

Total other long-term liabilities	$123.7	$126.2

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at December 28, 2012:
Money market funds	$57.9	$0.0	$0.0	$57.9
Option to purchase a company	0.0	0.0	1.4	1.4
Derivative assets	0.0	2.6	0.0	2.6
Debt security	0.0	0.0	51.8	51.8

Total assets measured at fair value	$57.9	$2.6	$53.2	$113.7

Liabilities at December 28, 2012:
Derivative liabilities	$0.0	$(1.2)	$0.0	$(1.2)
Contingent consideration	0.0	0.0	(8.2)	(8.2)

Total liabilities measured at fair value	$0.0	$(1.2)	$(8.2)	$(9.4)

Assets at September 28, 2012:
Money market funds	$45.7	$0.0	$0.0	$45.7
Option to purchase a company	0.0	0.0	1.4	1.4
Derivative assets	0.0	0.8	0.0	0.8
Debt security	0.0	0.0	49.7	49.7

Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6

Liabilities at September 28, 2012:
Contingent consideration	$0.0	$0.0	$(8.8)	$(8.8)

Total liabilities measured at fair value	$0.0	$0.0	$(8.8)	$(8.8)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at December 28, 2012:
Cash and cash equivalents	$54.7	$0.0	$0.0	$54.7
Short-term investment	0.0	0.0	51.8	51.8
Prepaid expenses and other current assets	0.0	2.6	0.0	2.6
Other assets	3.2	0.0	1.4	4.6

Total assets measured at fair value	$57.9	$2.6	$53.2	$113.7

Liabilities at December 28, 2012:
Accrued liabilities	$0.0	$(1.2)	$(1.7)	$(2.9)
Other long-term liabilities	0.0	0.0	(6.5)	(6.5)

Total liabilities measured at fair value	$0.0	$(1.2)	$(8.2)	$(9.4)

Assets at September 28, 2012:
Cash and cash equivalents	$44.6	$0.0	$0.0	$44.6
Short-term investment	0.0	0.0	49.7	49.7
Prepaid expenses and other current assets	0.0	0.8	0.0	0.8
Other assets	1.1	0.0	1.4	2.5

Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6

Liabilities at September 28, 2012:
Accrued liabilities	$0.0	$0.0	$(1.6)	$(1.6)
Other long-term liabilities	0.0	0.0	(7.2)	(7.2)

Total liabilities measured at fair value	$0.0	$0.0	$(8.8)	$(8.8)

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

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a Monte Carlo simulation model with key assumptions that include estimated sales units of an acquired business during the earn-out period and estimated discount rates corresponding to the periods of expected payments. For the acquisition of Calypso Medical Technologies, Inc. (“Calypso”), the estimated sales units used in the Monte Carlo simulation model ranged from 69 to 193 units during the earn-out period. The estimated discount rates used ranged from 0.13% to 0.42%. For the acquisition of InfiMed, Inc. (“InfiMed”), the estimated sales units used in the risk-neutral Monte Carlo simulation model ranged from 171 to 299 units per quarter during the earn-out period. Since the analysis of the InfiMed contingent consideration liability was performed in a risk-neutral option pricing framework, the estimated discount rates used ranged

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

from 1.37% to 1.75%, based on U.S. Treasury rates that correspond to the terms of the expected payments and an estimate of the Company’s counter-party risk. If the estimated sales units were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates used were to increase or decrease, the fair value of the contingent consideration would decrease or increase, respectively.

The value of the Company’s Level 3 debt security is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, the Company does not increase the fair value above its par value as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value. If the estimated discount rates used were to increase or decrease, the fair value of the debt security would decrease or increase, respectively.

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Debt Security	Contingent Consideration	Option to Purchase a Company
Balance at September 28, 2012	$49.7	$(8.8)	$1.4
Purchases(1)	2.1	0.0	0.0
Settlements(2)	0.0	0.3	0.0
Change in fair value	0.0	0.3	0.0
Balance at December 28, 2012	$51.8	$(8.2)	$1.4

(1)	Amounts reported under “Contingent Consideration” represent additions to contingent consideration liabilities as a result of acquisitions of businesses.
(2)	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three months ended December 28, 2012 or the three months ended December 30, 2011. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Fair Value of Other Financial Instruments

The fair values of certain of the Company’s financial instruments that are not measured at fair value, including bank deposits, short-term borrowings, accounts payable and accounts receivable, net of allowance for doubtful accounts, approximate their carrying amounts due to their short maturities.

As of both December 28, 2012 and September 28, 2012, the fair value of the Company’s long-term debt was $6.8 million with a carrying value of $6.3 million. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. The fair value of the long-term debt was categorized as Level 2 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

A financing receivable is a contractual right to receive money, on demand or on fixed or determinable dates, that is recognized as an asset in the creditor’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and the related allowance for doubtful accounts, and short-term investment, are presented in the following table:

(In millions)	December 28, 2012	September 28, 2012
Accounts receivable with contractual maturities of more than one year:
Gross amount	$28.8	$29.9
Allowance for doubtful accounts	(3.2)	(3.0)

Net amount	$25.6	$26.9

Amount past due	$3.4	$4.3

Short-term investment:
Total short-term investment[1]	$51.8	$49.7

Amount past due	$0.0	$0.0

[1]	Represents a loan to CPTC. See Note 15, “Variable Interest Entity.”

During the three months ended December 28, 2012, the Company sold $0.6 million of accounts receivable with contractual maturities of more than one year.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	December 28, 2012	September 28, 2012
Intangible Assets:
Acquired existing technology	$36.5	$36.3
Patents, licenses and other	28.4	28.1
Customer contracts and supplier relationship	10.9	10.9
Accumulated amortization	(49.8)	(48.5)

Net carrying amount	$26.0	$26.8

Amortization expense for intangible assets was $1.1 million and $0.9 million for the three months ended December 28, 2012 and December 30, 2011, respectively. The Company estimates amortization expense on a straight-line basis for the remaining nine months of fiscal year 2013, fiscal year 2014, fiscal year 2015, fiscal year 2016, fiscal year 2017 and thereafter, will be as follows (in millions): $3.2, $6.3, $4.9, $2.4 and $9.2, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at September 28, 2012	$132.0	$17.0	$73.2	$222.2
Foreign currency translation adjustments	0.0	0.0	1.7	1.7

Balance at December 28, 2012	$132.0	$17.0	$74.9	$223.9

6. RELATED PARTY TRANSACTIONS

VMS has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager® (“OBI”), and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net losses were to be allocated to the members, in succession, until their capital accounts equaled zero, then to the members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were initially to be allocated to the members, in succession, until their capital accounts equaled the net losses previously allocated, then to the members in accordance with their ownership interests.

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income on the equity investment in dpiX Holding of $0.2 million and $0.9 million in the three months ended December 28, 2012 and December 30, 2011, respectively. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $46.9 million at December 28, 2012 and $45.5 million at September 28, 2012.

VMS entered into a loan agreement with dpiX in February 2009, which was amended in December 2011. Under this loan agreement, VMS loaned $8.8 million to dpiX. The loan bore interest at prime plus 1% per annum according to a quarterly schedule. The principal amount, together with accrued and unpaid interest, was due and paid in two installments in December 2011 and July 2012.

During the three months ended December 28, 2012 and December 30, 2011, the Company purchased glass transistor arrays from dpiX totaling approximately $10.8 million and $5.4 million, respectively. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

7. CREDIT FACILITY

On April 27, 2012, VMS entered into a five-year credit agreement with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables the Company to borrow and have outstanding at any given time up to a maximum of $300 million. The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The Company also has the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is collateralized, subject to certain limitations on the amount collateralized, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of December 28, 2012, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations entered into by the Company with a lender under the 2012 Credit Facility are also collateralized by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of December 28, 2012, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes. The 2012 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA” ) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. The Company also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility bear interest at the base rate plus the then applicable margin for base rate loans. The Company may prepay, reduce or terminate the commitments without penalty. At December 28, 2012, a total of $200 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.46%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum cash flow coverage. The Company was in compliance with all covenants under the 2012 Credit Facility for the three months ended December 28, 2012.

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

The Amended BofA Credit Facility contained customary affirmative and negative covenants for facilities of this type. The Company also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. The Company was in compliance with all covenants under the Amended BofA Credit Facility for the three months ended December 30, 2011.

In addition, VMS KK has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire on February 28, 2013. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of December 28, 2012, there was no outstanding balance under the Sumitomo Credit Facility.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	December 28, 2012	September 28, 2012	Balance Sheet	December 28, 2012	September 28, 2012
(In millions)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.6	$0.8	Accrued liabilities	$(1.2)	$0.0
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	1.0	0	Accrued liabilities	0	0

Total derivatives		$2.6	$0.8		$(1.2)	$0.0

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s 2012 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contacts are entered into several times a quarter and range from one to 13 months. As of December 28, 2012, the foreign currency forward contracts range from one to 13 months in maturity.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, “Derivatives and Hedging,” pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts excluded from the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three months ended December 28, 2012 and December 30, 2011, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of December 28, 2012, all forecasted cash flows were still probable to occur. As of September 28, 2012, net unrealized gain on derivative instruments before tax, of $0.9 million, was included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. As of December 28, 2012, net unrealized gain on derivative instruments of $0.4 million, before tax, was included in “Accumulated other comprehensive loss,” and is expected to be reclassified to earnings over the 12 months that follow.

The Company had the following outstanding foreign currency forward contracts that were designated as cash flow hedges:

Notional Value Sold
(In millions)	December 28, 2012
Euro	$62.1
Japanese yen	16.1

Totals	$78.2

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended			Three Months Ended
(In millions)	December 28, 2012	December 30, 2011		December 28, 2012	December 30, 2011
Foreign exchange contracts	$0.3	$(0.1)	Revenues	$0.8	$(0.1)

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) originally designated as cash flow hedges (primarily in Japanese yen) and were subsequently de-designated when the forecasted revenues were recognized:

	At December 28, 2012
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$24.2	$0.0
British pound	0.0	2.6
Canadian dollar	6.7	0.0
Euro	188.8	0.0
Indian rupee	5.3	0.0
Japanese yen	80.3	0.0
Norwegian krone	5.6	0.0
Swedish krona	8.8	0.0
Swiss franc	0.0	70.3

Totals	$319.7	$72.9

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain Recognized in Earnings on Derivative	Amount of Gain Recognized in Net Earnings on Derivative
	Three Months Ended
(In millions)	December 28, 2012	December 30, 2011
Selling, general and administrative expenses	$2.5	$1.7

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s default on its borrowings, and deterioration of creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of December 28, 2012 and December 30, 2011, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 28, 2012	December 30, 2011
Accrued product warranty, at beginning of period	$52.8	$50.1
Charged to cost of revenues	11.8	11.2
Actual product warranty expenditures	(13.9)	(12.8)

Accrued product warranty, at end of period	$50.7	$48.5

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

The Company spent $0.2 million and $0.3 million (net of amounts borne by VI and VSEA) during the three months ended December 28, 2012 and December 30, 2011, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of December 28, 2012, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.0 million to $9.4 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of December 28, 2012. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.0 million for these cleanup projects as of December 28, 2012. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of December 28, 2012, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.1 million to $35.4 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of December 28, 2012. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $12.9 million at December 28, 2012. Accordingly, the Company has accrued $9.7 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.0 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables from that insurer amounted to $2.4 million at December 28, 2012 and $2.6 million at September 28, 2012, with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters include, as of December 28, 2012, a patent infringement lawsuit initiated in 2007 by the University of Pittsburgh regarding the Company’s Real-time Position Management™ (“RPM”) technology. On or about December 21, 2011, the trial court presiding over the litigation entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. The remaining issues in the litigation were then trifurcated by the trial court, and in the proceedings the jury found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $37 million in actual damages and (iii) that the subject patent was valid. In an order dated April 25, 2012, the court enhanced damages by doubling them to approximately $74 million. In addition, the court assessed prejudgment interest to the damages award in the amount of approximately $13 million. In an order dated May 25, 2012, the court assessed damages for the period from the last time sales information was updated in the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

litigation, i.e., March 2011, until judgment, of approximately $3 million, which was doubled to approximately $6 million. Attorneys’ fees of approximately $9 million will also be added to the judgment. The court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. The Company has appealed the findings against it and believes that it has valid reasons for the judgment to be reversed.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss. As of December 28, 2012, the Company had accrued an aggregate of approximately $5.6 million of such losses with respect to ongoing proceedings, including the University of Pittsburgh proceeding. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a range of reasonably possible losses in excess of the amounts accrued with respect to such matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

Restructuring Charges

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualified employees during the first quarter of fiscal year 2013. Approximately 85 employees accepted the voluntary retirement program. The Company incurred restructuring charges of approximately $4.1 million and made cash payments of approximately $0.2 million during the first quarter of fiscal year 2013. For employees retiring in the second quarter of fiscal year 2013, the Company expects to recognize an additional approximately $2.5 million in restructuring charges in the second quarter of fiscal year 2013. No restructuring charges are expected to be incurred beyond the second quarter of fiscal year 2013 in relation to this program.

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended
(In thousands)	December 28, 2012	December 30, 2011
Defined Benefit Plans
Service cost	$1,229	$1,109
Interest cost	1,320	1,344
Plan Curtailment	0	(161)
Expected return on plan assets	(1,440)	(1,331)
Amortization of prior service cost	40	40
Recognized actuarial loss	682	621

Net periodic benefit cost	$1,831	$1,622

Post-Retirement Benefit Plans
Interest cost	$40	$55
Amortization of prior service cost	1	1
Recognized actuarial (gain) loss	15	21

Net periodic benefit cost	$56	$77

The Company made contributions to the defined benefit plans of $6.3 million during the three months ended December 28, 2012. The Company currently expects total contributions to the defined benefit plans for fiscal year 2013 will be approximately $11.1 million. The Company made contributions to the post-retirement benefit plans of $0.1 million during the three months ended December 28, 2012. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2013 will be approximately $0.5 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

11. INCOME TAXES

The Company’s effective tax rate was 31.0% for the three months ended December 28, 2012, compared to 30.2% for the same period of fiscal year 2012. The increase in the Company’s effective tax rate for the three-month period ended December 28, 2012 was primarily due to a shift in the geographic mix of earnings.

On January 2, 2013, President Obama signed into law The American Taxpayer Relief Act of 2012, which reinstated the federal research and development credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the reinstatement of the research and development credit, which is not expected to have a material impact, the Company expects to recognize a tax benefit during the second quarter of fiscal year 2013 for the retroactive application of the tax credit as well as an ongoing benefit for the remainder of calendar year 2013 beginning in the second quarter of fiscal year 2013.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the three months ended December 28, 2012; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of statutes of limitation in various jurisdictions.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 25, 2011, the Company entered into an accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. The remaining $37.5 million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value” in the Consolidated Balance Sheet at September 28, 2012. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period ended in February 2012 and the Company received an additional 375,449 shares of VMS common stock upon the settlement of the August 2011 Repurchase Agreement. The market value of the shares received of $25 million was included in “Capital in excess of par value” at September 28, 2012.

In August 2012, the VMS Board of Directors authorized the repurchase of 8 million shares of VMS common stock from September 29, 2012 through December 31, 2013. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. The Company repurchased a total of 1,500,000 shares of VMS common stock during the three months ended December 28, 2012. As of December 28, 2012, 6,500,000 shares of VMS common stock remained available for repurchase under this repurchase authorization. All shares that were repurchased have been retired.

During the three months ended December 30, 2011, the Company did not repurchase any VMS common stock.

13. EMPLOYEE STOCK PLANS

In February 2012, VMS’s stockholders approved the further amendment of the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan and its restatement as the Third Amended and Restated 2005 Omnibus Stock Plan (the “Third Amended 2005 Plan”) to (i) increase the number of shares available for grant under the plan by 6,000,000 shares, (ii) change the number of shares counted against the available-for-grant limit from 2.5 shares to 2.6 shares for every one share issued in connection with awards other than stock options and stock appreciation rights on a go-forward basis and (iii) extend the term of the Third Amended 2005 Plan until November 11, 2021.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The table below summarizes the share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended
(In thousands)	December 28, 2012	December 30, 2011
Cost of revenues—Product	$1,111	$997
Cost of revenues—Service contracts and other	363	462
Research and development	1,739	1,532
Selling, general and administrative	6,950	7,510
Taxes on earnings	(3,169)	(3,341)

Net decrease in net earnings	$6,994	$7,160

During the three months ended December 28, 2012, total share-based compensation expense recognized in earnings before taxes was $10.2 million and the total related recognized tax benefit was $3.2 million. During the three months ended December 30, 2011, total share-based compensation expense recognized in earnings before taxes was $10.5 million and the total related recognized tax benefit was $3.3 million.

Total share-based compensation expense capitalized as part of inventory was $0.9 million for the three months ended December 28, 2012 and $0.8 million for the three months ended December 30, 2011.

During the three months ended December 28, 2012, the Company granted performance units to certain employees under the Third Amended 2005 Plan (before and after its amendment and restatement). The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are generally forfeited at the time of termination.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 28, 2012	December 30, 2011
Employee Stock Option Plans
Expected term (in years)	4.76	4.63
Risk-free interest rate	0.6%	0.8%
Expected volatility	32.4%	37.1%
Expected dividend	0.0%	0.0%
Weighted average fair value at grant date	$19.76	$18.62

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 28, 2012	December 30, 2011
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.2%	0.1%
Expected volatility	19.3%	23.5%
Expected dividend	0.0%	0.0%
Weighted average fair value at grant date	$13.45	$12.82

Activity under the Company’s employee stock plans is presented below:

(In thousands, except per share amounts)	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 28, 2012	11,868	6,459	$48.34
Granted (1)	(1,918)	560	68.84
Cancelled or expired (2)	12	(2)	55.82
Exercised	0	(1,167)	44.53

Balance at December 28, 2012	9,962	5,850	$51.05	3.7	$108,669

Exercisable at December 28, 2012		4,695	$48.16	3.1	$100,784

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

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $69.62 as of December 28, 2012, that last trading date of the first quarter of fiscal year 2013, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of December 28, 2012, there was $16.7 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2012	945	$57.30
Granted	488	70.37
Vested	(184)	57.94
Cancelled or expired	(4)	56.69

Balance at December 28, 2012	1,245	$62.33

As of December 28, 2012, unrecognized compensation expense totaling $52.5 million was related to restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	December 28, 2012	December 30, 2011
Net earnings	$95,283	$90,234

Weighted average shares outstanding—basic	109,298	112,267
Dilutive effect of potential common shares	1,846	2,103

Weighted average shares outstanding—diluted	111,144	114,370

Net earnings per share—basic	$0.87	$0.80

Net earnings per share—diluted	$0.86	$0.79

Anti-dilutive employee share-based awards, excluded	1,095	690

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

15. VARIABLE INTEREST ENTITY

During fiscal year 2011, the Company entered into a number of agreements with CPTC, a variable interest entity that was established to finance and operate the Scripps Proton Therapy Center in San Diego, California. CPTC has raised approximately $60 million in equity and has received a $165.3 million loan facility, in which, as described below, the Company participates, to finance the construction and start-up operations of this center. Scripps Clinic Medical Group, Inc. (“Scripps”) will be responsible for the clinical operations of the Scripps Proton Therapy Center, which is scheduled to open in calendar year 2013.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized under this service agreement. In addition, in September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of December 28, 2012, the Company had loaned $51.8 million (including accrued interest) of its $115.3 million commitment, which is reported as a current asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

The loan, which matures in September 2015, bears interest at the London Interbank Offer Rate (“LIBOR”) plus 6.25% per annum with a minimum interest rate of 8.25% per annum. The loan can be extended for two additional one-year terms at the election of CPTC during which extensions interest will accrue at LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments are due monthly in arrears until July 1, 2014, at which time monthly payments based on amortization of the principal balance over a 15-year period at an interest rate of 8.25% become due and payable. If all or a portion of the principal is repaid on or before July 1, 2014, interest that would have been payable had the principal not been repaid early is due and payable. The Company, as one of the lenders, is entitled to certain fees, including a commitment fee of 1.5% of the loan facility commitment amount and an exit fee of 1% of the amount of principal paid, whether as a result of prepayment or maturity. The loan facility is collateralized by all of the assets of the Scripps Proton Therapy Center. In connection with the loan facility, the Company’s subsidiary also shares 4% of the gross revenues of the Scripps Proton Therapy Center for 35 years. The Company’s subsidiary’s right of revenue sharing may be reduced upon the sale of a portion of the Company’s loan and will be reduced to an amount not to exceed 1% of the gross revenues of the Scripps Proton Therapy Center upon repayment of the first $71 million of the Company’s loan amount. The Company has not sold any portion of its loan to date.

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

As of December 28, 2012, in addition to the $51.8 million loan to CPTC, the Company has recorded $34 million in accounts receivable from CPTC. As of September 28, 2012, the outstanding loan balance to CPTC was $49.7 million and the accounts receivable balance from CPTC was $30.7 million. The Company’s exposure to loss as a result of its involvement with CPTC is limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

16. STRATEGIC ARRANGEMENT

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. The Company will also pay for additional licenses beyond the minimum quantities set forth in the agreement. As of December 28, 2012, no amount related to achievement of product development milestones was payable under this agreement.

In addition, pursuant to this agreement, the Company represents Siemens diagnostic imaging products to radiation oncology clinics in most international markets and, since November 2012 in North America. Siemens in turn represents the Company’s

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon regions. This agreement also provides a framework for both companies to explore opportunities to co-develop new imaging and treatment solutions in the future.

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

The following table summarizes selected operating results information for each business segment:

(In millions)	December 28, 2012	December 30, 2011
Revenues
Oncology Systems	$524	$487
X-ray Products	133	113

Total reportable segments	$657	$600
Other	21	25

Total company	$678	$625

Operating Earnings (Loss)
Oncology Systems	$120	$112
X-ray Products	34	27

Total reportable segments	$154	$139
Other	(11)	(10)
Corporate	(6)	0

Total company	$137	$129

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of December 28, 2012 and the related condensed consolidated statements of earnings, the condensed consolidated statements of comprehensive earnings and the condensed consolidated statements of cash flows for the three-month periods ended December 28, 2012 and December 30, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 28, 2012, and the related consolidated statements of earnings, of stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated November 21, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 28, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/S/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, CA

February 5, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

Revenues increased 8% and operating earnings increased 7% in the first quarter of fiscal year 2013, compared to the first quarter of fiscal year 2012. First quarter fiscal year 2013 operating earnings included a restructuring charge of $4.1 million related to an enhanced retirement program. Gross margin decreased 0.1 percentage points in the first quarter of fiscal year 2013 from the year-ago quarter. However, net earnings per diluted share increased 9% and the number of weighted average shares outstanding on a diluted basis decreased from the year-ago quarter primarily due to repurchases of shares of VMS common stock.

Net orders for Oncology Systems decreased in the first quarter of fiscal year 2013 from the year-ago quarter, while X-ray Products net orders increased. Including $142 million in Varian Particle Therapy (“VPT”) backlog, our backlog at December 28, 2012 was 11% higher than at the end of the first quarter of fiscal year 2012. Our cash and cash equivalents were $755 million at the end of the first quarter of fiscal year 2013 and our short-term borrowings and long-term debt totaled $206 million.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we offer; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. We have recently seen a greater percentage of Oncology Systems net orders and revenues coming from emerging markets within our international region, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of net orders and revenues will generally continue and may negatively impact Oncology Systems’ gross margin. We do not know what impact the Affordable Health Care for America Act (the “Affordable Care Act”) will have on long-term growth or demand for our products and services. In accordance with the Affordable Care Act, in the second quarter of fiscal year 2013, we will begin to account for the 2.3% medical excise tax on sales of most medical devices (including our Oncology Systems’ products), which may have a negative impact on our gross margin and may lead our customers to reduce their orders for our products. In addition, the U.S. Centers for Medicare and Medicaid Services (“CMS”) reduced reimbursement rates for radiation therapy in free-standing clinics in the United States for calendar year 2013. In the past, we have seen our customers’ decision-making process complicated by the uncertainties surrounding healthcare reform and reimbursement rates for radiotherapy and radiosurgery in the United States, and we expect this will continue. During the first quarter of fiscal year 2013, we announced the EDGETM radiosurgery suite, a combination of products for performing advanced radiosurgery using new real-time tumor tracking technology and motion management capabilities. Towards the end of the quarter, we received Food and Drug Administration (“FDA”) 510(k) clearance for components of Edge, including the Edge radiosurgery accelerator and the Calypso® System with Dynamic Edge™ Gating.

Oncology Systems net orders decreased 2% or 1% on a constant currency basis, in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. An 11% decrease in Oncology Systems net orders in Europe was partially offset by a 2% increase in North American net orders and a 32% increase in net orders in Asia and the rest of the world. We believe that timing of order placements between quarters, particularly in light of strong net orders performance in the fourth quarter of last fiscal year, as well as uncertainty in the United States associated with healthcare reform and reimbursement rates, contributed to the decline in Oncology Systems net orders.

In the first quarter of 2013, Oncology Systems total revenues rose 8% over the first quarter of 2012 with a 2% increase in North American revenues in the first quarter of fiscal year 2013 over the first quarter of fiscal year 2012 and a 13% increase in international revenues. Oncology Systems gross margin in the first quarter of fiscal year 2013 decreased 1.1 percentage points from the first quarter of fiscal year 2012.

X-ray Products. Our X-ray Products business segment, designs, manufactures, sells and services x-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography and industrial applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key x-ray imaging original equipment manufacturers (“OEMs”) that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems.

X-ray Products net orders increased 21% and revenues increased 18% in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 with both the flat panel detector and X-ray tubes product lines contributing to the net orders and revenue growth. X-ray Products gross margin for the first quarter of fiscal year 2013 increased 1.3 percentage points over the first quarter of fiscal year 2012.

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

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for cargo screening at ports and borders and non-destructive examination in a variety of applications. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.

VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Our current focus is commercializing our ProbeamTM proton therapy system and bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient. CMS has reduced reimbursement rates for proton therapy in hospitals in the United States for calendar year 2013. We do not know what impact the reductions will have on the growth or demand for our VPT products and services.

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

In the first quarter of fiscal year 2013, net orders in the “Other” category decreased by $2.4 million from the year-ago quarter primarily due to a decrease in SIP net orders, and revenues decreased $3.5 million due to a decrease in VPT revenues, partially offset by an increase in SIP revenues.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 28, 2012 (the “2012 Annual Report”), as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2012 Annual Report, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”

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

Defined Benefit Pension and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany, Japan, Switzerland (where we have two defined benefit pension plans) and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. In fiscal year 2012, we terminated one pension plan in Germany upon the death of the last participant in the plan. Although we do not have any defined benefit pension plans in the United States, we sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expenses and liabilities related to those plans for which the benefits are actuarially determined, such as our defined benefit pension and post-retirement benefit plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and rate of healthcare cost increases, all of which we determine within certain guidelines. In addition, we also use assumptions, such as withdrawal and mortality rates, to calculate the expenses and liabilities. The actuarial assumptions that we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension and post-retirement benefit plan expenses we record.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during first quarter of fiscal year 2013 or the first quarter of fiscal year 2012.

Taxes on Earnings

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings.

The accounting for uncertainty in income taxes requires a two-step approach to recognizing, derecognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition, derecognition and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period. A tax benefit should be recognized in the first period in which it meets the more likely than not recognition threshold, and conversely, a tax benefit previously recognized should be derecognized in the first period in which new information results in a change in judgment in which the position fails to meet the recognition threshold. A benefit not previously recognized would be recognized when the tax position is effectively settled through examination, negotiation or litigation with tax authorities, or when the statute of limitations for the relevant taxing authority to examine and challenge the position has expired. Our policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes on earnings.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2013 is the 52-week period ending September 27, 2013, and fiscal year 2012 was the 52-week period ended September 28, 2012. The fiscal quarters ended December 28, 2012 and December 30, 2011 were both 13-week periods.

Discussion of Result of Operations for the First Quarter of Fiscal Year 2013 Compared to the First Quarter of Fiscal Year 2012

Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
Product	$491.7	$456.8	8%
Service Contracts and Other (1)	186.7	168.5	11%

Total Revenues	$678.4	$625.3	8%

Product as a percentage of total revenues	72%	73%
Service Contracts and Other as a percentage of total revenues	28%	27%

Revenues by region

North America	$292.0	$286.6	2%

Europe	193.5	173.6	11%
Asia	160.2	135.5	18%
Rest of world	32.7	29.6	10%

Total International (2)	386.4	338.7	14%

Total	$678.4	$625.3	8%

North America as a percentage of total revenues	43%	46%
International as a percentage of total revenues	57%	54%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.
(2)	We consider international revenues to be revenues outside of North America.

The increase in total revenues and product revenues in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012 was due to growth in Oncology Systems and X-ray Products revenues, partially offset by a net decrease in revenues from the Other category. The increase in service contracts and other revenues was primarily driven by an increase in Oncology Systems service contract revenues and, to a lesser extent, an increase in service revenues in the Other category. In the first quarter of fiscal year 2013, total revenues increased 9% on a constant currency basis over the year-ago quarter.

North American revenues increased in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012 due to increases in Oncology Systems and X-ray Products revenues partially offset by decreases in North American revenues from the Other category.

International revenues increased in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012, due to increases in revenues in all businesses. In the first quarter of fiscal year 2013, the U.S. dollar was stronger against the Euro and the Japanese yen compared to the first quarter of fiscal year 2012, but did not have a significant impact on our international revenues when measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
Product	$342.8	$323.9	6%
Service Contracts and Other	181.5	163.7	11%

Total Oncology Systems revenues	$524.3	$487.6	8%

Product as a percentage of total Oncology Systems revenues	65%	66%
Service Contracts as a percentage of Oncology Systems revenues	35%	34%
Oncology Systems revenues as a percentage of total revenues	77%	78%

Oncology Systems product revenues increased in the first quarter fiscal year 2013 from first quarter of fiscal year 2012 primarily due to increases in revenues from sales of our high energy linear accelerators and from sales of our software products, as well as increases in revenues from sales of tumor tracking products supplied by Calypso Medical Technologies, Inc. (“Calypso”). We acquired Calypso in fiscal year 2012.

The increase in Oncology Systems service contract revenues in the first quarter fiscal year 2013 over the first quarter of fiscal year 2012 was primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by the increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
North America	$241.1	$237.2	2%

Europe	155.3	142.2	9%
Asia	96.6	79.3	22%

Rest of world	31.3	28.9	8%

Total International	283.2	250.4	13%

Total Oncology Systems revenues	$524.3	$487.6	8%

North America as a percentage of Oncology Systems revenues	46%	49%
International as a percentage of Oncology Systems revenues	54%	51%

The increase in North American Oncology Systems revenues was primarily due to increased revenues from service contracts partially offset by decrease in revenues from sales of our software products.

The increase in Oncology Systems international revenues was primarily due to increased revenues in all international regions from sales of our high energy linear accelerators, service contracts and software products. Varying cycles of higher and lower revenues between the North American and international regions (and among countries in the international region) are impacted by regional influences, which recently have included the pace of economic recovery and actual or anticipated recession, the European sovereign debt and banking crises, different technology adoption cycles consistent with the net order patterns and, in the United States, uncertainty created by healthcare reform, including the excise tax on the sale of most medical devices imposed by the Affordable Care Act starting January 1, 2013 and actual and proposed reductions in Medicare reimbursement rates for radiotherapy and radiosurgery. See further discussion of net orders under “Net Orders.” Additionally, we are now seeing a greater percentage of Oncology Systems net orders and revenues come from the emerging market countries within our international region, which typically have purchased lower-priced products compared to developed markets and which usually have stiffer price competition. We expect this shift to generally continue.

X-ray Products Revenues

Revenues by region	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
North America	$40.3	$30.7	31%

Europe	28.7	26.1	10%
Asia	62.5	55.5	13%
Rest of world	1.4	0.7	103%

Total International	92.6	82.3	13%

Total X-ray Products Revenues	$132.9	$113.0	18%

North America as a percentage of X-ray Products revenues	30%	27%

International as a percentage of X-ray Products revenues	70%	73%

X-ray Products revenues as a percentage of total revenues	20%	18%

The increase in X-ray Products revenues was primarily due to increased revenues from sales of our flat panel detectors in all regions other than Europe and from increased revenues from sales of x-ray tubes in all regions. The increase in sales of flat panel detectors during the first quarter of fiscal 2013 over the first quarter of fiscal 2012 was primarily due to an increase in sales of radiographic panels in Asia and North America. The increase in sales of x-ray tube products was due to sales of high-performance CT tubes in all regions. Sales of new products introduced during the first quarter of fiscal 2013 and revenues from sales of image processing tools offered by InfiMed, Inc. (“InfiMed”), which we acquired during the third quarter of fiscal year 2012, contributed to an increase in the international X-ray Products revenues.

Other Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
Product	$16.0	$19.9	(20%)
Service Contracts and Other	5.2	4.8	8%

Total Other revenues	$21.2	$24.7	(14%)

Other revenues as a percentage of total revenues	3%	4%

Revenues in our “Other” category, which is comprised of SIP, VPT and GTC, decreased in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012 primarily because of a decrease in VPT product revenues. The VPT product revenues in both quarters were primarily associated with the proton therapy system for the Scripps Proton Therapy Center in San Diego, and were based on progress made on this project in each quarter. Construction work at the Scripps Proton Therapy Center is in the later stages. The decrease in VPT product revenues was partially offset by an increase in SIP product and service contract revenues in the first quarter of fiscal year 2013 over the first quarter of fiscal year 2012.

Gross Margin

	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
Dollar by segment

Oncology Systems	$230.1	$219.4	5%
X-ray Products	55.4	45.7	21%
Other	5.6	3.7	52%

Gross margin	$291.1	$268.8	8%

Percentage by segment
Oncology Systems	43.9%	45.0%
X-ray Products	41.7%	40.4%
Total Company	42.9%	43.0%

The decrease in total company gross margin percentage for the first quarter of fiscal year 2013 over the first quarter of fiscal year 2012 was primarily due to a decrease in Oncology Systems gross margin percentage, partially offset by increases in X-ray Products and SIP gross margin percentages.

The decrease in Oncology Systems gross margin percentage was due to a decrease in Oncology Systems product gross margin, partially offset by a slight increase in Oncology Systems service contract gross margin. For the first quarter of fiscal year 2013, Oncology Systems product gross margin was 39.2%, compared to 41.1% in the first quarter of fiscal year 2012 due to a geographic shift of product revenues away from developed markets to emerging markets, which typically demand lower-priced products compared to developed markets. Our Oncology Systems product gross margin was further impacted by pricing pressure in our international region, for the first quarter of fiscal year 2013 compared to first quarter of fiscal year 2012. Oncology Systems service contract gross margin was 52.7% in the first quarter of fiscal year 2013, compared to 52.6% in the first quarter of fiscal year 2012. The increase in service contract gross margin was primarily due to higher service contract volume (which lowered the costs per contract) and cost control measures.

The increase in X-ray Products gross margin for the first quarter of fiscal year 2013 over the first quarter of fiscal year 2012 was primarily due to the higher growth rate for sales of flat panel detectors, which generally have higher margins than the other X-Ray products, a product mix shift towards higher margin categories of X-ray tubes, and continued increases in productivity.

The increase in SIP gross margin was primarily due to an increase in the amount of revenues associated with product acceptances, which carry very high gross margins.

VPT is recognizing revenues associated with the Scripps Proton Therapy Center, under the percentage-of-completion method because we can provide a reasonably dependable cost estimate for this project. Although we cannot precisely estimate the project’s final outcome due to certain uncertainties and contingencies, we do not expect a loss on this project. Accordingly, we are recognizing revenues for this project with zero profit until these uncertainties and contingencies are resolved.

Research and Development

	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
Research and development	$47.1	$43.8	8%
As a percentage of total revenues	6.9%	7.0%

The $3.3 million increase in research and development expenses for the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily due to increases of $2.2 million and $1.3 million for VPT and Oncology Systems, respectively. The $2.2 million increase in research and development expenses for VPT was primarily due to lower engineering costs incurred on customer projects and a net increase in costs associated with increased headcount to support our growing business activities in the first quarter of fiscal year 2013 over the first quarter of fiscal year 2012. The Oncology Systems increase reflected new product development projects, offset in part by lower spending for TrueBeam-related product development projects and the favorable currency translation impact when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. dollars.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
Selling, general and administrative	$106.5	$96.1	11%
As a percentage of total revenues	15.7%	15.4%

The $10.4 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was primarily attributable to: (a) a $4.5 million net increase in employee-related costs and headcount to support our growing business activities; (b) $4.1 million of restructuring charges related to an enhanced retirement program of which cash payments of $0.2 million were made during the first quarter of fiscal year 2013; and (c) a $1.8 million increase in bad debt expense.

We expect to recognize additional restructuring charges of approximately $2.5 million relating to the enhanced retirement program in the second quarter of fiscal year 2013.

Interest Income (Expense), Net

	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
Interest income (expense), net	$0.7	$0.3	110%

The increase in interest income, net of interest expense, over the first quarter of fiscal year 2012 was primarily due to higher interest income generated from our loan to CPTC.

Taxes on Earnings

	Three Months Ended
	December 28, 2012	December 30, 2011	Percent Change
Effective tax rate	31.0%	30.2%	0.8%

Our effective tax rate was 31.0% for the three months ended December 28, 2012, compared to 30.2% for the same period of fiscal year 2012. The increase in our effective tax rate for the three-month period ended December 28, 2012 was primarily due a shift in the geographic mix of earnings.

On January 2, 2013, President Obama signed into law The American Taxpayer Relief Act of 2012 which reinstated the federal research and development credit retroactive to January 1, 2012 and extended the credit through December 31, 2013. As a result of the reinstatement of the research and development credit, which is not expected to have a material impact, we expect to recognize a tax benefit during the second quarter of fiscal year 2013 for the retroactive application of the tax credit as well as an ongoing benefit for the remainder of calendar year 2013, beginning in the second quarter of fiscal year 2013.

Our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because our domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the three months ended December 28, 2012; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of statutes of limitation in various jurisdictions.

Our effective tax rate is impacted by the percentage of our total earnings that come from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuation from period to period under the provisions of ASC 740 related to accounting for uncertainty in income taxes. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2012 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended
	December 28, 2012	December 30, 2011	Percent Change
Net earnings per diluted share	$0.86	$0.79	9%

The increase in earnings per diluted share in the first quarter of fiscal year 2013 over the first quarter of fiscal year 2012 resulted from an increase in earnings and decrease in number of diluted shares of common stock outstanding due to stock repurchases in fiscal year 2012 and first quarter of fiscal year 2013, partially offset by an increase in the effective tax rate.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended
(Dollars in millions)	December 28, 2012	December 30, 2011	Percent Change
Oncology Systems:
North America	$208.5	$204.6	2%

Total International	268.3	280.1	(4%)

Total Oncology Systems	$476.8	$484.7	(2%)

X-ray Products:
North America	$45.5	$30.0	51%

Total International	87.7	79.8	10%

Total X-ray Products	$133.2	$109.8	21%

Other:	$9.2	$11.6	(21%)

Total Net Orders:	$619.2	$606.1	2%

The decrease in total Oncology Systems net orders in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012 was primarily due to the net order decline in the international region, partially offset by the net order growth in North America. On a constant currency basis, Oncology Systems net orders decreased 1% in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. We believe that timing of order placements between quarters, particularly in light of strong net orders performance in the fourth quarter of last fiscal year, as well as uncertainty in the United States associated with healthcare reform and reimbursement rates, contributed to the overall decline in Oncology Systems net orders.

The decrease in international Oncology Systems net orders was primarily due to delayed government purchases in certain parts of Europe, with the European order decline more than offsetting the growth in other international regions, including an increase in the number of TrueBeam systems ordered. There was also a continued increase in demand for service contracts in the international region.

North American Oncology Systems net orders increased 2% in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012. The increase in North American Oncology Systems net orders was primarily due to continued growth in demand for our service contracts, increased demand for our software products and demand for Calypso tumor tracking products, partially offset by a decrease in demand for our linear accelerators.

The trailing 12 months growth in net orders for Oncology Systems at the end of the first quarter of fiscal year 2013 and at the end of the previous three fiscal quarters were: a 5% total increase, with a 8% increase in North America and a 3% increase for the international region, as of December 28, 2012; a 7% total increase, with a 5% increase in North America and an 8% increase for the international region, as of September 28, 2012; a 6% total increase, with a 1% increase in North America and an 11% increase for the international region, as of June 29, 2012; an 8% total increase, with flat orders in North America and a 16% increase for the international region, as of March 30, 2012. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations. In addition, the availability of government programs that stimulate the purchase of healthcare products, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

The increase in X-ray Products net orders was primarily due to an increased demand in North America and the international region for our flat panel detectors and high end x-ray tubes. An increase in the orders of our flat panel detectors during first quarter of fiscal year 2013 over the first quarter of fiscal year 2012 was primarily due to an increased demand for our radiographic panels in North America and Asia. The increase in orders of our x-ray tubes during the first quarter of fiscal year 2013 over the first quarter of fiscal year 2012 was primarily due to an increased demand of our high end CT tubes. The introduction of new products during the first quarter of fiscal year 2013 and image processing tools that we began to offer through our acquisition of InfiMed also contributed to an increase in the order growth.

Net orders in the “Other” category decreased in the first quarter of fiscal year 2013 from the first quarter of fiscal year 2012 primarily due to decreased demand for SIP products.

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

Backlog

Including the $142 million VPT backlog, our backlog at December 28, 2012 was $2.8 billion, which was an increase of 11% over the backlog at December 30, 2011. Our Oncology Systems backlog at December 28, 2012 was 7% higher than the backlog at December 30, 2011, and reflects an 8% increase for the international region and a 7% increase for North America.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	December 28, 2012	September 28, 2012	Increase/ (Decrease)
Cash and cash equivalents	$755	$705	$50

Our cash and cash equivalents increased $50 million from $705 million at September 28, 2012 to $755 million at December 28, 2012. The increase in cash and cash equivalents in the first quarter of fiscal year 2012 was due primarily to $72 million of cash generated from operating activities, $59 million of cash provided by stock option exercises and employee stock purchases, $45 million in borrowings under our credit facilities and $5 million of cash provided by the excess tax benefits from share-based compensation. These amounts were partially offset by $104 million of repurchases of shares of VMS common stock, $20 million of capital expenditures, and $4 million of employees’ taxes withheld and paid in connection with the vesting of restricted stock and restricted stock units and a $2 million contribution to the Deferred Compensation Plan (“DCP”) trust account.

At December 28, 2012, we had approximately $72 million, or 10%, of total cash and cash equivalents in the United States. Approximately $683 million, or 90%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of December 28, 2012, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. Because our cash levels in the United States are relatively low, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, stock repurchases, acquisitions and other corporate purposes. See further discussion of our credit facility under “Cash Flows.”

Cash Flows

	Three Months Ended
(In millions)	December 28, 2012	December 30, 2011
Net cash flow provided by (used in):
Operating activities	$72	$53
Investing activities	(24)	(23)
Financing activities	1	11
Effects of exchange rate changes on cash and cash equivalents	1	1

Net increase in cash and cash equivalents	$50	$42

Our primary cash inflows and outflows for the first quarter of fiscal year 2013, as compared to the first quarter of fiscal year 2012, were as follows:

•

In the first quarter of fiscal year 2013, we generated net cash from operating activities of $72 million, compared to $53 million in the first quarter of fiscal year 2012. The $19 million increase in net cash from operating activities during the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012 was driven primarily by an increase in an increase in non-cash items of $11 million, an increase in net earnings of $5 million and an increase related to changes to working capital items between the two quarters of $3 million.

The major contributors to the net change in working capital items during the first quarter of fiscal year 2013 were accounts receivable, prepaid expenses and other current assets, and inventories, accounts payable and accrued expenses as follows:

•

Prepaid expenses and other current assets increased $15 million primarily due to guaranteed prepayments made under a commercial agreement for orders of products that we resold, as well as timing of expense payments.

•

Accounts receivable decreased $53 million primarily due to lower revenues in the first quarter of fiscal year 2013 compared to the fourth quarter of fiscal year 2012. We historically experience higher fourth quarter revenues than in the following first quarter.

•	Inventories increased by $41 million due to anticipated customer demand for products during fiscal year 2013.

•	Accounts payable and accrued expenses decreased by $33 million and $33 million respectively, due to the timing of payments processed.

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

•

We used $24 million for investing activities in the first quarter of fiscal year 2013 and $23 million in the first quarter of fiscal year 2012. During the first quarter of 2013, we used $20 million for purchases of property, plant and equipment and contributed $2 million to the DCP trust account. During the first quarter of 2012, we used $10 million to acquire Calypso, $8 million for purchases of property, plant and equipment and $6 million for loans to the California Proton Treatment Center, LLC (“CPTC”).

•

Financing activities provided net cash of $1 million in the first quarter of fiscal year 2013 compared to $11 million in the first quarter of fiscal year 2012. During the first quarter of fiscal year 2013, we received $59 million of proceeds from employee stock option exercises and employee stock purchases, $45 million of net borrowings under our credit facilities and $5 million in excess tax benefits from share-based compensation. These amounts were nearly fully offset by the use of $104 million to repurchase VMS common stock and $4 million to pay employees’ taxes withheld and paid in connection with the vesting of restricted stock and restricted stock units. During the first quarter of fiscal year 2012, we received $19 million of proceeds from employee stock option exercises and employee stock purchases, partially offset by net repayments of $6 million under our credit facilities and net repayments of $4 million of bank borrowings.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.6% of revenues in fiscal year 2013. As further described under “Contractual Obligations,” we had loaned $51.8 million (including accrued interest) to CPTC as of December 28, 2012 and we expect CPTC to continue to draw down the loan facility, under which we have committed to loan up to $115.3 million to CPTC, during the construction and initial operation period of the Scripps Proton Therapy Center through fiscal year 2014.

On April 27, 2012, we entered into a five-year credit agreement with certain lenders and Bank of America N.A. (“BofA”) as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables us to borrow and have outstanding at any given time up to a maximum of $300 million. The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. We also have the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is collateralized, subject to certain limitations on the amount collateralized, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of December 28, 2012, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations we enter into by VMS with a lender under the 2012 Credit Facility are also collateralized by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of December 28, 2012, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes. The 2012 Credit Facility contains provisions that limit our ability to pay cash dividends.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on our instructions. We also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility bear interest at the base rate plus the then-applicable margin for base rate loans. We may prepay, reduce or terminate the commitments without penalty. At December 28, 2012, a total of $200 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.46%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to us that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA, and (ii) a minimum cash flow coverage. We were in compliance with all covenants under the 2012 Credit Facility for the first quarter of fiscal year 2013.

Prior to the 2012 Credit Facility, VMS had a credit agreement with BofA which provided for a revolving credit facility that enabled us to borrow and have outstanding at any given time a maximum of $300 million (the “Amended BofA Credit Facility”). Under the Amended BofA Credit Facility, VMS’s Japanese subsidiary (“VMS KK”) could borrow up to 2.7 billion Japanese yen as part of the overall credit facility (the “Japanese Line of Credit”). VMS guaranteed the payment of the outstanding balance under the Japanese Line of Credit. The Amended BofA Credit Facility, including the Japanese Line of Credit, terminated on April 27, 2012, and was replaced with the 2012 Credit Facility.

The Amended BofA Credit Facility contained customary affirmative and negative covenants for facilities of this type. We also agreed to maintain certain financial covenants relating to (i) leverage ratios involving funded indebtedness and EBITDA, (ii) liquidity and (iii) consolidated assets. We were in compliance with all covenants under the Amended BofA Credit Facility for the three months ended December 30, 2011.

In addition, VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire on February 28, 2013. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of December 28, 2012, there was no outstanding balance under the Sumitomo Credit Facility.

The following table provides additional information regarding our short-term borrowings:

(Dollars in millions)	First Quarter of Fiscal Year 2013
Amount outstanding (at end of period)	$200
Weighted average interest rate (at end of period)	1.46%

Average amount outstanding (during period)	172
Weighted average interest rate (during period)	1.46%

Maximum month-end amount outstanding during period	$200

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

Total debt as a percentage of total capital increased to 11.6% at December 28, 2012 from 9.6% at September 28, 2012. The ratio of current assets to current liabilities increased to 1.81 to 1 at December 28, 2012 from 1.76 to 1 at September 28, 2012.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 87 days at December 28, 2012 compared to 86 days at December 30, 2011. Excluding VPT, DSO were 81 days at December 28, 2012 compared to 82 days at December 30, 2011. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments; collections performance, payment terms, the mix of revenues from different regions and the continued sovereign debt and banking crises in Europe. As of December 28, 2012, approximately 3% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

We repurchased a total of 1,500,000 shares of VMS common stock during the three months ended December 28, 2012. We did not repurchase any VMS common stock during the three months ended December 30, 2011.

On August 25, 2011, we entered into an accelerated share repurchase agreement executed on August 25, 2011 with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, we paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period ended in February 2012 and we received an additional 375,449 shares of VMS common stock upon the settlement of the August 2011 Repurchase Agreement.

In August 2012, the VMS Board of Directors authorized the repurchase of 8 million shares of VMS common stock from September 29, 2012 through December 31, 2013. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. As of December 28, 2012, 6,500,000 shares of VMS common stock remained available for repurchase under this repurchase authorization. All shares that were repurchased have been retired.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of December 28, 2012, our total liability for uncertain tax positions was $45 million, of which we anticipate a payment of $3.7 million in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; We believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As further described in Note 15, “Variable Interest Entity” of the Notes to the Condensed Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and startup operations of the Scripps Proton Therapy Center. As of December 28, 2012, we had loaned $51.8 million (including accrued interest) to CPTC and we expect CPTC to continue to draw down this facility during the construction and initial operation period through fiscal year 2014. The amounts and timing of loan drawdowns may change due to changes in construction progress and other factors. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

Except for the change in the outstanding balance under our credit facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2012 Annual Report.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 28, 2012, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 210, “Balance Sheet.” This amendment enhances disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The amendment requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The amendment will be effective for us beginning in the first quarter of fiscal year 2014. The adoption of this amendment concerns disclosure only and we do not expect it to have an impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB amended ASC 350, “Intangibles – Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment became effective for us beginning in the first quarter of fiscal year 2013. The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations and cash flows.

In June 2011, the FASB amended ASC 220, “Comprehensive Income.” This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance, which must be applied retroactively, became effective for us in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and did not have an impact on our consolidated financial position, results of operations and cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. We are also exposed to credit loss in the event of default by CPTC, the obligor under the loan facility in which we are participating to finance the construction and start up of the Scripps Proton Therapy Center. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on the credit facility described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and accompanying contraction in the credit markets heighten these risks. Our accounts receivable and DSO are impacted by a number of factors, including collections performance, payment terms, and the mix of revenues from different regions. Concerns over continued economic instability, including the sovereign debt and banking crises in Europe, could make it more difficult for us to collect outstanding receivables and affect our DSO.

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

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. dollars. The foreign currency sales transactions that fit our risk management policy criteria are hedged with forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into forward contracts for speculative or trading purposes. The forward contracts range from one to 13 months in maturity.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional values of our sold and purchased foreign currency forward contracts outstanding as of December 28, 2012 were $397.9 million and $72.9 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of December 28, 2012. The principal amount of cash and cash equivalents at December 28, 2012 totaled $755 million with a weighted average interest rate of 0.18%. At December 28, 2012, our short-term investment represented a loan of $51.8 million (including accrued interest) to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our credit facilities. As of December 28, 2012, $200 million was outstanding under our credit facilities with a weighted average interest rate of 1.46%. If the amount outstanding under our credit facilities remained at this level for an entire year and interest rates increased or decreased (due to changes in LIBOR, the federal funds rate, BofA’s prime rate or the Bank of Japan basic loan rate) by 1%, our annual interest expense would increase or decrease, respectively, by an additional $2.0 million. See a detailed discussion of our credit facilities in Item 2, “MD&A – Liquidity and Capital Resources.”

In addition, we had $6.3 million of long-term debt outstanding at December 28, 2012 that carried at a weighted average fixed interest rate of 6.7% with principal payments due in fiscal year 2014. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (90% of which was held abroad at December 28, 2012 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments. The fair value of our loan to CPTC was $51.8 million at December 28, 2012, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition we do not increase the fair value above its par value as ORIX Capital Markets LLC (“ORIX”), the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value.

The fair value of our long-term debt was estimated to be $6.8 million at December 28, 2012. The estimated fair value of long-term debt was based on the then-current rates available to us for debt of similar terms and remaining maturities and also took into consideration default and credit risk. We determined the estimated fair value by using available market information and commonly accepted valuation methodologies. The fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a then-current market exchange.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 9, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2012 Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected.

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

Rapid change and technological innovation characterize the Oncology Systems market. Our products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including products such as EDGETM,, our new combination of products for performing advanced radiosurgery, TrueBeam and RapidArc, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our X-ray Products business must also continually improved products at competitive costs. We are investing in long-term growth initiatives, such as development of our SIP and VPT businesses, and expect that we will need to invest more to develop and commercialize new products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, and could adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty, associated with new products may be proportionately greater than other products, and may therefore adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be adversely affected. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.

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

Furthermore, we cannot be sure that we will be able to successfully develop, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the FDA. Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our revenues and operating results to suffer.

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

We conduct business globally. Our international revenues accounted for approximately 57% and 54% of revenues from continuing operations during the first quarters of fiscal years 2013 and 2012, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

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

As of December 28, 2012, 90% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by a number of economic factors, including the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns over the downgrade of the sovereign debt of the United States and several European countries; continued sovereign debt and banking system uncertainties in Europe and other foreign countries and now concerns regarding recession in Europe and the directions of the Chinese and United States economies. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to freeze, delay or dramatically reduce purchases and capital project expenditures. Project delays may continue, particularly as they relate to large scale or government projects, which may be affected by austerity measures. Alternatively, in the past, some countries have adopted and may in the future adopt government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. In addition, concerns over continued economic instability, including the sovereign debt and banking crises in Europe, could make it more difficult for us to collect outstanding receivables. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.

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

U.S. laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, the Nuclear Regulatory Commission (“NRC”) and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) pre-market notification clearance or pre-market approval (“PMA”) before it can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process also require a new 510(k) clearance. The FDA has recently issued a draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. Although manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, we cannot assure you that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time-consuming, expensive and uncertain, and the PMA process is more complex than the 510(k) clearance process. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If we were unable to obtain required FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business could suffer. In the past, our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. However, there are some in the regulatory field who believe that certain medical devices should be required to use the PMA approval process. If we were required to use the PMA process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business. The FDA recently released its Draft Guidance Document on the 510(k). We are currently analyzing how this plan, if fully implemented, may affect us and our ability to obtain product clearances.

Further, as we enter new businesses or pursue new business opportunities, such as radiosurgery and opportunities that require clinical trials, we may become subject to additional laws, rules and regulations, including FDA rules and regulations that are applicable to the clinical trial process and protection of study subjects. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations is costly. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could adversely affect our business.

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

Our medical devices utilizing radioactive material are subject to the NRC clearance and approval requirements, and the manufacture and sale of these products are subject to extensive federal and state regulation that varies from state to state and among regions. Our manufacture, distribution, installation and service (and decommissioning and removal) of medical devices utilizing radioactive material or emitting radiation also requires us to obtain a number of licenses and certifications for these devices and materials. Service of these products must also be in accordance with a specific radioactive materials license. Obtaining licenses and certifications may be time consuming, expensive and uncertain. In addition, we are subject to a variety of environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. In particular, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of our products may impose significant costs and requirements. Disposal sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of our products may no longer accept these materials in the future, or may accept them on unfavorable terms.

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

Within the EEA, we must affix a Conformité Européenne (“CE”) mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once clearance is obtained and the CE mark is affixed to the device, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. Significant revisions to some of the applicable regulations governing requirements for medical devices in the EU/EEA/Switzerland went into effect in March 2010. These revisions have introduced additional uncertainty into the marketing authorization process for medical devices in Europe. Until medical device manufacturers and European regulatory agencies, including Notified Bodies and “Competent Authorities,” (governmental agencies to whom the legislator has delegated the capacity to enforce the Medical Devices Directive) have greater experience with interpreting and applying the revised regulations, we may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.

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

Other applicable international regulations. We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. laws, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines. New data protection legislation that will entail substantial changes to the current legal framework, some stricter than before, some less strict, is expected to be enacted by the EU Commission around the end of calendar year 2013.

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

On March 23, 2010, President Obama signed into law the Affordable Care Act, many of the provisions of which will go into effect through 2014. While we are continuing to evaluate the Affordable Care Act, it could adversely impact the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting January 1, 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax may have a negative impact on our gross margin and may lead our customers to reduce their orders for our products. Other elements of the Affordable Care Act, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

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

CHANGES TO RADIATION ONCOLOGY AND OTHER REIMBURSEMENTS AND CHANGES IN INSURANCE DEDUCTIBLES AND ADMINISTRATION MAY AFFECT DEMAND FOR OUR PRODUCTS

Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations; and preferred provider organizations. In general, employers and third-party payors in the United States have become increasingly cost-conscious, with higher deductibles imposed or encouraged in many medical plans. The imposition of higher deductibles tends to restrain individuals from seeking the same level of medical treatments as they might seek if the costs they bear are lower, particularly in the medical diagnostic portion of our business. Third party payors have also increased utilization controls related to the use of our products by healthcare providers.

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

Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the new Law “On the Fundamentals of Health Protection in the Russian Federation,” with a significant anti-corruption intent and effective since January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2012 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 174 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly in countries, where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, from time to time, we may conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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

Product liability actions are subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle product liability claims against us, regardless of their actual merit. If a product liability action were finally determined against us, it could result in significant damages, including the possibility of punitive damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. Adverse publicity regarding any accidents or mistreatments, even ones that do not involve our products, could cause patients to be less receptive to radiotherapy or radiosurgery treatments, to question the efficacy of radiation therapy and radiosurgery and to seek other methods of treatment. Adverse publicity could also result in additional regulation of radiation therapy, radiosurgery, medical devices or the healthcare industry in general, and adversely affect our ability to promote, manufacture and sell our products. Both adverse publicity and increased regulatory activities could negatively impact our business and results of operations.

In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to correct or recall the product and notify regulatory authorities. The adverse publicity resulting from a correction or recall could damage our reputation and cause customers to review and potentially terminate their relationships with us. A product correction or recall could consume management time and have an adverse financial impact on our business, including incurring substantial costs, losing revenues and accruing losses under GAAP.

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

The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of technologies such as our On-Board Imager (“OBI”) for IGRT and our motion management technologies.

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

OPEN ARCHITECTURE IS BECOMING INCREASINGLY IMPORTANT, AND SALES OF OUR PRODUCTS COULD FALL IF WE FAIL TO ACHIEVE THIS

As radiation oncology treatment becomes more complex, our customers are increasingly focusing on ease-of-use and interconnectivity. Our equipment and software are highly sophisticated and require a high level of training and education to use them competently and safely – requirements made even more important because they work together within integrated environments. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) making our software products easier to use and (iii) reducing setup and treatment times to increase patient throughput. We have emphasized an “open systems” approach that allows customers to “mix and match” our individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation and chemotherapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and volumetric modulated arc therapy and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to increase interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

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

IF WE FAIL TO SUCCESSFULLY ACQUIRE OR INTEGRATE NEW BUSINESSES, PRODUCTS AND TECHNOLOGY, WE MAY NOT REALIZE EXPECTED BENEFITS OR MAY HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2012 we acquired InfiMed Inc., a supplier of hardware and software for processing diagnostic x-ray images and Calypso, a supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

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

Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even if we do so, an acquisition may not produce the full efficiencies, growth or benefits we expected. If we decide to sell assets or a business, as we did in fiscal year 2008 with the scientific research instruments business that we acquired as part of our acquisition of ACCEL GmbH, it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner, or at all, which could delay the accomplishment of our strategic objectives. Additionally, we may be required to dispose of a business at a lower price or on less advantageous terms, or to recognize greater losses, than we had anticipated.

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

WE WORK WITH DISTRIBUTORS FOR SALES IN SOME TERRITORIES, AND LOSING THEM COULD HARM OUR REVENUES IN THAT TERRITORY

We have strategic relationships with a number of key distributors, including Siemens AG, for sales and service of our products. If these strategic relationships end and are not replaced, our revenues from product sales in these territories and/or ability to service our products in the territories serviced by these distributors could be adversely affected.

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

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform to GAAP. These principles are subject to interpretation by the FASB, American Institute of Certified Public Accountants, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

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

We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to provide incremental revenue to us, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that that any portion of our loan commitment can be syndicated to third parties by ORIX, the agent for the lenders, or that the loan facility can be successfully refinanced upon the maturity of the loan, which has a maximum term of six years. If a borrower does not have the financial means to pay off its debts and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all or a portion of the loan, which would adversely affect our financial results.

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of December 28, 2012, customer contracts with remaining terms of more than one year amounted to approximately three percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

DISRUPTION OF CRITICAL INFORMATION SYSTEMS OR MATERIAL BREACHES IN THE SECURITY OF OUR SYSTEMS MAY ADVERSELY AFFECT OUR BUSINESS AND CUSTOMER RELATIONS

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2013

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2012 - October 26, 2012	—		$—	—	8,000,000
October 27, 2012 - November 23, 2012	1,500,000		$69.03	1,500,000	6,500,000
November 24, 2012 - December 28, 2012	63,925	(2)	$68.86	—	6,500,000

Total	1,563,925		$69.02	1,500,000

(1)	In August 2012, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock through the end of our fiscal year 2013. We expect remaining repurchases under this authorization, if any, will be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. Shares will be retired upon repurchase.
(2)	Consists of 63,925 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended December 28, 2012 and December 30, 2011; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three months ended December 28, 2012 and December 30, 2011; (iii) Condensed Consolidated Balance Sheets at December 28, 2012 and September 28, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 2012 and December 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended December 28, 2012 and December 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: February 5, 2013	By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended December 28, 2012 and December 30, 2011; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three months ended December 28, 2012 and December 30, 2011; (iii) Condensed Consolidated Balance Sheets at December 28, 2012 and September 28, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 28, 2012 and December 30, 2011; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended December 28, 2012 and December 30, 2011.