Form 10-Q
period 2013-03-29
VARIAN MEDICAL SYSTEMS INC
filed 2013-05-08
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,426,774 shares of common stock, par value $1 per share, outstanding as of April 26, 2013.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended March 29, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues:
Product	$574,273	$546,807	$1,065,946	$1,003,604
Service contracts and other	194,085	173,467	380,810	342,008

Total revenues	768,358	720,274	1,446,756	1,345,612

Cost of revenues:
Product	354,153	337,620	651,807	612,623
Service contracts and other	94,567	85,958	184,223	167,534

Total cost of revenues	448,720	423,578	836,030	780,157

Gross margin	319,638	296,696	610,726	565,455
Operating expenses:
Research and development	50,903	47,067	98,020	90,832
Selling, general and administrative	113,031	105,830	219,512	201,905

Total operating expenses	163,934	152,897	317,532	292,737

Operating earnings	155,704	143,799	293,194	272,718
Interest income	1,705	1,109	3,244	2,259
Interest expense	(1,026)	(707)	(1,892)	(1,536)

Earnings before taxes	156,383	144,201	294,546	273,441
Taxes on earnings	43,595	36,429	86,475	75,435

Net earnings	$112,788	$107,772	$208,071	$198,006

Net earnings per share—basic	$1.04	$0.96	$1.91	$1.76

Net earnings per share—diluted	$1.02	$0.94	$1.88	$1.73

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding—basic	108,841	112,354	109,038	112,282

Weighted average shares outstanding—diluted	110,650	114,513	110,863	114,428

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net earnings	$112,788	$107,772	$208,071	$198,006

Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Plan curtailment	—	—	—	91
Amortization of prior service cost included in net periodic benefit cost, net of tax effects of $5 and $10 for the three and six months ended March 29, 2013, respectively, and $5 and $10 for the corresponding periods of fiscal 2012, respectively	37	35	73	71
Amortization of net actuarial loss included in net periodic benefit cost, net of tax effects of $132 and $265 for the three and six months ended March 29, 2013, respectively, and $126 and $255 for the corresponding periods of fiscal 2012, respectively	563	516	1,127	1,029

	600	551	1,200	1,191

Unrealized gain on derivatives:
Increase (decrease) in unrealized gain, net of tax effects of $758 and $864 for the three and six months ended March 29, 2013, respectively, and $505 and $465 for the corresponding periods of fiscal 2012, respectively	1,262	841	1,439	774
Reclassification adjustments, net of tax effects of $76 and $361 for the three and six months ended March 29, 2013, respectively, and $76 and $51 for the corresponding periods of fiscal 2012, respectively	(126)	(126)	(601)	(84)

	1,136	715	838	690

Currency translation adjustment	(4,808)	4,939	108	11

Other comprehensive earnings (loss)	(3,072)	6,205	2,146	1,892

Comprehensive earnings	$109,716	$113,977	$210,217	$199,898

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	March 29, 2013	September 28, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$739,733	$704,570
Short-term investment	56,137	49,709
Accounts receivable, net of allowance for doubtful accounts of $13,254 at March 29, 2013 and $14,386 at September 28, 2012	722,979	691,806
Inventories	502,598	457,869
Prepaid expenses and other current assets	189,594	150,775
Deferred tax assets	115,313	115,786

Total current assets	2,326,354	2,170,515
Property, plant and equipment, net	302,743	296,592
Goodwill	222,198	222,242
Other assets	210,784	189,377

Total assets	$3,062,079	$2,878,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$179,859	$180,736
Accrued expenses	293,594	336,568
Product warranty	51,409	52,799
Deferred revenues	149,376	130,883
Advance payments from customers	382,888	380,545
Short-term borrowings	231,873	155,000

Total current liabilities	1,288,999	1,236,531
Long-term debt	6,250	6,250
Other long-term liabilities	138,963	126,169

Total liabilities	1,434,212	1,368,950

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 108,522 and 109,407 shares issued and outstanding at March 29, 2013 and at September 28, 2012, respectively	108,522	109,407
Capital in excess of par value	628,569	563,875
Retained earnings	945,251	893,115
Accumulated other comprehensive loss	(54,475)	(56,621)

Total stockholders’ equity	1,627,867	1,509,776

Total liabilities and stockholders’ equity	$3,062,079	$2,878,726

(1)	The condensed consolidated balance sheet as of September 28, 2012 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
(In thousands)	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net earnings	$208,071	$198,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	23,391	25,139
Tax benefits from exercises of share-based payment awards	8,162	4,881
Excess tax benefits from share-based compensation	(7,503)	(6,144)
Depreciation	30,291	26,329
Amortization of intangible assets	2,215	1,716
Deferred taxes	3,714	(705)
Provision for doubtful accounts receivable	4,110	2,169
Loss on equity investment in affiliate	564	503
Other	(169)	(913)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(49,532)	(25,788)
Inventories	(46,708)	(28,985)
Prepaid expenses and other current assets	(21,344)	(32,718)
Accounts payable	(8,162)	(13,192)
Accrued expenses	(61,666)	(24,446)
Deferred revenues	18,493	(1,272)
Product warranty	(1,114)	(1,526)
Advance payments from customers	2,349	40,523
Other long-term liabilities	(2,646)	(4,954)

Net cash provided by operating activities	102,516	158,623

Cash flows from investing activities:
Purchases of property, plant and equipment	(38,853)	(22,225)
Investment in debt security	(4,610)	(12,419)
Acquisition of businesses, net of cash acquired	—	(9,832)
Net amounts received from/(paid) to deferred compensation plan (“DCP”) trust account	400	(2,201)
Note repayment from affiliate and other, net	—	3,360
Other, net	(296)	539

Net cash used in investing activities	(43,359)	(42,778)

Cash flows from financing activities:
Repurchases of common stock	(193,890)	(75,399)
Proceeds from issuance of common stock to employees	80,582	41,816
Excess tax benefits from share-based compensation	7,503	6,144
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(4,531)	(4,374)
Net borrowings (repayments) under line of credit agreements	79,750	(30,793)
Repayments of bank borrowings	—	(3,626)
Other	(25)	(49)

Net cash used in financing activities	(30,611)	(66,281)

Effects of exchange rate changes on cash and cash equivalents	6,617	2,706

Net increase in cash and cash equivalents	35,163	52,270

Cash and cash equivalents at beginning of period	704,570	564,457

Cash and cash equivalents at end of period	$739,733	$616,727

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy. The Company also designs, manufactures, sells and services x-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography and industrial applications. In addition, it designs, manufactures, sells and services linear accelerators, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2012 (the “2012 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 29, 2013 and September 28, 2012, results of operations for the three and six months ended March 29, 2013 and March 30, 2012, and cash flows for the six months ended March 29, 2013 and March 30, 2012. The results of operations for the three and six months ended March 29, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2013 is a 52-week period ending September 27, 2013, and fiscal year 2012 was a 52-week period that ended on September 28, 2012. The fiscal quarters ended March 29, 2013 and March 30, 2012 were both 13-week periods.

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

Medical Device Excise Tax

In accordance with the Affordable Health Care for America Act, in the three months ended March 29, 2013, the Company began to account for the 2.3% excise tax on sales of medical devices in the United States. The medical device excise tax is included in the cost of revenues on the condensed consolidated statements of earnings for the three and six months ended March 29, 2013.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Recent Accounting Pronouncements

a) New accounting updates recently adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standard Codification (“ASC”) 350, “Intangibles – Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment became effective for the Company beginning in the first quarter of fiscal year 2013. The adoption of this amendment did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance, became effective for the Company in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

b) Recent accounting standards or updates not yet effective

In December 2011, the FASB amended ASC 210, “Balance Sheet,” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

2. BALANCE SHEET COMPONENTS:

(In millions)	March 29, 2013	September 28, 2012
Short-term Investment:
Debt security:
Amortized cost	$56.1	$49.7
Unrealized gain (loss)	—	—

Fair value	$56.1	$49.7

The short-term investment, which represents a loan to California Proton Treatment Center, LLC (“CPTC”), is classified as an available-for-sale debt security. See Note 15, “Variable Interest Entity.”

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

(In millions)	March 29, 2013	September 28, 2012
Inventories:
Raw materials and parts	$252.8	$237.3
Work-in-progress	85.1	75.6
Finished goods	164.7	145.0

Total inventories	$502.6	$457.9

(In millions)	March 29, 2013	September 28, 2012
Other long-term liabilities:
Long-term income taxes payable	$42.6	$40.6
Other	96.4	85.6

Total other long-term liabilities	$139.0	$126.2

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at March 29, 2013:
Money market funds	$45.3	$—	$—	$45.3
Debt security	—	—	56.1	56.1
Derivative assets	—	2.6	—	2.6
Option to purchase a company	—	—	1.4	1.4

Total assets measured at fair value	$45.3	$2.6	$57.5	$105.4

Liabilities at March 29, 2013:
Contingent consideration	$—	$—	$(7.9)	$(7.9)

Total liabilities measured at fair value	$—	$—	$(7.9)	$(7.9)

Assets at September 28, 2012:
Money market funds	$45.7	$—	$—	$45.7
Debt security	—	—	49.7	49.7
Derivative assets	—	0.8	—	0.8
Option to purchase a company	—	—	1.4	1.4

Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6

Liabilities at September 28, 2012:
Contingent consideration	$—	$—	$(8.8)	$(8.8)

Total liabilities measured at fair value	$—	$—	$(8.8)	$(8.8)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at March 29, 2013:
Cash and cash equivalents	$44.6	$—	$—	$44.6
Short-term investment	—	—	56.1	56.1
Prepaid expenses and other current assets	—	2.6	—	2.6
Other assets	0.7	—	1.4	2.1

Total assets measured at fair value	$45.3	$2.6	$57.5	$105.4

Liabilities at March 29, 2013:
Accrued liabilities	$—	$—	$(1.7)	$(1.7)
Other long-term liabilities	—	—	(6.2)	(6.2)

Total liabilities measured at fair value	$—	$—	$(7.9)	$(7.9)

Assets at September 28, 2012:
Cash and cash equivalents	$44.6	$—	$—	$44.6
Short-term investment	—	—	49.7	49.7
Prepaid expenses and other current assets	—	0.8	—	0.8
Other assets	1.1	—	1.4	2.5

Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6

Liabilities at September 28, 2012:
Accrued liabilities	$—	$—	$(1.6)	$(1.6)
Other long-term liabilities	$—	$—	$(7.2)	$(7.2)

Total liabilities measured at fair value	$—	$—	$(8.8)	$(8.8)

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Debt Security	Contingent Consideration	Option to Purchase a Company
Balance at September 28, 2012	$49.7	$(8.8)	$1.4
Additions/Purchases(1)	6.4	—	—
Settlements(2)	—	0.6	—
Change in fair value	—	0.3	—

Balance at March 29, 2013	$56.1	$(7.9)	$1.4

(1)	Amounts reported under “Contingent Consideration” represent additions to contingent consideration liabilities as a result of acquisitions of businesses.
(2)	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended March 29, 2013 or the three and six months ended March 30, 2012. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Fair Value of Other Financial Instruments

The fair values of certain of the Company’s financial instruments that are not measured at fair value, including bank deposits, short-term borrowings, accounts payable and accounts receivable, net of allowance for doubtful accounts, approximate their carrying amounts due to their short maturities.

The fair value of the Company’s long-term debt was $6.7 million and $6.8 million at March 29, 2013 and September 28, 2012, respectively. As of both March 29, 2013 and September 28, 2012, the carrying value of the Company’s long-term debt was $6.3 million. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. The fair value of the long-term debt was categorized as Level 2 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

4. FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s balance sheet. The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and the related allowance for doubtful accounts, and short-term investment, are presented in the following table:

(In millions)	March 29, 2013	September 28, 2012
Accounts receivable with contractual maturities of more than one year:
Gross amount	$18.3	$29.9
Allowance for doubtful accounts	(3.4)	(3.0)

Net amount	$14.9	$26.9

Amount past due	$5.2	$4.3

Short-term investment:
Total short-term investment[1]	$56.1	$49.7

Amount past due	$—	$—

[1]	Represents a loan to CPTC. See Note 15, “Variable Interest Entity.”

During the three and six months ended March 29, 2013, the Company sold $0.5 million and $1.1 million of accounts receivable with contractual maturities of more than one year, respectively. During the three and six months ended March 30, 2012, the Company sold $2.3 million and $7.5 million of accounts receivable with contractual maturities of more than one year, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	March 29, 2013	September 28, 2012
Intangible Assets:
Acquired existing technology	$36.3	$36.3
Patents, licenses and other	28.1	28.1
Customer contracts and supplier relationship	10.9	10.9
Accumulated amortization	(50.7)	(48.5)

Net carrying amount	$24.6	$26.8

Amortization expense for intangible assets was $1.1 million and $0.8 million for the three months ended March 29, 2013 and March 30, 2012, and $2.2 million and $1.7 million for the six months ended March 29, 2013 and March 30, 2012, respectively. The Company estimates amortization expense on a straight-line basis for the remaining six months of fiscal year 2013, fiscal year 2014, fiscal year 2015, fiscal year 2016, fiscal year 2017 and thereafter, will be as follows (in millions): $2.1, $5.2, $5.8, $2.4 and $9.1, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total
Balance at September 28, 2012	$132.0	$17.0	$73.2	$222.2
Foreign currency translation adjustments	—	—	—	—

Balance at March 29, 2013	$132.0	$17.0	$73.2	$222.2

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

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a loss on the equity investment in dpiX Holding of $0.7 million and $1.4 million in the three months ended March 29, 2013 and March 30, 2012, respectively. VMS recorded a loss on the equity investment in dpiX Holding of $0.5 million in each of the six months ended March 29, 2013 and March 30, 2012. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $46.7 million at March 29, 2013 and $45.5 million at September 28, 2012.

VMS entered into a loan agreement with dpiX in February 2009, which was amended in December 2011. Under this loan agreement, VMS loaned $8.8 million to dpiX. The loan bore interest at prime plus 1% per annum according to a quarterly schedule. The principal amount, together with accrued and unpaid interest, was due and paid in two installments in December 2011 and July 2012.

During the three months ended March 29, 2013 and March 30, 2012, the Company purchased glass transistor arrays from dpiX totaling approximately $5.3 million and $2.6 million, respectively. Glass transistor arrays purchased from dpiX totaled approximately $16.1 million for the six months ended March 29, 2013 and $8.0 million for the six months ended March 30, 2012. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets and “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings for these periods.

7. CREDIT FACILITY

On April 27, 2012, VMS entered into a five-year credit agreement with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables the Company to borrow and have outstanding at any given time up to a maximum of $300 million. The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The Company also has the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is collateralized, subject to certain limitations on the amount collateralized, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of March 29, 2013, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations entered into by the Company with a lender under the 2012 Credit Facility are also collateralized by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of March 29, 2013, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes. The 2012 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA” ) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. The Company also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility bear interest at the base rate plus the then applicable margin for base rate loans. The Company may prepay, reduce or terminate the commitments without penalty. At March 29, 2013, a total of $200 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.45%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum cash flow coverage. The Company was in compliance with all covenants under the 2012 Credit Facility for the six months ended March 29, 2013.

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

VMS KK has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2013, the Sumitomo Credit Facility was extended. The Sumitomo Credit Facility will expire on April 5, 2014. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of March 29, 2013, a total of 3 billion Japanese yen, or approximately $31.9 million was outstanding under the Sumitomo Credit Facility with a weighted average interest rate of 0.67%.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 29, 2013	September 28, 2012	Balance Sheet	March 29, 2013	September 28, 2012
(In millions)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$2.3	$0.8	Accrued liabilities	$—	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.3	—	Accrued liabilities	—	—

Total derivatives		$2.6	$0.8		$—	$—

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s 2012 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. Dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contacts may be entered into several times a quarter and range from one to thirteen months. As of March 29, 2013, the foreign currency forward contracts range from one to thirteen months in maturity.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, “Derivatives and Hedging,” pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts excluded from the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and six months ended March 29, 2013 and March 30, 2012, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of March 29, 2013, all forecasted cash flows were still probable to occur. As of September 28, 2012, net unrealized gain on derivative instruments before tax, of $0.9 million, was included in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets. As of March 29, 2013, net unrealized gain on derivative instruments of $2.2 million, before tax, was included in “Accumulated other comprehensive loss,” and is expected to be reclassified to earnings over the 12 months that follow.

The Company had the following outstanding foreign currency forward contracts that were designated as cash flow hedges:

Notional Value Sold
(In millions)	March 29, 2013
Euro	$41.6
Japanese yen	10.2

Totals	$51.8

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012		March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Foreign exchange contracts	$2.0	$1.3	$2.3	$1.2	Revenues	$0.2	$0.2	$1.0	$0.1

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	At March 29, 2013
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$11.5	$—
British pound	12.0	—
Canadian dollar	11.5	0.6
Danish krona	—	3.1
Euro	189.9	—
Indian rupee	4.4	—
Japanese yen	52.4	—
New Zealand dollar	4.7	—
Swedish krona	7.4	—
Swiss franc	—	48.7

Totals	$293.8	$52.4

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain Recognized in Net Earnings on Derivative		Amount of Gain Recognized in Net Earnings on Derivative
	Three Months Ended		Six Months Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Selling, general and administrative expenses	$9.8	$0.4	$12.3	$2.1

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s default on its borrowings, and deterioration of creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of March 29, 2013 and September 28, 2012, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	March 29, 2013	March 30, 2012
Accrued product warranty, at beginning of period	$52.8	$50.1
Charged to cost of revenues	25.8	23.3
Actual product warranty expenditures	(27.2)	(24.8)

Accrued product warranty, at end of period	$51.4	$48.6

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165 million loan facility for CPTC, under which the subsidiary committed to loan up to $115 million to finance the construction and start-up operations of a proton therapy center. See Note 15, “Variable Interest Entity” for a detailed discussion.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. See Note 16, “Strategic Arrangement” for additional discussion.

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

The Company spent $0.2 million (net of amounts borne by VI and VSEA) during both the three months ended March 29, 2013 and March 30, 2012, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.4 million (net of amounts borne by VI and VSEA) during both the six months ended March 29, 2013 and March 30, 2012 on such costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of March 29, 2013, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.9 million to $9.3 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of March 29, 2013. Management

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.9 million for these cleanup projects as of March 29, 2013. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of March 29, 2013, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.0 million to $35.3 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of March 29, 2013. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $12.7 million at March 29, 2013. Accordingly, the Company has accrued $9.7 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.9 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.3 million at March 29, 2013 and $2.6 million at September 28, 2012, with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters include, as of March 29, 2013, a patent infringement lawsuit initiated in 2007 by the University of Pittsburgh regarding the Company’s Real-time Position Management™ (“RPM”) technology. On or about December 21, 2011, the trial court presiding over the litigation entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. Subsequently, in early 2012, in the proceedings at the trial court on the remaining issues in litigation, it was found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $40 million in actual damages and (iii) that the subject patent was valid. The trial court has ordered the Company to pay a total of approximately $102 million, comprised of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

approximately $80 million in enhanced damages (a doubling of the damages amount), pre-judgment interest to the damage award of approximately $13 million and approximately $9 million in attorneys’ fees. The court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. If our appeal is not successful, on-going royalties, assuming future U.S. sales and manufacturing of the infringing product remains approximately at the 2012 levels, could be up to $5 million per year through September 2016, the expiration of University of Pittsburgh’s patent. The Company has appealed the findings against it and believes that it has valid reasons for the judgment to be reversed.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). As of March 29, 2013, the Company had accrued an aggregate of approximately $5.4 million of such losses with respect to ongoing proceedings, including the low end of the range of the probable settlement value for the University of Pittsburgh proceeding. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The range of reasonably possible loss for the University of Pittsburgh matter, up to the date of the trial court judgment, is from zero to approximately $102 million (this range does not include ongoing royalties subsequent to the date of the trial court judgment). The Company is unable to estimate a range of reasonably possible losses in excess of the amounts accrued with respect to all other matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

Restructuring Charges

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualified employees during the first quarter of fiscal year 2013. Approximately 85 employees accepted the voluntary retirement program. The Company incurred restructuring charges of approximately $2.6 million and $6.7 million for the three and six months ended March 29, 2013, respectively. The Company made cash payments of approximately $3.8 million and $4.0 million during the three and six months ended March 29, 2013, respectively. Insignificant amounts of restructuring charges are expected to be incurred beyond the second quarter of fiscal year 2013 in relation to this program.

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
(In thousands)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Defined Benefit Plans
Service cost	$1,200	$1,100	$2,429	$2,209
Interest cost	1,295	1,347	2,615	2,691
Plan curtailment	—	—	—	(161)
Expected return on plan assets	(1,407)	(1,335)	(2,847)	(2,666)
Amortization of prior service cost	40	40	80	80
Recognized actuarial loss	681	621	1,363	1,242

Net periodic benefit cost	$1,809	$1,773	$3,640	$3,395

Post-Retirement Benefit Plans
Interest cost	$40	$55	$80	$110
Amortization of prior service cost	1	1	2	2
Recognized actuarial loss	15	21	30	42

Net periodic benefit cost	$56	$77	$112	$154

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company made contributions to the defined benefit plans of $7.9 million during the six months ended March 29, 2013. The Company currently expects total contributions to the defined benefit plans for fiscal year 2013 will be approximately $10.8 million. The Company made contributions to the post-retirement benefit plans of $0.3 million during the six months ended March 29, 2013. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2013 will be approximately $0.5 million.

11. INCOME TAXES

The Company’s effective tax rate was 27.9% for the three months ended March 29, 2013, compared to 25.3% for the three months ended March 30, 2012. For the six months ended March 29, 2013, the Company’s effective tax rate was 29.4%, compared to 27.6% in the six months ended March 30, 2012. The increase in the Company’s effective tax rate was primarily due to a smaller net benefit for discrete items in the current periods compared to the prior periods, primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions, partially offset by the benefit of the retroactive reinstatement of the federal research and development credit.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the six months ended March 29, 2013; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of statutes of limitation in various jurisdictions.

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

In August 2012, the VMS Board of Directors authorized the repurchase of 8 million shares of VMS common stock from September 29, 2012 through December 31, 2013. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. The Company repurchased a total of 1,400,000 and 2,900,000 shares of VMS common stock during the three and six months ended March 29, 2013, respectively. As of March 29, 2013, 5,100,000 shares of VMS common stock remained available for repurchase under this repurchase authorization. Including the 375,449 shares received upon the settlement of the August 2011 Repurchase Agreement, the Company repurchased a total of 1,500,000 shares of VMS common stock during the six months ended March 30, 2012, all of which were repurchased in the three months ended March 30, 2012. All shares that were repurchased have been retired.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

13. EMPLOYEE STOCK PLANS

In February 2012, VMS’s stockholders approved an amendment of the Varian Medical Systems, Inc. 2005 Omnibus Stock Plan and its restatement as the Third Amended and Restated 2005 Omnibus Stock Plan (the “Third Amended 2005 Plan”) to (i) increase the number of shares available for grant under the plan by 6,000,000 shares, (ii) change the number of shares counted against the available-for-grant limit from 2.5 shares to 2.6 shares for every one share issued in connection with awards other than stock options and stock appreciation rights on a go-forward basis and (iii) extend the term of the Third Amended 2005 Plan until November 11, 2021.

The table below summarizes the share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Cost of revenues—Product	$1,274	$1,247	$2,385	$2,244
Cost of revenues—Service contracts and other	1,098	405	1,461	867
Research and development	1,487	1,727	3,226	3,259
Selling, general and administrative	9,369	11,259	16,319	18,769
Taxes on earnings	(4,009)	(4,707)	(7,178)	(8,048)

Net decrease in net earnings	$9,219	$9,931	$16,213	$17,091

During the three and six months ended March 29, 2013, total share-based compensation expense recognized in earnings before taxes was $13.2 million and $23.4 million, respectively, and the total related recognized tax benefit was $4.0 million and $7.2 million, respectively. During the three and six months ended March 30, 2012, total share-based compensation expense recognized in earnings before taxes was $14.6 million and $25.1 million, respectively, and the total related recognized tax benefit was $4.7 million and $8.0 million, respectively.

Total share-based compensation expense capitalized as part of inventory for the three and six months ended March 29, 2013 was $0.6 million and $1.5 million, respectively. Total share-based compensation expense capitalized as part of inventory for the three and six months ended March 30, 2012 was $0.9 million and $1.7 million, respectively.

During the six months ended March 29, 2013, the Company granted performance units to certain employees under the Third Amended 2005 Plan (before and after its amendment and restatement). The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are generally forfeited at the time of termination.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Employee Stock Option Plans
Expected term (in years)	4.77	4.77	4.76	4.64
Risk-free interest rate	0.8%	0.8%	0.6%	0.8%
Expected volatility	30.9%	35.3%	32.3%	36.9%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$19.56	$20.19	$19.74	$18.75

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended
	March 29, 2013	March 30, 2012
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.1%	0.1%
Expected volatility	19.3%	21.9%
Expected dividend	—	—
Weighted average fair value at grant date	$13.65	$12.49

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)
Balance at September 28, 2012	11,868	6,459	$48.34
Authorized	—	—	—
Granted (1)	(2,004)	605	68.93
Cancelled or expired (2)	29	(3)	56.23
Exercised	—	(1,749)	45.01

Balance at March 29, 2013	9,893	5,312	$51.77	3.5	$107,460

Exercisable at March 29, 2013		4,299	$48.91	2.9	$99,244

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

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $72 as of March 28, 2013, that last trading date of the second quarter of fiscal year 2013, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of March 29, 2013, there was $14.2 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2012	945	$57.30
Granted	504	70.36
Vested	(203)	57.60
Cancelled or expired	(11)	60.10

Balance at March 29, 2013	1,235	$62.55

The fair value of restricted stock and restricted stock unit awards is estimated using the value of the Company’s common stock on the date of grant. The fair value of market-based performance units is estimated using a Monte Carlo simulation model on the date of grant. As of March 29, 2013, unrecognized compensation expense totaling $46.0 million was related to awards of restricted stocks, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net earnings	$112,788	$107,772	$208,071	$198,006

Weighted average shares outstanding—basic	108,841	112,354	109,038	112,282
Dilutive effect of potential common shares	1,809	2,159	1,825	2,146

Weighted average shares outstanding—diluted	110,650	114,513	110,863	114,428

Net earnings per share—basic	$1.04	$0.96	$1.91	$1.76

Net earnings per share—diluted	$1.02	$0.94	$1.88	$1.73

Anti-dilutive employee shared based awards, excluded	658	744	883	250

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized under this service agreement. In addition, in September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of March 29, 2013, the Company had loaned $56.1 million (including accrued interest) of its $115.3 million commitment, which is reported as a current asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

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

As of March 29, 2013, in addition to the $56.1 million loan to CPTC, the Company had recorded $36.5 million in accounts receivable from CPTC. As of September 28, 2012, the outstanding loan balance to CPTC was $49.7 million and the accounts receivable balance from CPTC was $30.7 million. The Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

16. STRATEGIC ARRANGEMENT

In April 2012, VMS entered into a strategic global partnership with Siemens through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. The Company will also pay for additional licenses beyond the minimum quantities set forth in the agreement. During the three months ended March 29, 2013, the Company accrued $1 million of the fixed fees under the terms of the agreement, of which the first payment of $2 million will be due on September 30, 2013. As of March 29, 2013, no amount related to the achievement of the product development milestones was payable under this agreement.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In addition, pursuant to this agreement, the Company represents Siemens diagnostic imaging products to radiation oncology clinics in most international markets and, since November 2012 in North America. Siemens in turn represents the Company’s equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon regions. The Company will receive commissions from Siemens for sales agency activities provided to Siemens and will make commission payments to Siemens for sales agency activities provided to the Company as part of this agreement. No commissions have been received from or paid to Siemens during the three and six months ended March 29, 2013. This agreement also provides a framework for both companies to explore opportunities to co-develop new imaging and treatment solutions in the future.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues
Oncology Systems	$582	$566	$1,106	$1,053
X-ray Products	140	123	273	236

Total reportable segments	$722	$689	$1,379	$1,289
Other	47	32	68	57

Total company	$769	$721	$1,447	$1,346

Operating Earnings (Loss)
Oncology Systems	$132	$125	$252	$237
X-ray Products	38	33	72	60

Total reportable segments	$170	$158	$324	$297
Other	(7)	(9)	(18)	(19)
Corporate	(7)	(5)	(13)	(5)

Total company	$156	$144	$293	$273

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of March 29, 2013 and the related condensed consolidated statements of earnings for the three-month and six-month periods ended March 29, 2013, and March 30, 2012 and the condensed consolidated statements of comprehensive earnings for the three-month and six-month periods ended March 29, 2013 and March 30, 2012 and the condensed consolidated statements of cash flows for the six-month periods ended March 29, 2013 and March 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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

May 8, 2013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced x-ray products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

In the second quarter of fiscal year 2013, revenues increased 7%, gross margin increased 0.4 percentage points and net earnings increased 5% compared to the year-ago quarter. Net earnings for the second quarter of fiscal 2013 included a restructuring charge of $2.6 million associated with the completion of our previously announced enhanced retirement program. Net earnings per diluted share increased 9% in the second quarter of fiscal year 2013 over the year-ago quarter due to an increase in net earnings and repurchases of shares of VMS common stock.

Net orders for Oncology Systems decreased 2% in the second quarter of fiscal year 2013 from the year-ago quarter, while X-ray Products net orders increased 10%. Our backlog at March 29, 2013 was 4% higher than at the end of the second quarter of fiscal year 2012.

In order to assess how our underlying businesses performed, we also compare the percent change in revenues and net orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information, current period revenues and net orders in currencies other than U.S. Dollars are converted into U.S. Dollars using comparable prior period’s average exchange rate. In the second quarter of fiscal year 2013, our revenues increased 8% on a constant currency basis and net orders for Oncology Systems remained flat in constant currency.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we offer; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. We have recently seen a greater percentage of Oncology Systems net orders and revenues coming from emerging markets within our international region, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of net orders and revenues will generally continue and may negatively impact Oncology Systems’ gross margin. We do not know what impact the Affordable Health Care for America Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of net orders and revenue from quarter-to-quarter. Other factors including transaction size, timing and changing purchasing processes, will also contribute to the increased variability. In accordance with the Affordable Care Act, in the second quarter of fiscal year 2013, we began to account for the 2.3% excise tax on sales of medical devices (including our Oncology Systems’ products) in the United States, which has had and may have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products. In addition, the U.S. Centers for Medicare and Medicaid Services (“CMS”) reduced reimbursement rates for radiation therapy in free-standing clinics in the United States for calendar year 2013. In the radiation oncology markets outside of North America, for the shorter term, we expect the market growth of our European region (which includes Europe, the Middle East, India and Africa) will be mixed, with stronger market growth in Eastern Europe, the Middle East, Africa and India, offset by lower market growth in Southern Europe which is facing severe economic challenges. Our outlook for Asia and the rest of world remains robust and, overall, we believe the longer-term global radiation oncology market can grow, on average, in the mid-single-digit range.

During the first quarter of fiscal year 2013, we announced the EDGETM radiosurgery suite, a combination of products for performing advanced radiosurgery using new real-time tumor tracking technology and motion management capabilities and received Food and Drug Administration (“FDA”) 510(k) clearance for components of Edge, including the Edge radiosurgery accelerator and the Calypso® System with Dynamic Edge™ Gating.

Oncology Systems net orders decreased 2%, in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012. A 9% decrease in Oncology Systems net orders in North America was partially offset by a 4% increase in net orders in Europe and a 16% increase in net orders in the rest of world region. Oncology System net orders in Asia remained flat. We believe that the uncertainty in the United States associated with the Affordable Care Act, and some consolidation activity among free standing clinics, is resulting in slower capital spending in North America that contributed to the decline in Oncology Systems’ net orders during the second quarter of fiscal year 2013. Emerging markets within our international region are driving growth and we received several large orders from customers in these markets during the second quarter of fiscal year 2013. In addition, we booked our first orders for the new EDGE radiosurgery system during the second quarter of fiscal year 2013.

In the second quarter of fiscal year 2013, Oncology Systems total revenues rose 3% over the second quarter of fiscal year 2012. A 41% increase in revenues from Asia offset a 6% decrease in revenues from North America and a 1% decrease in revenues from Europe. Oncology Systems gross margin in the second quarter of fiscal year 2013 increased 0.6 percentage points from the second quarter of fiscal year 2012.

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

In the second quarter of fiscal year 2013, X-ray Products net orders increased 10% over the year-ago quarter, with the increase in orders from Europe and Asia more than offsetting the decline in net orders in North America and rest of the world. Revenues in the second quarter of fiscal year 2013 increased 14% compared to the second quarter of fiscal year 2012, with increases from all regions. X-ray Products gross margin for the second quarter of fiscal year 2013 decreased by 0.5% points as compared to the second quarter of fiscal year 2012.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. We are currently in the process of introducing multiple new products, some of which are gaining momentum and we believe will help sustain the growth of our X-ray Products business. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals, or otherwise, could affect demand for our products in our X-ray Products business.

Other. The “Other” category is comprised of SIP, VPT, and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 17, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on
Form 10-Q).

SIP designs, manufactures, sells and services Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for cargo screening at ports and borders and for non-destructive examination and testing in a variety of applications. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.

VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Our current focus is commercializing our ProBeamTM proton therapy system and bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient. CMS has reduced reimbursement rates for certain proton therapy treatments in hospitals in the United States for calendar year 2013. We do not know what impact the reductions will have on the growth or demand for our VPT products and services. Orders and revenues for our VPT products have been and may continue to be subject to significant variability due to the size of each individual transaction, and the timing of each transaction may be impacted by numerous factors, including items outside of our control such as customer project financing.

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

Revenues in our “Other” category increased $14 million in the second quarter of fiscal year 2013 over the year-ago quarter, with increases in both SIP and VPT revenues. Net orders in our “Other” category decreased $131 million due to a decrease in VPT and SIP orders after an unusually high order total of $124 million for VPT in the comparable period.

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

Warranty Obligations

We warrant most of our products for a specific period of time, usually 12 to 24 months, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty costs in the future, it would have a negative effect on our operating results.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first half of fiscal year 2013 or the first half of fiscal year 2012.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52—or 53-week period ending on the Friday nearest September 30. Fiscal year 2013 is a 52-week period ending September 27, 2013, and fiscal year 2012 was a 52-week period ended September 28, 2012. The fiscal quarters ended March 29, 2013 and March 30, 2012 were both 13-week periods.

Discussion of Results of Operations for the Second Quarter and First Half of Fiscal Year 2013 Compared to the Second Quarter and First Half of Fiscal Year 2012

Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Product	$574.3	$546.8	5%	$1,066.0	$1,003.6	6%
Service Contracts and Other (1)	194.1	173.5	12%	380.8	342.0	11%

Total Revenues	$768.4	$720.3	7%	$1,446.8	$1,345.6	8%

Product as a percentage of total revenues	75%	76%		74%	75%
Service Contracts and Other as a percentage of total revenues	25%	24%		26%	25%

Revenues by region

North America	$312.5	$331.4	(6%)	$604.5	$618.0	(2%)

Europe	240.1	213.1	13%	433.6	386.7	12%
Asia	189.8	148.9	27%	350.0	284.4	23%
Rest of world	26.0	26.9	(3%)	58.7	56.5	4%

Total International (2)	455.9	388.9	17%	842.3	727.6	16%

Total	$768.4	$720.3	7%	$1,446.8	$1,345.6	8%

North America as a percentage of total revenues	41%	46%		42%	46%
International as a percentage of total revenues	59%	54%		58%	54%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.
(2)	We consider international revenues to be revenues outside of North America.

The increases in total revenues in the second quarter and the first half of fiscal year 2013 over the respective year-ago periods were due to revenue growth in all business units. For the second quarter and the first half of fiscal year 2013, all business units contributed to the growth in product revenues except for a slight decrease in Oncology Systems product revenues for the second quarter of fiscal year 2013 over the year-ago period.

Service contracts and other revenues increased in the second quarter and the first half of fiscal year 2013 over the respective year-ago periods primarily due to increases in Oncology Systems service contract revenues slightly offset by decreases in service revenues in the Other category.

The decreases in total North American revenues in the second quarter and the first half of fiscal year 2013 over the respective year-ago periods were due to decreases in revenues in Oncology Systems and revenues in the Other category partially offset by increases in X-ray Products revenues.

International revenues increased in the second quarter and first half of fiscal year 2013 over the respective year-ago periods due to increases in international revenues in all business units. Compared to the year-ago periods, the U.S. Dollar was stronger against the Yen and to a lesser extent stronger against the Euro. On a constant currency basis, International revenues increased 20% and 18% during the second quarter and first half of fiscal year 2013, respectively, over the comparable year-ago periods.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Product	$392.4	$397.6	(1%)	$735.2	$721.5	2%
Service Contracts and Other	189.4	167.8	13%	370.9	331.5	12%

Total Oncology Systems revenues	$581.8	$565.4	3%	$1,106.1	$1,053.0	5%

Product as a percentage of total Oncology Systems revenues	67%	70%		66%	69%
Service Contracts as a percentage of Oncology Systems revenues	33%	30%		34%	31%
Oncology Systems revenues as a percentage of total revenues	76%	78%		76%	78%

Oncology Systems product revenues decreased in the second quarter of fiscal year 2013 over the year-ago quarter primarily due to a decrease in sales of our low and high energy linear accelerators. TrueBeam linear accelerator revenue increased as a percentage of overall accelerator revenue. Oncology Systems product revenues increased during the first half of fiscal year 2013 over the year-ago period primarily due to increases in revenues from sales of our linear accelerators partially offset by a decrease in sales of our software products. The increases in Oncology Systems service contract revenues in the second quarter and the first half of fiscal year 2013 over the year-ago periods were primarily driven by increased customer adoption of service contracts as our products become more sophisticated and by an increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
North America	$258.2	$273.5	(6%)	$499.3	$510.7	(2%)

Europe	177.7	179.8	(1%)	333.0	322.0	3%
Asia	121.6	86.1	41%	218.2	165.4	32%
Rest of world	24.3	26.0	(7%)	55.6	54.9	1%

Total International	323.6	291.9	11%	606.8	542.3	12%

Total Oncology Systems revenues	$581.8	$565.4	3%	$1,106.1	$1,053.0	5%

North America as a percentage of Oncology Systems revenues	44%	48%		45%	48%
International as a percentage of Oncology Systems revenues	56%	52%		55%	52%

The decreases in North American Oncology Systems revenues in the second quarter of fiscal year 2013 and the first half of fiscal year 2013 over the year-ago periods were primarily due to decreases in sales of our high energy linear accelerators and sales of our software products offsetting increases in service contract revenues.

The increase in Oncology Systems’ international revenues for the second quarter of fiscal year 2013 over the second quarter of the fiscal year 2012 was primarily due to an increase in revenues from Asia partially offset by a decrease in revenues from all other international regions. The increase in revenues from Asia was primarily due to an increase in the sales of products, including high energy accelerators and software, and an increase in service contract revenues. The decrease in revenues from Europe during the second quarter of fiscal year 2013 over the year-ago quarter was primarily due to a decrease in sales of linear accelerators partially offset by an increase in service contract revenues. The decrease in revenues from the rest of world was primarily due to decrease in sales of low energy accelerators partially offset by an increase in service contract revenues. For the first half of fiscal year 2013, the increase in Oncology Systems international revenues was primarily due to an increase in service contract revenues in all international regions, as well as an increase in product revenues in Asia partially offset by a decrease in sales of our high energy linear accelerators in Europe and the rest of world region.

Varying cycles of higher and lower revenues between the North American and international regions (and among countries in the international region) are impacted by regional influences, which recently have included the effects of government economic stimulus programs, the effects of the recession and the pace of economic recovery, the European sovereign debt crisis and uncertainty created by healthcare reform, including the excise tax on the sale of most medical devices, reductions in Medicare reimbursement rates for radiotherapy and radiosurgery and consolidation of free standing clinics in the United States, and different technology adoption cycles that are consistent with the net order patterns. See further discussion of net orders under “Net Orders.”

X-ray Products Revenues

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
North America	$38.9	$33.2	17%	$79.2	$63.9	24%

Europe	32.5	26.5	23%	61.2	52.6	16%
Asia	67.3	62.2	8%	129.8	117.7	10%
Rest of world	1.7	0.9	95%	3.1	1.6	99%

Total International	101.5	89.6	13%	194.1	171.9	13%

Total X-ray Products Revenues	$140.4	$122.8	14%	$273.3	$235.8	16%

North America as a percentage of X-ray Products revenues	28%	27%		29%	27%
International as a percentage of X-ray Products revenues	72%	73%		71%	73%
X-ray Products revenues as a percentage of total revenues	18%	17%		19%	18%

X-ray Products revenues increased in the second quarter and the first half of fiscal year 2013 over the respective year-ago periods due to increased sales of X-ray products from all the regions. X-ray Products revenues in all regions increased during the second quarter of fiscal year 2013 and the first half of fiscal year 2013 over the year-ago periods due to increased sales of X-ray flat panel and X-ray tube products. The increases in sales of flat panel detectors during the second quarter and the first half of fiscal year 2013 over the respective year ago periods were primarily due to increases in sales of radiographic flat panels. The increases in sales of x-ray tube products were due to sales of high-performance CT tubes. Additionally, the sales of new products introduced during the first half of fiscal year 2013 and revenues from sales of image processing tools which were added to our product line with the acquisition of Infimed, Inc. (“Infimed”), which we acquired during the third quarter of fiscal year 2012, contributed to an increase in the international X-ray Products revenues.

The difference in currency exchange rates between the U.S. Dollar and foreign currencies between the second quarter of fiscal year 2013 and the second quarter of fiscal year 2012, as well as between the first half of fiscal year 2013 and the first half of fiscal year 2012, did not have a material impact on X-ray Products international revenue growth because sales transactions in the X-ray Products business are primarily denominated in U.S. Dollars.

Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Product	$41.5	$26.4	57%	$57.5	$46.3	24%
Service Contracts and Other	4.7	5.7	(19%)	9.9	10.5	(6%)

Total Other Revenues	$46.2	$32.1	43%	$67.4	$56.8	18%

Other revenues as a percentage of total revenues	6%	5%		5%	4%

Revenues in our “Other” category, which is comprised of SIP, VPT and GTC, increased in the second quarter and the first half of fiscal year 2013 over the respective year-ago periods. The increase in the revenues in the second quarter of fiscal year 2013 from the year-ago quarter was primarily due to an increase in SIP and VPT product revenues and to a lesser extent an increase in SIP service revenues, slightly offset by a decrease in VPT service revenues. The increase in the revenues in the “Other” category in the first half of fiscal year 2013 from the year-ago period was primarily due to an increase in SIP product revenues and slight increases in VPT product revenues and SIP service revenues offset by a slight decrease in VPT service revenues. The increases in SIP product revenues were primarily due to increased shipments and the increase in VPT product revenues were primarily due to the commencement of revenue recognition relating to two new proton therapy projects, during the second quarter of fiscal year 2013.

Gross Margin

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Dollars by segment
Oncology Systems	$249.0	$238.6	4%	$479.1	$458.0	5%
X-ray Products	59.6	52.8	13%	115.0	98.5	17%
Other	11.0	5.3	105%	16.6	9.0	83%

Gross margin	$319.6	$296.7	8%	$610.7	$565.5	8%

Percentage by segment
Oncology Systems	42.8%	42.2%		43.3%	43.5%
X-ray Products	42.5%	43.0%		42.1%	41.8%
Total Company	41.6%	41.2%		42.2%	42.0%

The increase in total Company gross margin percentage for the second quarter of fiscal year 2013 over the year-ago period was primarily due to the increase in Oncology Systems and “Other” gross margin percentages, partially offset by a decrease in X-ray Products gross margin percentage. The increase in total Company gross margin percentage for the first half of fiscal year 2013 over the year-ago period was primarily due to the increase in X-ray Products and “Other” gross margin percentages partially offset by a decrease in Oncology Systems gross margin percentage.

The increase in Oncology Systems gross margin percentage for the second quarter of fiscal year 2013 over the year-ago periods was due to an increase in Oncology Systems product margin and service gross margin percentage. The decrease in Oncology Systems gross margin percentage for the first half of fiscal year 2013 over the first half of the fiscal year 2012 was primarily due to a decrease in product gross margin percentage partially offset by an increase in the Oncology Systems service contract gross margins percentage. The gross margin for Oncology Systems during the second quarter and first half of fiscal year 2013 includes the impact of the medical device excise tax of approximately $2 million, which is included in the cost of revenues.

For the second quarter of fiscal year 2013, Oncology Systems product gross margin percentage was 38.4%, compared to 38.2% in the second quarter of fiscal year 2012. The increase in Oncology Systems gross margin percentage was primarily due to a relative increase in sales of higher margin products which include TrueBeam. For the first half of fiscal year 2013, Oncology Systems product gross margin percentage was 38.8%, compared to 39.5% in the first half of fiscal year 2012. The decrease in Oncology Systems product gross margin percentage was primarily due to a significant geographic shift of product revenues away from developed markets to emerging markets, which typically demand lower-priced products compared to developed markets. Our Oncology Systems product gross margin was further impacted by pricing pressure in our international region. Oncology Systems service contract gross margin was 51.9% in the second quarter of fiscal year 2013, compared to 51.6% in the second quarter of fiscal year 2012. Oncology Systems service contract gross margin was 52.3% in the first half of fiscal year 2013, compared to 52.1% in the first half of fiscal year 2012. The increases in service contract gross margin were primarily due to cost control measures and higher service contract revenues and volume, which lowered the costs per contract. We believe the shift of Oncology Systems revenues towards emerging markets, will generally continue and may negatively impact Oncology Systems gross margins.

For the second quarter of fiscal year 2013, X-ray Products gross margin amount increased by $6.8 million due to an increase in sales volumes of x-ray tube and panel products; however, the gross margin percentage decreased over the year-ago quarter primarily due to price pressure on our flat panel products and unfavorable product mix, partially offset by cost control measures and resulting productivity gains in both x-ray tubes and flat panel products. X-ray Products gross margin percentage increased during the first half of fiscal year 2013 as compared to the first half of fiscal year 2012, primarily due to favorable product mix and continued increases in productivity partially offset by a decrease in gross margin due to pricing pressure on flat panel products.

The increases in gross margin in the Other category in the second quarter and the first half of fiscal year 2013 over the respective year-ago periods were primarily due to increases in gross margin in SIP and VPT. The increases in gross margin in SIP were due to product mix shift toward higher margin products and an increase in the amount of revenues associated with product acceptances, which carry very high gross margins. The increase in gross margin percentages of service contracts also contributed to the increase. In the VPT business, we started recognizing revenues on two new projects in the second quarter of fiscal year 2013. These projects are accounted for using the percentage of completion method and best estimate of gross margin, as compared to the projects in the comparable year-ago period, during which revenues were recognized using the percentage of completion method and zero profit margin.

Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Research and development	$50.9	$47.0	8%	$98.0	$90.8	8%
As a percentage of total revenues	6.6%	6.5%		6.8%	6.8%

The $3.9 million increase in research and development expenses for the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012 was due to a $3.4 million increase in Oncology Systems and $1.6 million increase in VPT partially offset by a decrease in expenses of approximately $1 million in X-ray Products and GTC. The $3.4 million increase in the research and development expense for Oncology Systems includes expense relating to new product development projects including approximately $1 million accrued in accordance with the global strategic partnership agreement with Siemens. The $1.6 million increase in research and development expenses for VPT was primarily due to lower engineering costs incurred on customer projects and a net increase in costs associated with increased headcount to support our growing business activities.

The $7.2 million increase in research and development expenses for the first half of fiscal year 2013 compared to the first half of fiscal year 2012 was due to a $4.7 million increase in Oncology Systems and $3.8 million increase in VPT partially offset by a decrease in expenses of approximately $1 million in X-ray Products and GTC. The $4.7 million increase in the research and development expense for Oncology Systems includes expense relating to new product development projects including approximately $1 million accrued in accordance with the global strategic partnership agreement with Siemens, partially offset by favorable currency translation impact when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. Dollars. The $3.8 million increase in research and development expenses for VPT was primarily due to lower engineering costs incurred on customer projects and a net increase in costs associated with increased headcount to support our growing business activities.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Selling, general and administrative	$113.0	$105.8	7%	$219.5	$201.9	9%
As a percentage of total revenues	14.7%	14.7%		15.2%	15.0%

The $7.2 million increase in selling, general and administrative expenses for the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012 was primarily attributable to: (a) a $6.6 million net increase in employee-related costs, in part for increased headcount to support our growing business activities; (b) a $2.6 million restructuring charge related to an enhanced retirement program offsetting the impact of a $2.4 million restructuring charge for a workforce reduction in North America in the second quarter of fiscal year 2012; (c) a $0.5 million increase in bad debt expense; and (d) a $0.5 million increase in charitable donation expense. These increases were partially offset by a favorable currency translation impact of $1.0 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into U.S. Dollars.

The $17.6 million increase in selling, general and administrative expenses for the first half of fiscal year 2013 compared to the first half of fiscal year 2012 was primarily attributable to: (a) a $11.2 million net increase in employee-related costs, in part for increased headcount to support our growing business activities; (b) a $6.7 million restructuring charge related to an enhanced retirement program (of which the Company has made payments of $4.0 million during the first half of fiscal year 2013) offsetting the impact of a $2.4 million restructuring charge for a workforce reduction in North America in the first half of fiscal year 2012; (c) a $2.3 million increase in bad debt expense; and (d) a $1.4 million increase in professional consulting expense. These increases were partially offset by a favorable currency translation impact of $2.4 million as the foreign currency denominated selling, general and administrative expenses of our foreign operations were translated into U.S. Dollars.

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Interest income (expense), net	$0.7	$0.4	69%	$1.4	$0.7	87%

For the second quarter and the first half of fiscal year 2013, the net increases in interest income, net of interest expense, over the respective year-ago periods were primarily due to higher interest income generated from our loan to CPTC.

Taxes on Earnings

	Three Months Ended			Six Months Ended
	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Effective tax rate	27.9%	25.3%	2.6%	29.4%	27.6%	1.8%

Our effective tax rate was 27.9% for the second quarter of fiscal year 2013, compared to 25.3% in the same period of fiscal year 2012. For the first half of fiscal year 2013, our effective tax rate was 29.4%, compared to 27.6% in the same period of fiscal year 2012. The increases in our tax rate were primarily due to smaller net benefit from discrete items in the second quarter and first half of fiscal year 2013 compared to the year-ago periods, primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions, partially offset by the benefit of the retroactive reinstatement of the federal research and development credit.

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

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Net earnings per diluted share	$1.02	$0.94	9%	$1.88	$1.73	9%

The increases in earnings per diluted share in the second quarter and the first half of fiscal year 2013 over the second quarter and the first half of fiscal year 2012 resulted from increases in earnings before taxes and reductions in the number of diluted shares of common stock outstanding due to stock repurchases, partially offset by increases in effective tax rates.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2013	March 30, 2012	Percent Change	March 29, 2013	March 30, 2012	Percent Change
Oncology Systems:
North America	$232.8	$255.1	(9%)	$441.3	$459.7	(4%)

Total International	322.4	309.7	4%	590.7	589.8	0%

Total Oncology Systems	$555.2	$564.8	(2%)	$1,032.0	$1,049.5	(2%)

X-ray Products:
North America	$29.2	$47.8	(39%)	$74.7	$77.8	(4%)

Total International	114.5	82.6	39%	202.2	162.4	25%

Total X-ray Products	$143.7	$130.4	10%	$276.9	$240.2	15%

Other:	$36.9	$167.6	(78%)	$46.1	$179.2	(74%)

Total Net Orders:	$735.8	$862.8	(15%)	$1,355.0	$1,468.9	(8%)

Net orders is the sum of new orders recorded during the period less any orders that have been cancelled during the period or orders that are no longer expected to be converted to revenue based on review of outstanding orders. Additionally, the net orders total includes the impact of changes in exchange rates for orders converted to revenue during the period that were denominated in other than U.S. Dollars. New orders are recorded for the total contract amount once a contract for the delivery of goods or provision of services is signed. For our businesses other than VPT, we generally recognize new orders when shipment of the product (or in the case of certain highly customized products in our SIP business, construction of the product) is expected to occur within two years so long as any contingencies are deemed perfunctory. However, we will not recognize SIP orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we recognize orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not recognize VPT orders if there are major financing contingencies or customer board approval contingencies pending.

We perform at least a semi-annual review to verify that outstanding orders remain valid. This review identifies aged orders and confirms these orders with our internal sales organization or our customers. Aged orders that are not expected to be converted to revenue are deemed dormant and are reflected as a reduction in the net order amounts in the period identified.

On a constant currency basis, Oncology Systems net orders remained flat in the second quarter and first half of fiscal year 2013, as compared to the year-ago periods.

For the second quarter of fiscal year 2013 and the first half of fiscal year 2013, the decrease in the North American Oncology Systems net orders was primarily due to a decrease in orders from equipment and software products, partially offset by a modest growth in orders from service contracts.

During the second quarter of fiscal year 2013, Oncology Systems net orders in the international region increased 4%, compared to the year-ago period. The increase in net orders in the international region in the second quarter of fiscal year 2013, over the year-ago period, was primarily due to an increase in service contract orders from Europe and due to an increase in product orders partially offset by a decrease in service contract orders in the rest of world region. During the second quarter of fiscal year 2013, the U.S. Dollar was stronger against the Yen and to a lesser extent stronger against the Euro. On a constant currency basis, Oncology Systems net orders in the international region increased 7% in the second quarter of fiscal year 2013.

Oncology Systems net orders from the international region were flat during the first half of fiscal year 2013, compared to the year-ago period. Within the international region, an increase in net orders in the rest of world region was offset by a decrease in net orders in Europe. The increase in net orders in the rest of world region was due to an increase in equipment orders driven primarily by an increase in demand for TrueBeam and the decrease in net orders in Europe was primarily due to a decrease in overall equipment orders partially offset by an increase in service contract orders during the first half of fiscal year 2013, compared to the year-ago period. During the first half of fiscal year 2013, the U.S. Dollar was stronger against the Yen and to a lesser extent stronger against the Euro. On a constant currency basis, Oncology Systems net orders in the international region increased 2% during the first half of fiscal year 2013, compared to the year-ago period.

The trailing 12 months growth in net orders for Oncology Systems at the end of the second quarter of fiscal year 2013 and at the end of the previous three fiscal quarters were: a 3% total increase, with a 3% increase in North America and a 3% increase for the international region, as of as of March 29, 2013; a 5% total increase, with a 8% increase in North America and a 3% increase for the international region, as of December 28, 2012; a 7% total increase, with a 5% increase in North America and an 8% increase for the international region, as of September 28, 2012; a 6% total increase, with a 1% increase in North America and an 11% increase for the international region, as of June 29, 2012. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations, even with an overall shift of orders towards international regions and emerging markets. In addition, the availability of government programs that stimulate the purchase of healthcare products, could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

For the second quarter and the first half of fiscal year 2013, the increases in X-ray Products net orders over the respective year-ago periods were due to increases in total international net orders, partially offset by declines in North American net orders. The increase in net order growth in the second quarter and the first half of fiscal year 2013 over the respective year-ago periods was primarily due to order growth in Asia. In North America, the decrease in net orders in the second quarter of fiscal year 2013 was primarily due to timing of orders and as such the orders in the first half of fiscal year 2013 reflect a modest decrease as compared to the year-ago period. The increase in orders from Europe during the second quarter of fiscal year 2013 compared to the year ago quarter was also primarily due to the timing of orders and as such the orders in the first half of fiscal year 2013 reflect a modest increase as compared to the year-ago period. During the second quarter of fiscal year 2013 and first half of fiscal year 2013, increases in X-ray Products net orders were due to increases in the x-ray tubes and flat panels and the introduction of new products. The image processing tools that we began to offer through our acquisition of Infimed also contributed to an increase in the order growth during the second quarter and first half of fiscal year 2013 compared to the respective year-ago periods.

The decreases in net orders in the “Other” category in the second quarter and the first half of fiscal year 2013 over the respective year-ago periods were primarily due to decreases in orders from SIP and no new orders received from VPT. The decreases in net orders in SIP were due to timing of net orders. In the second quarter and first half of fiscal year 2012, VPT recorded $123 million in orders related to two new proton therapy centers, one in St. Petersburg, Russia and the second in Riyadh, Saudi Arabia.

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

Backlog

Including the $123 million VPT backlog, our backlog at March 29, 2013 was $2.8 billion, which was an increase of 4% over the backlog at March 30, 2012. VPT backlog as of March 30, 2012 was $156 million. Our Oncology Systems backlog at March 29, 2013 was 6% higher than the backlog at March 30, 2012, which reflects a 7% increase for North America and a 6% increase for the international region.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	March 29, 2013	September 28, 2012	Increase/ (Decrease)
Cash and cash equivalents	$740	$705	$35

Our cash and cash equivalents increased $35 million from $705 million at September 28, 2012 to $740 million at March 29, 2013. The increase in cash and cash equivalents in the first half of fiscal year 2013 was primarily due to $103 million of cash generated from operating activities, $81 million of cash provided by stock option exercises and employee stock purchases, $80 million of cash provided from net borrowings under our credit facilities, and $8 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $194 million used for the repurchase of shares of VMS common stock, $39 million of capital expenditures, $5 million used to fund a portion of our loan commitment to CPTC for financing the construction and startup operations of the Scripps Proton Therapy Center, and $5 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units. In addition, foreign currency exchange rate changes in the first half of fiscal year 2013 increased cash and cash equivalents by $7 million.

At March 29, 2013, we had approximately $47 million, or 6%, of total cash and cash equivalents in the United States. Approximately $693 million, or 94%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of March 29, 2013, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, permitted acquisitions and other lawful corporate purposes.

See further discussion of our credit facility under “Cash Flows.”

Cash Flows

	Six Months Ended
(In millions)	March 29, 2013	March 30, 2012
Net cash flow provided by (used in):
Operating activities	$103	$159
Investing activities	(43)	(43)
Financing activities	(31)	(66)
Effects of exchange rate changes on cash and cash equivalents	6	3

Net increase in cash and cash equivalents	$35	$53

Our primary cash inflows and outflows for the first half of fiscal year 2013, as compared to the first half of fiscal year 2012, were as follows:

•

In the first half of fiscal year 2013, we generated net cash from operating activities of $103 million, compared to $159 million in the first half of fiscal year 2012. The $56 million decrease in net cash from operating activities during the first half of fiscal year 2013 compared to the first half of fiscal year 2012 was driven primarily by a decrease related to changes to working capital items between the two periods of $78 million, offset by an increase in non-cash items of $12 million, and an increase in net earnings of $10 million.

The major contributors to the $78 million net change in working capital items between the first half of fiscal year 2013 as compared to the first half of fiscal 2012 were accounts receivable, inventories, accrued expenses, and advance payments from customers, which were partially offset by changes in prepaid expenses and other current assets and deferred revenues, which are further described as follows:

•	Accounts receivable increased by $24 million as compared to the first half of fiscal year 2012 primarily due to higher revenues and timing of collections;

•	Inventories increased by $18 million as compared to the first half of fiscal year 2012 due to anticipated customer demands for products mainly in Oncology Systems and X-ray Products;

•

Accrued expenses decreased by $37 million as compared to the first half of fiscal year 2012 primarily due to the timing of payments processed and specifically due to higher tax payments both in the United States and internationally;

•

Advance payments from customers decreased by $38 million as compared to the first half of fiscal year 2012, primarily due to the timing of advance payments received and applied in our Oncology Systems business ($19 million impact) and VPT business ($19 million impact);

•	Prepaid expenses and other current assets decreased $11 million primarily due to timing of payments; and

•	Deferred revenues increased $20 million due to the nature of contracts and the timing of customer acceptances.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments and customer acceptance, accounts receivable collections, customer advances receipt and application, inventory management, and the timing and amount of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•

We used $43 million for investing activities in the first half of fiscal year 2013 and the first half of fiscal year 2012. During the first half of 2013, we used $39 million for purchases of property, plant and equipment and $5 million to fund a portion of our loan commitment to CPTC. During the first half of 2012, we used $22 million for purchases of property, plant and equipment, $12 million to fund a portion of our loan commitment to CPTC and $10 million to acquire Calypso.

•

Financing activities used net cash of $31 million in the first half of fiscal year 2013 compared to $66 million in the first half of fiscal year 2012. During the first half of fiscal year 2013, we used $194 million for the repurchase of VMS common stock and $5 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $81 million of proceeds from employee stock option exercises and employee stock purchases, $80 million of net borrowings under our credit facilities, and $8 million in excess tax benefits from share-based compensation. During the first half of fiscal year 2012, we used $75 million for the repurchase of VMS common stock, $31 million for net repayments under our credit facilities, $4 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units and $4 million for net repayments of long-term debt. These uses were partially offset by $42 million of proceeds from employee stock option exercises and employee stock purchases and $6 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.0% of revenues in fiscal year 2013. As further described under “Contractual Obligations,” we had loaned $56.1 million (including accrued interest) to CPTC as of March 29, 2013 and we expect CPTC to continue to draw down the loan facility, under which we have committed to loan up to $115.3 million to CPTC, during the construction and initial operation period of the Scripps Proton Therapy Center through fiscal year 2014.

On April 27, 2012, we entered into a five-year credit agreement with certain lenders and Bank of America N.A. (“BofA”) as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables us to borrow and have outstanding at any given time up to a maximum of $300 million. The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. We also have the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is collateralized, subject to certain limitations on the amount collateralized, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of March 29, 2013, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations we enter into by VMS with a lender under the 2012 Credit Facility are also collateralized by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of March 29, 2013, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes. The 2012 Credit Facility contains provisions that limit our ability to pay cash dividends.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on our instructions. We also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility bear interest at the base rate plus the then-applicable margin for base rate loans. We may prepay, reduce or terminate the commitments without penalty. At March 29, 2013, a total of $200 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.45%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to us that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA, and (ii) a minimum cash flow coverage. We were in compliance with all covenants under the 2012 Credit Facility as of March 29, 2013.

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

VMS KK has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2013, the Sumitomo Credit Facility was extended. The Sumitomo Credit Facility will expire on April 5, 2014. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of March 29, 2013, a total of 3 billion Japanese yen, or approximately $31.9 million was outstanding under the Sumitomo Credit Facility with a weighted average interest rate of 0.67%.

See Note 7 “Credit Facilities” to the Condensed Consolidated Financial Statements for a discussion regarding the 2012 Credit Facility, Amended BofA Credit Facility, and the Sumitomo Credit Facility.

The following table provides additional information regarding our short-term borrowings:

Second Quarter of Fiscal Year 2013
(Dollars in millions)
Amount outstanding (at end of period)	$232
Weighted average interest rate (at end of period)	1.35%

Average amount outstanding (during period)	$219
Weighted average interest rate (during period)	1.42%

Maximum month-end amount outstanding during period	$232

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

Total debt as a percentage of total capital increased to 12.8% at March 29, 2013 from 9.6% at September 28, 2012. The ratio of current assets to current liabilities increased to 1.81 to 1 at March 29, 2013 from 1.76 to 1 at September 28, 2012.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 87 days at March 29, 2013 compared to 83 days at March 30, 2012. Excluding VPT, DSO were 82 days at March 29, 2013 compared to 78 days at March 30, 2012. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments; collections performance, payment terms, the mix of revenues from different regions and the continued sovereign debt and banking crises in Europe. As of March 29, 2013, approximately 3% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

We repurchased a total of 2,900,000 shares of VMS common stock during the six months ended March 29, 2013, of which 1,400,000 shares were repurchased in the three months ended March 29, 2013. During the six months ended March 30, 2012, we repurchased a total of 1,500,000 shares of VMS common stock, all of which were repurchased in the three months ended March 30, 2012.

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

In August 2012, the VMS Board of Directors authorized the repurchase of 8 million shares of VMS common stock from September 29, 2012 through December 31, 2013. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. As of March 29, 2013, 5,100,000 shares of VMS common stock remained available for repurchase under this repurchase authorization. All shares that were repurchased have been retired.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of March 29, 2013, our liability for uncertain tax positions was $42.6 million, of which we do not anticipate any payment in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As further described in Note 15, “Variable Interest Entity” of the Notes to the Condensed Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and startup operations of the Scripps Proton Therapy Center. As of March 29, 2013, we had loaned $56.1 million (including accrued interest) to CPTC and we expect CPTC to continue to draw down this facility during the construction and initial operation period through fiscal year 2014. The amounts and timing of loan drawdowns may change due to changes in construction progress and other factors. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. See Note 16, “Strategic Arrangement” for additional discussion.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of March 29, 2013, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

a) New accounting updates recently adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standard Codification (“ASC”) 350, “Intangibles – Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment became effective for the Company beginning in the first quarter of fiscal year 2013. The adoption of this amendment did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance, became effective for the Company in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

b) Recent accounting standards or updates not yet effective

In December 2011, the FASB amended “ASC” 210, “Balance Sheet,” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this amendment concerns disclosure only and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of March 29, 2013 were $345.6 million and $52.4 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of March 29, 2013. The principal amount of cash and cash equivalents at March 29, 2013 totaled $740 million with a weighted average interest rate of 0.19%. At March 29, 2013, our short-term investment represented a loan of $56.1 million (including accrued interest) to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our credit facilities. As of March 29, 2013, $232 million was outstanding under our credit facilities with a weighted average interest rate of 1.35%. If the amount outstanding under our credit facilities remained at this level for an entire year and interest rates increased or decreased (due to changes in LIBOR, the federal funds rate, BofA’s prime rate or the Bank of Japan basic loan rate) by 1%, our annual interest expense would increase or decrease, respectively, by an additional $2.3 million. See a detailed discussion of our credit facilities in Item 2, “MD&A – Liquidity and Capital Resources.”

In addition, we had $6.3 million of long-term debt outstanding at March 29, 2013 that carried at a weighted average fixed interest rate of 6.7% with principal payments due in fiscal year 2014. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (94% of which was held abroad at March 29, 2013 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments. The fair value of our loan to CPTC was $56.1 million at March 29, 2013, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition we do not increase the fair value above its par value as ORIX Capital Markets LLC (“ORIX”), the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value.

The fair value of our long-term debt was estimated to be $6.7 million at March 29, 2013. The estimated fair value of long-term debt was based on the then-current rates available to us for debt of similar terms and remaining maturities and also took into consideration default and credit risk. We determined the estimated fair value by using available market information and commonly accepted valuation methodologies. The fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a then-current market exchange.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 4.	Controls and Procedures

(a)	Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that IMRT, including volumetric modulated arc therapy, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been the drivers for our net orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, in our business in general. We have introduced products such as TrueBeam, a line of linear accelerators for radiotherapy and radiosurgery, and UNIQUE, a less complex, low-energy linear accelerator for the more price sensitive emerging markets, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam is a valuable tool for clinicians in the fight against cancer and will stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for volumetric modulated arc therapy are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT—and IGRT-related products. Orders for these products and products lines have contributed greatly to our orders and revenue growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other volumetric modulated arc therapy products) or show negative side effects, or if other more effective technologies are introduced, our net orders, revenues and financial results could suffer. As more institutions buy or upgrade to achieve IMRT and IGRT capabilities, the market for these products (including volumetric modulated arc therapy products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

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

We conduct business globally. Our international revenues accounted for approximately 59% and 54% of revenues from continuing operations during the second quarter of fiscal years 2013 and 2012, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

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

As of March 29, 2013, 94% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by a number of economic factors, including the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns over the downgrade of the sovereign debt of the United States and several European countries; continued sovereign debt and banking system uncertainties in Europe and other foreign countries and now concerns regarding recession in Europe and the directions of the Chinese and United States economies. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to freeze, delay or dramatically reduce purchases and capital project expenditures. Project delays may continue, particularly as they relate to large scale or government projects, which may be affected by austerity measures. Alternatively, in the past, some countries have adopted and may in the future adopt government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Continued economic uncertainty may also affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.

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

Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, starting January 1, 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products.

In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and accountable care organizations (“ACOs”). ACOs and bundled payment programs were established by the Affordable Care Act to reward integrated, efficient care and allow providers to share in any savings they achieve through the coordination of care and meeting certain mandated quality standards. ACOs and the bundled payment programs have primarily focused on primary care. However, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and bundled reimbursement payments. These and other elements of the Affordable Care Act, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes. We believe that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making process are complicated by the uncertainties surrounding the implementation of the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of net orders and revenue from quarter-to-quarter.

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

Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by CMS to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States, such as we experienced in 2012 with the reductions to reimbursement rates for radiation therapy proposed by CMS. From time to time, CMS and third party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. If comparative effectiveness studies are not available, or if available studies show that other cancer treatments are more effective than radiotherapy or radiosurgery, reimbursement rates for radiotherapy or radiosurgery could be reduced. In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and ACOs. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.

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

Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the new Law “On the Fundamentals of Health Protection in the Russian Federation,” with a significant anti-corruption intent and effective since January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2012 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 174 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly in countries, where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we are currently involved in a patent infringement lawsuit relating to our Real-time Position Management™ technology initiated in 2007 by the University of Pittsburgh. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. For example, in the University of Pittsburgh patent infringement case, as of March 29, 2013 we are subject to a court judgment that could result in the Company incurring up to approximately $102 million in damages, including prejudgment interest, plus an ongoing royalty. While we have appealed the findings against us, this appeal is subject to uncertainties and we cannot provide assurance as to its outcome. As of March 29, 2013, we had accrued an aggregate of approximately $5.4 million related to all ongoing proceedings, including the low end of the range of the probable settlement value for the University of Pittsburgh matter. If actual liabilities significantly exceed the estimates made, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, even if a third party rights holder is willing to license its rights to us, the amounts we might be required to pay under the associated royalty or license agreement could be significant.

THE LOSS OF A SUPPLIER OR ANY INABILITY TO OBTAIN SUPPLIES OF IMPORTANT COMPONENTS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS IN OUR ABILITY TO DELIVER PRODUCTS, OR SIGNIFICANTLY INCREASE OUR COSTS

We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors, and specialized integrated circuits, x-ray tube targets, housings, glassframes and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. If we lose any of these suppliers, if their operations were substantially interrupted, or if any of them failed to meet performance or quality specifications, we may be required to obtain and qualify one or more replacement suppliers. This may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of these products by the FDA or obtain other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have insurance to protect against business interruption loss, this insurance coverage may not be adequate or continue to remain available on acceptable terms, if at all. Furthermore, some of our single-source suppliers provide components for some of our rapidly growing product lines. Manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for our affected product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Disruptions or loss of any of our limited - or sole-sourced components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

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

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS

We have seen and may continue to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. As customers consolidate, the volume of product sales to these customers might decrease. Alternatively, order size may increase, as what were previously more than one customer combine orders as one entity. As a result, as orders increase in size and require more customer approvals, the purchasing cycle for our Oncology Systems products could lengthen. Both increased order size and extended purchasing cycles could cause our net orders to be more volatile and less predictable. In addition, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and the possibility of bundled reimbursement payments. Group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in net orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and the price of VMS common stock.

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

We have experienced and expect in the future to experience fluctuations in our operating results, including net orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of announcement of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and it is especially true with our proton therapy products because of the high cost of the proton therapy equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. Economic uncertainty also tends to extend the purchasing cycle as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles and the placement of orders even further. When orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

Once orders are received, factors that may affect whether these orders become revenue (or are cancelled or deemed dormant and reflected as a reduction in the net order amounts) and the timing of revenue include:

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

We report on a quarterly and annual basis our net orders and backlog. It is important to understand that, unlike revenues, net orders and backlog are not governed by GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm; therefore, investors should not interpret our net orders or backlog in such a manner. Also, for the reasons set forth above, our net orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. High levels of order cancellation or delays in customer purchase decisions or delivery dates will reduce the quarterly net orders and backlog and also affect the level of future revenues. Accordingly, we cannot predict if or when orders will mature into revenues. Our net orders, backlog, revenues and net earnings in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.

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

We expect that a limited number of customers will account for a substantial portion of VPT’s business for the foreseeable future. Further, the award of certain proton therapy system orders may be subject to challenge by third parties, which can make these orders more unpredictable than orders for other products. Because an order for a proton therapy system can be relatively large, an order in one fiscal period (or the cancellation of an order as a result of bid challenge or otherwise) will cause our net orders to vary significantly, making comparisons between fiscal periods more difficult. In addition, our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected.

In addition, many of the components used in proton therapy equipment require long lead times, which may require an increase in our inventory levels. This may cause fluctuations in the operating results of VPT that may make it difficult to predict our results and to compare our results from period to period.

Moreover, VPT’s business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver or delays in delivering on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers are requesting that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project, as well as in some situations participate in or provide project financing for the project. Since the cost of each proton therapy center project will often exceed $100 million, the amount of potential liability and potential for financial loss would likely be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable or expensive. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted or we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. This and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

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

UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims, including products liability and intellectual property claims, that have not yet been fully resolved and additional claims may arise in the future. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit.

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

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of March 29, 2013, customer contracts with remaining terms of more than one year amounted to approximately three percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

(a) Not applicable

(b) Not applicable

(c) The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2012 - January 25, 2013	500,000		$73.85	500,000	6,000,000
January 26, 2013 - February 22, 2013	701,828	(2)	$71.17	700,000	5,300,000
February 23, 2013 - March 29, 2013	200,000		$71.79	200,000	5,100,000

Total	1,401,828		$72.21	1,400,000

(1)	In August 2012, VMS’s Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock through December 31, 2013. We expect remaining repurchases under this authorization, if any, will be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. Shares will be retired upon repurchase.
(2)	Includes 1,828 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units and deferred stock units granted under the Company’s employee stock plans.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended March 29, 2013 and March 30, 2012; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended March 29, 2013 and March 30, 2012; (iii) Condensed Consolidated Balance Sheets at March 29, 2013 and September 28,2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2013 and March 30, 2012; and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended March 29, 2013 and March 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 8, 2013	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended March 29, 2013 and March 30, 2012; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended March 29, 2013 and March 30, 2012; (iii) Condensed Consolidated Balance Sheets at March 29, 2013 and September 28, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 29, 2013 and March 30, 2012; and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended March 29, 2013 and March 30, 2012.