Form 10-Q
period 2013-06-28
VARIAN MEDICAL SYSTEMS INC
filed 2013-08-06
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 107,653,723 shares of common stock, par value $1 per share, outstanding as of July 26, 2013.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended June 28, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Revenues:
Product	$532,494	$526,331	$1,598,440	$1,529,935
Service contracts and other	193,717	178,915	574,527	520,923

Total revenues	726,211	705,246	2,172,967	2,050,858

Cost of revenues:
Product	319,477	311,358	971,284	923,981
Service contracts and other	96,269	86,277	280,492	253,811

Total cost of revenues	415,746	397,635	1,251,776	1,177,792

Gross margin	310,465	307,611	921,191	873,066

Operating expenses:
Research and development	53,335	48,943	151,355	139,775
Selling, general and administrative	102,398	105,081	321,910	306,986

Total operating expenses	155,733	154,024	473,265	446,761

Operating earnings	154,732	153,587	447,926	426,305
Interest income	1,915	1,312	5,159	3,571
Interest expense	(874)	(933)	(2,766)	(2,469)

Earnings before taxes	155,773	153,966	450,319	427,407
Taxes on earnings	42,942	45,123	129,417	120,559
Net earnings	$112,831	$108,843	$320,902	$306,848

Net earnings per share – basic	$1.04	$0.98	$2.95	$2.74
Net earnings per share – diluted	$1.03	$0.96	$2.90	$2.69

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding – basic	108,158	111,070	108,741	111,857
Weighted average shares outstanding – diluted	109,760	112,823	110,496	113,961

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Net earnings	$112,831	$108,843	$320,902	$306,848

Other comprehensive earnings (loss), net of tax:

Defined benefit pension and post-retirement benefit plans:
Plan curtailment	—	—	—	91
Amortization of prior service cost included in net periodic benefit cost, net of tax effects of $ 4 and $14 for the three and nine months ended June 28, 2013, respectively, and $ 4 and $14 for the corresponding periods of fiscal 2012, respectively	36	36	109	107

Amortization of net actuarial loss included in net periodic benefit cost, net of tax effects of $ 132 and $ 397 for the three and nine months ended June 28, 2013, respectively, and $ 131 and $ 386 for the corresponding periods of fiscal 2012, respectively	564	510	1,691	1,539
	600	546	1,800	1,737
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain, net of tax effects of $ 96 and $ 768 for the three and nine months ended June 28, 2013, respectively, and $ 197 and $ 268 for the corresponding periods of fiscal 2012, respectively	(161)	(328)	1,278	446

Reclassification adjustments, net of tax effects of $ 751 and $ 1,112 for the three and nine months ended June 28, 2013, respectively, and $ 66 and $ 117 for the corresponding periods of fiscal 2012, respectively	(1,249)	(111)	(1,850)	(195)
	(1,410)	(439)	(572)	251

Currency translation adjustment	1,890	(6,331)	1,998	(6,320)
Other comprehensive earnings (loss)	1,080	(6,224)	3,226	(4,332)

Comprehensive earnings	$113,911	$102,619	$324,128	$302,516

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	June 28, 2013	September 28, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$765,567	$704,570
Short-term investment	59,477	49,709
Accounts receivable, net of allowance for doubtful accounts of $ 13,860 at June 28, 2013 and $14,386 at September 28, 2012	655,130	691,806
Inventories	536,693	457,869
Prepaid expenses and other current assets	185,393	150,775
Deferred tax assets	114,779	115,786

Total current assets	2,317,039	2,170,515

Property, plant and equipment, net	306,341	296,592
Goodwill	222,946	222,242
Other assets	212,729	189,377

Total assets	$3,059,055	$2,878,726

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,910	$180,736
Accrued expenses	270,072	336,568
Product warranty	50,726	52,799
Deferred revenues	153,364	130,883
Advance payments from customers	406,166	380,545
Short-term borrowings	174,374	155,000

Total current liabilities	1,231,612	1,236,531

Long-term debt	—	6,250
Other long-term liabilities	143,893	126,169

Total liabilities	1,375,505	1,368,950

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock of $ 1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $ 1 par value: 189,000 shares authorized; 107,774 and 109,407 shares issued and outstanding at June 28, 2013 and at September 28, 2012, respectively	107,774	109,407
Capital in excess of par value	634,006	563,875
Retained earnings	995,165	893,115
Accumulated other comprehensive loss	(53,395)	(56,621)

Total stockholders’ equity	1,683,550	1,509,776

Total liabilities and stockholders’ equity	$3,059,055	$2,878,726

(1) The condensed consolidated balance sheet as of September 28, 2012 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
(In thousands)	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net earnings	$320,902	$306,848
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	33,915	36,655
Tax benefits from exercises of share-based payment awards	10,407	6,647
Excess tax benefits from share-based compensation	(9,570)	(7,805)
Depreciation	44,614	39,711
Amortization of intangible assets	3,295	2,848
Deferred taxes	5,130	(275)
Provision for doubtful accounts receivable	4,814	6,240
Income on equity investment in affiliate	(2,459)	(1,225)
Other, net	(908)	(858)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	18,663	(4,170)
Inventories	(80,398)	(49,271)
Prepaid expenses and other current assets	(22,637)	(47,665)
Accounts payable	(261)	(7,668)
Accrued expenses	(73,781)	(10,574)
Deferred revenues	22,481	(16,992)
Product warranty	(1,779)	4
Advance payments from customers	30,303	54,823
Other long-term liabilities	(2,475)	(5,911)

Net cash provided by operating activities	300,256	301,362

Cash flows from investing activities:
Purchases of property, plant and equipment	(56,688)	(40,188)
Investment in debt security	(7,554)	(27,950)
Acquisition of businesses, net of cash acquired	—	(28,241)
Net amounts paid to deferred compensation plan (“DCP”) trust account	(15)	(2,708)
Note repayments/(receivable) from other and affiliate, respectively	(10,000)	3,360
Other, net	(129)	(2,340)

Net cash used in investing activities	(74,386)	(98,067)

Cash flows from financing activities:
Repurchases of common stock	(289,099)	(172,418)
Proceeds from issuance of common stock to employees	104,464	54,529
Excess tax benefits from share-based compensation	9,570	7,805
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(9,526)	(8,598)
Net borrowings/(repayments) under line of credit agreements	14,935	(12,585)
Repayments of bank borrowings	—	(9,876)
Other, net	(935)	(74)

Net cash used in financing activities	(170,591)	(141,217)

Effects of exchange rate changes on cash and cash equivalents	5,718	6,851
Net increase in cash and cash equivalents	60,997	68,929

Cash and cash equivalents at beginning of period	704,570	564,457
Cash and cash equivalents at end of period	$765,567	$633,386

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2012 (the “2012 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 28, 2013 and September 28, 2012, results of operations for the three and nine months ended June 28, 2013 and June 29, 2012, and cash flows for the nine months ended June 28, 2013 and June 29, 2012. The results of operations for the three and nine months ended June 28, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2013 is the 52-week period ending September 27, 2013, and fiscal year 2012 was the 52-week period that ended on September 28, 2012. The fiscal quarters ended June 28, 2013 and June 29, 2012 were both 13-week periods.

Principles of Consolidation

The condensed consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Medical Device Excise Tax

In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, the Company began to incur the 2.3% excise tax on sales of medical devices in the United States. The medical device excise tax is included in the cost of revenues on the condensed consolidated statements of earnings for the three and nine months ended June 28, 2013, net of any amounts directly billed to customers for this tax.

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

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2014, at which time the Company will include the required disclosures.

In July 2013, the FASB issued an accounting standard update to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. BALANCE SHEET COMPONENTS:

(In millions)	June 28, 2013	September 28, 2012

Short-term Investment:
Corporate debt security:
Amortized cost	$59.5	$49.7
Unrealized gain (loss)	—	—
Fair value	$59.5	$49.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The short-term investment, which represents a loan to California Proton Treatment Center, LLC (“CPTC”), is classified as an available-for-sale corporate debt security. See Note 15, “Variable Interest Entity.”

(In millions)	June 28, 2013	September 28, 2012

Inventories:
Raw materials and parts	$270.9	$237.3
Work-in-progress	93.8	75.6
Finished goods	172.0	145.0
Total inventories	$536.7	$457.9

(In millions)	June 28, 2013	September 28, 2012

Other long-term liabilities:
Long-term income taxes payable	$42.7	$40.6
Other	101.2	85.6
Total other long-term liabilities	$143.9	$126.2

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at June 28, 2013:
Money market funds	$35.4	$—	$—	$35.4
Corporate debt security	—	—	59.5	59.5
Derivative assets	—	1.1	—	1.1
Option to purchase a company	—	—	1.4	1.4
Total assets measured at fair value	$35.4	$1.1	$60.9	$97.4

Liabilities at June 28, 2013:
Contingent consideration	$—	$—	$(7.6)	$(7.6)
Total liabilities measured at fair value	$—	$—	$(7.6)	$(7.6)

Assets at September 28, 2012:
Money market funds	$45.7	$—	$—	$45.7
Corporate debt security	—	—	49.7	49.7
Derivative assets	—	0.8	—	0.8
Option to purchase a company	—	—	1.4	1.4
Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6

Liabilities at September 28, 2012:
Contingent consideration	$—	$—	$(8.8)	$(8.8)
Total liabilities measured at fair value	$—	$—	$(8.8)	$(8.8)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

	Fair Value Measurement Using
Line Item in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at June 28, 2013:
Cash and cash equivalents	$35.1	$—	$—	$35.1
Short-term investment	—	—	59.5	59.5
Prepaid expenses and other current assets	—	1.1	—	1.1
Other assets	0.3	—	1.4	1.7
Total assets measured at fair value	$35.4	$1.1	$60.9	$97.4

Liabilities at June 28, 2013:
Accrued liabilities	$—	$—	$(1.7)	$(1.7)
Other long-term liabilities	—	—	(5.9)	(5.9)
Total liabilities measured at fair value	$—	$—	$(7.6)	$(7.6)

Assets at September 28, 2012:
Cash and cash equivalents	$44.6	$—	$—	$44.6
Short-term investment	—	—	49.7	49.7
Prepaid expenses and other current assets	—	0.8	—	0.8
Other assets	1.1	—	1.4	2.5
Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6

Liabilities at September 28, 2012:
Accrued liabilities	$—	$—	$(1.6)	$(1.6)
Other long-term liabilities	—	—	(7.2)	(7.2)
Total liabilities measured at fair value	$—	$—	$(8.8)	$(8.8)

The Company obtains valuations of Level 1 money market funds from quotes for transactions in active exchange markets involving identical assets.

The Company’s valuation of its Level 2 instruments includes valuations obtained from quoted prices for identical assets in markets that are not active. In addition, the Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to thirteen months in duration.

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

The fair value of the Company’s Level 3 debt security is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. If the estimated discount rates used were to increase or decrease, the fair value of the debt security would decrease or increase, respectively. However,

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

the Company does not increase the fair value above its par value as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value.

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Corporate Debt Security	Contingent Consideration	Option to Purchase a Company

Balance at September 28, 2012	$49.7	$(8.8)	$1.4
Purchases	9.8	—	—
Settlements(1)	—	0.9	—
Change in fair value	—	0.3	—
Balance at June 28, 2013	$59.5	$(7.6)	$1.4

(1)	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and nine months ended June 28, 2013 or the three and nine months ended June 29, 2012. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Fair Value of Other Financial Instruments

The fair values of certain of the Company’s financial instruments that are not measured at fair value, including bank deposits, short-term borrowings (including term loan payable in fiscal year 2014), accounts payable and accounts receivable, net of allowance for doubtful accounts, note receivables, approximate their carrying amounts due to their short maturities.

The fair value and carrying value of the Company’s long-term debt at September 28, 2012 was $6.8 million and $6.3 million, respectively. The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. The fair value of the long-term debt was categorized as Level 2 in the fair value hierarchy.

4. Financing Receivables and Allowance for Credit Losses

A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s balance sheet.

The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and the related allowance for doubtful accounts are presented in the following table:

(In millions)	June 28, 2013	September 28, 2012

Accounts receivable with contractual maturities of more than one year:
Gross amount	$20.3	$29.9
Allowance for doubtful accounts	(3.3)	(3.0)
Net amount	$17.0	$26.9
Amount past due	$3.9	$4.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

During the three months ended June 28, 2013, no accounts receivable with contractual maturities of more than one year were sold. During the nine months ended June 28, 2013, the Company sold $1.1 million of accounts receivable with contractual maturities of more than one year. During the three and nine months ended June 29, 2012, the Company sold $2.2 million and $9.7 million of accounts receivable with contractual maturities of more than one year, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	June 28, 2013	September 28, 2012

Intangible Assets:
Acquired existing technology	$36.4	$36.3
Patents, licenses and other	28.1	28.1
Customer contracts and supplier relationship	10.9	10.9
Accumulated amortization	(51.8)	(48.5)
Net carrying amount	$23.6	$26.8

Amortization expense for intangible assets was $1.1 million for both the three months ended June 28, 2013 and June 29, 2012, and $3.3 million and $2.8 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The Company estimates amortization expense on a straight-line basis for the remaining three months of fiscal year 2013, fiscal year 2014, fiscal year 2015, fiscal year 2016, fiscal year 2017 and thereafter, will be as follows (in millions): $1.0, $5.2, $5.8, $2.4 and $9.2, respectively.

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-ray Products	Other	Total

Balance at September 28, 2012	$132.0	$17.0	$73.2	$222.2
Foreign currency translation adjustments	—	—	0.7	0.7
Balance at June 28, 2013	$132.0	$17.0	$73.9	$222.9

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

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income on the equity investment in dpiX Holding of $3.0 million in the three months ended June 28, 2013 and income of $1.7 million in the three months ended June 29, 2012. VMS recorded income on the equity investment in dpiX Holding of $2.5 million in the nine months ended June 28, 2013 and income of $1.2 million in the nine months ended June 29, 2012. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $49.7 million at June 28, 2013 and $45.5 million at September 28, 2012.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

VMS entered into a loan agreement with dpiX in February 2009, which was amended in December 2011. Under this loan agreement, VMS loaned $8.8 million to dpiX. The loan bore interest at prime plus 1% per annum. The principal amount, together with accrued interest, was repaid in two installments through July 2012.

During the three months ended June 28, 2013 and June 29, 2012, the Company purchased glass transistor arrays from dpiX totaling approximately $6.5 million and $2.9 million, respectively. Glass transistor arrays purchased from dpiX totaled approximately $22.6 million for the nine months ended June 28, 2013 and $10.9 million for the nine months ended June 29, 2012. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets or “Cost of revenues—product” in the Condensed Consolidated Statements of Earnings for these periods.

7. CREDIT FACILITIES

On April 27, 2012, VMS entered into a five-year credit agreement with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables the Company to borrow and have outstanding at any given time up to a maximum of $300 million. The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The Company also has the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is collateralized, subject to certain limitations on the amount collateralized, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of June 28, 2013, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations entered into by the Company with a lender under the 2012 Credit Facility are also collateralized by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of June 28, 2013, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes. The 2012 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA” ) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. The Company also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility bear interest at the base rate plus the then applicable margin for base rate loans. The Company may prepay, reduce or terminate the commitments without penalty. At June 28, 2013, a total of $150 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.44%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum cash flow coverage. The Company was in compliance with all covenants under the 2012 Credit Facility for the nine months ended June 28, 2013.

VMS KK has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In March 2013, the Sumitomo Credit Facility was extended. The Sumitomo Credit Facility will expire on April 5, 2014. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 28, 2013, a total of 1.8 billion Japanese Yen, or approximately $18.1 million was outstanding under the Sumitomo Credit Facility with an interest rate of 0.65%.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 28, 2013	September 28, 2012	Balance Sheet Location	June 28, 2013	September 28, 2012
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	$0.8	Accrued liabilities	$—	$—

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	1.1	—	Accrued liabilities	—	—
Total derivatives		$1.1	$0.8		$—	$—

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s 2012 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. Dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contacts may be entered into several times a quarter and range from one to thirteen months. As of June 28, 2013, the foreign currency forward contracts range from one to thirteen months in maturity.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, “Derivatives and Hedging,” pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges under ASC 815, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts excluded from the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and nine months ended June 28, 2013 and June 29, 2012, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of June 28, 2013, all forecasted cash flows were still probable to occur.  As of June 28, 2013, net unrealized loss on derivative instruments of $0.1 million, before tax, was included in “Accumulated other comprehensive loss,” and is expected to be reclassified to earnings over the 12 months that follow.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The Company had the following outstanding foreign currency forward contracts that were designated as cash flow hedges:

Notional Value Sold
(In millions)	June 28, 2013

Euro	$19.1
Totals	$19.1

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
(In millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012		June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Foreign exchange contracts	$(0.3)	$(0.5)	$2.0	$0.7	Revenues	$2.0	$0.2	$3.0	$0.3

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. Dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency. The foreign currency forward contracts are short term in nature, typically with a maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign currency denominated assets and liabilities do not qualify for hedge accounting treatment and are not designated as hedging instruments under ASC 815. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign currency denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency rate movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) originally designated as cash flow hedges (primarily in Euro and Japanese Yen) and were subsequently de-designated when the forecasted revenues are recognized:

	At June 28, 2013
(In millions)	Notional Value Sold	Notional Value Purchased

Australian dollar	$19.2	$—
British pound	15.2	—
Danish krona	—	5.0
Euro	180.3	3.6
Indian rupee	5.5	—
Japanese yen	72.9	—
Norwegian krone	2.2	—
Swedish krona	3.0	—
Swiss franc	—	65.5
Totals	$298.3	$74.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments under ASC 815.

Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Net Earnings on Derivative		Amount of Gain Recognized in Net Earnings on Derivative
	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Selling, general and administrative expenses	$3.4	$6.6	$15.7	$8.7

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s default on its borrowings, and deterioration of creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of June 28, 2013 and September 28, 2012, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	June 28, 2013	June 29, 2012

Accrued product warranty, at beginning of period	$52.8	$50.1
Charged to cost of revenues	38.9	41.3
Actual product warranty expenditures	(41.0)	(42.1)
Accrued product warranty, at end of period	$50.7	$49.3

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165.3 million loan facility for CPTC, under which the subsidiary committed to loan up to $115.3 million to finance the construction and start-up operations of a proton therapy center. See Note 15, “Variable Interest Entity” for a detailed discussion.

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

The Company spent $0.3 million and $0.7 million (net of amounts borne by VI and VSEA) during the three months ended June 28, 2013 and June 29, 2012, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.8 million and $1.2 million (net of amounts borne by VI and VSEA) during the nine months ended June 28, 2013 and June 29, 2012, respectively, on such costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of June 28, 2013, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $2.0 million to $9.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of June 28, 2013. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $2.0 million for these cleanup projects as of June 28, 2013. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of June 28, 2013, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.7 million to $36.2 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of June 28, 2013. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $12.6 million at June 28, 2013. Accordingly, the Company has accrued $9.6 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $2.0 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.4 million at June 28, 2013 and $2.6 million at September 28, 2012, with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters include, as of June 28, 2013, a patent infringement lawsuit initiated on April 13, 2007 by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”) technology. The lawsuit was dismissed and re-filed on June 16, 2008 in the Northern District of California. The case was subsequently transferred to the United States District Court for the Western District of Pennsylvania (“trial court”). On or about December 21, 2011, the trial court entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. Subsequently, in early 2012, in the proceedings at the trial court on the remaining issues in litigation, it was found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $40 million in actual damages and (iii) that the subject patent was valid. The trial court has ordered the Company to pay a total of approximately $102 million, comprised of approximately $80 million in enhanced damages (a doubling of the damages amount), pre-judgment interest to the damage award of approximately $13 million and approximately $9 million in attorneys’ fees. The trial court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. If our appeal is not successful, on-going royalties, assuming future U.S. sales and manufacturing of the infringing product remains approximately at the 2012 levels, could be up to $5 million per year through September 2016, the expiration of University of Pittsburgh’s patent. The Company has appealed the findings against it and believes that it has valid reasons for the judgment to be reversed.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). As of June 28, 2013, the Company had accrued an aggregate of approximately $5.2 million of such losses with respect to ongoing proceedings, including the low end of the range of the probable settlement value for the University of Pittsburgh proceeding. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The range of reasonably possible loss for the University of Pittsburgh matter, up to the date of the trial court judgment, is from zero to approximately $102 million (this range does not include ongoing royalties subsequent to the date of the trial court judgment). The Company is unable to estimate a range of reasonably possible losses in excess of the amounts accrued with respect to all other matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

Restructuring Charges

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualified employees during the first quarter of fiscal year 2013. Approximately 85 employees accepted the voluntary retirement program. The Company incurred insignificant amounts of restructuring charges in the three months ended June 28, 2013 and $6.7 million for the nine months ended June 28, 2013 in relation to this program. The Company made cash payments of approximately $2.7 million and $6.7 million during the three and nine months ended June 28, 2013, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
(In thousands)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Defined Benefit Plans
Service cost	$1,169	$1,072	$3,598	$3,281
Interest cost	1,276	1,325	3,891	4,016
Plan curtailment	—	—	—	(161)
Expected return on plan assets	(1,388)	(1,316)	(4,235)	(3,982)
Amortization of prior service cost	41	40	121	120

Recognized actuarial loss	682	621	2,045	1,863
Net periodic benefit cost	$1,780	$1,742	$5,420	$5,137
Post-Retirement Benefit Plans
Interest cost	$40	$55	$120	$165
Amortization of prior service cost	1	1	3	3

Recognized actuarial loss	15	21	45	63
Net periodic benefit cost	$56	$77	$168	$231

The Company made contributions to the defined benefit plans of $9.3 million during the nine months ended June 28, 2013. The Company currently expects total contributions to the defined benefit plans for fiscal year 2013 will be approximately $10.8 million. The Company made contributions to the post-retirement benefit plans of $0.4 million during the nine months ended June 28, 2013. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2013 will be approximately $0.5 million.

11. INCOME TAXES

The Company’s effective tax rate was 27.6% in the three months ended June 28, 2013, compared to 29.3% in the same period of fiscal year 2012. For the three month period, the decrease in the Company’s effective tax rate compared to the year ago period was primarily due to a greater net benefit for discrete items, primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits. For the nine months ended June 28, 2013, the Company’s effective tax rate was 28.7%, compared to 28.2% in the same period of fiscal year 2012.  The increase in the Company’s effective tax rate for the nine month period compared to the year ago period was primarily due to a smaller net benefit for discrete items, primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and a shift in the geographic mix of earnings.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the nine months ended June 28, 2013; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation and audit settlements in various jurisdictions.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 25, 2011, the Company entered into an accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares to be repurchased. The remaining $37.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract. The repurchase period ended in February 2012 and the Company received an additional 375,449 shares of VMS common stock upon the settlement of the August 2011 Repurchase Agreement.

In August 2012, the VMS Board of Directors authorized the repurchase of 8 million shares of VMS common stock from September 29, 2012 through December 31, 2013. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. The Company repurchased a total of 1,250,000 and 4,150,000 shares of VMS common stock during the three and nine months ended June 28, 2013, respectively. As of June 28, 2013, 3,850,000 shares of VMS common stock remained available for repurchase under this repurchase authorization. Including the 375,449 shares received upon the settlement of the August 2011 Repurchase Agreement, the Company repurchased a total of 3,000,000 shares of VMS common stock during the nine months ended June 29, 2012, of which 1,500,000 shares were repurchased in the three months ended June 29, 2012.  All shares that were repurchased have been retired.

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

The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Cost of revenues – Product	$1,058	$1,107	$3,443	$3,351
Cost of revenues – Service contracts and other	1,069	317	2,530	1,184
Research and development	1,515	1,574	4,741	4,833
Selling, general and administrative	6,882	8,518	23,201	27,287
Taxes on earnings	(3,181)	(3,728)	(10,359)	(11,776)
Net share-based compensation expense	$7,343	$7,788	$23,556	$24,879

During the three and nine months ended June 28, 2013, total share-based compensation expense recognized in earnings before taxes was $10.5 million and $33.9 million, respectively, and the total related recognized tax benefit was $3.2 million and $10.4 million, respectively. During the three and nine months ended June 29, 2012, total share-based compensation expense recognized in earnings before taxes was $11.5 million and $36.7 million, respectively, and the total related recognized tax benefit was $3.7 million and $11.8 million, respectively.

During the nine months ended June 28, 2013, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are generally forfeited at the time of termination.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Employee Stock Option Plans
Expected term (in years)	4.77	4.55	4.76	4.64
Risk-free interest rate	0.7%	0.7%	0.6%	0.8%
Expected volatility	29.6%	34.3%	32.2%	36.9%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$18.21	$19.14	$19.73	$18.75

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected volatility	13.6%	18.0%	16.5%	20.6%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$12.21	$12.16	$12.95	$12.38

Activity under the Company’s employee stock plans is presented below:

		Options Outstanding
(In thousands, except per share amounts)	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (3)

Balance at September 28, 2012	11,868	6,459	$48.34
Granted (1)	(2,025)	611	68.92
Cancelled or expired (2)	93	(16)	59.84
Exercised	—	(2,001)	45.09
Balance at June 28, 2013	9,936	5,053	$52.08	3.2	$78,705

Exercisable at June 28, 2013		4,169	$49.32	2.7	$75,834

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

(3) The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $67.45 as of June 28, 2013, that last trading date of the third

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

quarter of fiscal year 2013, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of June 28, 2013, there was $11.5 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value

Balance at September 28, 2012	945	$57.30
Granted	509	70.34
Vested	(396)	55.57
Cancelled or expired	(28)	61.75
Balance at June 28, 2013	1,030	$64.30

The fair value of restricted stock and restricted stock unit awards is estimated using the value of the Company’s common stock on the date of grant. The fair value of market-based performance units is estimated using a Monte Carlo simulation model on the date of grant. As of June 28, 2013, unrecognized compensation expense totaling $37.7 million was related to awards of restricted stocks, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Net earnings	$112,831	$108,843	$320,902	$306,848

Weighted average shares outstanding – basic	108,158	111,070	108,741	111,857
Dilutive effect of potential common shares	1,602	1,753	1,755	2,104

Weighted average shares outstanding – diluted	109,760	112,823	110,496	113,961

Net earnings per share – basic	$1.04	$0.98	$2.95	$2.74

Net earnings per share – diluted	$1.03	$0.96	$2.90	$2.69

Anti-dilutive employee shared based awards, excluded	737	560	739	251

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

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized to date under this service agreement. In addition, in September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of June 28, 2013, the Company had loaned $59.5 million (including accrued interest) of its $115.3 million commitment, which is reported as a current asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

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

As of June 28, 2013, in addition to the $59.5 million loan to CPTC, the Company had recorded $40.3 million in accounts receivable from CPTC. As of September 28, 2012, the outstanding loan balance to CPTC was $49.7 million and the accounts receivable balance from CPTC was $30.7 million. The Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

16. strategic Arrangement

In April 2012, VMS entered into a strategic global partnership with Siemens through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. The Company will also pay for additional licenses beyond the minimum quantities set forth in the agreement. During the three and nine months ended June 28, 2013, the Company accrued $0.5 million and $1.5 million, respectively, of the fixed fees under the terms of the agreement, of which the first payment of $2 million will be due on September 30, 2013. As of June 28, 2013, no amount related to the achievement of the product development milestones was payable under this agreement.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)
(Unaudited)

In addition, pursuant to this agreement, the Company represents Siemens diagnostic imaging products to radiation oncology clinics in most international markets and, since November 2012, in North America. Siemens in turn represents the Company’s equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon regions. The Company will receive commissions from Siemens for sales agency activities provided to Siemens and will make commission payments to Siemens for sales agency activities provided to the Company as part of this agreement.  The Company incurred commissions expense of approximately $0.2 million during the three and nine months ended June 28, 2013.  Insignificant amounts of commissions income have been recognized during the three and nine months ended June 28, 2013.  This agreement also provides a framework for both companies to explore opportunities to co-develop new imaging and treatment solutions in the future.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenues

Oncology Systems	$561	$546	$1,667	$1,599
X-ray Products	136	127	409	363
Total reportable segments	$697	$673	$2,076	$1,962
Other	29	32	97	89
Total company	$726	$705	$2,173	$2,051
Operating Earnings (Loss)

Oncology Systems	$129	$127	$381	$364
X-ray Products	33	35	105	94
Total reportable segments	$162	$162	$486	$458
Other	(4)	(8)	(22)	(27)
Corporate	(3)	—	(16)	(5)
Total company	$155	$154	$448	$426

18. SUBSEQUENT EVENT

In July 2013, the Company repaid all borrowings, including interest, of $18.1 million under the Sumitomo Credit Facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of June 28, 2013 and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and nine-month periods ended June 28, 2013 and June 29, 2012 and of cash flows for the nine-month periods ended June 28, 2013 and June 29, 2012. These interim financial statements are the responsibility of the Company’s management.

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

San Jose, California

August 6, 2013

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

Overview

In the third quarter of fiscal year 2013, revenues increased 3%, gross margin decreased 0.8 percentage points and net earnings increased 4% compared to the year-ago quarter. Net earnings per diluted share increased 7% in the third quarter of fiscal year 2013 over the year-ago quarter. The U.S. Dollar strengthened significantly against the Japanese Yen in the third quarter of fiscal year 2013 compared to the year-ago quarter so that the differences in currency exchange rates overall had an unfavorable impact on our international revenues and net orders when measured in U.S. Dollars.

Net orders for Oncology Systems increased 4% in the third quarter of fiscal year 2013 compared to the year-ago quarter, while X-ray Products net orders increased 2%. Our backlog at June 28, 2013 was 4% higher than at the end of the third quarter of fiscal year 2012 and included a 6% increase in Oncology Systems backlog.

In order to assess how our underlying businesses performed, we also compare the percentage change in revenues and net orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information, current period revenues and net orders in currencies other than U.S. Dollars are converted into U.S. Dollars using the comparable prior period’s average exchange rate. In the third quarter of fiscal year 2013, our total revenues increased 4% on a constant currency basis, and net orders for Oncology Systems increased 6% in constant currency, in each case over the prior-year quarter.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we offer; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. We have seen a greater percentage of Oncology Systems net orders and revenues coming from emerging markets within our international region, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of net orders and revenues will generally continue and may negatively impact Oncology Systems’ gross margin. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of net orders and revenue from quarter-to-quarter. Other factors including transaction size, timing and changing purchasing processes, due in part to consolidation of providers and more integration of systems and equipment across multi-site networks, will also contribute to the increased variability. In accordance with the Affordable Care Act, in the second quarter of fiscal year 2013, we began to incur the 2.3% excise tax on sales of medical devices (including our Oncology Systems’ products) in the United States, which has had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products. In addition, the U.S. Centers for Medicare and Medicaid Services (“CMS”) reduced reimbursement rates for radiation therapy in free-standing clinics in the United States for calendar year 2013. In the radiation oncology markets outside of North America, for the shorter term, we expect the market growth of our European region (which includes Europe, the Middle East, India and Africa) will be mixed, with stronger market growth in Eastern Europe, the Middle East, Africa and India, offset by lower market growth in Southern Europe which is facing severe economic challenges. Our outlook for Asia and the rest of world remains robust and, overall, we believe the longer-term global radiation oncology market can grow, on average, in the mid-single-digit range.

During the first quarter of fiscal year 2013, we announced the EDGETM radiosurgery suite, a combination of products for performing advanced radiosurgery using new real-time tumor tracking technology and motion management capabilities and received Food and Drug Administration (“FDA”) 510(k) clearance for components of Edge, including the Edge radiosurgery accelerator and the Calypso® System with Dynamic Edge™ Gating. During the third quarter of fiscal year 2013, we booked multiple orders for the EDGE radiosurgery system and several other customers ordered EDGE radiosurgery upgrades, accessories and software for their existing systems.

In the third quarter of fiscal year 2013, Oncology Systems North American net orders decreased 1% over the year-ago quarter. During the same period, Oncology Systems international net orders increased 8%. On a constant currency basis, Oncology Systems international net orders increased 12% in the third quarter of fiscal year 2013 compared to the year-ago quarter.  We believe that the uncertainty in the United States associated with the Affordable Care Act, some consolidation activity among free standing clinics and, more integration of systems and equipment across multi-site networks, is resulting in slower capital spending in North America that contributed to the decline in Oncology Systems’ net orders in North America during the third quarter of fiscal year 2013. Emerging markets within our international region are driving growth, and we received several large orders from customers in these markets during the third quarter of fiscal year 2013.

In the third quarter of fiscal year 2013, Oncology Systems total revenues increased 3% over the third quarter of fiscal year 2012. Oncology Systems gross margin in the third quarter of fiscal year 2013 decreased 0.6 percentage points from the third quarter of fiscal year 2012.

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

In the third quarter of fiscal year 2013, X-ray Products net orders increased 2% over the year-ago quarter. Revenues in the third quarter of fiscal year 2013 increased 7% compared to the third quarter of fiscal year 2012. X-ray Products gross margin for the third quarter of fiscal year 2013 decreased 5.5 percentage points as compared to the third quarter of fiscal year 2012. During the third quarter of fiscal year 2013, net orders and revenues from X-ray tube products were impacted by inventory adjustments by certain customers in Japan, as compared to the year-ago quarter.

Our success in our X-ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. We are currently in the process of introducing multiple new products, some of which are gaining momentum and we believe will help contribute to the growth of our X-ray Products business. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals, or otherwise, could affect demand for our products in our X-ray Products business.

Other. The “Other” category is comprised of SIP, VPT, and the operations of the Ginzton Technology Center (“GTC”). (Please refer to Note 17, “Segment Information” to the Condensed Consolidated Financial Statements within this Quarterly Report on Form 10-Q).

SIP designs, manufactures, sells and services Linatron® X-ray accelerators, imaging processing software and image detection products for cargo screening at ports and borders and for non-destructive examination and testing in a variety of applications. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.

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

Revenues in our “Other” category decreased $3 million in the third quarter of fiscal year 2013 over the year-ago quarter due to a decrease in SIP revenues. Net orders in our “Other” category increased $14 million in the third quarter of fiscal year 2013 compared to the year-ago quarter, due to an increase in SIP orders.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first nine months of fiscal year 2013 or the first nine months of fiscal year 2012.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2013 is a 52-week period ending September 27, 2013, and fiscal year 2012 was a 52-week period ended September 28, 2012. The fiscal quarters ended June 28, 2013 and June 29, 2012 were both 13-week periods.

Discussion of Results of Operations for the Third Quarter and First Nine Months of Fiscal Year 2013 Compared to the Third Quarter and First Nine Months of Fiscal Year 2012

Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Product	$532.5	$526.4	1%	$1,598.5	$1,530.0	4%
Service Contracts and Other (1)	193.7	178.9	8%	574.5	520.9	10%
Total Revenues	$726.2	$705.3	3%	$2,173.0	$2,050.9	6%

Product as a percentage of total revenues	73%	75%		74%	75%
Service Contracts and Other as a percentage of total revenues	27%	25%		26%	25%

Revenues by region

North America	$309.5	$287.8	8%	$914.0	$905.8	1%
Europe	223.6	225.0	(1%)	657.2	611.7	7%
Asia	159.5	153.8	4%	509.5	438.2	16%
Rest of world	33.6	38.7	(13%)	92.3	95.2	(3%)
Total International (2)	416.7	417.5	0%	1,259.0	1,145.1	10%

Total	$726.2	$705.3	3%	$2,173.0	$2,050.9	6%

North America as a percentage of total revenues	43%	41%		42%	44%
International as a percentage of total revenues	57%	59%		58%	56%

(1)	Revenues from service contracts represent revenues from fixed-term service contracts and labor cost services. This excludes revenues from spare parts sold by our service department.
(2)	We consider international revenues to be revenues outside of North America.

The increase in total revenues in the third quarter of fiscal year 2013 over the year-ago period was primarily due to revenue growth in Oncology Systems and X-ray Products offset by a slight decline in revenues in the Other category. The increase in total revenues in the first nine months of fiscal year 2013 over the year-ago period was due to revenue growth in all business units.

For the third quarter and the first nine months of fiscal year 2013, all business units contributed to the growth in product revenues except for a decrease in product revenues in the Other category in the third quarter of fiscal year 2013 over the year-ago period.

Service contracts and other revenues increased in the third quarter and the first nine months of fiscal year 2013 over the respective year-ago periods primarily due to increases in service contract revenues from Oncology Systems.

The increases in total North American revenues in the third quarter and the first nine months of fiscal year 2013 over the respective year-ago periods were due to increases in revenues in Oncology Systems and X-ray Products revenues partially offset by decreases in revenues from the Other category.

International revenues remained flat in the third quarter of fiscal year 2013 over the year-ago period due to increases in international revenues in X-ray Products and Other category completely offset by a decrease in Oncology Systems revenue. International revenues increased in the first nine months of fiscal year 2013 over the year-ago period due to increases in international revenues in all business units.

Compared to the year-ago periods, the U.S. Dollar was stronger against the Japanese Yen. On a constant currency basis, international revenues increased 2% and 12% during the third quarter and first nine months of fiscal year 2013, respectively, over the comparable year-ago periods.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Product	$374.0	$372.3	0%	$1,109.2	$1,093.8	1%
Service Contracts and Other	187.3	174.1	8%	558.2	505.6	10%
Total Oncology Systems revenues	$561.3	$546.4	3%	$1,667.4	$1,599.4	4%

Product as a percentage of total Oncology Systems revenues	67%	68%		67%	68%
Service Contracts as a percentage of Oncology Systems revenues	33%	32%		33%	32%

Oncology Systems revenues as a percentage of total revenues	77%	77%		77%	78%

Oncology Systems product revenues were relatively flat in the third quarter of fiscal year 2013 compared to the year-ago quarter. Within Oncology Systems product revenues, TrueBeam linear accelerators revenue increased as a percentage of overall accelerator revenue. Oncology Systems product revenues increased slightly during the first nine months of fiscal year 2013 over the year-ago period primarily due to an increase in revenues from high energy linear accelerators and other hardware products offsetting a decrease in software revenues. The increases in Oncology Systems service contract revenues in the third quarter and the first nine months of fiscal year 2013 over the year-ago periods were primarily driven by increased customer adoption of service contracts as the warranty period on our TrueBeam systems start to expire and by an increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

North America	$264.4	$236.7	12%	$763.7	$747.4	2%
Europe	169.2	179.6	(6%)	502.2	501.6	0%
Asia	95.4	92.2	4%	313.6	257.6	22%
Rest of world	32.3	37.9	(15%)	87.9	92.8	(5%)
Total International	296.9	309.7	(4%)	903.7	852.0	6%

Total Oncology Systems revenues	$561.3	$546.4	3%	$1,667.4	$1,599.4	4%

North America as a percentage of Oncology Systems revenues	47%	43%		46%	47%
International as a percentage of Oncology Systems revenues	53%	57%		54%	53%

The increases in North American Oncology Systems revenues in the third quarter of fiscal year 2013 and the first nine months of fiscal year 2013 over the respective year-ago periods were primarily due to increases in revenues from sales of TrueBeam linear accelerators and service revenues offsetting decreases in revenues from our other high energy linear accelerators, other hardware and software products.

The decrease in Oncology Systems’ international revenues for the third quarter of fiscal year 2013 over the third quarter of fiscal year 2012 was primarily due to a decrease in revenues from Europe and a decrease in revenues from the rest of world region, partially offset by an increase in revenues from Asia. The increase in revenues from Asia was primarily due to an increase in revenues from sales of products, including high energy accelerators, partially offset by a decrease in revenues from sales of software. The decrease in revenues from Europe during the third quarter of fiscal year 2013 over the year-ago quarter was primarily due to a decrease in revenues from sales of high energy linear accelerators partially offset by an increase in service contract revenues. The decrease in revenues from the rest of world region was primarily due to a decrease in revenues from sales of high energy accelerators. For the first nine months of fiscal year 2013, the increase in Oncology Systems international revenues was primarily due to an increase in service contract revenues in all international regions, as well as an increase in revenues from high energy accelerators (mainly TrueBeam) in Asia partially offset by a decrease in revenues from our high energy linear accelerators in Europe and the rest of world region. The U.S. Dollar was stronger against the Japanese Yen in the third quarter and first nine months of fiscal year 2013 compared to the year-ago periods so that the currency exchange rates overall had a negative impact on our Oncology Systems international revenues when measured in U.S. Dollars.

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

X-ray Products Revenues

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

North America	$38.9	$33.4	16%	$118.1	$97.3	21%
Europe	32.3	33.3	(3%)	93.5	85.9	9%
Asia	62.8	59.2	6%	192.6	176.9	9%
Rest of world	1.3	0.8	50%	4.4	2.4	82%
Total International	96.4	93.3	3%	290.5	265.2	10%

Total X-ray Products Revenues	$135.3	$126.7	7%	$408.6	$362.5	13%

North America as a percentage of X-ray Products revenues	29%	26%		29%	27%
International as a percentage of X-ray Products revenues	71%	74%		71%	73%
X-ray Products revenues as a percentage of total revenues	19%	18%		19%	18%

X-ray Products revenues increased in the third quarter and the first nine months of fiscal year 2013 over the respective year-ago periods due to increased revenues from all the regions except for a slight decrease in Europe in the third quarter of fiscal year 2013 compared to the year-ago period. X-ray Products revenues increased during the third quarter of fiscal year 2013 compared to the year-ago period due to increased revenues from sales of X-ray flat panel and X-ray tube products in all regions except for a slight decrease in revenues from sales of X-ray tube products in Europe. X-ray Products revenues increased during the first nine months of fiscal year 2013 compared to the year-ago period due to the increased revenues from sales of X-ray flat panel and X-ray tube products in all regions.

The increases in revenues from sales of flat panel detector sales during the third quarter and the first nine months of fiscal year 2013 over the respective year-ago periods were primarily due to increases in revenues from sales of radiographic flat panels. The increases in revenues for X-ray tube products were driven by higher revenues from high-performance CT tubes. Additionally, revenues from sales of new products introduced during the first nine months of fiscal year 2013 and revenues from sales of image processing tools, which we added to our product line with the acquisition of InfiMed, Inc. (“InfiMed”), which we acquired during the third quarter of fiscal year 2012, also contributed to an increase in the X-ray Products revenues during the first nine months of fiscal year 2013 compared to the year-ago period.

The difference in currency exchange rates between the U.S. Dollar and foreign currencies between the third quarter of fiscal year 2013 and the third quarter of fiscal year 2012, as well as between the first nine months of fiscal year 2013 and the first nine months of fiscal year 2012, did not have a material impact on X-ray Products international revenue growth because sales transactions in the X-ray Products business are primarily denominated in U.S. Dollars.

Other Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Product	$23.2	$27.4	(15%)	$80.7	$73.7	9%
Service Contracts and Other	6.4	4.8	34%	16.3	15.3	7%
Total Other revenues	$29.6	$32.2	(8%)	$97.0	$89.0	9%

Other revenues as a percentage of total revenues	4%	5%		4%	4%

Revenues in our “Other” category, which is comprised of SIP, VPT and GTC, decreased in the third quarter of fiscal year 2013 over the year-ago period, primarily due to a decrease in SIP product revenues partially offset by an increase in SIP service revenues. Revenues in the Other Category increased in the first nine months of fiscal year 2013 over the year-ago period primarily due to increases in both SIP product and service revenues.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change
Dollars by segment

Oncology Systems	$245.4	$242.1	1%	$724.5	$700.1	3%
X-ray Products	53.8	57.4	(6%)	168.8	155.9	8%
Other	11.3	8.1	40%	27.9	17.1	63%
Gross margin	$310.5	$307.6	1%	$921.2	$873.1	6%

Percentage by segment
Oncology Systems	43.7%	44.3%		43.5%	43.8%
X-ray Products	39.8%	45.3%		41.3%	43.0%
Total Company	42.8%	43.6%		42.4%	42.6%

The decreases in total Company gross margin percentage for the third quarter of fiscal year 2013 and first nine months of fiscal year 2013, over the year-ago periods was primarily due to a decrease in X-ray Products gross margin percentage and a decrease in Oncology Systems gross margin percentage slightly offset by an increase in the Other gross margin percentages.

The decreases in Oncology Systems gross margin percentage for the third quarter of fiscal year 2013 and first nine months of fiscal year 2013 compared to the year-ago periods were due to decreases in Oncology Systems service gross margin percentage and decreases in Oncology Systems product gross margin percentage. The dollar amount of Oncology Systems service gross margin and product gross margin increased during the third quarter and first nine months of fiscal year 2013 compared to year-ago periods. During the third quarter of fiscal year 2013, dollar amount of Oncology Systems gross margin increased due to an increase in volume, an increase in Oncology Systems service margin and a decrease in retrofit and factory freight, partially offset by excise tax. The gross margin for Oncology Systems includes the impact of the medical device excise tax of approximately $3 million and $5 million during the third quarter and first nine months of fiscal year 2013, respectively, which is included in the cost of revenues.

For the third quarter of fiscal year 2013, Oncology Systems products gross margin percentage at 40.3%, slightly decreased as compared with the third quarter of fiscal year 2012 at 40.4%.  For the first nine months of fiscal year 2013, Oncology Systems product gross margin percentage was 39.3%, compared to 39.8% in the first nine months of fiscal year 2012. The decrease in Oncology Systems product gross margin percentage was primarily due to excise tax and a significant geographic shift of product revenues away from developed markets to emerging markets, which typically demand lower-priced products compared to developed markets. Our

Oncology Systems product gross margin was further impacted by pricing pressure in our international region. Oncology Systems service contract gross margin was 50.5% in the third quarter of fiscal year 2013, compared to 52.7% in the third quarter of fiscal year 2012. Oncology Systems service contract gross margin was 51.7% in the first nine months of fiscal year 2013, compared to 52.3% in the first nine months of fiscal year 2012. The decreases in service contract gross margin percentages were primarily due to unfavorable geographic mix and an unfavorable impact of the strengthening of the U.S. Dollar against the Japanese Yen. We believe the shift of Oncology Systems revenues towards emerging markets will generally continue and may negatively impact Oncology Systems gross margins.

For the third quarter of fiscal year 2013, X-ray Products gross margin amount and gross margin percentage decreased compared to the third quarter of fiscal year 2012 due to price pressure and unfavorable product mix on our flat panel products and higher warranty costs in our X-ray tube products. X-ray Products gross margin percentage decreased during the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012, primarily due to pricing pressure and unfavorable product mix in our flat panel products partially offset by favorable product mix in tube products and continued increase in productivity.

The increases in gross margin in the Other category in the third quarter and the first nine months of fiscal year 2013 over the respective year-ago periods were primarily due to increases in gross margin in SIP and VPT. The increases in gross margin in SIP were due to product mix shift toward higher margin products and an increase in the amount of revenues associated with product acceptances, which carry very high gross margins. The increase in gross margin percentages of service contracts in SIP also contributed to the increase. In the VPT business, we started recognizing revenue on two new projects in the second quarter of fiscal year 2013 and the increase in gross margin during the third quarter and first nine months of fiscal year 2013 was due to revenues recognized on projects that are accounted for using the percentage of completion method and best estimate of gross margin, as compared to the projects in the comparable year-ago period, during which revenues were recognized using the percentage of completion method and zero profit margin.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Research and development	$53.4	$48.9	9%	$151.4	$139.8	8%
As a percentage of total revenues	7.3%	6.9%		7.0%	6.8%

The $4.5 million increase in research and development expenses for the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 was primarily due to an increase in expenses of $3.6 million in Oncology Systems, and an increase in expenses of $2.9 million in the Other category, partially offset by a decrease in expenses of $1.9 million in X-ray Products. The $3.6 million increase in expenses in Oncology Systems was primarily due to expenses relating to new product development projects. The increase in expenses of $2.9 million in the Other category was primarily due to expenses relating to new product development projects and a net increase in costs associated with increased headcount to support our growing business activities in VPT. The $1.9 million decrease in expenses in X-ray Products was mainly due to cost control measures.

The $11.6 million increase in research and development expenses for the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012 was primarily due to increases in expenses of $8.3 million in Oncology Systems and $6.2 million in the Other category, partially offset by a decrease of $2.1 million in X-ray Products. The increase in Oncology Systems was primarily due to research and development expenses on new projects, slightly offset by a $0.5 million favorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into U.S. Dollars. The increase in expenses of $6.2 million in the Other category was primarily due to expenses relating to new product development projects and a net increase in costs associated with increased headcount to support our growing business activities in VPT. The $2.1 million decrease in X-ray Products was mainly due cost control measures.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Selling, general and administrative	$102.4	$105.1	(3%)	$321.9	$307.0	5%
As a percentage of total revenues	14.1%	14.9%		14.8%	15.0%

The $2.7 million decrease in selling, general and administrative expenses for the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012 was primarily attributable to: (a) a $4.5 million decrease in fees for certain commission arrangements and product promotions in Oncology Systems due to timing of promotional activities; (b) a $3.3 million decrease in bad debt expense; and (c) a $1.3 million increase in the income recognized on our equity investment in dpiX Holding LLC. These changes were partially offset by: (a) a $3.1 million net increase in employee-related costs, in part for increased headcount to support our growing business activities; (b) a $2.1 million increase in risk insurance cost; and (c) a $1.5 million increase in professional services fees.

The $14.9 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012 was primarily attributable to: (a) a $12.7 million net increase in employee-related costs, in part for increased headcount to support our growing business activities; (b) a $6.6 million increase due to an enhanced retirement program partially offset by a $2.8 million restructuring charge for a workforce reduction commenced in fiscal year 2012; (c) a $ 2.9 million increase in risk insurance cost; (d) a $2.9 million increase in professional services fees; and (e) a $2.7 million increase in depreciation expense.  These increases were partially offset by (a) a $5.3 million decrease in fees for certain commission arrangements and product promotions in Oncology Systems due to timing of promotional activities; (b) a $1.6 million decrease due to favorable currency translation impact of the foreign currency denominated selling, general and administrative expenses of our foreign operations translated into U.S. Dollars; (c) a $1.4 million decrease in donation expense; (d) a $1.2 million increase in the income recognized on our equity investment in dpiX Holding LLC; and (e) a $1 million decrease in bad debt expense.

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Interest income, net	$1.0	$0.4	175%	$2.4	$1.1	117%

For the third quarter and the first nine months of fiscal year 2013, the net increases in interest income, net of interest expense, over the respective year-ago periods were primarily due to higher interest income generated from our loan to California Proton Treatment Center, LLC (“CPTC”).

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Effective tax rate	27.6%	29.3%	(1.7%)	28.7%	28.2%	0.5%

Our effective tax rate was 27.6% for the third quarter of fiscal year 2013, compared to 29.3% in the year-ago period. For the third quarter of fiscal year 2013, the decrease in our effective tax rate compared to the year-ago period was primarily due to a greater net benefit for discrete items, primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits.  For the nine months ended June 28, 2013, our effective tax rate was 28.7%, compared to 28.2% in the year-ago period. For the first nine months of fiscal year 2013, the increase in our effective tax rate, compared to the year-ago period was primarily due to a smaller net benefit for discrete items, primarily related to the release of certain liabilities for uncertain tax positions, including the expiration of the statutes of limitation in various jurisdictions and the favorable resolution of several income tax audits, and a shift in the geographic mix of earnings.

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

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Net earnings per diluted share	$1.03	$0.96	7%	$2.90	$2.69	8%

The increase in earnings per diluted share in the third quarter of fiscal year 2013 over the year-ago period was due to an increase in earnings before taxes, a decrease in effective tax rate and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases. The increase in earnings per diluted share in the first nine months of the fiscal year 2013 over the year-ago period was primarily due to an increase in earnings before taxes and a reduction in the number of diluted shares of common stock due to stock repurchases, partially offset by an increase in the effective tax rate.

Net Orders

Total Net Orders (by segment and region)	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2013	June 29, 2012	Percent Change	June 28, 2013	June 29, 2012	Percent Change

Oncology Systems:
North America	$252.1	$255.8	(1%)	$693.4	$715.5	(3%)
Total International	329.9	306.2	8%	920.6	896.0	3%

Total Oncology Systems	$582.0	$562.0	4%	$1,614.0	$1,611.5	0%

X-ray Products:
North America	$42.3	$31.4	35%	$117.0	$109.2	7%
Total International	80.4	88.7	(9%)	282.6	251.1	13%

Total X-ray Products	$122.7	$120.1	2%	$399.6	$360.3	11%

Other:	$21.8	$7.3	197%	$67.9	$186.5	(64%)

Total Net Orders:	$726.5	$689.4	5%	$2,081.5	$2,158.3	(4%)

Net orders is the sum of new orders recorded during the period less any orders that have been cancelled during the period or orders that are no longer expected to be converted to revenue based on review of outstanding orders. Additionally, the net orders total includes the impact of changes in exchange rates for orders converted to revenue during the period that were denominated in other than U.S. Dollars. New orders are recorded for the total contract amount, excluding certain pass-through items, once a contract for the delivery of goods or provision of services is signed. For our businesses other than VPT, we generally recognize new orders when shipment of the product (or in the case of certain highly customized products in our SIP business, construction of the product) is expected to occur within two years so long as any contingencies are deemed perfunctory. However, we will not recognize SIP orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we recognize orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not recognize VPT orders if there are major financing contingencies or customer board approval contingencies pending.

We perform at least a semi-annual review to verify that outstanding orders remain valid. This review identifies aged orders and confirms these orders with our internal sales organization or our customers. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the net order amounts in the period identified.

On a constant currency basis, Oncology Systems net orders increased 6% and 2% in the third quarter of fiscal year 2013 and the first nine months of fiscal year 2013, respectively, as compared to the respective year-ago periods.

For the third quarter of fiscal year 2013 and first nine months of fiscal year 2013, the decreases in North American Oncology Systems net orders over the respective periods in fiscal year 2012 were primarily due to decreases in orders from equipment and software products, partially offset by an increase in service contract orders.

During the third quarter of fiscal year 2013, Oncology Systems net orders in the international region increased 8%, compared to the year-ago period. The increase in net orders in the international region in the third quarter of fiscal year 2013, over the year-ago period, was primarily due to increases in equipment and service contract orders from Europe, partially offset by a decline in orders in Asia and the rest of world region. During the third quarter of fiscal year 2013, the U.S. Dollar was stronger against the Japanese Yen. On a constant currency basis, Oncology Systems net orders in the international region increased 12% (including a 5% increase in Asia) in the third quarter of fiscal year 2013, compared to the year-ago period.

Oncology Systems net orders in the international region increased 3% during the first nine months of fiscal year 2013, compared to the year-ago period. Within the international region, an increase in net orders in Europe (primarily due to an increase in orders from service contracts), and to a lesser extent an increase in net orders in the rest of world region, was partially offset by a decrease in net orders in Asia. During the first nine months of fiscal year 2013, the U.S. Dollar was stronger against the Japanese Yen. On a constant currency basis, Oncology Systems net orders in the international region increased 6% (including an increase in Asia of 4%) during the first nine months of fiscal year 2013, compared to the year-ago period.

The trailing 12 months growth in net orders for Oncology Systems at the end of the third quarter of fiscal year 2013 and at the end of the previous three fiscal quarters were: a 3% total increase, with a 1% increase in North America and a 5% increase for the international region, as of June 28, 2013; a 3% total increase, with a 3% increase in North America and a 3% increase for the international region, as of March 29, 2013; a 5% total increase, with a 8% increase in North America and a 3% increase for the international region, as of December 28, 2012; a 7% total increase, with a 5% increase in North America and an 8% increase for the international region, as of September 28, 2012. Consistent with the historical pattern, we expect that Oncology Systems net orders will continue to experience regional fluctuations, even with an overall shift of orders towards international regions and emerging markets. In addition, the availability of government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

For the third quarter of fiscal year 2013, X-ray Products net orders increased due to an increase in North American net orders partially offset by a decrease in international net orders, as compared to the third quarter of fiscal year 2012. For the first nine months of fiscal year 2013, the increase in X-ray Products net orders over the year-ago period was primarily due to an increase in international net orders and to a lesser extent an increase in North American net orders. The decrease in international net orders in the third quarter of fiscal year 2013 was primarily due to a decrease in net orders in Europe and to a lesser extent due to a decrease in net orders in Asia while the rest of world region remained flat. In the first nine months of fiscal year 2013, the increase in international net orders was primarily due to an increase in net orders in Asia partially offset by a decrease in net orders in Europe, as compared to the year-ago period. In North America, the increase in net orders in the third quarter of fiscal year 2013 and in the first nine months of fiscal year 2013, was primarily due to the timing of orders, as compared to the year-ago periods. The decreases in net orders from Europe during the third quarter of fiscal year 2013 and the first nine months of fiscal year 2013, compared to the respective year ago periods, was also primarily due to the timing of orders. The decrease in net orders in Asia in the third quarter of fiscal year 2013 compared to the year-ago period was primarily due to inventory adjustments by certain customers in Japan. During the third quarter of fiscal year 2013, X-ray Products net orders increased primarily due to an increase in X-ray flat panel products slightly offset by a decrease in X-ray tube products, compared to the year-ago period. In the first nine months of fiscal year 2013, the increase in X-ray Products net orders was due to increases in the X-ray tubes and flat panels and the introduction of new products. The image processing tools that we began to offer through our InfiMed acquisition in the second quarter of fiscal year 2012 also contributed to an increase in the order growth during the first nine months of fiscal year 2013 compared to the year-ago period.

The increase in net orders in the “Other” category in the third quarter of fiscal year 2013 over the year-ago period was primarily due to an increase in orders from SIP. The decrease in net orders in the “Other” category in the first nine months of fiscal year 2013 over the respective year-ago period was primarily due to no new system orders received from VPT.  In the first nine months of fiscal year 2012, VPT recorded $123 million in orders related to two new proton therapy centers, one in St. Petersburg, Russia and the second in Riyadh, Saudi Arabia.

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

Backlog

Including the $118 million VPT backlog, our backlog at June 28, 2013 was $2.8 billion, which was an increase of 4% over the backlog at June 29, 2012. Our Oncology Systems backlog at June 28, 2013 was 6% higher than the backlog at June 29, 2012, which reflected a 10% increase for the international region and a 4% increase for North America.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	June 28, 2013	September 28, 2012	Increase

Cash and cash equivalents	$766	$705	$61

Our cash and cash equivalents increased $61 million from $705 million at September 28, 2012 to $766 million at June 28, 2013. The increase in cash and cash equivalents in the first nine months of fiscal year 2013 was primarily due to $300 million of cash generated from operating activities, $104 million of cash provided by stock option exercises and employee stock purchases, $15 million of cash provided from net borrowings under our credit facilities, and $10 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by $289 million used for the repurchase of shares of VMS common stock, $57 million of capital expenditures, $10 million used to fund a note receivable, $10 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units, and $8 million used to fund a portion of our loan commitment to CPTC for financing the construction and start-up operations of the Scripps Proton Therapy Center. In addition, foreign currency exchange rate changes in the first half of fiscal year 2013 increased cash and cash equivalents by $6 million.

At June 28, 2013, we had approximately $57 million, or 7%, of total cash and cash equivalents in the United States. Approximately $709 million, or 93%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of June 28, 2013, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, permitted acquisitions and other lawful corporate purposes.

See further discussion of our credit facility under “Cash Flows.”

Cash Flows

	Nine Months Ended
(In millions)	June 28, 2013	June 29, 2012

Net cash flow provided by (used in):
Operating activities	$300	$301
Investing activities	(74)	(98)
Financing activities	(171)	(141)
Effects of exchange rate changes on cash and cash equivalents	6	7
Net increase in cash and cash equivalents	$61	$69

Our primary cash inflows and outflows for the first nine months of fiscal year 2013, as compared to the first nine months of fiscal year 2012, were as follows:

—

In the first nine months of fiscal year 2013, we generated net cash from operating activities of $300 million, compared to $301 million in the first nine months of fiscal year 2012. The $1 million decrease in net cash from operating activities during the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012 was driven primarily by a decrease related to changes to working capital items between the two periods of $22 million, partially offset by an increase in net earnings of $14 million, and an increase in non-cash items of $7 million.

The major contributors to the $22 million net increase in working capital items between the first nine months of fiscal year 2013 as compared to the first nine months of fiscal year 2012 were accrued expenses, inventories, and advance payments from customers, which were partially offset by changes in deferred revenues, prepaid expenses and other current assets, and accounts receivable which are further described as follows:

—

Accrued expenses decreased $63 million as compared to the first nine months of fiscal year 2012 primarily due to the timing of payments processed and specifically due to the timing of tax payments both in the United States and internationally;

	—	Inventories increased by $31 million as compared to the first nine months of fiscal year 2012 due to anticipated customer demands for products, mainly in Oncology Systems and X-ray Products;
—

Advance payments from customers decreased by $25 million as compared to the first nine months of fiscal year 2012 due to the timing of advance payments received and applied in our VPT business as we commenced revenue recognition on projects for which we had previously received advance payments from customers ($20 million impact) and in our Oncology Systems business ($5 million impact);

	—	Deferred revenues increased $39 million compared to the first nine months of fiscal year 2012 primarily due to the nature of contracts and the timing of customer acceptances;
	—	Prepaid expenses and other current assets decreased $25 million compared to the first nine months of fiscal year 2012 primarily due to timing of payments; and
	—	Accounts receivable decreased $23 million compared to the first nine months of fiscal year 2012 primarily due to the timing of collections.

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

—

We used $74 million for investing activities in the first nine months of fiscal year 2013, compared to $98 million used in the first nine months of fiscal year 2012. During the first nine months of 2013, we used $57 million for purchases of property, plant and equipment, $10 million to fund a note receivable, and $8 million to fund a portion of our loan commitment to CPTC. During the first nine months of fiscal year 2012, we used $40 million for purchases of property, plant and equipment, $28 million to fund a portion of our loan commitment to CPTC and $28 million for business acquisitions (primarily Calypso and InfiMed).

—

Financing activities used net cash of $171 million in the first nine months of fiscal year 2013 compared to $141 million in the first nine months of fiscal year 2012. During the first nine months of fiscal year 2013, we used $289 million for the repurchase of VMS common stock and $10 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $104 million of proceeds from employee stock option exercises and employee stock purchases, $15 million of net borrowings under our credit facilities, and $10 million in excess tax benefits from share-based compensation. During the first nine months of fiscal year 2012, we used $172 million for the repurchase of VMS common stock, $13 million for net repayments under our credit facilities, $10 million for net repayments of long-term debt and $9 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $55 million of proceeds from employee stock option exercises and employee stock purchases and $8 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.3% of revenues in fiscal year 2013. As further described under “Contractual Obligations,” we had loaned $59.5 million (including accrued interest) to CPTC as of June 28, 2013, and we expect CPTC to continue to draw down the loan facility, under which we have committed to loan up to $115.3 million to CPTC to finance the construction and start-up operations of the Scripps Proton Therapy Center through fiscal year 2014.

On April 27, 2012, we entered into a five-year credit agreement with certain lenders and Bank of America N.A. (“BofA”) as administrative agent (the “2012 Credit Facility”). The 2012 Credit Facility was arranged by Merrill Lynch, Pierce, Fenner & Smith Incorporated and enables us to borrow and have outstanding at any given time up to a maximum of $300 million. The 2012 Credit Facility includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. We also have the right to increase the aggregate commitments under the 2012 Credit Facility by up to $200 million, provided that the lenders are willing to provide increased commitments and certain other conditions are met. The 2012 Credit Facility is collateralized, subject to certain limitations on the amount collateralized, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of June 28, 2013, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. All hedging or treasury management obligations we enter into by VMS with a lender under the 2012 Credit Facility are also collateralized by the stock pledges. The 2012 Credit Facility must be guaranteed by certain of VMS’s material domestic subsidiaries under certain circumstances. As of June 28, 2013, the 2012 Credit Facility was not guaranteed by any VMS subsidiary. The 2012 Credit Facility may be used for working capital, capital expenditures, permitted share repurchases, permitted acquisitions and other lawful corporate purposes. The 2012 Credit Facility contains provisions that limit our ability to pay cash dividends.

Borrowings under the 2012 Credit Facility accrue interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA”) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. We also must pay a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio. Swing line loans under the 2012 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans. We may prepay, reduce or terminate the commitments without penalty. At June 28, 2013, a total of $150 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.44%. No letters of credit or swing line loans were outstanding at that date.

The credit agreement contains affirmative and negative covenants applicable to us that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA, and (ii) a minimum cash flow coverage. We were in compliance with all covenants under the 2012 Credit Facility as of June 28, 2013.

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In March 2013, the Sumitomo Credit Facility was extended. The Sumitomo Credit Facility will expire on April 5, 2014. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 28, 2013, a total of 1.8 billion Japanese Yen, or approximately $18.1 million was outstanding under the Sumitomo Credit Facility with an interest rate of 0.65%. In July 2013, we repaid all borrowings, including interest, under the Sumitomo Credit Facility.

See Note 7 “Credit Facilities” and Note 18 “Subsequent Event” to the Condensed Consolidated Financial Statements for a discussion regarding the 2012 Credit Facility and the Sumitomo Credit Facility.

As at June 28, 2013, we had $6.3 million of a term loan outstanding, which is included in short-term borrowings on our Condensed Consolidated Balance Sheet. This interest rate on the loan is 6.7% and the principal amount of the loan is payable in fiscal year 2014.

The following table provides additional information regarding our short-term borrowings (excluding the term loan):

(Dollars in millions)	Third Quarter of Fiscal Year 2013

Amount outstanding (at end of period)	$168
Weighted average interest rate (at end of period)	1.36%

Average amount outstanding (during period)	$184
Weighted average interest rate (during period)	1.34%

Maximum month-end amount outstanding during period	$196

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

Total debt as a percentage of total capital decreased to 9.4% at June 28, 2013 from 10.7% at June 29, 2012. The ratio of current assets to current liabilities increased to 1.88 to 1 at June 28, 2013 from 1.78 to 1 at June 29, 2012.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 84 days at June 28, 2013 compared to 80 days at June 29, 2012. Excluding VPT, DSO was 76 days at both June 28, 2013 and June 29, 2012. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the continued sovereign debt crises in Europe. As of June 28, 2013, approximately 3% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

We repurchased a total of 4,150,000 shares of VMS common stock during the nine months ended June 28, 2013, of which 1,250,000 shares were repurchased in the three months ended June 28, 2013. During the nine months ended June 29, 2012, we repurchased a total of 3,000,000 shares of VMS common stock, of which 1,500,000 shares were repurchased in the three months ended June 29, 2012.

On August 25, 2011, we entered into an accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, we paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period ended in February 2012, and we received an additional 375,449 shares of VMS common stock upon the settlement of the August 2011 Repurchase Agreement.

In August 2012, the VMS Board of Directors authorized the repurchase of 8 million shares of VMS common stock from September 29, 2012 through December 31, 2013. Shares may be repurchased in the open market, in privately negotiated transactions (such as the August 2011 and similar accelerated repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. As of June 28, 2013, 3,850,000 shares of VMS common stock remained available for repurchase under this repurchase authorization. All shares that were repurchased have been retired.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of June 28, 2013, our liability for uncertain tax positions was $42.7 million, of which we do not anticipate any payment in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As further described in Note 15, “Variable Interest Entity” of the Notes to the Condensed Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165.3 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and start-up operations of the Scripps Proton Therapy Center. As of June 28, 2013, we had loaned $59.5 million (including accrued interest) to CPTC and we expect CPTC to continue to draw down this facility during the construction and initial start-up operation period through fiscal year 2014. The amounts and timing of loan drawdowns may change due to changes in construction progress and other factors. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

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

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies—Environmental Remediation Liabilities” of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 28, 2013, we have not incurred any significant costs since the spin-offs of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

a) New accounting updates recently adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standard Codification (“ASC”) 350, “Intangibles—Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment became effective for the Company beginning in the first quarter of fiscal year 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

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

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2014, at which time the Company will include the required disclosures.

In July 2013, the FASB issued an accounting standard update to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal year 2015. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of June 28, 2013 were $317.4 million and $74.1 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of June 28, 2013. The principal amount of cash and cash equivalents at June 28, 2013 totaled $766 million with a weighted average interest rate of 0.18%. At June 28, 2013, our short-term investment represented a loan of $59.5 million (including accrued interest) to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our credit facilities. As of June 28, 2013, $168 million was outstanding under our credit facilities with a weighted average interest rate of 1.36%. If the amount outstanding under our credit facilities remained at this level for an entire year and interest rates increased or decreased (due to changes in LIBOR, the federal funds rate, BofA’s prime rate or the Bank of Japan basic loan rate) by 1%, our annual interest expense would increase or decrease, respectively, by an additional approximately $2 million. See a detailed discussion of our credit facilities in Item 2, “MD&A – Liquidity and Capital Resources.”

In addition, we had $6.3 million of a term loan outstanding at June 28, 2013 that carried at a weighted average fixed interest rate of 6.7% with principal payments due in fiscal year 2014. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our cash and cash equivalents (93% of which was held abroad at June 28, 2013 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our short-term borrowings under the credit facility approximated the principal amounts reflected above based on the maturities of these financial instruments. The fair value of our loan to CPTC was $59.5 million at June 28, 2013, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition we do not increase the fair value above its par value as ORIX Capital Markets LLC (“ORIX”), the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value.

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

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conduct business globally. Our international revenues accounted for approximately 57% and 59% of revenues from continuing operations during the third quarter of fiscal years 2013 and 2012, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

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

As of June 28, 2013, 93% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

Within the EEA, we must affix a Conformité Européenne (“CE”) mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. Significant revisions to some of the applicable regulations governing requirements for medical devices in the EU/EEA/Switzerland went into effect in March 2010. These revisions have introduced additional uncertainty into the marketing authorization process for medical devices in Europe. Until medical device manufacturers and European regulatory agencies, including Notified Bodies and “Competent Authorities,” (governmental agencies to whom the legislator has delegated the capacity to enforce the Medical Devices Directive) have greater experience with interpreting and applying the revised regulations, we may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.

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

Other applicable international regulations. We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. laws, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines. New data protection legislation that will entail substantial changes to the current legal framework, some stricter than before, some less strict, is expected to be enacted by the EU Commission in 2014.

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

Specifically, one of the components of the new law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems and VPT products, starting January 1, 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products.

In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and accountable care organizations (“ACOs”). ACOs and bundled payment programs were established by the Affordable Care Act to reward integrated, efficient care and allow providers to share in any savings they achieve through the coordination of care and meeting certain mandated quality standards. ACOs and the bundled payment programs have primarily focused on primary care. However, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and bundled reimbursement payments. These and other elements of the Affordable Care Act, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes. We believe that growth of the radiation oncology market, which includes both traditional radiation therapy as well as proton therapy, in the United States is being impacted as customers’ decision-making process are complicated by the uncertainties surrounding the implementation of the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of net orders and revenue from quarter-to-quarter.

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

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. New competitors may enter our markets, and we have encountered new competitors as we have entered new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. Some of these competitors may have greater financial, marketing and other resources than we have. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. The shift in the proportion of sales within our international region towards emerging market countries, which typically have purchased less complex, lower-priced products compared to more developed countries and which usually have stiffer price competition, could also adversely impact our results of operations. New competitors may also delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our net orders.

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

We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties), to protect our proprietary and other confidential rights. These protections may prove inadequate, since agreements may still be breached and we may not have adequate remedies for a breach, and our trade secrets may otherwise become known to or be independently developed by others. In the event that our proprietary or confidential information is misappropriated, our business and financial results could be adversely impacted. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace, but unauthorized third parties may still use them. We also have agreements with third parties that license to us certain patented or proprietary technologies. In some cases products with substantial revenues may depend on these license rights. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.

THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we are currently involved in a patent infringement lawsuit relating to our Real-time Position Management™ technology initiated in 2007 by the University of Pittsburgh. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. For example, in the University of Pittsburgh patent infringement case, as of June 28, 2013 we are subject to a court judgment that could result in the Company incurring up to approximately $102 million in damages, including prejudgment interest, plus an ongoing royalty. While we have appealed the findings against us, this appeal is subject to uncertainties and we cannot provide assurance as to its outcome. As of June 28, 2013, we had accrued an aggregate of approximately $5.2 million related to all ongoing proceedings, including the low end of the range of the probable settlement value for the University of Pittsburgh matter. If actual liabilities significantly exceed the estimates made, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, even if a third party rights holder is willing to license its rights to us, the amounts we might be required to pay under the associated royalty or license agreement could be significant.

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

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS

We have seen and may continue to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. In addition, we have seen and may continue to see integration of equipment and information systems among hospitals as they consolidate their networks. As customers consolidate and/or integrate, the volume of product sales to these customers might decrease. Alternatively, order size may increase, as what were previously more than one customer combine orders as one entity, or as groups of organizations combine their purchases. As a result, as orders increase in size and require more customer approvals, the purchasing cycle for our Oncology Systems products could lengthen. Both increased order size and extended purchasing cycles could cause our net orders to be more volatile and less predictable. In addition, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and the possibility of bundled reimbursement payments. Group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in net orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and the price of VMS common stock.

WE SELL OUR X-RAY PRODUCTS TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHICH ARE ALSO OUR COMPETITORS, AND A REDUCTION IN BUSINESS OR INABILITY TO PROPERLY FORECAST SALES BY ONE OR MORE OF THESE CUSTOMERS COULD REDUCE OUR SALES

We sell our X-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, we could experience reduction in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss could have a material adverse effect on our X-ray Products business. In addition, economic uncertainties over the past few years and, in Japan, the power outages, facility closures and other effects of the 2011 tsunami, have made it difficult for our OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters, as well as other factors, have previously impacted our X-ray Products business with inventory reduction efforts and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Our agreements for X-ray components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from these estimates.

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

Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed dormant and reflected as a reduction in the net order amounts) and the timing of revenue include:

•

delay in shipment due, for example, to an unanticipated construction delay at a customer location where our products are to be installed, cancellations or reschedulings by customers, extreme weather conditions, natural disasters or port strikes;

•	a challenge to a bid award for one or more of our products;

•	delay in the installation and/or acceptance of a product;

•	failure to satisfy contingencies associated with an order;

•	the method of accounting used to recognize revenue;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	timing of necessary regulatory approvals or authorizations.

Our quarterly operating results, including our margins, may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes in foreign currency exchange rates;

•	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

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

We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to provide incremental revenue to us, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that that any portion of our loan commitment can be syndicated to third parties, or that the loan facility can be successfully refinanced upon the maturity of the loan, which has a maximum term of six years. If a borrower does not have the financial means to pay off its debts and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all or a portion of the loan, which would adversely affect our financial results.

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of June 28, 2013, customer contracts with remaining terms of more than one year amounted to approximately three percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2013—April 26, 2013	300,000		$69.82	300,000	4,800,000
April 27, 2013—May 24, 2013	671,927	(2)	$66.51	600,000	4,200,000
May 25, 2013—June 28, 2013	350,000		$68.03	350,000	3,850,000
Total	1,321,927		$67.66	1,250,000

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

(2)

Includes 71,927 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock and restricted stock units granted under the Company’s employee stock plans.

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

†

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended June 28, 2013 and June 29, 2012; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended June 28, 2013 and June 29, 2012; (iii) Condensed Consolidated Balance Sheets at June 28, 2013 and September 28, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2013 and June 29, 2012; and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended June 28, 2013 and June 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 6, 2013	By:	/S/ ELISHA W. FINNEY
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

†

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended June 28, 2013 and June 29, 2012; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended June 28, 2013 and June 29, 2012; (iii) Condensed Consolidated Balance Sheets at June 28, 2013 and September 28, 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 28, 2013 and June 29, 2012; and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended June 28, 2013 and June 29, 2012.