Form 10-K
period 2013-09-27
VARIAN MEDICAL SYSTEMS INC
filed 2013-11-26
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2013

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of March 29, 2013, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 28, 2013) was approximately $7,792,603,632. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owned 10% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 19, 2013, the number of shares of the Registrant’s common stock outstanding was 105,719,260.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders—Part III of this Form 10 K

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

Our Oncology Systems business segment designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy. Our products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy, and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques. Our products are also used by surgeons and radiation oncologists to perform radiosurgery. Our worldwide customers include university research and community hospitals, private and governmental institutions, healthcare agencies, doctors’ offices and cancer care clinics.

Our X-Ray Products business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography (“CT”) and industrial applications. We sell our X-ray imaging components to large imaging system original equipment manufacturer (“OEM”) customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems. We also sell our X-ray tubes and our flat panel digital image detectors for filmless X-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”) to small OEM customers, independent service companies and directly to end-users for replacement purposes.

We report Security and Inspection Products (“SIP”), Varian Particle Therapy (“VPT”) and Ginzton Technology Center (“GTC”), under the “Other” category. GTC, our scientific research facility, develops technologies that enhance our current businesses or may lead to new business areas, including technology to improve radiation therapy and X-ray imaging, as well as other technology for a variety of applications, including security and cargo screening. GTC is also actively engaged in searching for chemical or biological agents that work synergistically with radiation to improve treatment outcomes. Our SIP business designs, manufactures, sells and services Linatron® X-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We generally sell SIP products to OEM customers who incorporate our products into their inspection systems.

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

Radiation Therapy and the Cancer Care Market

Radiotherapy is the use of certain types of focused energy to kill cancer cells and shrink tumors. Radiotherapy is commonly used either alone or in combination with surgery or chemotherapy. One important advantage is that radiation has its greatest effect on replicating cells. When radiation interacts with a cell the therapeutic effect is primarily mediated by damaging cellular genetic material (chromosomes), which interrupts cell replication and results in eventual cellular death. Since the need for replication is particularly critical to the survival of a cancer and since normal tissues are better able to repair such damage, radiation tends to disproportionately kill cancer cells. The clinical goal in radiation oncology is to deliver as high of a radiation dose as possible directly to the tumor to kill the cancerous cells while minimizing radiation exposure to healthy tissue surrounding the tumor so that complications, side effects and secondary effects can be limited. This goal has been the driving force in the clinical care advancements in radiation oncology over the past two decades, from conventional radiotherapy to advanced forms of treatment such as IMRT, IGRT, stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy (“SBRT”) and proton therapy, and it has certainly been one of the driving forces in our own product development plans.

The process for delivering radiotherapy typically consists of examining the patient, planning the treatment, simulating and verifying the treatment plan, providing quality assurance for the equipment and software, delivering the treatment, verifying that the treatment was delivered correctly and recording the history and results of the treatment. The team responsible for delivering the radiotherapy treatment generally is comprised of a physician specializing in radiation oncology, a medical physicist for planning patient treatments and conducting appropriate quality assurance procedures and a radiation therapist for positioning the patients for treatment and operating the machines.

The most common form of radiotherapy involves delivering X-ray beams from outside of the patient’s body, a process sometimes referred to as external beam radiotherapy. A device called a linear accelerator generates the X-ray beams and administers the treatment by rotating around a patient lying on a treatment couch and delivering the X-ray beam to the tumor from different angles in order to concentrate radiation at the tumor while at the same time minimizing the dose delivered to the surrounding healthy tissue. Conventional radiotherapy typically involves multiple, or fractionated, treatments of a tumor in up to 50 treatment sessions. The linear accelerator may also deliver electron beams for the treatment of diseases closer to the body surface.

IMRT is an advanced form of external beam radiotherapy in which the shape, intensity and angle of the radiation beams from a linear accelerator are varied, or modulated, across the target area. This form of radiotherapy conforms the radiation beams more closely to the shape of the tumor and allows physicians to deliver higher doses of radiation than conventional radiation, while limiting the amount of radiation delivered to nearby healthy tissue. In this way, clinicians can design and administer an individualized treatment plan for each patient, targeting the tumor as closely as a few millimeters. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer; and every year additional treatment centers, from university hospitals to local community clinics, adopt IMRT for their treatments. We are a leading global provider of products that enable IMRT for the treatment of cancer.

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

International markets in particular are under-equipped to address the growing cancer incidence. Patients in many foreign countries must frequently endure long waits for radiotherapy. Several countries with growing economies, including China, India, and Brazil, are beginning to invest in expanding their radiation oncology capability to address the needs of their growing and aging populations. As an example, China and India are estimated to have less than fifteen treatment machines per million people over the age of 64; Brazil has an estimated 25 per million over the age of 64. By comparison, the United States is estimated to have about 90 treatment machines per million people over the age of 64. This capacity shortfall in emerging markets, coupled with ever increasing incidences of cancer, represent additional drivers for our continued growth in international markets.

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

The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems; improving efficiency, precision, cost-effectiveness and ease of delivery of these treatments; and providing greater access to advanced treatments. A core element of our business strategy is to provide our customers with highly versatile, clinically proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision, shorter treatment times and greater cost effectiveness and that improve the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using very precisely shaped beams, targeting the tumor as closely as currently possible and allowing the delivery of higher doses to the tumor while limiting exposure of nearby healthy tissue. Additionally, the precision and versatility of our products and technology makes it possible to use radiotherapy to treat metastatic cancers. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables better communication among products. Our products also allow multiple medical specialties – radiation oncology, neurosurgery, radiographic imaging and medical oncology – to share equipment, resources and information in a more efficient, cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows physicians to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our equipment.

Linear accelerators are the core device for delivering conventional external beam radiotherapy, IMRT, IGRT, volumetric modulated arc therapy treatments, stereotactic radio surgery and we produce versions of these devices to suit various clinical requirements. Our Clinac® medical linear accelerators are used to treat cancer by producing therapeutic electrons and X-ray beams that target tumors and other diseases. The Clinac iX linear accelerators are designed for more streamlined and advanced treatment processes, including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a versatile, cost-effective, precise device with a faster dose delivery rate and more precise isocenter compared to the Clinac iX. At the high end, the TrueBeamTM system for image-guided radiotherapy and radiosurgery is a fully-integrated system designed from the ground up to treat a moving target with higher speed and accuracy and complements our accelerator product line portfolio. TrueBeam was the first platform in the market to introduce flattening filter free beam delivery modes bringing new dose delivery rates to therapy delivery that are between 40-140 percent faster than Trilogy.

We also manufacture and market linear accelerator accessories that enhance efficiency and enable delivery of advanced treatments such as IMRT, IGRT, stereotactic radiotherapy, SRS, SBRT and volumetric modulated arc therapy. Our Millennium™ series of multi- leaf collimators and High Definition 120 (“HD 120”) multi-leaf collimators are used with a linear accelerator to define the size, shape and intensity of the generated beams. PortalVision™, our electronic portal-imager, is used to verify a patient’s position while on the treatment couch, which is critical for accurate treatments and simplifies quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during treatment. During the first quarter of fiscal year 2013, we announced the EDGETM radiosurgery suite, a combination of products for performing advanced radiosurgery using new real-time tumor tracking technology and motion management capabilities. We have now received Food and Drug Administration (“FDA”) 510(k) clearance for components of EDGE, including the EDGE radiosurgery accelerator and the Calypso® System with Dynamic Edge™ Gating, and have affixed the Conformité Européenne (“CE”) mark for the European Union (“EU”) on EDGE and the Calypso System. During fiscal year 2013, we booked multiple orders for the EDGE radiosurgery system and EDGE radiosurgery accessories and software, as upgrades to customers’ existing systems.

Our IGRT accessories include the On-Board Imager® (“OBI”) hardware accessory affixed to the linear accelerator that allows dynamic, real-time imaging of tumors while the patient is on the treatment couch and a cone-beam computerized tomography (“CBCT”) imaging software accessory that works with the OBI to allow patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, the CBCT scan can be compared with a reference CT scan taken previously to determine how the treatment couch should be adjusted to fine-tune and verify the patient’s treatment setup and positioning prior to delivery of the radiation. To deliver the most advanced forms of IGRT, our accelerators would typically have an OBI, CBCT, PortalVision and other IGRT-related hardware and software as accessories. Through the acquisition of Calypso Medical Technologies, Inc. (“Calypso”), a supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy, in October 2011, Oncology Systems offers Calypso’s GPS for the Body® products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy.

Our RapidArc radiotherapy products are a proprietary implementation of volumetric modulated arc therapy that coordinates beam shaping, dose rate and gantry speed to deliver a highly conformal dose distribution to the target tumor. RapidArc products enable the planning and delivery of image-guided IMRT in a single continuous rotation of up to 360 degrees rather than as a series of fixed fields.  Our RapidArc products enable faster delivery of radiation treatment with the possibility of reduced opportunity for tumor movement during treatment, as well as greater patient throughput and lower cost per patient for the hospital or clinic.  We believe RapidArc represents a significant advancement in IMRT cancer treatment.

Our treatment planning and information management software products enhance and enable the delivery of advanced radiotherapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of data and storing of patient information. Prior to any treatment, physicians must prescribe, or plan, the course of radiation delivery for the patient. We offer a range of treatment planning products that assist physicians in designing this plan. Our Eclipse™ treatment planning system provides physicians with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue.

Finally, our ARIA® Oncology Information Management System (“ARIA”) is a comprehensive real-time information management system and database that records and verifies radiotherapy treatments carried out on the linear accelerator, records and stores patient data relating to chemotherapy treatment which may be prescribed by a physician in addition to radiotherapy, performs patient charting and manages patient information and patient image data. This gives clinics and hospitals the ability to manage treatment and patient information across radiation oncology and medical oncology procedures. Also, because ARIA is an electronic medical record, it can enable users to operate filmless and paperless oncology departments and cancer clinics. ARIA has been certified fully ARRA- Health Information Technology for Economic and Clinical Health Act (“HITECH”) compliant. In October 2012, we introduced our FullScaleTM oncology-specific information technology solutions, which take advantage of virtualization or cloud technologies to deploy our ARIA oncology information system and our Eclipse treatment planning system in a way that enables treatment centers to take advantage of economies of scale.

Our treatment simulators enable physicians to simulate radiation therapy treatments prior to delivery. We manufacture and sell Acuity™, a simulator that uses advanced amorphous silicon imaging technology and which has been designed to enhance IMRT treatments by integrating simulation more closely with treatment planning and by helping physicians better address tumor motion caused by breathing.

In addition to offering our own suite of equipment and software products for planning and delivering radiotherapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. In April 2012, we entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we represent Siemens diagnostic imaging products to radiation oncology clinics in most international markets and in North America, and Siemens, in turn, represents our equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon countries. Furthermore, we and Siemens have developed interfaces to enable ARIA and Eclipse to connect with Siemens linear accelerators and imaging systems, and are exploring opportunities to co-develop new imaging and treatment solutions. We and Siemens are exploring opportunities to co-develop new imaging and treatment solutions. We hold a minority equity interest in and have an exclusive option to purchase the remaining equity interest of Augmenix, Inc. (“Augmenix”), a company that is developing hydrogel products to decrease irradiation of radiation sensitive tissue such as the rectum.

Our brachytherapy operations design, manufacture, sell and service advanced brachytherapy products, including VariSource™ HDR afterloaders and GammaMed™ HDR/PDR afterloaders, BrachyVision™ brachytherapy treatment planning system, applicators and accessories. Brachytherapy also develops and markets the VariSeed™ LDR prostate treatment planning system and the Vitesse™ software for real-time treatment planning for HDR prostate brachytherapy.

Revenues from our Oncology Systems business segment represented 77%, 78% and 78% of total revenues for fiscal years 2013, 2012 and 2011, respectively. Our Oncology Systems business segment revenues include both products and service revenues. Product revenues in Oncology Systems accounted for 47%, 50% and 51% of total revenues for fiscal years 2013, 2012 and 2011, respectively. Service revenues in Oncology Systems accounted for 30%, 28% and 27% of total revenues for fiscal years 2013, 2012 and 2011, respectively. See “—Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

X-Ray Products

Our X-Ray Products business segment is a world leader in designing and manufacturing X-ray tubes, flat panel detectors and image processing tools, which are key components of X-ray imaging systems. We sell our products to OEM customers both for incorporation into new system configurations and as replacement components for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.

We manufacture X-ray tubes for four primary medical diagnostic radiology applications: CT scanners, radiographic or fluoroscopic imaging, special procedures, and mammography. We also offer a large line of industrial X-ray tubes, which consist of analytical X-ray tubes used for X-ray fluorescence and diffraction, as well as tubes used for non-destructive imaging and gauging and airport baggage inspection systems.

Our flat panel detectors, which are based on amorphous silicon imaging technologies, have broad application as an alternative to image intensifier tubes and X-ray film. Our flat panel detector products are being incorporated into next generation filmless medical diagnostic, dental, veterinary, and industrial inspection imaging systems and also serve as a key component of our OBI, which helps enable IGRT. We believe that imaging equipment based on amorphous silicon technologies is more stable and reliable, needs fewer adjustments, suffers less degradation over time than image intensifier tubes, and is more cost effective than X-ray film.

In April 2012, we acquired InfiMed, Inc. (“InfiMed”), a supplier of hardware and software for processing diagnostic X-ray images. Through the acquisition of InfiMed, we now offer image processing tools for X-ray imaging systems for a variety of modalities including fluoroscopy, angiography, cardiology and general radiography. The image processing tools may be combined with our radiographic flat panel detectors to upgrade film-based X-ray imaging systems to digital systems.

We are currently in the process of introducing multiple new products which we believe will help sustain the growth of our X-Ray Products business. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals, or otherwise, could however affect demand for our products in our X-Ray Products business.

Revenues from X-Ray Products represented 19%, 18% and 18% of total revenues in fiscal years 2013, 2012 and 2011, respectively. For a discussion of the X-Ray Products business segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

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

Generally, we sell our SIP products to OEM customers who incorporate our products into OEM inspection systems. The OEM customers sell the systems to customs and other government agencies for use in overseas ports and borders to screen overland, rail, and sea cargo for contraband, weapons, narcotics and explosives, as well as for manifest verification. We also sell our SIP products to commercial enterprises in the casting, power, aerospace, chemical, petro-chemical and automotive industries for nondestructive product examination purposes, such as industrial inspection and manufacturing quality control.

Our VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam therapy using proton beams, for the treatment of cancer. Our ProBeam system is capable of delivering precise intensity modulated proton therapy (“IMPT”) using pencil beam scanning technology. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Proton therapy facilities are large-scale construction projects that are time consuming, involve significant customer investment and often complex project financing.

Our VPT technology and systems are in operation at the Paul Scherrer Institute in Villigen, Switzerland and the Rinecker Proton Therapy Center in Munich, Germany. During fiscal years 2013 and 2012, we continued work on the construction, installation and commissioning of a ProBeam proton therapy system for the five-room Scripps Proton Therapy Center in San Diego, California. In addition to this $88 million system project from California Proton Treatment Center, LLC (“CPTC”), we have a 10-year operations and maintenance agreement valued at approximately $60 million to service the ProBeam system once the Scripps Proton Therapy Center opens, which is scheduled for fiscal 2014. We are also participating with ORIX Capital Markets, LLC (“ORIX”) in a $165 million loan facility to finance the completion and startup operations of the center. We are providing $115 million of the loan commitment, and ORIX is providing $50 million of the loan commitment. See Note 15, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements for further discussion.

In fiscal year 2012, VPT booked two additional orders – a $50 million order to supply a ProBeam system for a two-room proton therapy center at the PTC St. Petersburg Center of Nuclear Medicine of the International Institute of Biological Systems in Russia and a $73 million ProBeam system order for a five-room proton therapy center at the King Fahd Medical City in Riyadh, Saudi Arabia. We did not book any VPT orders in fiscal year 2013.

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

SIP, VPT and GTC report their results from operations as part of the “Other” category. Combined revenues from these operations represented 4% of total revenues in each of fiscal years 2013, 2012 and 2011. For a discussion of segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

Marketing and Sales

We employ a combination of direct sales forces and independent distributors or resellers for the marketing and sales of our products worldwide. The recent environment has been characterized by ongoing concerns about the U.S. and Euro zone economies, which has weakened and may continue to weaken global demand, thus slowing down economic activities in faster growing export-centric countries, such as China. These conditions may affect our business and demand for our products in fiscal year 2014. As a U.S.-based company, the competitiveness of our product pricing is influenced by the fluctuation of the U.S. dollar against other currencies. A weaker U.S. dollar against foreign currencies would make our product pricing more competitive in the local currencies of our international customers. A weaker U.S dollar against foreign currencies would also benefit our international revenues and gross orders when measured in U.S. dollars. In fiscal years 2013, 2012 and 2011, we did not have a single customer that represented 10% or more of our total revenues.

Oncology Systems

For our Oncology Systems segment, we sell direct in the United States and Canada and use a combination of direct sales and independent distributors in international regions. Through our strategic global partnership with Siemens, we represent Siemens diagnostic imaging products to radiation oncology clinics in most international markets and in North America. Siemens represents our equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon countries. We sell our Oncology Systems products primarily to university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics worldwide. These hospitals, institutes, agencies, physicians’ offices and clinics replace equipment and upgrade treatment capability as technology evolves. Sales cycles for our external beam radiotherapy products typically can be quite lengthy since many of them are considered capital equipment and are affected by budgeting cycles. Our customers frequently fix capital budgets one or more years in advance. In recent years, we have seen the purchasing cycle lengthen as a result of the more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment, and other technical advances.

During the most recent economic downturn, we saw customers’ decision-making process further complicated and lengthened, especially in the United States, which caused hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending in light of tightened capital budgets, tougher credit requirements and the general constriction in credit availability. In addition, the recent economic downturn had caused customers to delay requested delivery dates. Because our product revenues are influenced by the timing of product shipments, which are tied to customer-requested delivery dates, these delivery delays had increased the average order to revenue conversion cycle in the United States. Historically, this conversion cycle has been longer when new products are introduced or when we sell more products internationally. The lengthening of order to revenue conversion cycle could reduce our revenues and margins. In addition, our receivables may take longer to collect. Furthermore, we have recently seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, such as China, India, Poland and Brazil, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of gross orders and revenues will generally continue and may negatively impact Oncology Systems gross margin.

Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenue from quarter-to-quarter. We also believe that the Affordable Care Act is causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased variability. In accordance with the Affordable Care Act, in the second quarter of fiscal year 2013, we began to incur the 2.3% excise tax on sales of medical devices (including our Oncology Systems products) in the United States, which has had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products. In addition, the U.S. Centers for Medicare and Medicaid Services (“CMS”) reduced reimbursement rates for radiation therapy in free-standing clinics in the United States for calendar year 2013.

Total Oncology Systems revenues, including service revenues, were $2.3 billion, $2.2 billion and $2.0 billion for fiscal years 2013, 2012 and 2011, respectively. We divide our market segments for Oncology Systems revenues into North America, Europe, Asia and rest of the world, and these regions constituted 47%, 29%, 18% and 6%, respectively, of Oncology Systems revenues during fiscal year 2013; 46%, 32%, 16% and 6%, respectively, of Oncology Systems revenues during fiscal year 2012; and 48%, 32%, 15% and 5%, respectively, of Oncology Systems revenues during fiscal year 2011.

X-Ray Products

Our X-Ray Products segment employs a combination of direct sales and independent distributors for sales in all of its regions and sells a high proportion of our X-ray imaging components products to a limited number of OEM customers. The long-term fundamental growth driver of this business segment is the on-going success of our key OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of X-Ray Products revenues in the foreseeable future. Our OEM customers include Toshiba Corporation, Carestream Health, Inc., Hitachi Medical Corporation, Planmeca Oy, Siemens AG, Dental Imaging Technologies Corporation, Hologic Inc., GE Healthcare, Philips Medical Systems and Sound-Eklin Medical Systems. These OEM customers represented 68%, 70% and 67% of our total X-Ray Products segment revenues during fiscal years 2013, 2012 and 2011, respectively, with the remaining revenues coming from a large number of small OEM customers and independent services companies. Although our X-ray Products business experienced softer demand from major customers during fiscal year 2012, new products introduced in the second half of fiscal year 2013 begin to contribute to growth in gross orders and revenues in the fourth quarter of fiscal year 2013. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals will likely affect domestic demand for our products in our X-Ray Products business.

Total revenues for our X-Ray Products segment were $546 million, $493 million and $469 million for fiscal years 2013, 2012 and 2011, respectively. We divide our market segments for X-Ray Products revenues by region into North America, Europe, Asia and rest of the world, and these regions constituted 29%, 23%, 47% and 1%, respectively, of X-Ray Products revenues during fiscal year 2013; 26%, 24%, 48% and 2%, respectively, of X-Ray Products revenues during fiscal year 2012 and 29%, 21%, 49% and 1%, respectively, of X-Ray Products revenues during fiscal year 2011.

Other

Our SIP business also uses a combination of direct sales and independent distributors and also sells a high proportion of its products as subsystems and components to a limited number of OEM customers. As with X-Ray Products, this business depends on the success of our OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of SIP revenues in the foreseeable future. We supply Linatron linear accelerators and imaging detector products to OEM customers such as Smiths Detection, Rapiscan Systems, Inc., American Science & Engineering, Inc. and L3 Communications. We also sell our SIP products to regional integrators outside the United States as well as commercial enterprises in the casting, power, aerospace, chemical, petro-chemical and automotive industries for use in non-destructive investigation and testing applications.

We believe demand for our SIP products will be driven primarily by cargo screening, border protection, and non-destructive testing needs domestically and internationally. This business is heavily influenced by domestic and international government policies on border and port security, political change and government budgets. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place additional orders until complete deployment and installation of previously ordered products. We have seen domestic and international governments postpone purchasing decisions and delay installations of products for security and inspection systems. These postponements and delays have been and may in the future be related to re-evaluating program priorities, evaluating funding options, and collaboration between individual government agencies. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of some SIP orders to revenue unpredictable.

In the VPT business, we use direct sales specialist representatives who collaborate with our Oncology Systems sales group globally on projects. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase products through public tenders, as well as private hospitals, clinics and private developers. While this market is still developing, we believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. We are investing substantial resources to build this new business. Proton therapy facilities are large-scale construction projects that are time consuming and involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. We have seen the very tight credit markets constrain the ability of proton projects to obtain financing. As with our SIP business, bid awards in this business may be subject to challenge by third parties.

Backlog

Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. Our backlog at the end of fiscal year 2013 was $2.9 billion, of which we expect to recognize approximately 45% to 50% as revenues in fiscal year 2014. Our backlog at the end of fiscal year 2012 was $2.8 billion, of which $1.2 billion was recognized as revenues in fiscal year 2013. Our Oncology Systems backlog represented 87% and 86% of the total backlog at the end of fiscal years 2013 and 2012, respectively.

Beginning in the fourth quarter of fiscal 2013, we changed the presentation of reported orders from net orders to gross orders. Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, for businesses other than VPT, when shipment of the product (or in the case of certain highly customized products in our SIP business, construction of the product) is expected to occur within two years, so long as any contingencies are deemed perfunctory. However, we will not record SIP orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not record VPT orders if there are major financing contingencies or customer board approval contingencies pending.

We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate and other adjustments. In fiscal years 2013, 2012, and 2011, our backlog adjustments were $257 million, $101 million, and $121 million, respectively. During fiscal year 2013, as a result of ongoing uncertainty in the U.S. healthcare environment and higher cancellations, particularly from small freestanding center developers, we re-evaluated similar transactions and removed orders that were not expected to be converted into revenues from our backlog, which resulted in an increase in backlog adjustments in fiscal year 2013 compared to fiscal years 2012 and 2011.

Competition

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software products, including our Oncology Systems products. We compete with companies worldwide. Some of our competitors may have greater financial, marketing and other resources than we have. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that new competitors will enter our markets, as we have encountered new competitors as we enter new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have also maintained an “open systems” approach that allows customers to “mix and match” our various individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and volumetric modulated arc therapy and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to sustain interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

Our Oncology Systems customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price, payment terms, connectivity, clinical features, the ability to track patient referral patterns, long-term relationship and capabilities of customers’ existing equipment. We believe we compete favorably with our competitors based upon our strategy of providing a complete package solution of products and services in the field of radiation oncology and our continued commitment to global distribution and customer services, value-added manufacturing, technological leadership and new product innovation. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost effective, high quality clinical outcomes, together in a complete package of products and services, and to do so ahead of our competitors. Since our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. Further, additional competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our gross orders.

We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Elekta AB and Accuray Incorporated (now selling Tomotherapy products following Accuray’s 2011 acquisition of Tomotherapy). With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Elekta AB (following its 2012 acquisition of Nucletron B.V.), Philips Medical Systems, RaySearch Laboratories AB, Brainlab AG and Best Theratronics, Ltd. We also encounter some competition from providers of enterprise hospital information systems. With respect to our brachytherapy operations, our competitors are Elekta AB (following its acquisition of Nucletron B.V.), MIM Software Inc. and Eckert & Ziegler BEBIG GmbH. In our Oncology Systems service and maintenance business, we compete with independent service organizations and our customers’ internal service organizations.

In addition, as a radiotherapy and radiosurgery equipment provider, we also face competition from alternative cancer treatment methods, such as traditional surgery, chemotherapy, robotic surgery and drug therapies, among others. To compete successfully, we need to demonstrate and convince our customers of the advantages of radiation therapy over other cancer treatment alternatives. This may involve funding and, in some instances, sponsoring clinical research and studies relating to the efficacy, comparative effectiveness and safety of radiation therapy as compared to such other alternative treatments.

In our X-Ray Products business, we often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and/or performance. We sell a significant volume of our X-ray tubes to OEM customers such as Toshiba Corporation, Hitachi Medical Corporation, Philips Medical Systems, and GE Healthcare, all of which have in-house X-ray tube production capability. In addition, we compete against other stand-alone, independent X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa as well as small start-up manufacturers in China. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell to a number of OEM customers, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. For flat panel detectors, our significant customers include Planmeca U.S.A., Inc., Carestream Health, Inc., Sound-Eklin Medical Systems, Shimadzu Corporation, Toshiba Corporation, Siemens and Dental Imaging Technologies Corporation and we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Vieworks Co., Ltd. and Canon, Inc. Recently, Hamamatsu Corporation has entered the flat panel market.

In our SIP business, we compete with other OEM suppliers, primarily outside the United States in the security and inspection market. Currently, our major competitor is Nuctech Company Limited, and we have also seen some competition from Siemens. The market for our SIP products used for nondestructive testing in industrial applications is small and highly fractured, and there is no single major competitor in this nondestructive testing market.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as OBI. In the proton therapy market, we compete principally with Hitachi Heavy Industries, Ion Beam Applications S.A., Mevion Medical Systems, Inc. (formerly Still River Systems, Inc.) and Sumitomo Heavy Industries, Ltd. There are a number of smaller competitors that are also developing proton therapy products. We are the only medical device company to enter the particle therapy market directly.

Customer Services and Support

We warrant most of our Oncology Systems products for parts and labor for 12 months, and we offer a variety of post-warranty equipment service contracts and software support contracts to suit customers’ requirements. We maintain service centers in Milpitas, California; Las Vegas, Nevada; Marietta, Georgia; Buc, France; Crawley, United Kingdom; Zug, Switzerland; Herlev (Copenhagen), Denmark; Diegem (Brussels), Belgium; Darmstadt, Germany; Houten, The Netherlands; Alcobendas (Madrid), Spain; Cernusco (Milan), Italy; Manama, Bahrain; Moscow, Russia; Mumbai, Delhi, and Chennai, India; Tokyo, Osaka, Sendai, Nagoya, and Fukuoka, Japan; Beijing, Chengdu, Shanghai and Hong Kong, China; Kuala Lumpur, Malaysia; Singapore; Bangkok, Thailand; Belrose, Australia; Sao Paulo, Brazil; Seoul, South Korea; Budapest, Hungary; Vienna, Austria; Helsinki, Finland and Winnipeg, Canada; as well as field service personnel throughout the world for Oncology Systems customer support services. Key Oncology Systems education operations are located in Las Vegas, Nevada; Beijing, China; Mumbai, India; Zug, Switzerland and Tokyo, Japan. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, project management, site planning, and professional services. We also have a distributed service parts network of regional hubs and forward-stocking locations across all major geographic areas. We generate service revenues by providing services to customers on a time-and-materials basis, replacement part sales and through post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of distributors and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.

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

We generally warrant our X-ray imaging components in our X-Ray Products business segment for 12 months. We provide technical advice and consultation for X-ray imaging components to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Liverpool, New York; Tokyo, Japan; Beijing, China and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina and Liverpool, New York to meet the technical support requirements of independent service companies that use our X-ray imaging components products.

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

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California and in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, United Kingdom and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, United Kingdom and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. Calypso manufactures components of their tumor tracking and motion management products in Seattle, Washington. Our SIP linear accelerators are manufactured in Palo Alto, California and integrated into complete X-ray sources in Las Vegas, Nevada. We manufacture components and sub-systems for our proton therapy products and systems in Troisdorf, Germany. We manufacture our X-ray imaging component products in Salt Lake City, Utah; Charleston, South Carolina; Liverpool, New York; Willich, Germany and Beijing, China. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. These manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for SIP) or ISO 13485 (for medical devices).

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on line inspection. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in house. We believe outsourcing enables us to reduce or maintain fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors and specialized integrated circuits, X-ray tube targets, housings, glassframes and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. We require certain raw materials such as tungsten, lead and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes, and high-grade steel, high-grade copper and iron for the VPT business. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. New rules issued by the SEC in August 2012 requires us to ascertain and disclose the origin of some of the raw materials, including tungsten, that we use, which will add to the associated costs.

Research and Development

Developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering. Research and development expenses totaled $208 million, $186 million and $171 million in fiscal years 2013, 2012 and 2011, respectively.

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

Within Oncology Systems, our development efforts focus on enhancing the reliability and performance of existing products and developing new products. This development is conducted primarily in the United States, Switzerland, Canada, England, Finland, Germany, India and China. In addition, we support research and development programs at selected hospitals and clinics. Current areas for development within Oncology Systems include linear accelerator systems and accessories for medical applications, information systems, radiation treatment planning software, image processing software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools. Development for our high energy linear accelerators is focused on improvements in accelerator technology, size, and mobility to address the needs of our customers in the market.

Within X-Ray Products, development is primarily conducted at our Salt Lake City, Utah; Palo Alto, California; Liverpool, New York and Lincolnshire, Illinois facilities and is primarily focused on developing and improving X-ray imaging component products. Current X-ray tube development areas include improvements to tube life and tube stability and reduction of tube noise. We are also working on X-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners as well as X-ray tubes to enhance the performance of our flat panel detectors. Research in imaging technology is aimed at developing new panel technologies for low cost radiographic imaging, wireless panel interfaces, better dose utilization in dental imaging, improved image quality for cone beam CT and new image processing tools for advanced applications.

Within VPT, our development efforts focus on integrating patient set-up, motion management and clinical workflow solutions originally developed in Oncology Systems as well as reducing the size of our proton therapy system. We expect that, in order to realize the full potential of the VPT business, we will need to invest substantial resources to continue to develop proton therapy technology.

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

Quality systems. Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s Quality System Regulation (“QSR”), which addresses a company’s responsibility for product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations and denial of export rights for U.S. products and criminal and civil fines.

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

It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories (“UL”), the Canadian Standards Association (“CSA”), and the International Electrotechnical Commission (“IEC”). In addition, the manufacture and distribution of medical devices utilizing radioactive by-product material requires a specific radioactive material license. Manufacture and distribution of these radioactive sources and devices also must be in accordance with an approved NRC certificate, or an Agreement State registration certificate. Service of these products must be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. For a further discussion of these laws and regulations, see “Critical Accounting Estimates” in MD&A and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.”

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

Medicare and Medicaid Reimbursement

The federal and state governments of the United States establish guidelines and pay reimbursements to hospitals and free-standing clinics for diagnostic examinations and therapeutic procedures under Medicare at the federal level and Medicaid at the state level. Private insurers often establish payment levels and policies based on reimbursement rates and guidelines established by the government.

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

The provisions of the Affordable Care Act went into effect in 2012 and will continue to be in effect through 2014. We are continuing to evaluate the Affordable Care Act and its potential impact on our business. Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, which started January 1, 2013. This tax has had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products. Other elements of this  legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

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

Marketing a medical device internationally. In order for us to market our products internationally, we must obtain clearances or approvals for products and product modifications. We are required to affix the CE mark to our products in order to sell them in member countries of the European Economic Area (“EEA”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the EEA. The CE mark is also recognized in many countries outside the EEA, such as Switzerland and Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the EU Medical Device Directive. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our SIP products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly, in China a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in that country. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. We sell Class II and Class III devices in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that also apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an X-ray generating device or a radiation source. The handling, transportation and the recycling of radioactive metals and source materials are also highly regulated.

A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries. For a further discussion of these regulations, see “Critical Accounting Estimates” in MD&A and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.”

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

Other applicable international regulations. In addition to the U.S. laws regarding the privacy and integrity of patient medical information, we are subject to similar laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within Europe, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data, as well as enactment of stricter legislation. We are also subject to international “fraud and abuse” laws and regulations, as well as false claims and misleading advertisement laws.

Patent and Other Proprietary Rights

We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 27, 2013, we owned 418 patents issued in the United States and 182 patents issued throughout the rest of the world and had 346 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty bearing licenses and technology cross licenses.

Environmental Matters

For a discussion of environmental matters, see “Critical Accounting Estimates” in MD&A and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements, which discussions are incorporated herein by reference.

Financial Information about Geographic Areas

We do business globally with manufacturing, engineering, and development in the United States, India, Canada, Europe and China and with sales and service operations and customers throughout the world. Roughly half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulations,” we also may be affected by other factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding (“DSO”)). To the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. We sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar. Accordingly, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins. We engage in currency hedging strategies to offset the effect of fluctuations in foreign currency exchange rate, but the protection offered by these hedges depends upon the timing of transactions; the effectiveness of the hedges; the number of transactions that are hedged; and forecast volatility.

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see Item 1A, “Risk Factors.”

For a discussion of financial information about geographic areas, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

Employees

We had approximately 6,400 full time and part-time employees worldwide, including 3,700 in the United States and 2,700 elsewhere at September 27, 2013. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The biographical summaries of our executive officers, as of November 1, 2013, are as follows:

Name	Age	Position
Dow R. Wilson	54	President and Chief Executive Officer
Elisha W. Finney	52	Executive Vice President, Finance and Chief Financial Officer
Kolleen T. Kennedy	54	Senior Vice President and President, Oncology Systems
Robert H. Kluge	67	Senior Vice President and President, Imaging Components Businesses
John W. Kuo	50	Senior Vice President, General Counsel and Corporate Secretary
Clarence R. Verhoef	58	Senior Vice President, Finance and Corporate Controller

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

Elisha W. Finney was appointed Executive Vice President, Finance, in addition to being Chief Financial Officer, in February 2012. Ms. Finney served as Corporate Senior Vice President and Chief Financial Officer from January 2005 through January 2012 and as Corporate Vice President and Chief Financial Officer from April 1999 to January 2005. Ms. Finney has held various other positions, including Treasurer, during her 25 years with the Company. Ms. Finney holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco. Ms. Finney joined the board of Altera Corporation (a supplier of custom logic solutions) in August 2011.

Kolleen T. Kennedy was appointed Senior Vice President and President, Oncology Systems effective October 2011. From January 2006 through September 2011, Ms. Kennedy served as Vice President, Oncology Systems Customer Service and Support. Prior to that, Ms. Kennedy was the Company’s Vice President, Oncology Systems Marketing, Product Management and Engineering from September 2004 to January 2006. Prior to becoming Vice President, Ms. Kennedy served in various marketing management positions since she joined the Company in 1997. Ms. Kennedy holds a B.S. degree in Radiation Oncology and a B.S. degree in Psychology, both from Wayne State University, as well as an M.S. in Medical Physics from the University of Colorado.

Robert H. Kluge was appointed Senior Vice President and President, Imaging Components Businesses in February 2013. Prior to that, Mr. Kluge served as Corporate Senior Vice President and President, X-Ray Products from February 2008 to February 2013; Corporate Vice President and President, X-Ray Products from December 1999 to February 2008; and Vice President and General Manager of our X-Ray Products business from 1993 to December 1999. Before joining the Company in 1993, Mr. Kluge held various positions with Picker International (an X-ray systems manufacturer). Mr. Kluge holds a B.A. degree in economics and an M.B.A. degree in finance from the University of Wisconsin.

John W. Kuo was appointed Senior Vice President, in addition to being General Counsel and Corporate Secretary in February 2012. Prior to that, he served as Corporate Vice President and General Counsel from July 2005 through January 2012 and as Corporate Secretary since February 2005. Mr. Kuo joined the Company as Senior Corporate Counsel in March 2003 and became Associate General Counsel in March 2004. Prior to joining the Company, Mr. Kuo was General Counsel and Secretary at BroadVision, Inc. (an e-commerce software provider) in 2002 and held senior legal positions at 3Com Corporation (a networking equipment provider) from 1997 to 2002. Mr. Kuo has previously been with the law firms of Gray Cary Ware & Freidenrich (now DLA Piper) and Fulbright & Jaworski. Mr. Kuo holds a B.A. degree from Cornell University and a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley.

Clarence R. Verhoef was appointed Senior Vice President, Finance and Corporate Controller in August 2012. From May 2012 to August 2012, Mr. Verhoef served as the Company’s Vice President and Operations Controller, and from September 2006 to May 2012, he served as the Controller for the Company’s X-Ray Products business. Prior to joining the Company, from 2003 to September 2006, Mr. Verhoef served as the Chief Financial Officer of Techniscan Medical Systems Inc. (a developer of ultrasound technology), and prior to that held various finance management positions with GE Healthcare and other medical imaging equipment companies. Mr. Verhoef holds a B.S. degree in Finance from the University of Utah.

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

We believe that IMRT, including volumetric modulated arc therapy, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been the drivers for our gross orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, in our business in general. We have introduced products such as TrueBeam, a line of linear accelerators for radiotherapy and radiosurgery, and UNIQUE, a less complex, low-energy linear accelerator for the more price sensitive emerging markets, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam is a valuable tool for clinicians in the fight against cancer and will stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for volumetric modulated arc therapy are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT- and IGRT-related products. Orders for these products and products lines have contributed greatly to our orders and revenue growth and are keys to our future success. If our customers do not purchase these products or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other volumetric modulated arc therapy products) or show negative side effects, or if other more effective technologies are introduced, our gross orders, revenues and financial results could suffer. As more institutions buy or upgrade to achieve IMRT and IGRT capabilities, the market for these products (including volumetric modulated arc therapy products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.

Our X-Ray Products business sells products primarily to a small number of imaging system OEM customers who use our products in their medical diagnostic and industrial imaging systems. To succeed, we must provide products that meet customer demands for product quality, superior technology and product performance at a competitive cost. If we are unable to continue to innovate our X-ray technology and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our customers may purchase from other tube or panel manufacturers (including the in-house operations of some of these customers), which would negatively impact this business.

In both the Oncology Systems and X-Ray Products businesses, and in our other product lines, we may be unable to accurately anticipate changes in our markets and the direction of technological innovation and demands of our customers. Our competitors may develop products or processes that are superior to, or more cost efficient than, what we can then offer. If this occurs, the market for our products may be adversely affected and our products may become less useful or obsolete. Any development adversely affecting the markets for our products would force us to reduce production volumes or to discontinue manufacturing one or more of our products or product lines and would reduce our revenues and earnings.

OUR SUCCESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT, INTRODUCTION AND COMMERCIALIZATION OF NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO OR SIMPLIFICATIONS OF EXISTING PRODUCT LINES

Rapid change and technological innovation characterize the markets in which we operate. Our Oncology Systems products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including products such as EDGE™, our new combination of products for performing advanced radiosurgery, TrueBeam and RapidArc, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our X-Ray Products business must also continually improve products at competitive costs. We are investing in long-term growth initiatives, such as development of our SIP and VPT businesses, and expect that we will need to invest more to develop and commercialize new products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part.  In addition, because of the large footprint and high price of many proton therapy systems, including ours, there is increasing demand for development of a smaller, more compact proton therapy system.  Our ability to compete may depend on our ability to timely develop new technologies to reduce the size and price of our proton therapy system or provide additional features and functionality that our competitors do not.

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

Furthermore, we cannot be sure that we will be able to successfully develop, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the FDA’s QSR. Failure to complete these processes timely and efficiently could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our revenues and operating results to suffer.

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

We conduct business globally. Our international revenues accounted for approximately 57%, 56% and 55% of revenues from continuing operations during fiscal years 2013, 2012 and 2011, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. For example, we have aligned our resources to support sales and marketing efforts in emerging markets.  We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in international markets, or to recover our investments. Our future results could be harmed by a variety of factors, including:

•	currency fluctuations;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region, in particular emerging markets;

•	the longer payment cycles associated with many foreign customers;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	changes in the political, regulatory, safety or economic conditions in a country or region;

•	the imposition by foreign countries of additional taxes, tariffs or other restrictions on foreign trade;

•	the longer period in the international region from placement of any order to revenue recognition;

•	any inability to obtain export licenses and other required export or import licenses or approvals;

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

As of September 27, 2013, 68% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by a number of economic factors, including the sequential effects of the subprime lending crisis; the credit market crisis; collateral effects on the finance and banking industries; volatile currency exchange rates and energy costs; concerns over the downgrade of the sovereign debt of the United States and several European countries; continued sovereign debt and banking system uncertainties in Europe and other foreign countries and concerns regarding recession in Europe and the directions of the Chinese and United States economies. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to freeze, delay or dramatically reduce purchases and capital project expenditures. Project delays may continue, particularly as they relate to large scale or government projects, which may be affected by austerity measures. Alternatively, in the past, some countries have adopted and may in the future adopt government stimulus programs to revitalize their economies and improve healthcare and medical services. The availability of stimulus programs in the future could positively affect our results in one period and adversely affect our results in other periods, making it difficult for investors to compare our financial results between fiscal periods. Weak economic recovery may also disrupt supply if vendors consolidate or go out of business. As with our customers and vendors, these economic conditions make it more difficult for us to accurately forecast and plan our future business activities. Continued economic uncertainty may also affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.

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

U.S. laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, the NRC and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. These regulations govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of our products.

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

Other applicable U.S. regulations. As a participant in the healthcare industry, we are also subject to extensive laws and regulations protecting the privacy and integrity of patient medical information that we receive, including the HIPAA, “fraud and abuse” laws and regulations, including physician self-referral prohibitions, and false claims laws. From time to time, these laws and regulations may be revised or interpreted in ways that could make it more difficult for our customers to conduct their businesses, such as recent proposed revisions to the laws prohibiting physician self-referrals, and such revisions could have an adverse effect on the demand for our products, and therefore our business and results of operations. We also must comply with numerous federal, state and local laws of more general applicability relating to such matters as safe working conditions, manufacturing practices and fire hazard control.

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

Marketing a medical device internationally. In order for us to market our products internationally, we must obtain clearances or approvals for products and product modifications. These processes (including for example in the EU, the EEA, Switzerland, China, Japan and Canada) can be time consuming, expensive and uncertain, which can delay our ability to market products in those countries. Delays in receipt of or failure to receive regulatory approvals, the inclusion of significant limitations on the indicated uses of a product, the loss of previously obtained approvals or failure to comply with existing or future regulatory requirements could restrict or prevent us from doing business in a country or subject us to a variety of enforcement actions and civil or criminal penalties, which would adversely affect our business.

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

Other applicable international regulations. We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within Europe, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. laws, we may be faced with deciding whether to comply with international data protection rules. Failure or partial failure to comply with data protection rules and regulations internationally could result in substantial monetary fines. New data protection legislation that will entail substantial changes to the current legal framework, some stricter than before, some less strict, is expected to be enacted by the European Commission in 2014.

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

Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems and VPT products, which started January 1, 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax has had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products.

In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and accountable care organizations (“ACOs”). ACOs and bundled payment programs were established by the Affordable Care Act to reward integrated, efficient care and allow providers to share in any savings they achieve through the coordination of care and meeting certain mandated quality standards. ACOs and the bundled payment programs have primarily focused on primary care. However, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and bundled reimbursement payments. These and other elements of the Affordable Care Act, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes. We believe that growth of the radiation oncology market, which includes both traditional radiation therapy as well as proton therapy, in the United States is being adversely impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the implementation of the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenue from quarter-to-quarter.

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

Furthermore, there is no uniform policy on reimbursement among third-party payors, and we cannot be sure that third-party payors will reimburse our customers for procedures using our products that will enable us to achieve or maintain adequate sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited.

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

In addition, long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. Dollar. The volatility of the U.S. Dollar that we have experienced over the last several years has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of economic instability or concerns about the downgrade and levels of sovereign debt, or in reaction thereto, would also likely affect foreign currency exchange rates. For example, the value of the Euro against the U.S. Dollar has been impacted by the sovereign debt and banking crises in Greece, Spain and other European countries. Furthermore, in the event that one or more European countries were to replace the Euro with another currency, our sales into these countries, or into Europe generally, would likely be adversely affected until such time as stable exchange rates are established.

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

Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, and potential mandatory or discretionary exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations. Additionally, several state, federal and international laws, including the laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, require, among other things, extensive tracking and maintenance of databases regarding the disclosure of equity ownership and payments to physicians, healthcare providers and hospitals. These laws require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.

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

Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” with a significant anti-corruption intent and effective since January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2012 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 174 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly in countries, where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. New competitors may enter our markets, and we have encountered new competitors as we have entered new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. Some of these competitors may have greater financial, marketing and other resources than we have. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. The shift in the proportion of sales within our international region towards emerging market countries, which typically have purchased less complex, lower-priced products compared to more developed countries and which usually have stiffer price competition, could also adversely impact our results of operations. New competitors may also delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our gross orders.

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

The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of technologies such as our OBI for IGRT and our motion management technologies.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we are currently involved in a patent infringement lawsuit relating to our Real-time Position Management™ technology initiated in 2007 by the University of Pittsburgh. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. For example, in the University of Pittsburgh patent infringement case, as of September 27, 2013 we are subject to a court judgment that could result in the Company incurring up to approximately $102 million in damages, including prejudgment interest, plus an ongoing royalty for sales after the date of judgment. While we have appealed the findings against us, this appeal is subject to uncertainties and we cannot provide assurance as to its outcome. As of September 27, 2013, we had accrued an aggregate of approximately $5.0 million related to all ongoing proceedings, including the low end of the range of the probable settlement value for the University of Pittsburgh matter. If actual liabilities significantly exceed the estimates made, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, even if a third party rights holder is willing to license its rights to us, the amounts we might be required to pay under the associated royalty or license agreement could be significant.

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

We rely upon the supplies of certain raw materials such as tungsten, lead, iridium and copper for Oncology Systems or SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes, and high-grade steel, high-grade copper and iron for VPT. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase, this could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has promulgated rules regarding disclosure of the presence in a company’s products of certain metals, known as “conflict minerals,” which are metals mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to identify the sourcing of those minerals from this region. Complying with these rules requires investigative efforts, which has and will continue to cause us to incur associated costs, and could adversely affect the sourcing, supply, and pricing of materials used in our products, or result in process or manufacturing modifications, all of which could adversely affect our results of operations.

CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS

We have seen and may continue to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. In addition, we have seen and may continue to see integration of equipment and information systems among hospitals as they consolidate their networks. As customers consolidate and/or integrate, the volume of product sales to these customers might decrease. Alternatively, order size may increase, as what were previously more than one customer combine orders as one entity, or as groups of organizations combine their purchases. As a result, as orders increase in size and require more customer approvals, the purchasing cycle for our Oncology Systems products could lengthen. Both increased order size and extended purchasing cycles could cause our gross orders to be more volatile and less predictable. In addition, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and the possibility of bundled reimbursement payments. Group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in gross orders could affect the level of future revenues, which would adversely affect our operating results, financial condition, and the price of VMS common stock.

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

IF WE ARE NOT ABLE TO MATCH OUR MANUFACTURING CAPACITY WITH DEMAND FOR OUR PRODUCTS, OUR FINANCIAL RESULTS MAY SUFFER

Many of our products have a long production cycle, and we need to anticipate demand for our products in order to ensure adequate manufacturing or testing capacity. If we are unable to anticipate demand and our manufacturing or testing capacity does not keep pace with product demand, we will not be able to fulfill orders in a timely manner, which may negatively impact our financial results and overall business. Conversely, if demand for our products decreases, the fixed costs associated with excess manufacturing capacity may harm our financial results.

WE MAY NOT REALIZE EXPECTED BENEFITS FROM ACQUISITIONS OF OR INVESTMENTS IN NEW BUSINESSES, PRODUCTS, OR TECHNOLOGIES, WHICH COULD HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in fiscal year 2012 we acquired InfiMed, a supplier of hardware and software for processing diagnostic X-ray images, and Calypso, a supplier of specialized products and software for real-time tumor tracking and motion management during radiosurgery and radiotherapy. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. It may cost us more to commercialize new products than we originally anticipated, as we have experienced with our proton therapy systems, or cause us to increase our expenses related to research and development, either of which could impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors.

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

Additionally, we have investments in privately held companies that are subject to risk of loss of investment capital.  These investments are inherently risky in some instances because the markets for the technologies or products these companies have under development may never materialize.  If these companies do not succeed, we could lose some or all of our investment in these companies.

WE MAY FACE ADDITIONAL RISKS FROM THE ACQUISITION OR DEVELOPMENT OF NEW LINES OF BUSINESS

From time to time, we may acquire or develop new lines of business, such as particle therapy. There are substantial risks and uncertainties associated with new lines of business, particularly in instances where the markets are not fully developed. Risks include developing knowledge of and experience in the new business, recruiting market professionals, increasing research and development expenditures, and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of our senior management to acquire or develop, then integrate, the business into our operations. Timelines for integration of new businesses may not be achieved and price and profitability targets may not prove feasible, as new products can carry lower gross margins than existing products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact whether implementation of a new business will be successful. Failure to manage these risks could have a material adverse effect on our business, results of operations and financial condition.

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

FLUCTUATIONS IN OUR OPERATING RESULTS, INCLUDING QUARTERLY GROSS ORDERS, REVENUES, AND MARGINS, MAY CAUSE OUR STOCK PRICE TO BE VOLATILE, WHICH COULD CAUSE LOSSES FOR OUR STOCKHOLDERS

We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of announcement of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and it is especially true with our proton therapy products because of the high cost of the proton therapy equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. Economic uncertainty also tends to extend the purchasing cycle as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles and the placement of orders even further. When orders are placed, installation is accomplished and the revenues recognized affect our quarterly results.

Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed dormant and reflected as a reduction in the net order amounts) and the timing of revenue include:

•

delay in shipment due, for example, to an unanticipated construction delay at a customer location where our products are to be installed, cancellations or reschedulings by customers, extreme weather conditions, natural disasters, port strikes or other labor actions;

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

We report on a quarterly and annual basis our gross orders and backlog. It is important to understand that, unlike revenues, gross orders and backlog are not governed by GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm; therefore, investors should not interpret our gross orders or backlog in such a manner. Also, for the reasons set forth above, our gross orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or delays in customer purchase decisions or delivery dates will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations in one period will make it difficult to compare our operating results.  Our gross orders, backlog, revenues and net earnings in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.

THE FINANCIAL RESULTS OF OUR VPT BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE

The development of our VPT business enables us to offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our success in this area will depend upon the wide-spread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology has not been widely adopted and future developments may not be adopted as quickly as others.

Since proton therapy projects are generally large, highly customized and more complex than projects in our Oncology Systems radiotherapy business, planning for these projects takes more of our time and uses more of our resources. Many of the components used in proton therapy equipment require long lead times, which may require an increase in our inventory levels. This may cause fluctuations in the operating results of VPT that may make it difficult to predict our results and to compare our results from period to period.  The construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Consequently, this business is vulnerable to deterioration in general economic and market conditions. The worldwide economic downturn resulted in a contraction in credit markets. This has made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements (such as we did for the Scripps Proton Therapy Center) or make payment concessions in their agreements with us, which could impact our operating results. Challenges or delays in obtaining financing or commencing treatment could also impact the viability of one or more of our customers as a going concern. Changes in reimbursement rates for proton therapy treatments, or uncertainty regarding these reimbursement rates, such as we experienced in 2012 with the reductions to reimbursement rates for hospital based proton therapy centers in the United States by CMS, can affect growth or demand for our VPT products and services.

We compete for many proton therapy system sales through tenders, where parties compete on price and other factors.  Some companies may sell their products at a lower price than we do.  If we are unable to lower our prices or our customers are not willing to pay for additional features and functionality that we may provide, there is a risk we will lose sales, and if we lower our prices to gain business, our margins and other financial results may suffer.  Further, the award of certain proton therapy system orders may be subject to challenge by third parties, which can make these orders more unpredictable than orders for other products. Because an order for a proton therapy system can be relatively large and complex, the sales and customer decision cycles for proton therapy projects may take several years, and an order in one fiscal period (or the cancellation of an order as a result of bid challenge or otherwise) will cause our gross orders to vary significantly, making comparisons between fiscal periods more difficult. We expect that a limited number of customers will account for a substantial portion of VPT’s business for the foreseeable future. In instances where one customer undertakes multiple proton center projects, an adverse event with respect to one project could cause an adverse event with respect to the other projects, which could adversely impact our operating results.

Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected.  It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including revenue growth rates, operating margins and future market conditions. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired.  As of September 27, 2013, the goodwill of VPT was $60.1 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.

OUR VPT BUSINESS MAY SUBJECT US TO INCREASED RISK AND POTENTIAL LIABILITY

VPT’s business may subject us to increased risk and potential liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver or delays in delivering on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers have in the past requested and may in the future request that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project, as well as in some situations participate in or provide project financing for the project. Since the cost of each proton therapy center project will often exceed $100 million, the amount of potential liability and potential for financial loss would likely be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable or expensive. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted or we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us. In addition, we have encountered and may encounter additional challenges in the commercialization of the proton therapy products, which may increase our research and development costs and delay the introduction of our products. These and other unanticipated events could adversely affect our business and make our results of operations unpredictable.

WE HAVE ENTERED INTO A CREDIT FACILITY AGREEMENT THAT RESTRICTS CERTAIN ACTIVITIES, AND FAILURE TO COMPLY WITH THIS AGREEMENT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY AND FINANCIAL POSITION

We maintain a credit facility with debt outstanding that contains restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our revolving credit facility contains other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. Furthermore, if we fail to comply with the credit facility requirements, we may be in default. Upon an event of default, if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.

CHANGES IN INTERPRETATION OR APPLICATION OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS

We prepare our financial statements to conform to GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), American Institute of Certified Public Accountants, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate from period to period and make it more difficult to compare our financial results to prior periods.

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including ones regarding revenue recognition, than we have applied in past periods. Currently, we recognize revenues for our proton therapy systems and proton therapy commissioning contracts and for certain highly customized image detection systems in our SIP business under contract accounting rules, which affects the timing of revenue recognition. We could be required to apply contract accounting rules to other businesses in the future. Under contract accounting rules, the use of the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, estimates which must be periodically reviewed and appropriately adjusted. For example, revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. Recognizing revenues using the percentage-of-completion method based on a zero profit margin, as we had done with the revenues associated with the Scripps Proton Therapy Center in the earlier stages of the project lowers our gross margins and makes it more difficult to compare our financial results from quarter to quarter. In addition, if we were to recognize revenues for our proton therapy systems and services under either the completed contract method or outside of contract accounting rules altogether, we would defer revenue until a contract is completed or substantially completed. This may cause our results of operations to fluctuate from period to period.

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

UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims, including product liability and intellectual property claims, that have not yet been fully resolved and additional claims may arise in the future. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit.

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

We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to provide incremental revenue to us, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that any portion of our loan commitment can be syndicated to third parties, or that the loan facility can be successfully refinanced upon the maturity of the loan, which has a maximum term of six years. If a borrower does not have the financial means to pay off its debts and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all or a portion of the loan, which would adversely affect our financial results.

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of September 27, 2013, customer contracts with remaining terms of more than one year amounted to approximately four percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

Moreover, we manufacture and sell products that allow our customers to store confidential information about their patients. While we have implemented security measures to protect our systems from unauthorized access, these measures may not secure our customers’ equipment or any information stored in our customers’ systems or at their locations. A breach of network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored information could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 27, 2013, we owned and leased a total of approximately 2.1 million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices, our Oncology Systems management, some of our Oncology Systems manufacturing facilities and the GTC are located in Palo Alto, California on 30 acres of land under leaseholds which expire in calendar year 2056. We own these facilities, which contain an aggregate of 475,128 square feet of floor space. We also own 47,699 square feet of space and 2 acres of land in Crawley, England. In Beijing, China we own 143,078 square feet of space which resides on 5 acres of land under a leasehold that expires in 2056. Our X-Ray Products business is located in Salt Lake City, Utah, where we own 38 acres of land and 340,812 square feet of space that is used for office and manufacturing, and also in Liverpool, New York we own 3 acres of land and 27,074 square feet of space that is used for light assembly manufacturing. In Las Vegas, Nevada, we own 191,422 square feet of floor space and 12 acres of land where our SIP Manufacturing, and Oncology Systems Customer Services and Support operations are located. The balance of our facilities is leased.

Substantially all of this space is fully utilized for its intended purposes. We believe that our facilities and equipment are generally well maintained, in good operating condition and adequate for present operations.

Item 3. Legal Proceedings

In 1999, we transferred our instruments business to Varian, Inc. (“VI”) and our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and subsequently spun off VI and VSEA, which resulted in a non-cash dividend to our stockholders (the “Spin-offs”). Under the Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements that govern the Spin-offs, we retained the liabilities related to the medical systems business and agreed to manage and defend claims related to legal proceedings and environmental matters arising from corporate and discontinued operations. Generally, each of the spun-off subsidiaries is obligated to indemnify us for one third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental liabilities, and to indemnify us fully for liabilities arising from the operations of the business transferred to it as part of the Spin-offs. For a more detailed discussion of environmental costs and liabilities, see Note 9, “Commitments and Contingencies” to the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business or otherwise and, from time-to-time, acquired as part of business acquisitions that we make. For a detailed discussion of current material legal proceedings, see Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VMS common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “VAR.” The following table sets forth the high and low sales prices for VMS common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2013 and 2012.

	High	Low
Fiscal Year 2013
First Quarter	$72.61	$57.00
Second Quarter	$75.78	$67.88
Third Quarter	$73.20	$63.10
Fourth Quarter	$76.69	$65.70
Fiscal Year 2012
First Quarter	$67.82	$48.72
Second Quarter	$71.95	$64.22
Third Quarter	$69.81	$56.61
Fourth Quarter	$64.00	$52.90

Since the Spin-offs, we have not paid any cash dividends on VMS common stock. We have no current plan to pay cash dividends on VMS common stock, and will review that decision periodically. Further, our existing unsecured term loan agreement and credit facility agreement contain provisions that limit our ability to pay cash dividends. Specifically, dividends would not be permitted if, when aggregated with other transactions, we would not be in compliance with our financial covenants. See Note 7, “Borrowings” of the Notes to the Consolidated Financial Statements for more information on our credit facility.

As of November 19, 2013, there were approximately 2,413 holders of record of VMS common stock.

PERFORMANCE GRAPH

This graph shows the total return on VMS common stock and certain indices from September 26, 2008 until the last day of fiscal year 2013.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG VARIAN MEDICAL SYSTEMS, INC., THE S&P 500 INDEX AND

THE S&P HEALTHCARE EQUIPMENT INDEX

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/26/08
10/2/09
10/1/10
9/30/11
9/28/12
9/27/13
Varian Medical Systems, Inc.
S&P 500
S&P Health Care Equipment

*$100 invested on 9/26/08 in stock or index, including reinvestment of dividends. Indexes calculated on month-end basis.

	9/26/08	10/2/09	10/1/10	9/30/11	9/28/12	9/27/13
Varian Medical Systems, Inc.	100.00	65.40	99.18	85.26	98.59	121.25
S&P 500	100.00	93.09	102.55	103.72	135.05	161.17
S&P Health Care Equipment	100.00	83.70	81.02	83.94	103.57	119.01

The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Stock Repurchase Program

The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2013 – July 26, 2013	247,973		$68.99	247,973	3,602,027
July 27, 2013 – August 23, 2013	752,506	(2)	$73.17	752,027	2,850,000
August 24, 2013 – September 27, 2013	850,000		$73.44	850,000	2,000,000
Total	1,850,479		$72.73	1,850,000

(1)

In August 2012, the VMS Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock through December 31, 2013. In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases maybe made in the open market, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase.

(2)	Includes 479 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under our employee stock plans.

Item 6. Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for the five fiscal years ended September 27, 2013. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:	Fiscal Years
(In millions, except per share amounts)	2013	2012	2011	2010	2009
Revenues	$2,942.9	$2,807.0	$2,596.7	$2,356.6	$2,214.1
Earnings from continuing operations before taxes	612.0	595.9	588.7	532.9	474.6
Taxes on earnings	173.8	168.9	180.1	165.4	143.1
Earnings from continuing operations	438.2	427.0	408.6	367.5	331.5
Loss from discontinued operations, net of taxes (1)	—	—	(9.7)	(7.1)	(12.5)
Net earnings	$438.2	$427.0	$398.9	$360.4	$319.0
Net earnings (loss) per share – basic
Continuing operations	$4.04	$3.83	$3.50	$3.02	$2.67
Discontinued operations (1)	—	—	(0.08)	(0.06)	(0.10)
Net earnings per share	$4.04	$3.83	$3.42	$2.96	$2.57
Net earnings (loss) per share – diluted
Continuing operations	$3.98	$3.76	$3.44	$2.96	$2.65
Discontinued operations (1)	—	—	(0.08)	(0.05)	(0.10)
Net earnings per share	$3.98	$3.76	$3.36	$2.91	$2.55
Financial Position at Fiscal Year End:
Working capital	$1,544.2	$934.0	$728.7	$777.8	$830.1
Total assets	3,468.5	2,878.7	2,498.8	2,324.0	2,308.2
Long-term debt (including current maturities)	506.3	6.3	16.1	23.4	32.4
Short-term borrowings	—	155.0	181.4	20.0	4.4
Stockholders’ equity	1,713.8	1,509.8	1,243.9	1,275.4	1,311.8

(1)

In September 2008, we approved a plan to sell Research Instruments. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. We classified the operating results of Research Instruments as a discontinued operation in the Consolidated Statements of Earnings for fiscal years 2011, 2010 and 2009. The net loss of $9.7 million, $7.1 million and $12.5 million was reported in discontinued operations for fiscal years 2011, 2010, and 2009 respectively. In fiscal years 2013 and 2012, we did not recognize any income or losses and did not have any revenues from discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In fiscal year 2013, total revenues increased 5% over fiscal year 2012, and net earnings from operations per diluted share increased 6% over fiscal year 2012. During fiscal year 2013, we repurchased 6 million shares of VMS common stock.

Beginning in the fourth quarter of fiscal year 2013, we changed the presentation of reported orders from net orders to gross orders.  Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. We believe that presentation of gross orders is more consistent and improves comparability with other companies in our industry. Gross orders from Oncology Systems increased 2% and from X-Ray Products increased 15% in fiscal year 2013 compared to fiscal year 2012.  Gross orders in VPT decreased 98% in fiscal year 2013 compared to fiscal year 2012 when two proton therapy systems orders (St. Petersburg in Russia and King Fahd Medical City in Saudi Arabia) totaling approximately $123 million were recorded, compared to no new system orders in fiscal year 2013.

Our backlog adjustments during fiscal year 2013 were approximately $257 million. This amount is higher than typical levels as a result of ongoing uncertainty in the U.S. healthcare environment and higher cancellations of orders, particularly from small freestanding center developers. This caused us to re-evaluate similar transactions and remove orders that were not expected to be converted into revenues. Despite the increase in the backlog adjustments, our backlog at the end of fiscal year 2013 was 1% higher than at the end of fiscal year 2012.

In order to assess how our underlying businesses performed, we also compare the percentage change in revenues and gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. During fiscal year 2013, our total revenues increased 6% on a constant currency basis.

We have classified Research Instruments as a discontinued operation for fiscal year 2011 in our Consolidated Statements of Earnings. There were no operating results of Research Instruments beyond fiscal year 2011. As of September 30, 2011, we had no remaining obligations related to Research Instruments, which was previously included in the “Other” category. Unless otherwise stated, the discussion in this MD&A pertains to our continuing operations.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy, (including IMRT, IGRT, and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we offer; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. We have recently seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, such as China, India and Poland and Brazil, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of gross orders and revenues will generally continue and may negatively impact Oncology Systems’ gross margin.

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

Oncology Systems gross orders increased 2% in fiscal year 2013 compared to fiscal year 2012 with a 6% increase in international orders partially offset by a 3% decrease in orders in North America. Oncology Systems gross orders increased 4% on a constant currency basis in fiscal year 2013 over fiscal year 2012, reflecting increased gross orders in international region partially offset by a decrease in gross orders in North America. We believe that the uncertainty in the United States associated with the Affordable Care Act, some consolidation activity among free standing clinics, and more integration of systems and equipment across multi-site networks, is resulting in slower capital spending in North America that contributed to the decline in Oncology Systems’ gross orders in North America during fiscal year 2013. Emerging markets within our international region are driving growth, and we received several large orders from customers in these markets during fiscal year 2013.

Oncology Systems total revenues increased 3% in fiscal year 2013 over 2012. Oncology Systems gross margin in fiscal year 2013 decreased 0.4 percentage points from fiscal year 2012 primarily due to the excise tax on sales of medical devices.

Prior to the fourth quarter of fiscal year 2013, revenues and cost of revenues of parts that were sold by the service department were classified as product revenues and product cost of revenues, respectively. Revenues and costs of revenues of parts that are sold by the service department have been reclassified from product revenues and product cost of revenues to service revenue and service cost of revenues, respectively, for the first nine months of fiscal year 2013 and for fiscal years 2012 and 2011 to conform to the current presentation.  Also, certain other cost of revenue items have been reclassified between product cost of revenues and service cost of revenues for the first nine months of fiscal year 2013 and for fiscal years 2012 and 2011 to conform to the current presentation.

X-Ray Products. Our X-Ray Products business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography and industrial applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key X-ray imaging OEM customers that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems.

Our success in our X-Ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers.

In fiscal year 2013, X-Ray Products gross orders increased 15% and revenues increased 11% over fiscal year 2012.

X-Ray Products gross margin for fiscal year 2013 decreased 1.6 percentage points over fiscal year 2012, primarily due to price pressure and unfavorable product mix on our flat panel products and higher warranty costs in our X-ray tube products.

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

Revenues in the “Other” category increased 15% primarily due to increases in VPT and SIP revenues. Gross orders in the “Other” category decreased 60% primarily due to no system orders received for VPT in fiscal year 2013 compared to orders of $126 million in VPT in fiscal year 2012.

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

In addition, revenues related to certain highly customized image detection systems, proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. We recognize contract revenues under the percentage-of-completion method which are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when we can make more precise estimates, revenues and costs of revenues are adjusted in the same period. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods.

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

The expected term of our stock options is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We determine the expected term of stock options based on the demographic grouping of employees and retirement eligibility. We use a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption for our stock options. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility is derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could not rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected terms of the stock options we grant and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. In determining the grant date fair value of our performance units, historical volatilities of shares of VMS common stock, as well as the shares of common stock of peer companies, were used to assess certain performance targets. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock awards. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognize expense only for those awards expected to vest. If the actual forfeiture rate and/or the actual number of performance units that vest based on achievement of performance conditions are materially different from our estimates, the share-based compensation expense could be significantly different from what we have recorded in the current period.

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

We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If we determine that a quantitative analysis is necessary, the impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units and the market approach is based on a market multiple calculated for each business unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.

Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2013 for each of our four reporting units with goodwill, Oncology Systems, X-Ray Products, SIP and VPT, the fair value of each such reporting unit was substantially in excess of its carrying value.

We will continue to make assessments of impairment on an annual basis or more frequently if indicators of potential impairment arise.

Warranty Obligations

We warrant most of our products for a specific period of time, usually 12 months from installation, against material defects. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty costs in the future, it would have a negative effect on our operating results.

Loss Contingencies

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations or other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. If actual liabilities significantly exceed the estimates made, our consolidated financial position, results of operations or cash flows could be materially adversely affected.

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

Defined Benefit Pension and Post-Retirement Benefit Plans

We sponsor five defined benefit pension plans in Germany (where we have two defined benefit pension plans), Japan, Switzerland and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. In fiscal year 2012, we terminated one pension plan in Germany upon the death of the last participant in the plan. Although we do not have any defined benefit pension plans in the United States, we sponsor a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees. Several statistical and other factors that attempt to anticipate future events are used in calculating the expenses and liabilities related to those plans for which the benefits are actuarially determined, such as our defined benefit pension and post-retirement benefit plans. These factors include assumptions about the discount rate, expected return on plan assets, rate of future compensation increases and rate of healthcare cost increases, all of which we determine within certain guidelines. In addition, we also use assumptions, such as withdrawal and mortality rates, to calculate the expenses and liabilities. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension and post-retirement benefit plan expenses we record.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2013, 2012 and 2011.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2013 was the 52-week period ended on September 27, 2013. Fiscal year 2012 was the 52-week period ended on September 28, 2012, and fiscal year 2011 was the 52 week period ended on September 30, 2011. Set forth below is a discussion of our results of operations for fiscal years 2013, 2012 and 2011. As indicated above, the operating results of Research Instruments have been segregated and presented as a discontinued operation in our Consolidated Statements of Earnings for fiscal year 2011.

Discussion of Results of Operations for Fiscal Years 2013, 2012 and 2011

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Product	$2,056	3%	$2,004	7%	$1,879
Service	887	10%	803	12%	718
Total Revenues	$2,943	5%	$2,807	8%	$2,597
Product as a percentage of total revenues	70%		71%		72%
Service as a percentage of total revenues	30%		29%		28%

Revenues by region
North America	$1,263	3%	$1,223	5%	$1,170
Europe	877	4%	842	7%	788
Asia	678	13%	602	12%	537
Rest of world	125	(11%)	140	36%	102
Total International (1)	1,680	6%	1,584	11%	1,427
Total	$2,943	5%	$2,807	8%	$2,597
North America as a percentage of total revenues	43%		44%		45%
International as a percentage of total revenues	57%		56%		55%

(1)	We consider international revenues to be revenues outside of North America.

The increase in total revenues in fiscal year 2013 over fiscal year 2012 was due to revenue growth in all business units. The increase in total revenues in fiscal year 2012 over fiscal year 2011 was due to revenue growth in Oncology Systems, X-Ray Products and SIP, partially offset by a slight decrease in VPT revenues.

The increase in product revenues in fiscal year 2013 over fiscal year 2012 was due to revenue growth in X-Ray Products, VPT and SIP, partially offset by a decrease in Oncology product revenues.  The increase in product revenues in fiscal year 2012 over fiscal year 2011 was due to revenue growth in Oncology Systems, X-Ray Products, VPT and SIP.

Service revenues increased in fiscal year 2013 over fiscal year 2012 primarily due to an increase in Oncology Systems service revenues and, to a lesser extent, an increase in SIP service revenues.  These increases were partially offset by a small decline in VPT service revenues. Service revenues increased in fiscal year 2012 over fiscal year 2011 due to an increase in Oncology Systems service revenues and, to a lesser extent, an increase in SIP service revenues, partially offset by a decline in VPT service revenues. Growth of service revenues in fiscal year 2013 over fiscal year 2012 was marginally lower than the growth of service revenues in fiscal year 2012 over fiscal year 2011.

The increase in total North American revenues in fiscal year 2013 over fiscal year 2012 was due to increases in North American Oncology Systems and X-Ray Products partially offset by decreases in North American SIP and VPT revenues. The increase in total North American revenues in fiscal year 2012 over fiscal year 2011 was due to North American revenues increases in Oncology Systems, SIP and VPT, partially offset by a decrease in North American revenues in X-Ray Products.

Increases in revenues in North America, Europe and Asia were partially offset by a decrease in revenue in the rest of world region in fiscal year 2013 compared to fiscal year 2012. International revenues in Oncology, X-Ray Products, SIP and VPT contributed to the increase in international revenues in fiscal year 2013 compared to fiscal year 2012. The U.S. dollar significantly strengthened against the Japanese yen and slightly weakened against the Euro in fiscal year 2013 compared to fiscal year 2012 such that the differences in exchange rates overall had a negative impact on revenues.

All international regions contributed to the growth in international revenues in fiscal year 2012 over fiscal year 2011. The increase in international revenues in fiscal year 2012 over fiscal year 2011 was primarily due to increases in international revenues in Oncology Systems and X-Ray Products, which increases were partially offset by declines in international revenues in SIP and VPT. The U.S. dollar strengthened against the Euro and weakened against the Japanese yen in fiscal year 2012 compared to fiscal year 2011 such that the differences in currency exchange rates largely offset each other when international revenues were measured in U.S. dollars.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Product	$1,389	(1%)	$1,408	6%	$1,325
Service	864	11%	781	12%	697
Total Oncology Systems	$2,253	3%	$2,189	8%	$2,022
Product as a percentage of Oncology Systems revenues	62%		64%		66%
Service as a percentage of Oncology Systems revenues	38%		36%		34%
Oncology Systems revenues as a percentage of total revenues	77%		78%		78%

Oncology Systems product revenues decreased in fiscal year 2013 over fiscal year 2012 primarily due to decreases in revenues from sales of our software products and upgrades of our high energy linear accelerators. TrueBeam linear accelerators revenue increased as a percentage of overall accelerator revenue.

Oncology Systems product revenues increased in fiscal year 2012 over fiscal year 2011 primarily due to increases in revenues from sales of our high energy linear accelerators and sales of our software products, as well as revenues from sales of tumor tracking products offered by Calypso.

The increases in Oncology Systems service revenues in fiscal year 2013 over fiscal year 2012 and in fiscal 2012 over fiscal year 2011 were primarily driven by increased customer adoption of service contracts as our products become more sophisticated, and by the increased number of customers as the installed base of our products continues to grow. In fiscal year 2013, the warranty period for TrueBeam systems delivered in fiscal year 2012 started to expire, contributing to an increase in service revenues compared to fiscal year 2012. Service revenues grew faster than product revenues from fiscal year 2013 to fiscal year 2012 and from fiscal year 2012 to fiscal year 2011. Service revenues also increased as a percentage of total Oncology Systems revenues in each fiscal year.

Revenues by region	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
North America	$1,058	5%	$1,005	4%	$971
Europe	663	(4%)	690	6%	650
Asia	412	15%	359	18%	303
Rest of world	120	(11%)	135	38%	98
Total International	1,195	1%	1,184	13%	1,051
Total Oncology Systems	$2,253	3%	$2,189	8%	$2,022
North America as a percentage of Oncology Systems revenues	47%		46%		48%
International as a percentage of Oncology Systems revenues	53%		54%		52%

The international region represented more than half of total Oncology Systems revenues in fiscal years 2013, 2012 and 2011.

Oncology Systems North American revenues increased in fiscal year 2013 over fiscal year 2012 primarily due to an increase in revenues from our service contracts and an increase in sales of high energy linear accelerators. These increases were partially offset by a decrease in North American revenues from sales of our software products. In fiscal year 2013, the increase in Oncology Systems international revenues from fiscal year 2012 was primarily attributable to increases in revenues from service contracts in all international regions, as well as increases in product revenues from sales of high energy linear accelerators and software products in Asia, partially offset by decreases in sales of high energy linear accelerators and software products in Europe and rest of world region. The U.S. dollar was stronger against the Japanese yen during fiscal year 2013 compared to fiscal year 2012 so that the currency exchange rates overall had a negative impact on our Oncology Systems international revenues when measured in U.S. dollars.

Oncology Systems North American revenues increased in fiscal year 2012 over fiscal year 2011 primarily due to increases in revenues from our service contracts and our software products, as well as revenues from sales of Calypso tumor tracking products. These increases were partially offset by a decrease in North American revenues from sales of our high energy linear accelerators. In fiscal year 2012, the increase in Oncology Systems international revenues over fiscal year 2011 was primarily attributable to increases in revenues from sales of our high energy linear accelerators and service contracts in all international regions. The U.S. dollar strengthened against the Euro and weakened against the Japanese yen in fiscal year 2012 compared to fiscal year 2011 such that the differences in currency exchange rates largely offset each other when Oncology Systems international revenues were measured in U.S. dollars.

Varying cycles of higher and lower revenues between the North American and international regions are impacted by regional influences, which recently have included government economic stimulus programs, the recession and the pace of economic recovery, the European sovereign debt crisis, uncertainty created by healthcare reform (such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States), and different technology adoption cycles that are consistent with the gross order patterns. See further discussion of orders under “Gross Orders.”

X-Ray Products Revenues

Revenues by region	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
North America	$159	23%	$130	(6%)	$137
Europe	125	4%	120	24%	97
Asia	257	8%	238	3%	231
Rest of world	5	6%	5	10%	4
Total International	387	7%	363	9%	332
Total X-Ray Products	$546	11%	$493	5%	$469
North America as a percentage of X-Ray Products revenues	29%		26%		29%
International as a percentage of X-Ray Products revenues	71%		74%		71%
X-Ray Products revenues as a percentage of total revenues	19%		18%		18%

Both North America and the international region contributed to the increase in X-Ray Products revenues in fiscal year 2013 over fiscal year 2012.

In North America, the increase in X-Ray Products revenues in fiscal year 2013 from fiscal year 2012 was due to increases in both the X-ray tube and X-ray panel products.

In the international region, the increase in X-Ray Products in fiscal year 2013 over fiscal year 2012 was primarily due to increased revenues from sale of our X-ray tube products in all international regions and increased revenues from sales of our flat panel products in Asia partially offset by decreased revenues from sales of our flat panel products in Europe and the rest of world region.

Additionally, revenues from sales of new products and revenues from sales of image processing tools, which we added to our product line with the acquisition of InfiMed during the third quarter of fiscal year 2012, also contributed to an increase in X-Ray Products revenues during fiscal year 2013 compared fiscal year 2012.

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

In the international region, the increase in X-Ray Products revenues in fiscal year 2012 over fiscal year 2011 was primarily due to increased revenues from sales of our flat panel products in all international regions and increased revenues from sales of our X-ray tube products in Europe, partially offset by decreased revenues from sales of our X-ray tube products in Asia and the rest of the world region. Revenues from sales of image processing tools offered by InfiMed also contributed to the increase in international X-Ray Products revenues in fiscal year 2012 over fiscal year 2011.

The differences in currency exchange rates between the U.S. dollar and foreign currencies between fiscal year 2013 and fiscal year 2012, as well as between fiscal year 2012 and fiscal year 2011, did not have a material impact on X-Ray Products international revenue growth because sales transactions in the X-Ray Products business are primarily denominated in U.S. dollars.

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Product	$121	17%	$103	22%	$85
Service	23	7%	22	6%	21
Total Other	$144	15%	$125	18%	$106
Other revenues as a percentage of total revenues	4%		4%		4%

Revenues in the “Other” category, which is comprised of  SIP, VPT and GTC, increased in fiscal year 2013 over fiscal year 2012 primarily due to an increase in VPT product revenues and to a lesser extent increases in SIP product and service revenues. These increases were marginally offset by a decrease in VPT service revenues.

Revenues in the “Other” category increased in fiscal year 2012 over fiscal year 2011 primarily due to increases in SIP product and service revenues. VPT revenues did not change significantly in fiscal year 2012 compared to fiscal year 2011.

Gross Margin1

	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Dollar by segment
Oncology Systems	$976	2%	$957	4%	$917
X-Ray Products	227	7%	212	10%	193
Other	47	70%	27	7%	26
Gross margin	$1,250	4%	$1,196	5%	$1,136
Percentage by segment
Oncology Systems	43.3%		43.7%		45.4%
X-Ray Products	41.5%		43.1%		41.2%
Total Company	42.5%		42.6%		43.7%

1 Prior to the fourth quarter of fiscal year 2013, revenues and cost of revenues of parts that were sold by the service department were classified as product revenues and product cost of revenues, respectively. Revenues and costs of revenues of parts that are sold by the service department have been reclassified from product revenues and product cost of revenues to service revenue and service cost of revenues, respectively. As a result of this reclassification, product and service gross margin for Oncology Systems and the total Company have been recalculated for fiscal years 2012 and 2011 to conform to the current presentation. Also, certain cost of revenue items have been reclassified between product cost of revenues and service cost of revenues for the first nine months of fiscal year 2013 and  fiscal years 2012 and 2011 to conform to the current presentation.

The total Company gross margin percentage decreased marginally in fiscal year 2013 from fiscal year 2012. A decrease in the X-Ray Products gross margin percentage and to a lesser extent a decrease in the Oncology Systems gross margin percentage was almost offset by an increase in gross margin in the “Other” category.

Total product gross margin percentage was 37.0% in fiscal year 2013, compared to 37.8% in fiscal year 2012 and 39.7% in fiscal year 2011. Total service gross margin percentage was 55.2% in fiscal year 2013, compared to 54.7% in fiscal year 2012 and 54.3% in fiscal year 2011.

The decrease in total Company gross margin percentage in fiscal year 2012 from fiscal year 2011 was primarily due to decreases in Oncology Systems and SIP gross margins, partially offset by an increase in X-Ray Products gross margin. In addition, total Company gross margin percentage was negatively impacted in fiscal years 2012 and 2011 by the recognition of revenues in VPT relating to the Scripps Proton Therapy Center with a zero profit margin.

Oncology Systems gross margin decreased 0.4 percentage points in fiscal year 2013 from fiscal year 2012 primarily due to a decrease in the product gross margin. Oncology Systems product gross margin percentage decreased to 35.7% in fiscal year 2013 from 37.1% in fiscal year 2012 due to the new excise tax on medical devices and a significant geographic shift of product revenues away from developed markets to emerging markets, which typically demand lower-priced products compared to developed markets. Our Oncology Systems product gross margin was further impacted by pricing pressure in our international region. Improved installation and warranty as well as product cost reductions in fiscal year 2013 from fiscal year 2012 partially offset these decreases. The gross margin for Oncology Systems includes the impact of the medical device excise tax of approximately $7.2 million during fiscal year 2013, which is included in the cost of revenues.

Oncology Systems service gross margin in fiscal year 2013 remained consistent with fiscal year 2012 at 55.7%.  Increases in service gross margin due to higher service contract volume (which lowered the costs per contract) and cost control measures in fiscal year 2013 were offset by unfavorable product mix and higher service freight charges.

In addition, the U.S. dollar strengthened against the Japanese yen in fiscal year 2013 compared to fiscal year 2012 and has had a negative impact on the Oncology systems gross margin. We believe the shift of Oncology Systems revenues towards emerging markets, which typically have purchased less complex, lower-priced products compared to developed markets, will generally continue and may negatively impact Oncology Systems gross margin.

Oncology Systems gross margin decreased 1.7 percentage points in fiscal year 2012 from fiscal year 2011 due to a decrease in product gross margin, partially offset by an increase in service gross margin. Oncology Systems product gross margin decreased to 37.1% in fiscal year 2012 from 40.2% in fiscal year 2011 primarily due to a geographic shift of product revenues away from developed markets to emerging markets. Our Oncology Systems product gross margin for fiscal year 2012 was further impacted by increased pricing pressure in our international region, particularly in the higher-growth emerging markets. Improved installation, warranty and factory costs in fiscal years 2012 from fiscal year 2011 partially offset these decreases.

Oncology Systems service gross margin was 55.7% in fiscal year 2012, compared to 55.1% in fiscal year 2011. The increase in service gross margin was primarily due to higher service contract volume (which lowered the costs per contract) and cost control measures in fiscal year 2012. In addition, the U.S. dollar strengthened against the Euro and weakened against the Japanese yen in fiscal year 2012 compared to fiscal year 2011, such that the differences in currency exchange rates largely offset each other when Oncology Systems gross margin was measured in U.S. dollars.

X-Ray Products gross margin decreased 1.6 percentage points in fiscal year 2013 over fiscal year 2012 primarily due to price pressure and unfavorable product mix in our flat panel products.

X-Ray Products gross margin increased 1.9 percentage points in fiscal year 2012 over fiscal year 2011 primarily due to improved quality costs for our flat panel products and higher margin products representing a greater proportion of X-Ray Products’ sales in fiscal year 2012 than fiscal year 2011.

The increase in gross margin percentage in the “Other” category was primarily due to increases in SIP product and service gross margin percentages and also an increase in VPT product gross margin percentage. The increase in SIP gross margin in fiscal year 2013 from fiscal year 2012 was primarily due to higher margin products representing a greater proportion of SIP’s sales in fiscal year 2013 than fiscal year 2012 and also due to an increase in service revenue with higher gross margin percentage in fiscal 2013 compared to fiscal year 2012. The increase in VPT product gross margin percentage in fiscal year 2013 compared to fiscal year 2012 was due to VPT recognizing revenue on two new projects in fiscal year 2013 using the percentage of completion method and best estimate of gross margin, as compared to the projects in fiscal year 2012 and fiscal 2011 during which revenues were recognized using the percentage of completion method and zero profit margin.

The decrease in SIP gross margin in fiscal year 2012 from fiscal year 2011 was primarily due to lower margin products representing a greater proportion of SIP’s sales in fiscal year 2012 than fiscal year 2011.

Research and Development

	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Research and development	$208	12%	$186	9%	$171
As a percentage of total revenues	7%		7%		7%

The $22 million increase in research and development expenses in fiscal year 2013 over fiscal year 2012 was primarily due to increases in expenses of $14 million in Oncology Systems, $11 million in the “Other” category partially offset by a decrease in expense of $2 million in X-Ray Products. The $14 million increase in Oncology Systems was primarily due to expenses relating to new product development projects, including fixed fees accrued as part of the strategic arrangement with Siemens. The increase in expenses of $11 million in the “Other” category was primarily due to expenses relating to new product development projects and a net increase in costs associated with increased headcount to support our growing research activities in VPT. The $2 million decrease in research and development expenses in X-Ray Products was mainly due to cost control measures.

The $15 million increase in research and development expenses in fiscal year 2012 over fiscal year 2011 was primarily due to increases in expenses of $9 million in Oncology Systems, $3 million in X-Ray Products and $2 million in the “Other” category. The increase in Oncology Systems was primarily due to higher research and development expenses for Calypso, partially offset by a $3 million favorable currency translation impact, as foreign currency denominated research and development expenses for Oncology Systems were translated into U.S. dollars. The $3 million increase in X-Ray Products was mainly due to higher development expenses for flat panel products, as well as higher research and development expenses for InfiMed. The $2 million increase in the “Other” category was primarily due to an increase in expenses for development projects in VPT, partially offset by a decrease in research expenses in SIP.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Selling, general and administrative	$433	4%	$417	11%	$377
As a percentage of total revenues	15%		15%		15%

The $16 million increase in selling, general and administrative expenses for fiscal year 2013 compared to fiscal year 2012 was primarily attributable to: (a) a $13 million net increase in employee-related costs, in part for increased headcount to support our growing business activities; (b) a $6 million increase in legal expenses relating to litigation matters; (c) a $4 million increase in restructuring charges; (d) a $4 million increase in depreciation expense; and (e) a $2 million increase in risk insurance expense. These increases were partially offset by a $5 million decrease due to change in fair value of our contingent consideration liabilities; a $4 million decrease in bad debt expense; and a $2 million increase in income from equity method  investment in dpiX Holding LLC.

The $40 million increase in selling, general and administrative expenses for fiscal year 2012 compared to fiscal year 2011 was primarily attributable to: (a) a $15 million net increase in employee-related costs, in part for increased headcount to support our growing sales, marketing and other business activities particularly the in international region; (b) an $8 million increase in bad debt expense to increase the allowance for doubtful accounts related to a limited number of customers; (c) a $6 million increase in selling, general and administrative expenses associated with Calypso and InfiMed; (d) a $5 million net increase in legal expenses relating to ongoing litigation; (e) a $4 million decrease in the income recognized on our equity investment in dpiX Holding LLC; and (f) a $2 million increase in restructuring charge primarily for a workforce reduction in North America that accompanied the realignment of resources to support sales and marketing activities in emerging market countries. These increases were partially offset by a decrease of $4 million in contingent liability charge in fiscal year 2012 compared to fiscal year 2011.

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Interest income (expense), net	$3.2	73%	$1.9	614%	$0.3

The net increases in interest income, net of interest expense, in fiscal year 2013 over fiscal year 2012 and in fiscal year 2012 over fiscal year 2011, were primarily due to increases in interest income generated from our loan to CPTC. These increases were partially offset by increases in interest expense associated with increased borrowing from our credit facilities.

Taxes on Earnings

	Fiscal Years
	2013	% Change	2012	% Change	2011
Effective tax rate	28.4%	0.1%	28.3%	(2.3%)	30.6%

The slight increase in our effective tax rate in fiscal year 2013 from fiscal year 2012 was primarily due to a shift in the geographic mix of earnings.

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

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. We expect our future effective tax rate may fluctuate due to changes in geographic mix of earnings, changes in the valuation of our deferred tax assets or liabilities and changes in tax laws or interpretations of those laws. For example, recent proposals would make significant changes to U.S. taxation of U.S. based multinational corporations. Although we cannot predict whether or in what form Congress would enact any such proposals, legislation of this type could have an adverse impact on our effective tax rate. We also expect that our effective tax rate may experience may fluctuate from period to period. See Note 13, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

Net Earnings Per Diluted Share

	Fiscal Years
	2013	% Change	2012	% Change	2011
Net earnings per diluted share	$3.98	6%	$3.76	9%	$3.44

The increase in net earnings per diluted share in fiscal year 2013 over fiscal year 2012 resulted from an increase in total revenues and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases. These positive impacts on net earnings per diluted share were partially offset by an excise tax of $7.2 million on sales of medical devices and restructuring charges of $6.7 million during fiscal year 2013.

The increases in net earnings per diluted share in fiscal year 2012 over fiscal year 2011 resulted from: (a) an increase in total revenues; (b) a decrease in effective tax rate; and (c) a reduction in the number of diluted shares of common stock outstanding due to stock repurchases. These positive impacts on net earnings were partially offset by a decrease in gross margin percentage and a $3 million restructuring charge in fiscal year 2012 primarily for a workforce reduction in North America that accompanies the realignment of resources to support sales and marketing activities in emerging markets.

Gross Orders

Total Gross Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Oncology Systems:
North America	$1,135	(3%)	$1,167	1%	$1,150
Total International	1,419	6%	1,333	9%	1,220
Total Oncology Systems	$2,554	2%	$2,500	5%	$2,370
X-Ray Products:
North America	$160	14%	$141	0%	$140
Total International	425	16%	366	7%	343
Total X-Ray Products	$585	15%	$507	5%	$483
Other:	$86	(60%)	$216	7%	$201
Total Gross Orders	$3,225	0%	$3,223	6%	$3,054

Beginning in the fourth quarter of fiscal 2013, we changed the presentation of reported orders from net orders to gross orders.  We believe this is more consistent with other companies in our industry, will enhance comparability and will better present the orders activity for the period. For comparability and consistency, prior years presented have been revised to also show orders on a gross basis.

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, for businesses other than VPT, when shipment of the product (or in the case of certain highly customized products in our SIP business, construction of the product) is expected to occur within two years, so long as any contingencies are deemed perfunctory. However, we will not record SIP orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not record VPT orders if there are major financing contingencies or customer board approval contingencies pending. We perform a quarterly review to verify that outstanding orders remain valid.

Oncology Systems gross orders grew 2% in fiscal year 2013 over fiscal year 2012 compared to 5% in fiscal year 2012 over fiscal year 2011.

An increase in Oncology Systems gross orders in the international region was partially offset by a decrease in gross orders in North America in fiscal year 2013 compared to fiscal year 2012. In North America, a decrease in gross orders in fiscal year 2013 compared to fiscal year 2012 was due to decreases in orders of our high energy linear accelerators and our software products partially offset by an increase in orders for our service contracts. The increase in international Oncology Systems gross orders was primarily due to growth in orders for our service contracts in Europe and Asia, as well as increased orders for our high energy linear accelerators (including TrueBeam) in all international regions. When measured in constant currency, international Oncology Systems gross orders grew 9% in fiscal year 2013 over fiscal year 2012.

Both the international region and North America contributed to the growth in Oncology Systems gross orders in fiscal years 2012 and 2011 over the respective prior fiscal years. The growth in North American Oncology Systems gross orders was primarily due to the continued growth in orders for our service contracts, as well as increased orders for our software products and tumor tracking products offered by Calypso, which increases were partially offset by a decrease in orders for our high energy linear accelerators. The increase in international Oncology Systems gross orders was primarily due to growth in orders for our service contracts in all international regions, as well as increased orders for our linear accelerators and our software products in Asia and Europe. When measured in constant currency, international Oncology Systems gross orders grew 11% in fiscal year 2012 over fiscal year 2011.

The trailing 12 months growth in gross orders for Oncology Systems at the end of fiscal year 2013 and for the three immediately prior fiscal quarters ends were: a 2% total increase, with a 2% decrease in North America and a 6% increase for the international region, as of September 27, 2013; a 4% total increase, with a 3% increase in North America and a 5% increase for the international region, as of June 28, 2013; a 2% total increase, with a 2% increase in North America and a 2% increase for the international region, as of March 29, 2013; a 5% total increase, with a 6% increase in North America and a 3% increase for the international region, as of December 28, 2012. Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations, even with an overall shift of orders towards international regions and emerging markets. In addition, the availability of government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

X-Ray Products gross orders grew 15% in fiscal year 2013 over fiscal year 2012 compared to 5% in fiscal year 2012 over fiscal year 2011.  X-Ray Products gross orders in North America grew 13% in fiscal year 2013 compared to fiscal year 2012. The North American gross order increase in fiscal year 2013 over fiscal year 2012 was attributable to increases in our flat panel products and X-ray tube products. In the international region, X-Ray Products gross orders grew due to growth in both the X-ray tube and flat panel products in fiscal year 2013 compared to fiscal year 2012. Within the international region, X-ray tube products grew in all regions, with strongest growth in Asia in fiscal year 2013 over fiscal year 2012. Within the international region, growth in flat panel products was due to an increase in flat panel orders in Asia partially offset by decreases in flat panel products in Europe and rest of world region in fiscal year 2013 over fiscal year 2012.

X-Ray Products gross orders grew 5% in fiscal year 2012 over fiscal year 2011. X-Ray Products gross orders in North America were flat in fiscal year 2012 compared to fiscal year 2011. North American gross order increases in fiscal year 2012 over fiscal year 2011 attributable to our flat panel products and our image processing tools offered by InfiMed were offset by a decrease in gross orders for our X-ray tube products. In the international region, the increase in X-Ray Products gross orders in fiscal year 2012 over fiscal year 2011 was primarily due to increased orders for our flat panel products in all international regions and increased orders for our X-ray tube products in Europe, as well as orders for image processing tools offered by InfiMed in Europe and Asia. These increases were partially offset by lower orders for our X-ray tube products in Asia and rest of the world region in fiscal year 2012 over fiscal year 2011.

Gross orders in the “Other” category decreased $130 million in fiscal year 2013 over fiscal year 2012 primarily due to VPT recording two proton therapy system orders in fiscal year 2012, compared to no proton therapy system order recorded in fiscal year 2013 and to a lesser extent a decrease in orders in SIP.

Gross orders in the “Other” category increased $15 million in fiscal year 2012 over fiscal year 2011 primarily due to VPT recording two proton therapy system orders, compared to recording one proton therapy system order in fiscal year 2011. In fiscal year 2012, VPT recorded a $50 million order to supply a proton therapy system for a two-room proton therapy center at the PTC St. Petersburg Center of Nuclear Medicine of the International Institute of Biological Systems in Russia. In addition, we recorded a $77 million order (of which $73 million was allocated to VPT and the remaining amount allocated to Oncology Systems) to supply a proton therapy system and two TrueBeam linear accelerators for a five-room proton therapy center at the King Fahd Medical City in Riyadh, Saudi

Arabia. In fiscal year 2011, VPT recorded an $88 million order from CPTC for the Scripps Proton Therapy Center. The increase in VPT gross orders for fiscal year 2012 over fiscal year 2011 was partially offset by a decline in SIP gross orders. The decline in SIP gross orders was primarily due to SIP booking a $21 million one-time order from U.S. Customs and Border Protection for five IntellX cargo screening systems in fiscal year 2011.

Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause our gross orders to vary significantly, making comparisons between fiscal periods more difficult. Orders and revenues for our SIP products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place any orders for a long time period thereafter. Furthermore, bid awards in the VPT and SIP businesses may be subject to challenge by third parties, which can make these orders more unpredictable than other products.

Net Orders

In the fourth quarter of 2013 we changed our primary presentation of orders to gross orders.  The below table for net orders is provided for comparison purposes. Net orders are defined as gross orders less backlog adjustments. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate and other adjustments. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified.

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2013	% Change	2012	% Change	2011
Oncology Systems:
North America	$939	(14%)	$1,091	5%	$1,038
Total International	1,360	4%	1,309	8%	1,211
Total Oncology Systems	$2,299	(4%)	$2,400	7%	$2,249
X-Ray Products:
North America	$161	14%	$141	0%	$140
Total International	422	16%	365	7%	343
Total X-Ray Products	$583	15%	$506	5%	$483
Other:	$86	(60%)	$216	7%	$201
Total Net Orders	$2,968	(5%)	$3,122	6%	$2,933

Backlog

Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Including the $100 million VPT backlog, our backlog at September 27, 2013 was $2.9 billion, which was an increase of 1% over the backlog at September 28, 2012. Our Oncology Systems backlog at September 27, 2013 was 2% higher than the backlog at September 28, 2012, which reflected a 15% increase for the international region and a 9% decrease for North America.

In fiscal years 2013, 2012, and 2011, our backlog adjustments were $257 million, $101 million, and $121 million, respectively. During fiscal year 2013, as a result of ongoing uncertainty in the U.S. healthcare environment and higher cancellations, particularly from small freestanding center developers, we re-evaluated similar transactions and removed orders that were not expected to be converted into revenues from our backlog, which resulted in an increase in the backlog adjustments in fiscal year 2013 compared to fiscal years 2012 and 2011.

Discontinued Operations

In the fourth quarter of fiscal year 2008, we approved a plan to sell Research Instruments in order to focus our efforts on the development of the proton therapy systems portion of the ACCEL business. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. Research Instruments has been classified as a discontinued operation in our Consolidated Statements of Earnings for fiscal year 2011.

The total loss from discontinued operations for fiscal year 2011 was $9.7 million less applicable income tax of zero. Total revenues of Research Instruments, reported in discontinued operations, for fiscal years 2011 was zero. As of September 30, 2011, we had no remaining obligations related to this discontinued operation. In fiscal years 2013 and 2012, we did not recognize any income or losses and did not have any revenues from discontinued operations. See Note 18, “Discontinued Operations” to the Notes to the Consolidated Financial Statements for a detailed discussion.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs. Because Research Instruments’ cash flows were not material, we have not segregated them from continuing operations on our Consolidated Statements of Cash Flows and the discussion herein.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	September 27, 2013	September 28, 2012	Increase
Cash and cash equivalents	$1,118	$705	$413

Our cash and cash equivalents increased $413 million from $705 million at September 28, 2012 to $1,118 million at September 27, 2013. The increase in cash and cash equivalents in fiscal year 2013 was due primarily to $500 million of cash provided from borrowings under the term loan facility, $455 million of cash generated from operating activities, $130 million of cash provided by stock option exercises and employee stock purchases, and $9 million of cash provided by the excess tax benefits from share-based compensation. These increases were partially offset by aggregate payments of $420 million of cash for the repurchase of shares of VMS common stock, $155 million of cash used in net payments under our credit facility, $76 million of cash for purchases of property, plant, and equipment, $10 million of cash used to fund a portion of our loan commitment to CPTC for financing the construction and startup operations of the Scripps Proton Therapy Center, $10 million used to fund a note receivable, and $10 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units. In addition, foreign currency exchange rate changes in fiscal year 2013 increased cash and cash equivalents by $3 million.

At September 27, 2013, we had approximately $358 million, or 32%, of total cash and cash equivalents in the United States. Approximately $760 million, or 68%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of September 27, 2013, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, acquisitions, and other lawful corporate purposes.

Cash Flows

	Fiscal Years
(In millions)	2013	2012	2011
Net cash flow provided by (used in):
Operating activities	$455	$493	$472
Investing activities	(96)	(122)	(118)
Financing activities	51	(234)	(311)
Effects of exchange rate changes on cash and cash equivalents	3	4	1
Net increase in cash and cash equivalents	$413	$141	$44

Our primary cash inflows and outflows for fiscal years 2013, 2012 and 2011 were as follows:

—	We generated net cash from operating activities of $455 million in fiscal year 2013, compared to $493 million in fiscal year 2012 and $472 million in fiscal year 2011.

The $38 million decrease in net cash from operating activities during fiscal year 2013 compared to fiscal year 2012 was driven primarily by a net change of $35 million in operating assets and liabilities (working capital items) and a decrease in non-cash items of $14 million, partially offset by an increase of $11 million in net earnings.

The major contributors to the net change in working capital items in fiscal year 2013 were inventories, deferred revenues and advance payments from customers, accounts receivable, and accrued expenses and other liabilities as follows:

	➢	Inventories increased $76 million due to anticipated customer demands for products in fiscal year 2014, mainly in Oncology Systems and X-Ray Products.

➢

Deferred revenue and advance payments from customers increased $75 million due to receipts of down payments for orders for which revenues have not been recognized during fiscal year 2013 and due to nature of contracts and timing of customer acceptances.

	➢	Accounts receivable increased $43 million due to higher revenues and timing of collections.

➢

Accrued expenses and other liabilities decreased $33 million due primarily to the timing of payments processed and specifically due to the timing of tax payments both in the United States and internationally.

The $21 million increase in net cash from operating activities during fiscal year 2012 compared to fiscal year 2011 was driven primarily by an increase of $28 million in net earnings and a net change of $5 million in operating assets and liabilities (working capital items), partially offset by a decrease in non-cash items of $12 million.

The major contributors to the net change in working capital items in fiscal year 2012 were accounts receivable, deferred revenues and advance payments from customers, prepaid expenses and other assets, and inventories as follows:

	➢	Accounts receivable increased $87 million due to higher revenues and timing of collections.

➢

Deferred revenue and advance payments from customers increased by $69 million due to receipts of down payments for Oncology System and VPT orders for which revenues have not been recognized during fiscal year 2012.

➢

Prepaid expenses and other current assets increased by $47 million primarily due to guaranteed prepayments made under a commercial agreement for products that we resell, as well as timing of expense payments.

	➢	Inventories increased by $42 million due to anticipated customer demands for products in fiscal year 2013 mainly in Oncology Systems and VPT.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. See Item 1A, “Risk Factors.”

—

Investing activities used $96 million of net cash in fiscal year 2013, compared to $122 million of net cash in fiscal year 2012 and $118 million of net cash in fiscal year 2011. Cash used for purchases of property, plant and equipment was $76 million in fiscal year 2013, compared to $61 million in fiscal year 2012, and $71 million in fiscal year 2011. During fiscal year 2013, we used $10 million to fund a portion of our loan commitment to CPTC and used $10 million to fund a note receivable. In fiscal year 2012, we used $31 million to fund a portion of our loan commitment to CPTC and used $28 million for business acquisitions (primarily Calypso and InfiMed), and we received $9 million of cash from dpiX LLC for the repayment of a note receivable. During fiscal year 2011, we used $19 million for loans to CPTC, paid $15 million to Augmenix for a minority equity interest plus an exclusive option to purchase the remaining equity interest of Augmenix and paid cash of $8 million for the acquisition of all of the outstanding capital stock of a supplier of devices for delivery of brachytherapy treatment.

—

Financing activities provided net cash of $52 million in fiscal year 2013, compared to $234 million of net cash used in fiscal year 2012, and $311 million of net cash used in fiscal year 2011. In fiscal year 2013, we borrowed $500 million under a term loan facility.  In fiscal year 2013 and 2012, we repaid a net amount of $155 million and $26 million, respectively, to our credit facilities.  In fiscal year 2011, we borrowed a net amount of $161 million from our credit facilities.  We received cash proceeds from employee stock option exercises and employee stock purchases of $130 million, $60 million, and $138 million in fiscal years 2013, 2012, and 2011, respectively, as well as cash provided by excess tax benefits from share-based compensation of $10 million in fiscal year 2013, $9 million in fiscal year 2012, and $23 million in fiscal year 2011. In fiscal year 2013, we used $420 million for the repurchases of VMS common stock compared to $257 million in fiscal year 2012. In fiscal year 2011, we paid an aggregate of $611 million in connection with three accelerated share repurchase agreements and for shares repurchased in the open market.  In fiscal year 2013 there were no bank borrowing repayments as compared to $10 million and $7 million in fiscal years 2012, and 2011, respectively. Cash used for financing activities in fiscal years 2013, 2012, and 2011 also includes $10 million, $10 million, and $15 million (the value of withheld shares), respectively, for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.8% of revenues in fiscal year 2014. As further described under “Contractual Obligations,” we loaned $62.7 million (including accrued interest) to CPTC as of September 27, 2013, and we expect CPTC to continue to draw down the loan facility, under which we have committed to loan up to $115.3 million to CPTC, during the construction and initial operation period of the Scripps Proton Therapy Center through fiscal year 2014.

We had a $300 million credit facility with Bank of America, N.A. (“BofA”) during fiscal years 2013 and 2012 (the “2012 Credit Facility”). At September 28, 2012, a total of $155 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.47%. No letters of credit or swing line loans were outstanding at that date. We were in compliance with all covenants under the 2012 Credit Facility for all periods presented within these consolidated financial statements in which it was in existence.

On August 27, 2013, we repaid all outstanding amounts and terminated the 2012 Credit Facility and entered into a five-year credit agreement with certain lenders and BofA as administrative agent (the “2013 Credit Agreement”) that provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility”). The Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2013 Credit Agreement, we have the right to make (i) up to two requests to increase the aggregate commitments under the Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. We may prepay, reduce or terminate the commitments without penalty. The 2013 Credit Facility contains provisions that limit our ability to pay cash dividends.

A pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary, serves as security for a portion of the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of September 27, 2013, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary.  The 2013 Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of September 27, 2013, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.00% to 0.25% based on the same leverage Ratio, depending upon instructions from the Company.  Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company.  At September 27, 2013, borrowings under the 2013 Term Loan Facility totaled $500 million with a weighted average interest rate of 1.31%.  At September 27, 2013, there was no amount outstanding under the 2013 Revolving Credit Facility.

We must pay a commitment fee on the unused portion of the 2013 Revolving Credit Facility at a rate from 0.15% to 0.275% based on a leverage ratio.

The 2013 Credit Agreement contains affirmative and negative covenants applicable to us that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions.  We have also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA, and (ii) a minimum cash flow coverage ratio.  We were in compliance with all covenants under the 2013 Credit Agreement for all periods in which it was in existence.

In addition, VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2013, the Sumitomo Credit Facility was extended. The Sumitomo Credit Facility will expire on April 5, 2014.  Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of September 27, 2013, there was no outstanding balance under the Sumitomo Credit Facility.

See Note 7, “Borrowings” to the Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility and the Sumitomo Credit Facility.

The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

(Dollars in millions)	Fourth Quarter of Fiscal Year 2013	Fiscal Year
		2013	2012	2011
Amount outstanding (at end of period)	$—	$—	$155	$181
Weighted average interest rate (at end of period)	—	—	1.47%	1.05%
Average amount outstanding (during period)	96	168	172	60
Weighted average interest rate (during period)	1.71%	1.45%	1.29%	2.07%
Maximum month-end amount outstanding during period	$148	$232	$205	$239

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the next 12 months and into the foreseeable future. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock and fund our loan commitment to CPTC.

Total debt as a percentage of total capital increased to 22.8% at September 27, 2013 from 9.6% at September 28, 2012 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities increased to 2.33 to 1 at September 27, 2013 from 1.76 to 1 at September 28, 2012.

Days Sales Outstanding

Trade accounts receivable DSO were 85 days at both September 27, 2013 and September 28, 2012.  Excluding VPT, DSO were 77 days at September 27, 2013 compared to 80 days at September 28, 2012. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the continued sovereign debt and banking crises in Europe. As of September 27, 2013, approximately 4% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

During fiscal years 2013, 2012 and 2011, we repurchased 6,000,000 shares, 4,433,718 shares, and 9,028,033 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. Aggregate amount of repurchases in connection with the various accelerated share repurchase agreements (as further discussed below) and for shares repurchased in the open market totaled $424 million, $257 million and $611 million in fiscal years 2013, 2012 and 2011, respectively. All shares that were repurchased have been retired.

On August 24, 2010, we executed an accelerated share repurchase agreement with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, we initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares expected to be repurchased. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that we might be entitled to receive additional shares of VMS common stock from BofA or we might be required to deliver VMS shares or, at our option, make a cash payment to BofA. The repurchase period ended on February 23, 2011, and we made a cash payment of $26.1 million in March 2011 to settle the August 2010 Repurchase Agreement.

On February 23, 2011, we executed an accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, we paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. In June 2011, BofA accelerated the end of the repurchase period, and we received an additional 630,921 shares of VMS common stock, with a then market value of approximately $41.3 million, upon the settlement of the February 2011 Repurchase Agreement.

On August 25, 2011, we entered into another accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, we paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that we ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period ended in February 2012, and we received an additional 375,449 shares of VMS common stock, with a then market value of approximately $25 million, upon the settlement of the August 2011 Repurchase Agreement.

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of September 28, 2012, the remaining 3,000,000 shares available for repurchase under the February 2011 authorization expired. In August 2012, the VMS Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013. Stock repurchases under the August 2012 authorization may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks.  As of September 27, 2013, 2,000,000 shares remained available for repurchase under the August 2012 authorization.

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase.

Contractual Obligations

The following summarizes our contractual obligations as of September 27, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
(In millions)	Fiscal Year 2014	Fiscal Years 2015 - 2016	Fiscal Years 2017 - 2018	Beyond	Total
Long term debt (1) (including current maturities of long-term debt)	$56.3	$100.0	$350.0	$—	$506.3
Interest obligation on long term debt (including current maturities of long-term debt) (2)	6.4	10.3	7.4	—	24.1
Unused loan facility to CPTC (3)	52.6	—	—	—	52.6
Operating leases (4)	20.0	29.5	15.0	12.0	76.5
Defined benefit pension plans (5)	6.3	—	—	—	6.3
Post-retirement benefit plan (6)	0.5	1.0	1.0	1.8	4.3
Total (7)	$142.1	$140.8	$373.4	$13.8	$670.1

(1)	For further discussion regarding long-term debt, see Note 7, “Borrowings” of the Notes to the Consolidated Financial Statements.

(2)	Interest on the term loan facility has been calculated based on the interest rate applicable as of September 27, 2013.

(3)

As further described in Note 15, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and startup operations of the Scripps Proton Therapy Center. As of September 27, 2013, we had loaned $62.7 million (including accrued interest) to CPTC, and we expect CPTC to continue to draw down this facility during the construction and initial operation period as of the Scripps Proton Therapy Center through fiscal year 2014. The amounts and timing of loan drawdown may change due to changes in construction progress and other factors. We expect to use cash held abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

(4)	Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 27, 2013.

(5)

As further described in Note 10, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of September 27, 2013, our defined benefit pension plans were underfunded by $14.9 million. Due to the impact of future plan asset performance, changes in interest rates and other economic and demographic assumptions the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions to fund its defined benefit pension plans beyond the next fiscal year.

(6)

As further described in Note 10, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of September 27, 2013, our post-retirement benefit plan had an estimated total benefit obligation of $4.8 million. Due to changes in health care cost trend rates, mortality rates of plan participants, and the potential for us to change the type of healthcare plans offered or the level of contributions from plan participants, we are not able to reasonably estimate the timing and amount of contributions to fund our post-retirement benefit plan beyond fiscal year 2023.

(7)	The following items are not included in the table above:

•

Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of September 27, 2013, our total liability for uncertain tax positions was $41.9 million, of which we do not anticipate a payment in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; therefore, the liability for uncertain tax positions has been excluded from the table above. See a detailed discussion in Note 13, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

•

As further described in Note 9, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, as of September 27, 2013, we accrued $11.3 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.

•

In connection with the acquisition of businesses in prior years, we entered into agreements which include provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of September 27, 2013, the accrual for potential contingent considerations under these agreements is $2.5 million.

•

In April 2012, we entered into a strategic global partnership with Siemens through which, among other things, we and Siemens will collaborate to develop interfaces that will enable our ARIA oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, we committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event that certain product development milestones are achieved.  We will also pay for additional licenses beyond the minimum quantities set forth in the agreement. We expect that these interfaces will be commercialized as part of our ARIA oncology information system offering to customers.  As of September 27, 2013, we accrued $2 million of the fixed fees under the terms of the agreement. As of September 27, 2013, no amount related to achievement of product development milestones was payable under this agreement.

Contingencies

Environmental Remediation Liabilities

For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies — Environmental Remediation Liabilities” of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Other Matters

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 9, “Commitments and Contingencies—Other Matters” of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 27, 2013, we have not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

a) New accounting updates recently adopted

In September 2011, the FASB amended Accounting Standard Codification (“ASC”) 350, “Intangibles – Goodwill and Other.” This amendment is intended to simplify how an entity tests goodwill for impairment and will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This amendment became effective for us beginning in the first quarter of fiscal year 2013. The adoption of this amendment did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance became effective for us in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and did not have an impact on our consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued an accounting standard update to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. We adopted this guidance beginning in the fourth quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update will be effective for us beginning in the first quarter of fiscal year 2014, at which time we will include the required disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk and Counterparty Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. We are also exposed to credit loss in the event of default by CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on our credit facilities as described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and accompanying contraction in the credit markets heighten these risks. Concerns over continued economic instability, including the sovereign debt and banking crises in Europe, could make it more difficult for us to collect outstanding receivables and could adversely impact affect our liquidity.

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

The notional values and the weighted average contractual foreign currency exchange rates of our sold and purchased foreign currency forward contracts outstanding at September 27, 2013 were as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Weighted Average Contract Rate (Foreign Currency Units per USD)
Australian dollar	$21.9	$—	1.0746
British pound	18.6	—	0.62
Canadian dollar	—	2.2	1.0311
Euro	228.6	—	0.7391
Indian rupee	4.7	—	63.03
Japanese yen	147.9	—	98.852
Norwegian krone	3.3	2.8	6.0064
Swiss franc	—	70.9	0.9045
Swedish krone	3.1	—	6.4192
Totals	$428.1	$75.9

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of September 27, 2013. The principal amount of cash and cash equivalents at September 27, 2013 totaled $1.1 billion with a weighted average interest rate of 0.20%. At September 27, 2013, our short-term investment represented a loan of $62.7 million (including accrued interest) to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

The 2013 Credit Facility, which includes the 2013 Revolving Credit Facility and the 2013 Term Loan Facility, allows us to borrow up to a maximum amount of $300 million under the 2013 Revolving Credit Facility and $500 million under the 2013 Term Loan Facility. We secured a portion of the 2013 Credit Facility with a pledge of 65% of the voting shares that we hold in Varian Medical Systems Nederland B.V., a wholly-owned subsidiary.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA  or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.25% based on the same leverage ratio, depending upon instructions from the Company.  Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company.

In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our revolving credit facility and term loan facility. As of September 27, 2013, there was no amount outstanding under our revolving credit facility.  At September 27, 2013, borrowings under the 2013 Term Loan Facility totaled $500 million with a weighted average interest rate of 1.31%.  If the amount outstanding under our term loan facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $5 million. See a detailed discussion of our credit facilities in “MD&A – Liquidity and Capital Resources.”

In addition, we had $6.3 million of an unsecured term loan outstanding at September 27, 2013 that carried at a weighted average fixed interest rate of 6.7% with principal payments due in fiscal year 2014. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, short-term borrowings and long term debt.

	Fiscal Years
(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Assets:
Cash and cash equivalents	$1,117.9	$—	$—	$—	$—	$—	$1,117.9
Average interest rate(1)	0.20%	—	—	—	—	—	0.20%
Short-term investment(2)	$62.7	$—	$—	$—	$—	$—	$62.7
Average interest rate(1)	8.25%	—	—	—	—	—	8.25%
Liabilities:
Long-term debt (including current maturities)	$56.3	$50.0	$50.0	$50.0	$300.0	$—	$506.3
Average interest rate(1)	1.91%	1.31%	1.31%	1.31%	1.31%	—	1.44%

(1)	Represents interest rates effective as of September 27, 2013.

(2)

Represents amount loaned to CPTC, including accrued interest, under a loan facility. See Note 15, “Variable Interest Entity” of the Notes to the Consolidated Financial Statements for a detailed discussion.

The estimated fair value of our cash and cash equivalents (68% of which was held abroad at September 27, 2013 and could be subject to additional taxation if it were repatriated to the United States) and the estimated fair value of our unsecured term loan approximated the principal amounts reflected above based on the maturities of these financial instruments.

The estimated fair value of our term loan payable in fiscal year 2018, at September 27, 2013, approximates its carrying value because the term loan is carried at a market observable interest rate that resets periodically.

The fair value of our loan to CPTC was $62.7 million at September 27, 2013, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, the Company does not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8. Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In thousands, except per share amounts)	2013	2012	2011
Revenues:
Product	$2,055,718	$2,003,988	$1,879,327
Service	887,179	803,027	717,339
Total revenues	2,942,897	2,807,015	2,596,666
Cost of revenues:
Product	1,295,492	1,247,278	1,133,118
Service	397,718	363,401	327,659
Total cost of revenues	1,693,210	1,610,679	1,460,777
Gross margin	1,249,687	1,196,336	1,135,889

Operating expenses:
Research and development	208,208	185,742	170,725
Selling, general and administrative	432,589	416,520	376,713
Total operating expenses	640,797	602,262	547,438

Operating earnings	608,890	594,074	588,451
Interest income	7,322	5,269	2,858
Interest expense	(4,129)	(3,419)	(2,599)
Earnings from continuing operations before taxes	612,083	595,924	588,710
Taxes on earnings	173,835	168,875	180,084
Earnings from continuing operations	438,248	427,049	408,626
Loss from discontinued operations, net of taxes	—	—	(9,693)
Net earnings	$438,248	$427,049	$398,933

Net earnings (loss) per share—basic:
Continuing operations	$4.04	$3.83	$3.50
Discontinued operations	—	—	(0.08)
Net earnings per share	$4.04	$3.83	$3.42

Net earnings (loss) per share—diluted:
Continuing operations	$3.98	$3.76	$3.44
Discontinued operations	—	—	(0.08)
Net earnings per share	$3.98	$3.76	$3.36

Shares used in the calculation of net earnings (loss) per share:
Weighted average shares outstanding—basic	108,352	111,376	116,703
Weighted average shares outstanding—diluted	110,053	113,473	118,735

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal Years
(In thousands)	2013	2012	2011
Net earnings	$438,248	$427,049	$398,933
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Net gain/(loss) arising during the year, net of tax benefit/(expense) of ($1,504), $1,079 and $1,783	5,549	(8,761)	(8,068)
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit/(expense) of $159, ($19) and ($18)	(145)	144	137
Amortization, settlement or curtailment of net actuarial loss, net of tax expense of ($608), ($548) and ($446)	3,138	3,114	1,655
	8,542	(5,503)	(6,276)
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain, net of tax benefit/(expense) of ($191), ($541) and $206	318	900	(326)
Reclassification adjustments, net of tax benefit/(expense) of ($923), ($217) and $396	(1,540)	(362)	626
	(1,222)	538	300
Currency translation adjustment	9,230	(4,808)	(3,268)
Other comprehensive earnings (loss)	16,550	(9,773)	(9,244)
Comprehensive earnings	$454,798	$417,276	$389,689

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par values)	September 27, 2013	September 28, 2012
Assets
Current assets:
Cash and cash equivalents	$1,117,861	$704,570
Short-term investment	62,700	49,709
Accounts receivable, net of allowance for doubtful accounts of $14,735 at September 27, 2013 and $14,386 at September 28, 2012	698,254	691,806
Inventories	535,223	457,869
Prepaid expenses and other current assets	168,495	150,775
Deferred tax assets	122,250	115,786
Total current assets	2,704,783	2,170,515

Property, plant and equipment, net	315,331	296,592
Goodwill	225,335	222,242
Other assets	223,025	189,377
Total assets	$3,468,474	$2,878,726
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$194,272	$180,736
Accrued expenses	320,884	336,568
Product warranty	39,050	52,799
Deferred revenue	389,479	369,456
Advance payments from customers	160,644	141,972
Short-term borrowings	—	155,000
Current maturities of long-term debt	56,250	—
Total current liabilities	1,160,579	1,236,531
Long-term debt	450,000	6,250
Other long-term liabilities	144,048	126,169
Total liabilities	1,754,627	1,368,950
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 106,491 and 109,407 shares issued and outstanding at September 27, 2013 and at September 28, 2012, respectively	106,491	109,407
Capital in excess of par value	637,084	563,875
Retained earnings	1,010,343	893,115
Accumulated other comprehensive loss	(40,071)	(56,621)
Total stockholders’ equity	1,713,847	1,509,776
Total liabilities and stockholders’ equity	$3,468,474	$2,878,726

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net earnings	$438,248	$427,049	$398,933
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	42,637	47,876	42,018
Tax benefits from exercises of share-based payment awards	10,708	7,888	24,441
Excess tax benefits from share-based compensation	(9,583)	(8,929)	(22,570)
Depreciation	58,527	56,103	49,643
Amortization of intangible assets	4,332	4,879	2,948
Deferred taxes	(3,946)	(2,349)	35,230
Provision for doubtful accounts receivable	5,984	10,350	2,514
Income on equity investment in affiliate	(2,461)	(245)	(4,276)
Change in fair value of contingent consideration	(5,190)	—	—
Other, net	1,673	1,265	(398)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(43,301)	(87,434)	(41,577)
Inventories	(76,400)	(42,459)	(42,235)
Prepaid expenses and other assets	(15,694)	(47,029)	(13,288)
Accounts payable	7,784	19,275	35,524
Accrued expenses and other liabilities	(32,731)	37,748	(15,758)
Deferred revenues and advance payments from customers	74,598	68,787	21,630
Net cash provided by operating activities	455,185	492,775	472,779
Cash flows from investing activities:
Purchases of property, plant and equipment	(76,277)	(61,103)	(70,928)
Investment in corporate debt security	(10,044)	(30,503)	(19,205)
Investment in a privately held company	—	—	(13,597)
Acquisition of businesses, net of cash acquired	—	(28,241)	(9,124)
Net amounts received from (paid to) deferred compensation plan (“DCP”) trust account	(309)	(2,960)	48
Note repayments (receivable) from related party	—	8,800	(781)
Note receivable from other	(10,000)	—	—
Other	359	(8,288)	(4,345)
Net cash used in investing activities	(96,271)	(122,295)	(117,932)
Cash flows from financing activities:
Repurchases of common stock	(419,933)	(257,440)	(505,284)
Equity forward contracts	—	—	(105,562)
Proceeds from issuance of common stock to employees	129,582	60,332	137,697
Excess tax benefits from share-based compensation	9,583	8,929	22,570
Employees’ tax withheld and paid for restricted stock and restricted stock units	(9,560)	(10,122)	(14,815)
Net borrowings (repayments) under line of credit agreements	(155,000)	(26,400)	161,400
Borrowings under the term loan facility	500,000	—	—
Repayments on bank borrowings	—	(9,876)	(7,264)
Other	(3,026)	(99)	(77)
Net cash provided by (used in) financing activities	51,646	(234,676)	(311,335)
Effects of exchange rate changes on cash and cash equivalents	2,731	4,309	724
Net increase in cash and cash equivalents	413,291	140,113	44,236
Cash and cash equivalents at beginning of fiscal year	704,570	564,457	520,221
Cash and cash equivalents at end of fiscal year	$1,117,861	$704,570	$564,457

Supplemental information:

VMS common stock valued at $25.0 million was received in fiscal year 2012 upon settlement of the August 2011 Repurchase Agreement. VMS common stock valued at $41.3 million was received in fiscal year 2011 upon settlement of the February 2011 Repurchase Agreement. See Note 11, “Stockholders’ Equity.”

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at October 1, 2010	118,007	$118,007	$508,366	$686,598	$(37,604)	$1,275,367
Net earnings	—	—	—	398,933	—	398,933
Other comprehensive loss	—	—	—	—	(9,244)	(9,244)
Issuance of common stock	3,596	3,596	134,101	—	—	137,697
Tax benefits from exercises of share-based payment award	—	—	24,441	—	—	24,441
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(231)	(231)	(14,584)	—	—	(14,815)
Share-based compensation expense	—	—	42,358	—	—	42,358
Equity forward contract	—	—	(105,562)	—	—	(105,562)
Repurchases of common stock	(9,028)	(9,028)	(88,198)	(408,058)	—	(505,284)
Balances at September 30, 2011	112,344	112,344	500,922	677,473	(46,848)	1,243,891
Net earnings	—	—	—	427,049	—	427,049
Other comprehensive loss	—	—	—	—	(9,773)	(9,773)
Issuance of common stock	1,664	1,664	58,668	—	—	60,332
Tax benefits from exercises of share-based payment award	—	—	7,888	—	—	7,888
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(167)	(167)	(9,954)	—	—	(10,121)
Share-based compensation expense	—	—	47,950	—	—	47,950
Repurchases of common stock	(4,434)	(4,434)	(41,599)	(211,407)	—	(257,440)
Balances at September 28, 2012	109,407	109,407	563,875	893,115	(56,621)	1,509,776
Net earnings	—	—	—	438,248	—	438,248
Other comprehensive earnings	—	—	—	—	16,550	16,550
Issuance of common stock	3,222	3,222	126,437	—	—	129,659
Tax benefits from exercises of share-based payment awards	—	—	10,708	—	—	10,708
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(138)	(138)	(9,422)	—	—	(9,560)
Share-based compensation expense	—	—	42,130	—	—	42,130
Repurchases of common stock	(6,000)	(6,000)	(96,644)	(321,020)	—	(423,664)
Balances at September 27, 2013	106,491	$106,491	$637,084	$1,010,343	$(40,071)	$1,713,847

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy. The Company also designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography and industrial applications. In addition, the Company designs, manufactures, sells and services linear accelerators, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). As discussed in Note 18, “Discontinued Operations,” the Company has presented the operating results of the scientific research instruments business (“Research Instruments”) of ACCEL Instruments GmbH (“ACCEL,” which has since changed its name to Varian Medical Systems Particle Therapy GmbH) as a discontinued operation in the Consolidated Statements of Earnings for the fiscal year 2011. There were no operating results or other material balances related to Research Instruments beyond fiscal year 2011. Unless noted otherwise, discussion in these notes pertains to the Company’s continuing operations.

Reclassifications

Certain items in the consolidated statements of earnings and consolidated balance sheets have been reclassified to conform to the current fiscal year’s presentation. These reclassifications had no impact on previously reported total revenues, total cost of revenues, net earnings, total current assets, total assets, total current liabilities, total liabilities, and total stockholders’ equity.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2013 was the 52-week period that ended on September 27, 2013. Fiscal year 2012 was the 52-week period that ended on September 28, 2012 and fiscal year 2011 was the 52-week period that ended on September 30, 2011.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidation of Variable Interest Entities

The Company uses a qualitative approach in assessing the consolidation requirement for entities in which it may have a variable interest.  A variable interest entity is an entity with one or more of the following characteristics (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support; (b) as a group, the holders of the equity investment at risk lack the ability to make certain decisions, the obligation to absorb expected losses or the right to receive expected residual returns; or (c) the equity investors have voting rights that are not proportional to their economic interests.

The approach focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. For fiscal years 2013, 2012 and 2011, the Company did not consolidate any variable interest entity because the Company was not a primary beneficiary.

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

Foreign Currency Translation

The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Earnings. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars, that were included in the Consolidated Statements of Earnings, were $0.7 million, $0.4 million and $(1.4) million in fiscal years 2013, 2012 and 2011, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income (loss). See Note 8, “Derivative Instruments and Hedging Activities” regarding the Company’s hedging activities and derivative instruments. Also see Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Short-term Investment

The Company has an investment in a corporate debt security from the California Proton Therapy Center, LLC (“CPTC”) that it classifies as an available-for-sale investment, which is recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on this investment are included as a separate component of “Accumulated other comprehensive loss,” net of tax, in the Consolidated Balance Sheets. The Company classifies its available-for-sale investment as short-term based on the nature of the investment and its availability for use in current operations. The Company monitors its short-term investment for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company has not identified any indication of impairment of its short-term investment for fiscal years 2013 and 2012.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Investments in Privately Held Companies

Equity investments in privately held companies in which the Company holds at least a 20% ownership interest or in which the Company has the ability to exercise significant influence are accounted for by the equity method. Equity investments in privately held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are accounted for under the cost method. Equity investments accounted for under the cost method totaled $21.4 million at both September 27, 2013 and September 28, 2012. The Company’s equity investments in privately held companies are included in “Other assets” in the Consolidated Balance Sheets. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies. The Company did not have any impairment loss on equity investments in privately held companies for fiscal years 2013, 2012 and 2011.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investment, trade accounts receivable and derivative financial instruments used in hedging activities. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. With respect to its short-term investment, the Company performs a periodic credit evaluation of  CPTC, the obligor under the debt security. In addition, the Company will be exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. The Company transacts its foreign currency forward contracts with several large international and regional financial institutions and, therefore, does not consider the risk of nonperformance to be concentrated in any specific counterparty. The Company has not experienced any losses resulting from the failure of counterparty to meet its financial obligations under foreign currency forward contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, requires its Oncology Systems, Security and Inspection Products (“SIP”) and Varian Particle Therapy (“VPT”) customers to provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Costs incurred for internal use software during the application development stage are capitalized in accordance with guidance on internal-use software. Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are amortized over the lesser of their estimated useful lives or remaining lease terms. Buildings are depreciated over twenty or thirty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lesser of their estimated useful lives or remaining lease terms. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals of property, plant and equipment are included in operating expenses.

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately one to twenty years generally using the straight-line method.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets and identifiable intangible assets in fiscal years 2013, 2012, and 2011.

The Company evaluates goodwill for impairment at least annually or whenever an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the Company determines that a quantitative analysis is necessary, the impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units and the market approach is based on a market multiple calculated for each business unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss.

In fiscal years 2013, 2012 and 2011, the Company performed the annual goodwill impairment testing for the four reporting units that carried goodwill, namely Oncology Systems, X-Ray Products, SIP and VPT, and found no impairment. Based on the most recent annual goodwill impairment testing that the Company performed in fiscal year 2013 for each of its four reporting units that carried goodwill, Oncology Systems, X-Ray Products, SIP and VPT, the fair value of each such reporting unit was substantially in excess of its carrying value.

Loss Contingencies

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise.  The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that it believes will result in a probable loss.

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

Non-software Products

Non-software products include hardware products, software components that function together with the hardware components to deliver the product’s essential functionality, as well as service contracts. Except as described below under “Service,” the Company recognizes revenues for non-software products when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

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

Under the terms of the Company’s standard non-software sales contracts, “acceptance” of a non-software product with installation obligations is deemed to have occurred upon the earliest of (i) completion of product installation and testing in accordance with the Company’s standard installation procedures showing compliance with the Company’s published specifications for that product, (ii) receipt by the Company of an acceptance form executed by the customer acknowledging installation and compliance with the Company’s published specifications for that product, (iii) use by the customer of the product for any purpose after its delivery or (iv) six months after the delivery of the product to the customer by the Company. The contracts allow for cancellation only by mutual agreement, thus the customer does not have a unilateral right to return the delivered non-software product.

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

Software Products

Except as described below under “Service,” the Company recognizes revenues for software products in accordance with the software revenue recognition guidance. The Company recognizes license revenues when all of the following criteria have been met: persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, collection of the related receivable is probable, delivery of the product has occurred and the Company has received from the customer an acceptance form acknowledging installation and substantial conformance with the Company’s specifications (as set forth in the user manual) for such product, or upon verification of installation when customer acceptance is not required to be received, or upon the expiration of an acceptance period, provided that all other criteria for revenue recognition have been met.

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

Contracts for Customized Equipment

Revenues related to certain highly customized image detection systems, proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. The Company recognizes contract revenues under the percentage-of-completion method which are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, the Company recognizes revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues and costs of revenues are adjusted in the same period.

Contracts accounted for in accordance with contract accounting are billable upon achievement of milestones specified in the contracts or upon customer acceptance. Costs incurred and revenues recognized under the percentage-of-completion method in excess of customer billings are included in “Accounts receivable” in the Consolidated Balance Sheets. Customer billings in excess of costs incurred and revenue recognized under the percentage-of-completion method, which typically reflect initial down payments, are included in “Advance payments from customers” in the Consolidated Balance Sheets. Costs incurred and revenues recognized in excess of customer billings were $68.1 million as of September 27, 2013 and $48.8 million as of September 28, 2012. Customer billings in excess of costs incurred and revenue recognized were $33.8 million as of September 27, 2013 and $32.6 million as of September 28, 2012.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Service

Service revenues include revenues from service contracts, bundled support arrangements, paid services and trainings, and parts that are sold by the service department. Prior to the fourth quarter of fiscal year 2013, revenues and cost of revenues of parts that were sold by the service department were classified as product revenues and product cost of revenues, respectively. Revenues and costs of revenues of parts that are sold by the service department have been reclassified from product revenues and product cost of revenues to service revenue and service cost of revenues, respectively, for the first nine months of fiscal year 2013 and for fiscal years 2012 and 2011 to conform to the current presentation. Also, certain other cost of revenue items have been reclassified between product cost of revenues and service cost of revenues for the first nine months of fiscal year 2013 and for fiscal years 2012 and 2011 to conform to the current presentation. Revenues allocated to service contracts are generally recognized ratably over the period of the related contracts. For proton therapy systems service contracts, revenues subject to certain penalty provisions are deferred until reliable estimates can be made or the related penalty provisions lapse. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

Advance Payments from Customers

Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its Oncology Systems, SIP and VPT customers to provide a down payment prior to transfer of risk of loss of ordered products. These payments are recorded as “Advance payments from customers” in the Consolidated Balance Sheets.

Deferred Revenue
Deferred revenue includes (i) the billable amount applicable to shipment of software products but for which installation and/or final acceptance have not been completed (ii) the billable amount applicable to non-software products for which installation and/or acceptance have not been completed and (iii) the billable amount for service contracts for which the services have not been rendered. As of September 27, 2013, advance payments prior to performance under service contracts have been classified as deferred revenue and prior year amounts have been reclassified from advance payments from customers to conform to the current fiscal year’s presentation. Deferred costs associated with deferred revenues are included in “Inventories” in the Consolidated Balance Sheets.

Medical Device Excise Tax

In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, the Company began to incur a 2.3% excise tax on sales of medical devices in the United States. The medical device excise tax is included in the cost of revenues on the consolidated statements of earnings for fiscal year 2013, net of any amounts directly billed to customers for this tax.

Share-Based Compensation Expense

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Varian Medical Systems, Inc. Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”), deferred stock units, restricted stock, restricted stock units and performance units based on their fair values.

Share-based compensation expense recognized in the Consolidated Statements of Earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. The Company values VMS’s stock options granted and the option component of the shares of VMS common stock purchased under the Employee Stock Purchase Plan using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company values its performance units using the Monte Carlo simulation model. Both the Black-Scholes option-pricing model and the Monte Carlo simulation model require the input of certain assumptions and changes in the assumptions can materially affect the fair value estimates of share-based payment awards.

Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. The Company attributes the value of share-based compensation to expense using the straight-line method. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.

For fiscal years 2013, 2012 and 2011, total share-based compensation expenses, before taxes, were $42.6 million, $47.9 million and $42.0 million, respectively. See Note 12, “Employee Stock Plans” for a detailed discussion.

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

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years
(In thousands, except per share amounts)	2013	2012	2011
Earnings from continuing operations	$438,248	$427,049	$408,626
Loss from discontinued operations, net of taxes	—	—	(9,693)
Net earnings	$438,248	$427,049	$398,933
Weighted average shares outstanding—basic	108,352	111,376	116,703
Dilutive effect of potential common shares	1,701	2,097	2,032
Weighted average shares outstanding—diluted	110,053	113,473	118,735
Net earnings (loss) per share—basic:
Continuing operations	$4.04	$3.83	$3.50
Discontinued operations	—	—	(0.08)
Net earnings per share	$4.04	$3.83	$3.42
Net earnings (loss) per share—diluted:
Continuing operations	$3.98	$3.76	$3.44
Discontinued operations	—	—	(0.08)
Net earnings per share	$3.98	$3.76	$3.36
Anti-dilutive employee share-based awards, excluded	707	249	160

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options, restricted stock units, performance units and the Employee Stock Purchase Plan) from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the awards or the sum of (a) the exercise price of the awards and (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock awards would be antidilutive to earnings per share.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of revenues.

Research and Development

To date, research and development costs have been expensed as incurred. These costs primarily include employees’ compensation, consulting fees, material costs and research grants.

Software Development Costs

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No costs associated with the development of software have been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility.

Comprehensive Earnings

Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. Comprehensive earnings include currency translation adjustments, change in unrealized gain or loss on derivative instruments designated as cash flow hedges, net of taxes (see Note 8, “Derivative Instruments and Hedging Activities”), and adjustments to and amortization of unrecognized actuarial gain or loss, unrecognized transition obligation and unrecognized prior service cost of our defined benefit pension and post-retirement benefit plans. See Note 10, “Retirement Plans.”

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

In June 2011, the FASB amended ASC 220, “Presentation of Comprehensive Income.” This amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB issued another amendment which defers indefinitely this amendment to the extent it relates to the presentation of reclassification adjustments. The amended guidance became effective for the Company in the first quarter of fiscal year 2013. The adoption of this amendment concerns disclosure only and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued an accounting standard update to eliminate diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The Company adopted this guidance beginning in the fourth quarter of fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

b) Recent accounting standards or updates not yet effective

In December 2011, the FASB amended ASC 210, “Balance Sheet,” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning in the first quarter of fiscal year 2014. The adoption of this amendment concerns disclosure only, and the Company does not expect it to have an impact on its consolidated financial position, results of operations or cash flows.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BALANCE SHEET COMPONENTS

	September 27, 2013	September 28, 2012
(In millions)
Short-term Investment:
Corporate debt security:
Amortized cost	$62.7	$49.7
Unrealized gain (loss)	—	—
Fair value	$62.7	$49.7

The short-term investment, which represents a loan to CPTC, is classified as an available-for-sale corporate debt security. See Note 15, “Variable Interest Entity.”

	September 27, 2013	September 28, 2012
(In millions)
Inventories:
Raw materials and parts	$276.6	$237.3
Work-in-process	91.6	75.6
Finished goods	167.0	145.0
Total inventories	$535.2	$457.9

Property, plant and equipment:
Land and land improvements	$44.6	$43.8
Buildings and leasehold improvements	242.2	215.5
Machinery and equipment	380.8	344.5
Construction in progress	46.6	46.4
Assets subject to lease	1.8	3.2
	716.0	653.4
Accumulated depreciation and amortization	(400.7)	(356.8)
Property, plant and equipment, net	$315.3	$296.6

Other Assets:
DCP Assets	$55.2	$49.3
Equity investment in dpiX Holding LLC (“dpiX Holding”)	49.7	45.5
Other	118.1	94.6
Total other assets	$223.0	$189.4

Accrued expenses:
Accrued compensation and benefits	$159.4	$150.3
DCP Liabilities	54.6	49.5
Income taxes payable	40.0	63.3
Current deferred tax liabilities	7.6	2.9
Other	59.3	70.6
Total accrued expenses	$320.9	$336.6

Other long-term liabilities:
Long-term income taxes payable	$41.9	$40.6
Other	102.1	85.6
Total other long-term liabilities	$144.0	$126.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at September 27, 2013:
Money market funds	$50.0	$—	$—	$50.0
Corporate debt security	—	—	62.7	62.7
Option to purchase a company	—	—	1.4	1.4
Total assets measured at fair value	$50.0	$—	$64.1	$114.1
Liabilities at September 27, 2013:
Derivative liabilities	$—	$(1.1)	$—	$(1.1)
Contingent consideration	—	—	(2.5)	(2.5)
Total liabilities measured at fair value	$—	$(1.1)	$(2.5)	$(3.6)
Assets at September 28, 2012:
Money market funds	$45.7	$—	$—	$45.7
Corporate debt security	—	—	49.7	49.7
Derivative assets	—	0.8	—	0.8
Option to purchase a company	—	—	1.4	1.4
Total assets measured at fair value	$45.7	$0.8	$51.1	$97.6
Liabilities at September 28, 2012:
Contingent consideration	$—	$—	$(8.8)	$(8.8)
Total liabilities measured at fair value	$—	$—	$(8.8)	$(8.8)

 Money market funds are included under cash and cash equivalents, corporate debt security is included under short-term investment, option to purchase a company is included under other assets, derivative liabilities are included under accrued liabilities and contingent consideration is included under accrued liabilities and other-long term liabilities on the consolidated balance sheet.

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

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a Monte Carlo simulation model with key assumptions that include estimated sales units of an acquired business during the earn-out period and estimated discount rates corresponding to the periods of expected payments. For the acquisition of Calypso Medical Technologies, Inc. (“Calypso”) in fiscal year 2012, (see Note 14, “Business Combinations”), the estimated sales units used in the Monte Carlo simulation model ranged from 69 to 193 units during the earn-out period. The estimated discount rates used ranged from 0.13% to 0.42%. For the acquisition of InfiMed, Inc. (“InfiMed”) in fiscal year 2012, (see Note 14, “Business Combinations”), the estimated sales units used in the risk-neutral Monte Carlo simulation model ranged from 171 to 299 units per quarter during the earn-out period. Since the analysis of the InfiMed contingent consideration liability was performed in a risk-neutral option pricing framework, the estimated discount rates used ranged from 1.37% to 1.75%, based on U.S. Treasury rates that correspond to the terms of the expected payments and an estimate of the Company’s counter-party risk. If the estimated sales units were to increase or decrease during the respective earn-out periods, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates used were to increase or decrease, the fair value of the contingent consideration would decrease or increase, respectively. The Company estimated that the threshold for the earn-out payments for Calypso would not be met and reversed the entire amount of contingent consideration liability of $4.9 million during the fiscal year 2013. The Company also decreased the contingent consideration liability of InfiMed by $0.3 million during the fiscal 2013 based on the revised estimate of sales units during the remaining earn-out period.

The fair value of the Company’s Level 3 corporate debt security is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, the Company does not increase the fair value above its par value as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value. If the estimated discount rates used were to increase, the fair value of the debt security would decrease.

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Corporate debt Security	Contingent Consideration	Option to Purchase a Company
Balance at September 28, 2012	$49.7	$(8.8)	$1.4
Additions, including accrued interest	13.0	—	—
Settlements (1)	—	1.1	—
Change in fair value recognized in earnings	—	5.2	—
Balance at September 27, 2013	$62.7	$(2.5)	$1.4

(1)	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2013, 2012 and 2011. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Fair Value of Other Financial Instruments

The fair values of certain of the Company’s financial instruments, including bank deposits and certificate of deposits included in cash and cash equivalents, accounts payable and accounts receivable, net of allowance for doubtful accounts, approximate their carrying amounts due to their short maturities.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of our short-term borrowings including the term loan payable in fiscal year 2014 and the current maturities of the term loan payable in fiscal year 2018 approximate carrying value of $56 million at September 27, 2013 due to their short-term maturities. The fair value of our term loan payable in fiscal year 2018, at September 27, 2013 approximates its carrying value of $450 million because the term loan is carried at a market observable interest rate that resets periodically and is categorized as level 2 in the fair value hierarchy.  The fair value and carrying value of the Company’s long term debt at September 28, 2012 was $6.8 million and $6.3 million, respectively.  The estimated fair value of long-term debt was based on the then-current rates available to the Company for debt of similar terms and remaining maturities and also took into consideration default and credit risk. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. The fair value of the long-term debt was categorized as level 2 in the fair value hierarchy.

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

The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and the related allowance for doubtful accounts are presented in the following table:

(In millions)	September 27, 2013	September 28, 2012	September 30, 2011
Accounts receivable with contractual maturities of more than one year:
Gross amount	$28.0	$29.9	$16.2
Allowance for doubtful accounts	(3.0)	(3.0)	—
Net amount	$25.0	$26.9	$16.2
Amount past due	$3.1	$4.3	$1.2

During fiscal years 2013, 2012, and 2011, the Company sold $1.3 million, $11.0 million, and $3.6 million, respectively, of accounts receivable with contractual maturities of more than one year. There was no significant activity in the allowance for doubtful financing receivable accounts during fiscal years 2013, 2012, and 2011.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Consolidated Balance Sheets:

(In millions)	September 27, 2013	September 28, 2012
Intangible Assets:
Acquired existing technology	$36.6	$36.3
Patents, licenses and other	29.0	28.1
Customer contracts and supplier relationship	10.9	10.9
Accumulated amortization	(53.1)	(48.5)
Net carrying amount	$23.4	$26.8

Amortization expense for intangible assets was $4.3 million, $4.9 million and $2.9 million for fiscal years 2013, 2012 and 2011, respectively. The Company estimates that the amortization expense for fiscal years 2014 through 2018, and thereafter, will be as follows (in millions): $5.3, $6.0, $2.4, $1.8, $1.8, and $6.1, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-Ray Products	Other	Total
Balance at September 30, 2011	$130.5	$6.1	$75.9	$212.5
Acquisition of businesses	1.5	10.9	—	12.4
Foreign currency translation adjustments	—	—	(2.7)	(2.7)
Balance at September 28, 2012	132.0	17.0	73.2	222.2
Foreign currency translation adjustments	—	—	3.1	3.1
Balance at September 27, 2013	$132.0	$17.0	$76.3	$225.3

6. RELATED PARTY TRANSACTIONS

VMS has a 40% ownership interest in dpiX Holding, a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays (“flat panels”) for the Company’s X-ray Products’ digital image detectors and for its Oncology Systems’ On-Board Imager® (“OBI”), and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net losses were to be allocated to the members, in succession, until their capital accounts equaled zero, then to the members in accordance with their ownership interests. The dpiX Holding agreement also provided that net profits were to be allocated to the members, in succession, until their capital accounts equaled the net losses previously allocated, then to the members in accordance with their ownership interests.

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income on the equity investment in dpiX Holding of $2.5 million, $0.2 million and $4.3 million in fiscal years 2013, 2012 and 2011 respectively. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Consolidated Balance Sheets, was $49.7 million at September 27, 2013 and $45.5 million at September 28, 2012.

VMS entered into a loan agreement with dpiX in February 2009, which was amended in December 2011. Under this loan agreement, VMS loaned $8.8 million to dpiX. The loan bore interest at prime plus 1% per annum. The principal amount, together with accrued and unpaid interest, was repaid in two installments through July 2012.

During fiscal years 2013, 2012 and 2011, the Company purchased glass transistor arrays from dpiX totaling approximately $25.9 million, $14.5 million and $23.3 million, respectively. These purchases of glass transistor arrays are included as a component of “Inventory” in the Consolidated Balance Sheets or “Cost of revenues – product” in the Consolidated Statements of Earnings for these fiscal years.

7. BORROWINGS

On August 27, 2013, VMS entered into a credit agreement (the “2013 Credit Agreement”) with certain lenders and Bank of America (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the Term Loan Facility, the “2013 Credit Facility”). The Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2013 Credit Agreement, the Company has the right to make (i) up to two requests to increase the aggregate commitments under the Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. The 2013 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The proceeds of the Credit Facility will be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes. Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA  or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.25% based on the same leverage Ratio, depending upon instructions from the Company.  Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company.  At September 27, 2013, borrowings under the 2013 Term Loan Facility totaled $500 million with a weighted average interest rate of 1.31%.  At September 27, 2013, there was no amount outstanding on the 2013 Revolving Credit Facility.

The Company must pay a commitment fee on the unused portion of the 2013 Revolving Credit Facility at a rate from 0.15% to 0.275% based on a leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the 2013 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans.

Subject to certain limitations on the amount secured, a pledge of stock issued by certain of our present and future subsidiaries that are deemed to be material under the terms of the 2013 Credit Facility serve as security for the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of September 27, 2013, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary.  The 2013 Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of September 27, 2013, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.

The 2013 Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), and (ii) a minimum cash flow coverage ratio.  The Company was in compliance with all covenants under the 2013 Credit Agreement for all periods within these consolidated financial statements in which it was in existence.

Prior to the 2013 Credit Facility, VMS had a credit agreement (the “2012 Credit Facility”) with certain lenders and BofA as administrative agent which provided for a revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $300 million.  On August 27, 2013, VMS replaced the 2012 Credit Facility with the 2013 Revolving Credit Facility, terminating the 2012 Credit Facility agreement entered into as of April 27, 2012 and repaying in full the approximately $148 million then-outstanding principal balance, plus accrued interest and fees.

The 2012 Credit Facility included a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The 2012 Credit Facility was secured, subject to certain limitations on the amount secured, by a pledge of stock of certain of VMS’s present and future subsidiaries that are deemed to be material subsidiaries. As of September 28, 2012, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary.

Borrowings under the 2012 Credit Facility accrued interest either (i) based on a Eurodollar rate (as defined in the credit agreement), plus a margin of 1.25% to 1.5% based on a leverage ratio involving funded indebtedness and earnings before interest, taxes and depreciation and amortization (“EBITDA” ) or (ii) based upon a base rate of the highest of (a) the federal funds rate plus 0.5%, (b) BofA’s announced prime rate or (c) the Eurodollar rate plus 1%, plus a margin of 0.25% to 0.5% based on the same leverage ratio, depending on instructions from the Company. The Company also paid a commitment fee on the unused portion of the 2012 Credit Facility at a rate from 0.25% to 0.30% based on the same leverage ratio.  At September 28, 2012, a total of $155 million was outstanding under the 2012 Credit Facility with a weighted average interest rate of 1.47%.  No letters of credit or swing line loans were outstanding at September 28, 2012.

The 2012 credit agreement contained affirmative and negative covenants applicable to the Company that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company had also agreed to maintain certain financial covenants, including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum cash flow coverage. The Company was in compliance with all covenants under the 2012 Credit Facility for all periods presented within these consolidated financial statements in which it was in existence.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2013, the Sumitomo Credit Facility was extended. The Sumitomo Credit Facility will expire on April 5, 2014. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of September 27, 2013, there was no outstanding balance under the Sumitomo Credit Facility.

The Company paid commitment fees of $0.3 million for each of the three fiscal years 2013, 2012 and 2011.

Long-term debt outstanding is summarized as follows:

(Dollars in millions)	September 27, 2013	September 28, 2012
Unsecured term loan, 6.70% due in one installment of $6.25 payable in fiscal year 2014	$6.3	$6.3
2013 Term Loan Facility, variable interest rate (1.31% at September 27, 2013) payable quarterly in installments with maturity date in fiscal year 2018	500.0	—
	506.3	6.3
Less: current maturities of long-term debt	(56.3)	—
Long-term debt	$450.0	$6.3

The unsecured term loan agreements contain a covenant that requires the Company to pay prepayment penalties if the Company elects to pay off this debt before the maturity dates and the market interest rate is lower than the fixed interest rates of the debt at the time of repayment. They also contain covenants that limit future borrowings and cash dividend payments and require the Company to maintain specified levels of working capital and operating results. For all fiscal years presented within these consolidated financial statements, the Company was in compliance with all restrictive covenants of the unsecured term loan agreements.

Interest paid on borrowings was $2.9 million for fiscal year 2013, $3.3 million for fiscal year 2012, and $2.3 million for fiscal year 2011.  As of September 27, 2013, future principal payments for long-term debt for fiscal years 2014, 2015, 2016, 2017, and 2018 are as follows (in millions): $56.3, $50, $50, $50 and $300, respectively.

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

The fair values of derivative instruments reported on the Company’s Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 27, 2013	September 28, 2012	Balance Sheet Location	September 27, 2013	September 28, 2012
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivative designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	$—	$0.8	Accrued liabilities	$1.1	$—
Derivative not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid Expenses	—	—	Accrued liabilities	—	—
Total derivatives		$—	$0.8		$1.1	$—

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements regarding credit risk associated with the Company’s derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contracts are entered into several times a quarter and range from one to thirteen months in maturity. As of September 27, 2013, the Company did not have any foreign currency forward contracts with an original maturity greater than thirteen months.

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with the guidance on “Derivatives and Hedging”, pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets is reclassified to “Revenues” in the Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges under “Derivatives and Hedging,” the Company formally documents for each derivative instrument at the hedge’s inception, the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and time value amounts excluded from the assessment of effectiveness in “Cost of revenues” in the Consolidated Statements of Earnings. During fiscal years 2013, 2012 and 2011, the Company did not discontinue any cash flow hedge. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of September 27, 2013, all forecasted cash flows were still probable to occur. As of September 27, 2013, net unrealized loss on derivative instruments before tax, of $1.1 million, was included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and is expected to be reclassified to earnings over the 12 months that follow.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

At September 27, 2013
(In millions)	Notional Value Sold
Euro	$40.5
Japanese yen	78.5
Totals	$119.0

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and in the Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

(in millions)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Fiscal Years				Fiscal Years
	2013	2012	2011		2013	2012	2011
Foreign exchange contracts	$0.5	$1.4	$(0.5)	Revenues	$2.5	$0.6	$(1.0)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The portion of cash flow hedges gain or loss excluded from the assessment of effectiveness and the ineffective portion of the cash flow hedges were not material in fiscal years 2013, 2012 and 2011.

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward contracts are short term in nature, typically with a maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedges of foreign-currency-denominated assets and liabilities do not qualify for hedge accounting treatment and are not designated as hedging instruments. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in “Selling, general and administrative expenses” in the Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency rate movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	At September 27, 2013
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$21.9	$—
British pound	18.6	—
Canadian dollar	—	2.2
Euro	188.1	—
Indian rupee	4.7	—
Japanese yen	69.3	—
Norwegian krone	3.3	2.8
Swedish krona	3.2	—
Swiss franc	—	70.9
Totals	$309.1	$75.9

The following table presents the gains (losses) recognized in the Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain or (Loss)	Amount of Gain or (Loss) Recognized in Net Earnings on Derivative
	Fiscal Years
(In millions)	2013	2012	2011
Selling, general and administrative expenses	$9.6	$5.0	$2.3

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, the Company’s voluntary or involuntary bankruptcy, the Company’s default on its borrowings and the deterioration of the creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of September 27, 2013 and September 28, 2012, the Company did not have a significant amount of outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 27, 2013, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

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

Product Warranty

The Company warrants most of its products for a specific period of time, usually 12 months from installation, against material defects. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.

The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2013	2012
Accrued product warranty, at beginning of period	$52.8	$50.1
Charged to cost of revenues	57.7	58.1
Actual product warranty expenditures	(57.3)	(55.4)
Accrued product warranty, at end of period	$53.2	$52.8

Long-term accrued product warranty costs of $14.1 million at end of period are included under Other long-term liabilities on the Consolidated Balance Sheet for fiscal year 2013.

Lease Commitments

At September 27, 2013, the Company was committed to minimum rentals under noncancelable operating leases (including rent escalation clauses) for fiscal years 2014, 2015, 2016, 2017, 2018 and thereafter, as follows (in millions): $20, $17, $12.5, $9.1, $5.9 and $12, respectively. Rental expenses for fiscal years 2013, 2012 and 2011 (in millions) were $26.0, $24.9 and $23.8, respectively.

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

The Company spent $1.0 million, $1.6 million and $1.3 million (net of amounts borne by VI and VSEA) during fiscal years 2013, 2012 and 2011, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of September 27, 2013, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.9 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of September 27, 2013. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore had accrued $1.9 million for these cleanup projects as of September 27, 2013. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of September 27, 2013, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.4 million to $36.0 million. The time frames over which these costs are estimated to be incurred vary, ranging from one to thirty years as of September 27, 2013. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $12.4 million at September 27, 2013. Accordingly, the Company had accrued $9.4 million for these costs as of September 27, 2013, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.9 million described in the preceding paragraph.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table that follows presents information about the Company’s reserve for future environmental costs at September 27, 2013, based on estimates as of that date.

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2014	$0.6	$1.7	$2.3
2015	0.6	0.4	1.0
2016	0.7	0.4	1.1
2017	0.8	0.2	1.0
2018	0.7	0.5	1.2
Thereafter	6.3	1.4	7.7
Total costs	$9.7	$4.6	$14.3
Less imputed interest			(3.0)
Reserve amount			$11.3

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental related expenditures. Receivables, from that insurer, amounted to $2.4 million at September 27, 2013 and $2.6 million at September 28, 2012 with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Other Matters

The Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations or other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters included, as of September 27, 2013, a patent infringement lawsuit initiated on April 13, 2007 by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”) technology. The lawsuit was dismissed and re-filed on June 16, 2008 in the Northern District of California.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The case was subsequently transferred to the United States District Court for the Western District of Pennsylvania (“trial court”). On or about December 21, 2011, the trial court entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. Subsequently, in early 2012, in the proceedings at the trial court on the remaining issues in litigation, it was found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $40 million in actual damages and (iii) that the subject patent was valid. The trial court has ordered the Company to pay a total of approximately $102 million, comprised of approximately $80 million in enhanced damages (a doubling of the damages amount), pre-judgment interest to the damage award of approximately $13 million and approximately $9 million in attorneys’ fees. The trial court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. If our appeal is not successful, on-going royalties, assuming future U.S. sales and manufacturing of the infringing product remains approximately at the historical levels since the verdict in early 2012, could be up to $5 million per year through September 2016, the expiration of University of Pittsburgh’s patent. The Company has appealed the findings against it and believes that it has valid reasons for the judgment to be reversed.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). As of September 27, 2013, the Company had accrued an aggregate of approximately $5.0 million of such losses with respect to ongoing matters, including the low end of the range of the probable settlement value for the University of Pittsburgh proceeding. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The range of reasonably possible loss for the University of Pittsburgh matter, up to the date of the trial court judgment, is from zero to approximately $102 million (this range does not include ongoing royalties subsequent to the date of the trial court judgment). The Company is unable to estimate a range of reasonably possible losses in excess of the amounts accrued with respect to all other matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

Restructuring Charges

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualified employees across all reporting segments during the first quarter of fiscal year 2013. Approximately 85 employees accepted the voluntary retirement program. The Company incurred restructuring charges of $6.7 million during fiscal year 2013. The Company made cash payments of $6.7 million in fiscal year 2013.

10. RETIREMENT PLANS

The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees.

Participants can contribute from 1% to 25% of their eligible base compensation to the Retirement Plan on a pre-tax basis (plus up to an additional 15% on an after-tax basis if they have more than one year of service with the Company) and all or a portion of his or her bonus under the Employee Incentive Plan. However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation or bonus (for those employees with one or more years of service with the Company). All matching contributions vest immediately. The Retirement Plan allows participants to invest up to 25% of their contributions in shares of VMS common stock as an investment option. The Company also has a defined contribution plan that is available to regular full-time employees in the United Kingdom (the “U.K. Savings Plan”). Participants can contribute from 4% to 100% of their eligible base compensation to the U.K. Savings Plan. The Company matches participant contributions up to 6% of participants’ eligible base compensation, based on the participants’ level of contributions under this U.K. Savings Plan. All matching contributions vest immediately.

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

Total retirement, post-retirement benefit plan and defined benefit plan expense for all retirement plans amounted to $29.0 million, $27.9 million and $24.0 million for fiscal years 2013, 2012 and 2011, respectively.

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension and post-retirement benefit plans:

	Defined Benefit Plans		Post-Retirement Benefit Plan
(In millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Change in benefit obligation:
Benefit obligation—beginning of fiscal year	$181.1	$160.5	$5.6	$5.9
Service cost	4.8	4.3	—	—
Interest cost	5.2	5.3	0.2	0.3
Plan participants’ contributions	10.9	5.3	—	—
Plan amendment	0.5	—	—	—
Plan settlement	(4.7)	(2.5)	—	—
Plan curtailment	—	(0.2)	—	—
Actuarial (gain) loss	(0.7)	14.5	(0.5)	(0.1)
Foreign currency changes	3.2	(2.4)	—	—
Benefit and expense payments	(4.6)	(3.7)	(0.5)	(0.5)
Benefit obligation—end of fiscal year	$195.7	$181.1	$4.8	$5.6
Change in plan assets:
Plan assets—beginning of fiscal year	$142.6	$125.5	$—	$—
Employer contributions	22.2	9.6	0.5	0.5
Actual return on plan assets	11.6	9.8	—	—
Plan participants’ contributions	10.9	5.3	—	—
Plan settlement	(4.7)	(2.5)	—	—
Foreign currency changes	2.8	(1.4)	—	—
Benefit and expense payments	(4.6)	(3.7)	(0.5)	(0.5)
Plan assets—end of fiscal year	$180.8	$142.6	$—	$—
Funded status	$(14.9)	$(38.5)	$(4.8)	$(5.6)
Amounts recognized within the consolidated balance sheet:
Noncurrent assets	$3.1	—	—	—
Current liabilities	—	$—	$(0.5)	$(0.5)
Noncurrent liabilities	(18.0)	(38.5)	(4.3)	(5.1)
Net amount recognized	$(14.9)	$(38.5)	$(4.8)	$(5.6)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax):

	Defined Benefit Plans		Post-Retirement Benefit Plan
(In millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Prior service cost	$(0.7)	$(0.4)	$—	$—
Net gain (loss)	(49.4)	(59.7)	0.1	(0.4)
Accumulated other comprehensive loss	$(50.1)	$(60.1)	$0.1	$(0.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the total fair value of plan assets, projected benefit obligation and accumulated benefit obligation for those defined benefit pension plans where accumulated benefit obligation exceeded the fair value of plan assets:

	Defined Benefit Plans
(In millions)	September 27, 2013	September 28, 2012
Projected benefit obligation	$—	$76.4
Accumulated benefit obligation	$—	$71.1
Fair value of plan assets	$—	$62.9

The accumulated benefit obligation for all defined benefit pension plans was $167.3 million and $146.2 million at September 27, 2013 and September 28, 2012, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive (income) loss, before tax, related to the Company’s defined benefit pension plans and the Company’s post-retirement benefit plan:

	Defined Benefit Plans			Post-Retirement Benefit Plan
	Fiscal Years			Fiscal Years
(In millions)	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Costs:
Service cost	$4.8	$4.3	$3.7	$—	$—	$—
Interest cost	5.2	5.3	5.0	0.2	0.2	0.2
Loss due to settlement or curtailment	1.0	0.9	—	—	—	—
Expected return on assets	(5.7)	(5.3)	(4.9)	—	—	—
Amortization of prior service cost	0.2	0.2	0.1	—	—	—
Recognized actuarial loss	2.7	2.5	2.1	—	0.1	0.1
Net periodic benefit cost	8.2	7.9	6.0	0.2	0.3	0.3
Other Amounts Recognized in Other Comprehensive (Income) Loss:
New prior service cost	0.5	—	—	—	—	—
Net (gain) loss arising during the year	(6.6)	9.9	9.6	(0.4)	(0.1)	0.3
Amortization of prior service cost	(0.2)	(0.2)	(0.1)	—	—	—
Amortization, settlement and curtailment of net actuarial loss	(3.7)	(3.5)	(2.1)	(0.1)	(0.1)	(0.1)
Total recognized in other comprehensive (income) loss	(10.0)	6.2	7.4	(0.5)	(0.2)	0.2
Total recognized in net periodic benefit cost and other comprehensive loss	$(1.8)	$14.1	$13.4	$(0.3)	$0.1	$0.5

The amounts in “Accumulated other comprehensive loss” that are expected to be recognized as components of net periodic benefit cost during fiscal year 2014 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Prior service cost	$(0.2)	$—	$(0.2)
Net loss	(2.4)	—	(2.4)
	$(2.6)	$—	$(2.6)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

	Fiscal Years
Net Periodic Benefit Cost	2013	2012	2011
Defined benefit plans:
Discount rates	2.94%	3.38%	3.45%
Rates of compensation increase	2.37%	2.48%	2.44%
Expected long-term return on assets	3.82%	4.02%	4.13%

Post-retirement benefit plan:
Discount rate	3.00%	3.90%	4.40%

The assumptions used to measure the benefit obligations for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

Benefit Obligations	September 27, 2013	September 28, 2012
Defined benefit plans:
Discount rates	3.11%	2.94%
Rates of compensation increase	2.51%	2.37%

Post-retirement benefit plan:
Discount rate	3.80%	3.00%

The benefit obligations of defined benefit pension plans and post-retirement benefit plans were measured as of September 27, 2013. For defined benefit pension plans, the discount rate was adjusted as of September 27, 2013 to the range of 1.70% to 4.50% primarily based on the yields of a universe of high quality corporate bonds in each applicable country or the spot rates on high quality AA-rated corporate bonds, with durations corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was adjusted as of September 27, 2013 to the range of 1.75% to 3.90% reflecting expected inflation levels and future outlook. For post-retirement benefit plans, the discount rate as of September 27, 2013 increased to 3.8%. This discount rate was determined based on the yields of high quality zero-coupon corporate bonds with maturities that match the expected durations of the benefit obligations.

During the fourth quarter of fiscal year 2013, the Company reviewed the expected long-term rate of return on defined benefit pension plan assets. This review consisted of forward-looking projections for a risk-free rate of return, inflation rate and implied equity risk premiums for particular asset classes. Historical returns were not used. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.

The assumed healthcare cost trend rates for the post-retirement benefit plan are as follows:

	Fiscal Years
Assumed Healthcare Cost Trend Rates	2013	2012	2011
Post-retirement benefit plan:
Current medical cost trend rate	8.2%	9.9%	11.2%
Ultimate medical cost trend rate	4.5%	4.5%	4.5%

Current medical cost trend rates represent expected increases in healthcare costs in the short term and are based on assessments and surveys from health plan providers. While the current medical cost trend rate is based on market conditions, the ultimate trend rate, which is expected be achieved in fiscal year 2030, reflects a long-term view of expected increases in healthcare costs in the U.S., which is assumed to be consistent with the long-term expected nominal gross domestic product growth rates. Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase in the assumed healthcare cost trend rates would have increased the total service cost and interest cost components reported in fiscal year 2013 by $12,000 and would have increased the post-retirement benefit obligation reported in fiscal year 2013 by $312,000.  A 1.0 percentage

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

point decrease in the assumed healthcare cost trend rates would have decreased the total service cost and interest cost components reported in fiscal year 2013 by $10,000 and would have decreased the post-retirement benefit obligation in fiscal year 2013 by $283,000.

Plan Assets

The Company contributes to post-retirement benefit plans on a cash basis as benefits are paid. No assets have been segregated and restricted to provide post-retirement benefits.

For the defined benefit pension plans, the investment objectives of the Company are to generate returns that will enable the defined benefit pension plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancies of the pension plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country in which the defined benefit pension plan applies. The investment objectives of some defined benefit pension plans are more conservative than others. In general, the investment strategy of the defined benefit pension plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the defined benefit pension plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, investment managers give consideration to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns. The target allocation as of the end of fiscal year 2013 was 32% equities, 57% debt and fixed income assets and 11% other.

The following table presents the Company’s defined benefit pension plans’ major asset categories, their associated fair values, as well as the actual allocation of equity, debt and fixed income, real estate and all other types of investments:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 27, 2013:
Investment funds:
Mutual funds—equities	$—	$49.9	$—	$49.9
Mutual funds—debt	—	26.1	—	26.1
Mutual funds—real estate	—	3.6	—	3.6
Assets held by insurance company:
Insurance contracts	—	86.3	—	86.3
Cash and cash equivalents	14.9	—	—	14.9
Total	$14.9	$165.9	$—	$180.8

As of September 28, 2012:
Investment funds:
Mutual funds—equities	$—	$40.3	$—	$40.3
Mutual funds—debt	—	23.2	—	23.2
Mutual funds—real estate	—	3.5	—	3.5
Assets held by insurance company:
Insurance contracts	—	73.3	—	73.3
Cash and cash equivalents	2.3	—	—	2.3
Total	$2.3	$140.3	$—	$142.6

Valuation Techniques

Debt securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds held in trust or similar entities include investments in publicly traded mutual funds and are typically valued using the net asset value (“NAV”) provided by the administrator of the fund. Insurance contracts are valued by the insurer using the cash surrender value, which is the amount a plan would receive if a contract was terminated. Cash includes deposits and money market accounts, which are valued at their cost plus interest on a daily basis, which approximates fair value. There were no changes in valuation techniques during fiscal years 2013 and 2012.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Medicare Prescription Drug Act

The Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) provides a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Since it sponsors post-retirement benefit plans that provide prescription drug benefits, the Company enrolled all Medicare eligible retirees in fiscal years 2013, 2012 and 2011 in either Medicare Advantage plans which are at least equivalent to Medicare Part D or in health plans where the prescription drug benefit is, on average, expected to pay out as much as the standard Medicare prescription drug coverage.

Estimated Contributions and Future Benefit Payments

The Company made contributions of $22.2 million to the defined benefit pension plans during fiscal year 2013, compared to $9.6 million in fiscal year 2012 due to additional funding. The Company made contributions of $0.5 million to the post-retirement benefit plan for fiscal year 2013. The Company expects total contributions to the defined benefit pension plans and the post-retirement benefit plan for fiscal year 2014 will be approximately $6.28 million and approximately $0.5 million, respectively.

Estimated future benefit payments at September 27, 2013 were as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Fiscal Years:
2014	$4.8	$0.5	$5.3
2015	5.2	0.5	5.7
2016	4.9	0.5	5.4
2017	7.2	0.5	7.7
2018	7.3	0.4	7.7
2019-2023	39.9	1.8	41.7
	$69.3	$4.2	$73.5

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During fiscal years 2013, 2012 and 2011, the Company repurchased 6,000,000 shares, 4,433,718 shares and 9,028,033 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. Aggregate amount of repurchases in connection with the various accelerated share repurchase agreements (as further discussed below) and for shares repurchased in the open market totaled $424 million, $257 million and $611 million in fiscal years 2013, 2012 and 2011, respectively. All shares that were repurchased have been retired.

On August 24, 2010, the Company executed an accelerated share repurchase agreement with BofA (the “August 2010 Repurchase Agreement”). Pursuant to the August 2010 Repurchase Agreement, the Company initially paid to BofA $225 million and BofA delivered 3,888,249 shares of VMS common stock, representing approximately 90% of the shares expected to be repurchased. Under the terms of the August 2010 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that the Company might be entitled to receive additional shares of VMS common stock from BofA or the Company might be required to deliver VMS shares or, at its option, make a cash payment to BofA. The repurchase period ended on February 23, 2011 and the Company made a cash payment of $26.1 million in March 2011 to settle this contract. This cash payment upon settlement, together with $22.5 million, representing approximately 10% of the initial cash payment to BofA, was included in “Capital in excess of par value.”

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On February 23, 2011, the Company entered into a substantially identical accelerated share repurchase agreement with BofA (the “February 2011 Repurchase Agreement”). Pursuant to the February 2011 Repurchase Agreement, the Company paid to BofA $280 million and BofA delivered 3,547,474 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. The remaining $42 million, representing approximately 15% of the cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value”. Under the terms of the February 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. In June 2011, BofA accelerated the end of the repurchase period and the Company received an additional 630,921 shares of VMS common stock upon the settlement of the February 2011 Repurchase Agreement. The market value of the shares received of $41.3 million was included in “Capital in excess of par value.”

On August 25, 2011, the Company entered into another accelerated share repurchase agreement with BofA (the “August 2011 Repurchase Agreement”). Pursuant to the August 2011 Repurchase Agreement, the Company paid to BofA $250 million and BofA delivered 3,849,638 shares of VMS common stock, representing approximately 85% of the shares expected to be repurchased. The remaining $37.5 million, representing approximately 15% of the initial cash payment to BofA, was recorded as an equity forward contract, which was included in “Capital in excess of par value”. Under the terms of the August 2011 Repurchase Agreement, the specific number of shares that the Company ultimately repurchased was to be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount. The repurchase period ended in February 2012 and the Company received an additional 375,449 shares of VMS common stock upon the settlement of the August 2011 Repurchase Agreement. The market value of the shares received of $25 million was included in “Capital in excess of par value.”

In February 2011, the VMS Board of Directors authorized the repurchase of 12 million shares of VMS common stock through the end of fiscal year 2012. As of September 28, 2012, the remaining 3,000,000 shares available for repurchase under the February 2011 authorization expired. In August 2012, the VMS Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013. Stock repurchases under the August 2012 authorization may be made in open market, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time or in one or more blocks. As of September 27, 2013 about 2,000,000  shares remain available for repurchase under the August 2012 authorization.

Accumulated Other Comprehensive Loss

	Accumulated Other Comprehensive Loss
(In thousands)	Defined Benefit Pension and Post-retirement Benefit Plans	Unrealized Gain (Loss) on Derivatives	Cumulative Translation Adjustments	Total
Balance at October 1, 2010	$(36,844)	$(307)	$(453)	$(37,604)
Current period other comprehensive income (loss)	(6,276)	300	(3,268)	(9,244)
Balance at September 30, 2011	(43,120)	(7)	(3,721)	(46,848)
Current period other comprehensive income (loss)	(5,503)	538	(4,808)	(9,773)
Balance at September 28, 2012	(48,623)	531	(8,529)	(56,621)
Current period other comprehensive income (loss)	8,542	(1,222)	9,230	16,550
Balance at September 27, 2013	$(40,081)	$(691)	$701	$(40,071)

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

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which was last amended and restated in February 2012. The 2005 Plan, as amended and restated to date, is referred to as the “Third Amended 2005 Plan.” The Third Amended 2005 Plan provides for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares to officers, directors, key employees and consultants. The Third Amended 2005 Plan also provides for the grant of deferred stock units to non-employee directors. The maximum number of shares issuable under the Third Amended 2005 Plan is (a) 24,950,000, plus (b) the number of shares authorized for issuance, but never issued, under the Omnibus Plan and the 2000 Plan, plus (c) the number of shares subject to awards previously granted under the Omnibus Plan and 2000 Plan that terminate, expire, or lapse, plus (d) amounts granted in substitution of options in connection with certain transactions.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted stock awards and restricted stock unit awards generally vest over a period of one to five years from the date of grant. For awards of restricted stock and restricted stock units prior to fiscal year 2010, any unvested awards are generally forfeited at the time of termination. However, restricted stock units granted in fiscal year 2010 and thereafter that are unvested at death become fully vested and unvested restricted stock units will generally continue to vest in accordance with the original vesting schedule if a retirement eligible employee retires one year or more from grant date. If a retirement eligible employee retires within one year of the grant date, the number of restricted stock units shall be adjusted proportionally by the time during such one year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of restricted stock units would vest in accordance with the original vesting schedule and the remaining restricted stock units would be cancelled as of the date of retirement.

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

In fiscal years 2013 and 2012, the Company granted performance units to certain employees under the Third Amended 2005 Plan (before and after its amendment and restatement). The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Any unvested performance unit awards are generally forfeited at the time of termination, except in the case of death, in which case the employee is considered to have been continuously employed through the last day of the performance period. Also, similar to the adjustments discussed above for restricted stock unit awards, the number of performance units that ultimately vest is adjusted in the case of retirement.

The fair value of options granted and the option component of the shares purchased under the Employee Stock Purchase Plan (which is described further below) shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plan
	Fiscal Years			Fiscal Years
	2013	2012	2011	2013	2012	2011
Expected term (in years)	4.76	4.64	4.75	0.50	0.50	0.50
Risk-free interest rate	0.6%	0.8%	2.0%	0.1%	0.1%	0.1%
Expected volatility	32.2%	36.9%	35.5%	16.5%	19.3%	14.0%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value at grant date	$19.73	$18.75	$23.26	$12.95	$12.17	$12.61
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As share-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, based on historical experience. Forfeitures are estimated at the time of grant and revised, in subsequent periods if actual forfeitures differ from those estimates.

The table below summarizes the effect of recording share-based compensation expense:

	Fiscal Years
(In thousands)	2013	2012	2011
Cost of revenues—Product	$4,088	$4,419	$3,917
Cost of revenues—Service	3,460	1,472	1,977
Research and development	5,993	6,378	5,467
Selling, general and administrative	29,096	35,606	30,657
Taxes on earnings	(12,989)	(15,406)	(14,063)
Net share-based compensation expense	$29,648	$32,469	$27,955

During fiscal years 2013, 2012 and 2011, total share-based compensation expense recognized in earnings before taxes was $42.6 million, $47.9 million and $42.0 million, respectively, and the total related recognized tax benefit was $13.0 million, $15.4 million and $14.1 million, respectively.

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant

Balance at October 1, 2010	8,407
Granted	(108)
Canceled, expired or forfeited	125
Balance at September 30, 2011	8,424
Authorized	6,000
Granted	(2,680)
Canceled, expired or forfeited	124
Balance at September 28, 2012	11,868
Granted	(2,045)
Canceled, expired or forfeited	102
Balance at September 27, 2013	9,925

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity under the Company’s employee stock plans is presented below:

(In thousands, except per share amounts)	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Balance at October 1, 2010	10,174	$44.03
Granted	48	69.67
Canceled, expired or forfeited	(46)	48.64
Exercised	(3,259)	40.38
Balance at September 30, 2011	6,917	45.90
Granted	743	58.50
Canceled, expired or forfeited	(30)	55.73
Exercised	(1,171)	40.18
Balance at September 28, 2012 (5,540 options exercisable at a weighted average exercise price of $46.91)	6,459	48.34
Granted	613	68.93
Canceled, expired or forfeited	(20)	60.81
Exercised	(2,567)	44.97
Balance at September 27, 2013	4,485	$53.02

For fiscal year 2013, the total pre-tax intrinsic value of options exercised was $66.3 million.

The following table summarizes information related to options outstanding and exercisable under the Company’s employee stock plans at September 27, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In thousands, except years and per-share amounts)
$32.10 – $39.85	665	1.61	38.23	23,919	665	1.61	38.23	23,919
$40.21 – $52.07	1,359	2.65	50.20	32,599	1,359	2.65	50.20	32,599
$52.08 – $72.26	2,461	3.84	58.58	38,391	1,631	2.93	55.04	31,202
Total	4,485	3.15	$53.02	$94,909	3,655	2.58	$50.18	$87,720

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $74.18 as of September 27, 2013, the last trading date of fiscal year 2013, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of September 27, 2013, there was $9.5 million of total unrecognized compensation expense related to stock options granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at October 1, 2010	1,333	$46.91
Granted	24	68.67
Vested	(590)	47.27
Cancelled or expired	(32)	46.59
Balance at September 30, 2011	735	$47.36
Granted	716	59.06
Vested	(469)	44.68
Cancelled or expired	(37)	53.94
Balance at September 28, 2012	945	$57.30
Granted	516	70.37
Vested	(396)	55.67
Cancelled or expired	(30)	61.82
Balance at September 27, 2013	1,035	$64.36

Share-based compensation expense for restricted common stock, restricted stock units and deferred stock units is measured at the stock’s fair value on the date of grant and is amortized over each award’s respective service period. The Company values performance units using the Monte Carlo simulation model on the date of grant with assumptions that includes the historical volatilities of shares of VMS common stock, as well as the shares of common stock of peer companies. In addition, the Company estimates the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognizes expense only for those awards expected to vest.

For fiscal years 2013, 2012 and 2011, the Company recognized total share-based compensation expense related to restricted stock and restricted stock units of $25.1 million, $26.8 million and $25.0 million, respectively. The Company recognized $0.7 million of share-based compensation expense related to deferred stock units in each of the fiscal years 2013, 2012, and 2011. In addition, the Company recognized $2.4 million and $4.1 million share-based compensation expense related to performance units in fiscal years 2013 and 2012, respectively.

As of September 27, 2013, unrecognized compensation expense totaling $31.5 million was related to restricted stock, restricted stock units, deferred stock units and performance units granted under the Company’s employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.8 years. The 396,239 shares that vested in fiscal year 2013 represented deferred stock units, restricted stock units and restricted common stock, and the total fair value of these shares upon vesting was $27.4 million. The Company withheld 138,159 shares (fair value of approximately $9.6 million) for employees’ minimum withholding taxes at vesting of such awards in fiscal year 2013.

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

VMS issued 262,455 shares for $14.2 million in fiscal year 2013 and 262,660 shares for $13.3 million in fiscal year 2012. At September 27, 2013, 6.4 million shares were available for issuance under the 2010 ESPP.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. TAXES ON EARNINGS

The Company accounts for income taxes under an asset and liability approach where deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Taxes on earnings from continuing operations were as follows:

	Fiscal Years Ended
(In millions)	2013	2012	2011
Current provision:
Federal	$110.1	$99.3	$80.4
State and local	13.4	8.5	11.7
Foreign	54.3	63.5	52.7
Total current	177.8	171.3	144.8
Deferred provision (benefit):
Federal	(3.9)	(4.5)	32.9
State and local	(0.2)	0.1	6.0
Foreign	0.1	2.0	(3.6)
Total deferred	(4.0)	(2.4)	35.3
Taxes on earnings	$173.8	$168.9	$180.1

Earnings from continuing operations before taxes are generated from the following geographic areas:

	Fiscal Years Ended
(In millions)	2013	2012	2011
United States	$308.0	$271.4	$299.3
Foreign	304.1	324.5	289.4
	$612.1	$595.9	$588.7

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years Ended
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.3	1.3	2.5
Non-U.S. income taxed at different rates, net	(5.6)	(5.9)	(3.3)
Resolution of tax contingencies due to lapses of statutes of limitations	(1.2)	(1.8)	(2.8)
Other	(1.1)	(0.3)	(0.8)
Effective tax rate	28.4%	28.3%	30.6%

During fiscal years 2013, 2012 and 2011, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes. During fiscal years 2013 and 2012, and 2011, the benefit of the release of liabilities for uncertain tax positions as a result of the expiration of the statutes of limitation in various jurisdictions also contributed to the Company’s effective tax rate being lower than the U.S. federal statutory rate.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of deferred tax assets and liabilities are as follows:

(In millions)	September 27, 2013	September 28, 2012
Deferred Tax Assets:
Deferred revenues	$26.8	$26.8
Deferred compensation	34.9	32.7
Product warranty	13.9	13.7
Inventory adjustments	18.3	17.0
Equity-based compensation	33.3	41.8
Environmental reserve	5.7	5.9
Net operating loss carryforwards	78.6	54.2
Other	37.8	45.4
	249.3	237.5
Valuation allowance	(60.7)	(45.8)
Total deferred tax assets	188.6	191.7
Deferred Tax Liabilities:
Tax-deductible goodwill	(27.3)	(27.4)
Fixed assets	(17.7)	(22.3)
Other	(30.4)	(28.8)
Total deferred tax liabilities	(75.4)	(78.5)
Net deferred tax assets	$113.2	$113.2
Reported As:
Net current deferred tax assets	$122.3	$115.8
Net long-term deferred tax assets (included in “Other Assets”)	10.5	13.8
Net current deferred tax liabilities (included in “Accrued Expenses”)	(7.6)	(2.9)
Net long-term deferred tax liabilities (included in “Other long-term liabilities”)	(12.0)	(13.5)
Net deferred tax assets	$113.2	$113.2

The Company has not provided for U.S. federal income and foreign withholding taxes on $1,412.2 million of cumulative undistributed earnings of non-U.S. subsidiaries. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, additional deferred taxes of approximately $358.4 million would be provided.

The Company has federal net operating loss carryforwards of approximately $14.7 million expiring between 2018 and 2031. The federal net operating loss carryforwards are subject to an annual limitation of approximately $1.3 million per year. The Company has state net operating loss carryforwards of $31.1 million expiring between 2018 and 2032. The Company has foreign net operating loss carryforwards of $218.9 million with an indefinite life. Of this amount, $24.1 million is unavailable to the Company under local loss utilization rules.

Our valuation allowance relates primarily to net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized.  The valuation allowance increased by $14.9 million during fiscal year 2013, decreased by $1.1 million during fiscal year 2012, and increased by $8.4 million in fiscal year 2011.

Income taxes paid were as follows:

	Fiscal Years Ended
(In millions)	2013	2012	2011
Federal income taxes paid, net	$119.1	$77.6	$70.0
State income taxes paid, net	14.9	9.3	11.9
Foreign income taxes paid, net	69.4	47.7	57.5
Total	$203.4	$134.6	$139.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for uncertainty in income taxes following a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years Ended
(In millions)	2013	2012	2011
Unrecognized tax benefits balance–beginning of fiscal year	$38.8	$37.1	$46.4
Additions based on tax positions related to a prior year	2.5	3.8	1.0
Reductions based on tax positions related to a prior year	(0.7)	(0.9)	(0.4)
Additions based on tax positions related to the current year	6.6	6.8	8.6
Settlements	(4.2)	(0.4)	(5.1)
Reductions resulting from the expiration of the applicable statute of limitations	(6.0)	(7.6)	(13.4)
Unrecognized tax benefits balance–end of fiscal year	$37.0	$38.8	$37.1

As of September 27, 2013, the total amount of gross unrecognized tax benefits was $37.0 million. Of this amount, $32.8 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.

The Company includes interest and penalties related to income taxes within “Taxes on earnings” on the Consolidated Statements of Earnings. As of September 27, 2013, the Company had accrued $6.7 million for the payment of interest and penalties related to unrecognized tax benefits. A net expense of $1.2 million related to interest and penalties was included in “Taxes on earnings.” As of September 28, 2012, the Company had accrued $5.5 million for the payment of interest and penalties related to unrecognized tax benefits. A net benefit of $2.2 million related to interest and penalties was included in “Taxes on earnings.”

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2010. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2009. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2007.

14. BUSINESS COMBINATIONS

On March 4, 2011, the Company acquired all of the outstanding equity of a privately held company, which was then integrated into the Company’s Oncology Systems business. This acquisition was accounted for as a business combination. The total purchase price of $8.0 million consisted of $7.5 million of cash consideration and $0.5 million of contingent consideration at fair value. Of the purchase price, $3.4 million was allocated to goodwill, $5.7 million to amortizable intangible assets, and $(1.1) million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case was not deductible for income tax purposes.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On April 3, 2012, VMS acquired all of the outstanding equity of InfiMed, a privately-held supplier of hardware and software for processing diagnostic X-ray images. This acquisition, which was integrated into the Company’s X-Ray Products business, enables the Company to provide more fully integrated X-ray component solutions to its customers. This acquisition was accounted for as a business combination. The total purchase price of $20.8 million consisted of $17.1 million of cash consideration and $3.7 million of contingent consideration at fair value. Of the purchase price, $10.9 million was allocated to goodwill, $5.4 million to amortizable intangible assets, and $4.5 million to net assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case was deductible for income tax purposes.

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

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal year 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system. No revenues have been recognized under this service agreement. In addition, in September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of September 27, 2013, the Company had funded $62.7 million (including accrued interest) of its $115.3 million commitment, which is reported as a current asset on the Company’s Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

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

As of September 27, 2013, in addition to the $62.7 million loan to CPTC, the Company had recorded $43.5 million in accounts receivable from CPTC. As of September 28, 2012, the outstanding loan balance to CPTC was $49.7 million and the accounts receivable balance from CPTC was $30.7 million. The Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. STRATEGIC ARRANGEMENT

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. The Company will also pay for additional licenses beyond the minimum quantities set forth in the agreement. During fiscal year 2013, the Company accrued $2 million of the fixed fees under the terms of the agreement. As of September 27, 2013, no amount related to achievement of product development milestones was payable under this agreement.

In addition, pursuant to this agreement, the Company represents Siemens diagnostic imaging products to radiation oncology clinics in most international markets and in North America, and Siemens, in turn, represents the Company’s equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon countries. The Company receives commissions from Siemens for sales agency activities provided to Siemens and makes commission payments to Siemens for sales agency activities provided to the Company as part of this agreement. The Company incurred commissions expense of approximately $0.2 million and recognized commissions income of approximately $0.3 million during fiscal year 2013. This agreement also provides a framework for both companies to explore opportunities to co-develop new imaging and treatment solutions in the future.

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

The X-Ray Products business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography and industrial applications. The Company’s X-ray imaging components are sold to large imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems. The Company sells X-ray tubes and flat panel digital image detectors for filmless X-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”) to small OEM customers, independent service companies and directly to end-users for replacement purposes.

The Company has three other businesses that are reported together under the “Other” category. SIP designs, manufactures, sells and services Linatron® X-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells SIP products to OEM customers who incorporate its products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries for nondestructive product examination purposes.

The VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the second quarter of fiscal year 2009, the Company completed the sale of Research Instruments in order to focus that business exclusively on the development of the VPT business. Research Instruments is classified as a discontinued operation for fiscal year 2011 and the Company has segregated the operating results of Research Instruments from continuing operations on the Consolidated Statements of Earnings. There were no operating results of Research Instruments beyond fiscal year 2011.Segment data does not include amounts for discontinued operations. Research Instruments was previously included in the “Other” category. See Note 18, “Discontinued Operations” for a more detailed discussion.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Data

	Revenues			Operating Earnings
	Fiscal Years			Fiscal Years
(In millions)	2013	2012	2011	2013	2012	2011
Oncology Systems	$2,253	$2,189	$2,022	$512	$505	$507
X-Ray Products	546	493	469	144	131	118
Total reportable segments	2,799	2,682	2,491	656	636	625
Other	144	125	106	(25)	(32)	(32)
Corporate	—	—	—	(22)	(10)	(5)
Total company	$2,943	$2,807	$2,597	$609	$594	$588

	Depreciation & Amortization			Capital Additions
	Fiscal Years			Fiscal Years
(In millions)	2013	2012	2011	2013	2012	2011
Oncology Systems	$21	$23	$19	$25	$17	$17
X-Ray Products	13	10	8	8	8	7
Total reportable segments	34	33	27	33	25	24
Other	3	4	3	10	10	13
Corporate	26	24	23	35	32	34
Total company	$63	$61	$53	$78	$67	$71

	Total Assets			Goodwill
	Fiscal Years			Fiscal Years
(In millions)	2013	2012	2011	2013	2012	2011
Oncology Systems	$1,217	$1,220	$1,093	$132	$132	$130
X-Ray Products	309	265	268	17	17	6
Total reportable segments	1,526	1,485	1,361	149	149	136
Other	367	313	239	76	73	76
Corporate	1,575	1,081	899	—	—	—
Total company	$3,468	$2,879	$2,499	$225	$222	$212

The reconciliation of segment operating results information to the Company’s earnings from operations before taxes was as follows:

	Fiscal Years
(In millions)	2013	2012	2011
Earnings from operations before taxes:
Oncology Systems	$512	$505	$507
X-Ray Products	144	131	118
Total reportable segments	656	636	625
Other	(25)	(32)	(32)
Corporate	(22)	(10)	(5)
Interest income (expense), net	3	2	1
Total company	$612	$596	$589

Geographic Information

	Revenues			Long-Lived Assets
	Fiscal Years			Fiscal Years
(In millions)	2013	2012	2011	2013	2012	2011
United States	$1,212	$1,156	$975	$238	$229	$223
International	1,731	1,651	1,622	77	68	63
Total company	$2,943	$2,807	$2,597	$315	$297	$286

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. No single foreign country represented 10% or more of the Company’s total revenues for fiscal years 2013, 2012 and 2011. Intercompany revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

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

The Company classified the operating results of Research Instruments as a discontinued operation in the Consolidated Statements of Earnings for fiscal year 2011. There were no operating results of Research Instruments beyond fiscal year 2011. Because the amounts related to Research Instruments are not material in the Consolidated Statement of Comprehensive Earnings, Consolidated Balance Sheet, Consolidated Statement of Cash Flows and the Consolidated Statement of Stockholders’ Equity, the Company has not segregated them from continuing operations for fiscal year 2011.

The total loss from discontinued operations for fiscal year 2011 was $9.7, less applicable income tax of zero. Total revenues of Research Instruments, reported in discontinued operations, for fiscal year 2011 was zero. As of September 30, 2011, the Company had no remaining obligation related to this discontinued operation. In fiscal years 2013 and 2012, the Company did not recognize any income or losses and did not have any revenues from discontinued operations.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2013
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$678.4	$768.4	$726.2	$769.9	$2,942.9
Gross margin	$291.1	$319.6	$310.5	$328.5	$1,249.7
Net earnings	$95.3	$112.8	$112.8	$117.3	$438.2
Net earnings per share – basic:	$0.87	$1.04	$1.04	$1.09	$4.04
Net earnings per share – diluted:	$0.86	$1.02	$1.03	$1.08	$3.98

	Fiscal Year 2012
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$625.3	$720.3	$705.3	$756.1	$2,807.0
Gross margin	$268.8	$296.7	$307.6	$323.2	$1,196.3
Net earnings	$90.2	$107.8	$108.8	$120.2	$427.0
Net earnings per share – basic:	$0.80	$0.96	$0.98	$1.09	$3.83
Net earnings per share – diluted:	$0.79	$0.94	$0.96	$1.08	$3.76

The four quarters of net earnings per share may not add to the total fiscal year because of differences in the weighted average numbers of shares outstanding during the quarters and the fiscal year.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. SUBSEQUENT EVENT

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 27, 2013. PricewaterhouseCoopers LLP has issued a report on the Company’s internal control over financial reporting as of September 27, 2013, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Varian Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

November 26, 2013

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

(c)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of September 27, 2013 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	5,385,620	(1)	$53.77	16,285,426	(2)
Equity compensation plans not approved by security holders (3)	224,139		$38.82	—
Total	5,609,759		$53.02	16,285,426

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

(2)	Includes 6,360,897 shares available for future issuance under the 2010 Employee Stock Purchase Plan.

(3)	Consists of awards granted under the 2000 Stock Option Plan. Effective February 17, 2005, no further grants can be made under the 2000 Stock Option Plan.

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

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Stockholders under the caption “Proposal Four—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
•	Consolidated Statements of Earnings
•	Consolidated Statements of Comprehensive Earnings
•	Consolidated Balance Sheets
•	Consolidated Statements of Cash Flows
•	Consolidated Statements of Stockholders’ Equity
•	Notes to the Consolidated Financial Statements
•	Report of Independent Registered Public Accounting Firm

(2)	Consolidated Financial Statement Schedule:

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2013, 2012 and 2011 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule
II	Valuation and Qualifying Accounts

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 26, 2013

VARIAN MEDICAL SYSTEMS, INC.

By:	/s/ ELISHA W. FINNEY
Elisha W. Finney Executive Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DOW R. WILSON Dow R. Wilson	President and Chief Executive Officer and Director (Principal Executive Officer)	November 26, 2013

/s/ ELISHA W. FINNEY Elisha W. Finney	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 26, 2013

/s/ CLARENCE R. VERHOEF Clarence R. Verhoef	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 26, 2013

/s/ RICHARD M. LEVY Richard M. Levy	Chairman of the Board	November 26, 2013

/s/ TIMOTHY E. GUERTIN Timothy E. Guertin	Vice Chairman of the Board	November 26, 2013

/s/ SUSAN L. BOSTROM Susan L. Bostrom	Director	November 26, 2013

/s/ R. ANDREW ECKERT R. Andrew Eckert	Director	November 26, 2013

/s/ DAVID J. ILLINGWORTH David J. Illingworth	Director	November 26, 2013

/s/ MARK R. LARET Mark R. Laret	Director	November 26, 2013

/s/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Director	November 26, 2013

/s/ ERICH R. REINHARDT, PH.D. Erich R. Reinhardt, Ph.D.	Director	November 26, 2013

/s/ VENKATRAMAN THYAGARAJAN Venkatraman Thyagarajan	Director	November 26, 2013

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-Offs/ Adjustments Charged to Allowance	Balance at End of Period
			(In thousands)
2013	Allowance for doubtful accounts receivable	$14,386	$5,984	$5,635	$14,735
2012	Allowance for doubtful accounts receivable	$6,034	$10,350	$1,998	$14,386
2011	Allowance for doubtful accounts receivable	$4,209	$2,514	$689	$6,034

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
			(In thousands)
2013	Valuation allowance for deferred tax assets	$45,751	$14,953	$—	$60,704
2012	Valuation allowance for deferred tax assets	$46,924	$—	$1,173	$45,751
2011	Valuation allowance for deferred tax assets	$38,456	$8,642	$174	$46,924

EXHIBIT INDEX

Exhibit Number	Description
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

10.20†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.21†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 14, 2013.

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

10.26†

Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement (for use outside of U.S. except for Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.26 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2012, File No. 1-7598).

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

10.31†

Form of Registrant’s Non-Employee Grant Agreement for Deferred Stock Units (for use outside of U.S. except for Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.31 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2012, File No. 1-7598).

10.32++*	Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto.

10.33

Loan and Security Agreement between California Proton Treatment Center, LLC, ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.44 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).

10.34

Revenue Sharing Agreement between ORIX Proton San Diego, LLC and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.45 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).

21*	List of Subsidiaries as of November 1, 2013.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011; (ii) Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011(iii) Consolidated Balance Sheets at September 27, 2013 and September 28, 2012; (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 27, 2013, September 28, 2012 and September 30, 2011; and (vi) Notes to Consolidated Financial Statements for fiscal year ended September 27, 2013.