Form 10-Q
period 2013-12-27
VARIAN MEDICAL SYSTEMS INC
filed 2014-01-30
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,552,969 shares of common stock, par value $1 per share, outstanding as of January 24, 2014.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended December 27, 2013

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended
(In thousands, except per share amounts)	December 27, 2013	December 28, 2012
Revenues:
Product	$481,436	$468,008
Service	230,066	210,390
Total revenues	711,502	678,398
Cost of revenues:
Product	298,534	294,925
Service	103,389	92,385
Total cost of revenues	401,923	387,310
Gross margin	309,579	291,088
Operating expenses:
Research and development	58,003	47,117
Selling, general and administrative	109,582	106,481
Total operating expenses	167,585	153,598
Operating earnings	141,994	137,490
Interest income	2,265	1,539
Interest expense	(1,893)	(866)
Earnings before taxes	142,366	138,163
Taxes on earnings	44,406	42,880
Net earnings	$97,960	$95,283
Net earnings per share – basic	$0.92	$0.87
Net earnings per share – diluted	$0.91	$0.86
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding – basic	105,986	109,298
Weighted average shares outstanding – diluted	107,449	111,144

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended
(In thousands)	December 27, 2013	December 28, 2012
Net earnings	$97,960	$95,283
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax expense of ($6) and ($5)	38	36
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($101) and ($132)	435	564
	473	600
Unrealized gain on derivatives:
Increase in unrealized gain, net of tax expense of ($1,198) and ($106)	1,984	177
Reclassification adjustments, net of tax benefit/(expense) of ($131) and $285	219	(475)
	2,203	(298)
Currency translation adjustment	1,469	4,916
Other comprehensive earnings	4,145	5,218
Comprehensive earnings	$102,105	$100,501

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par values)	December 27, 2013	September 27, 2013 (1)
Assets
Current assets:
Cash and cash equivalents	$971,193	$1,117,861
Short-term investment	73,981	62,700
Accounts receivable, net of allowance for doubtful accounts of $14,449 at December 27, 2013 and $14,735 at September 27, 2013	708,226	698,254
Inventories	561,802	535,223
Prepaid expenses and other current assets	172,875	168,495
Deferred tax assets	118,272	122,250
Total current assets	2,606,349	2,704,783
Property, plant and equipment, net	321,005	315,331
Goodwill	226,955	225,335
Other assets	236,925	223,025
Total assets	$3,391,234	$3,468,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$176,860	$194,272
Accrued expenses	309,106	320,884
Product warranty	48,666	39,050
Deferred revenues	389,029	389,479
Advance payments from customers	153,233	160,644
Current maturities of long-term debt	56,250	56,250
Total current liabilities	1,133,144	1,160,579
Long-term debt	425,000	450,000
Other long-term liabilities	133,501	144,048
Total liabilities	1,691,645	1,754,627
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 105,316 and 106,491 shares issued and outstanding at December 27, 2013 and at September 27, 2013, respectively	105,316	106,491
Capital in excess of par value	638,079	637,084
Retained earnings	992,120	1,010,343
Accumulated other comprehensive loss	(35,926)	(40,071)
Total stockholders’ equity	1,699,589	1,713,847
Total liabilities and stockholders’ equity	$3,391,234	$3,468,474

(1) The condensed consolidated balance sheet as of September 27, 2013 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
(In thousands)	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net earnings	$97,960	$95,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	9,044	10,163
Tax benefits from exercises of share-based payment awards	3,879	5,321
Excess tax benefits from share-based compensation	(3,877)	(4,937)
Depreciation	15,013	15,840
Amortization of intangible assets	1,052	1,116
Deferred taxes	6,600	4,150
Provision for doubtful accounts receivable	(229)	3,769
Income on equity investment in affiliate	1,391	(179)
Other, net	(291)	(1,108)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(19,295)	53,119
Inventories	(24,348)	(41,015)
Prepaid expenses and other assets	(226)	(14,627)
Accounts payable	(10,744)	(33,358)
Accrued expenses and other liabilities	(24,806)	(39,113)
Deferred revenues and advance payments from customers	(7,862)	17,457
Net cash provided by operating activities	43,261	71,881
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,482)	(20,004)
Investment in corporate debt security	(9,876)	(1,384)
Net amounts paid to deferred compensation plan trust account	—	(2,120)
Other	(1,407)	(465)
Net cash used in investing activities	(35,765)	(23,973)
Cash flows from financing activities:
Repurchases of common stock	(155,503)	(103,551)
Proceeds from issuance of common stock to employees	30,556	58,929
Excess tax benefits from share-based compensation	3,877	4,937
Employees’ taxes withheld and paid for restricted stock and restricted stock units	(8,302)	(4,402)
Net borrowings under line of credit agreements	—	45,000
Repayments under term loan facility	(25,000)	—
Other	(204)	(25)
Net cash provided/(used) in financing activities	(154,576)	888
Effects of exchange rate changes on cash and cash equivalents	412	2,123
Net increase/(decrease) in cash and cash equivalents	(146,668)	50,919
Cash and cash equivalents at beginning of period	1,117,861	704,570
Cash and cash equivalents at end of period	$971,193	$755,489

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2013 (the “2013 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of December 27, 2013 and September 27, 2013, results of operations for the three months ended December 27, 2013 and December 28, 2012, and cash flows for the three months ended December 27, 2013 and December 28, 2012. The results of operations for the three months ended December 27, 2013 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Reclassifications

Certain items in the condensed consolidated statements of earnings have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported total revenues, total cost of revenues and net earnings.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2014 is the 52-week period ending September 26, 2014, and fiscal year 2013 was the 52-week period that ended on September 27, 2013. The fiscal quarters ended December 27, 2013 and December 28, 2012 were both 13-week periods.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Recent Accounting Pronouncements

a) New accounting updates recently adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 210, “Balance Sheet,” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. This guidance became effective for the Company in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in the accompanying notes to the condensed consolidated financial statements. The adoption of this amendment did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update became effective for the Company in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in the accompanying notes to the condensed consolidated financial statements. The adoption of this amendment did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

2. BALANCE SHEET COMPONENTS:

(In millions)	December 27, 2013	September 27, 2013
Short-term Investment:
Corporate debt security:
Amortized cost	$74.0	$62.7
Unrealized gain (loss)	—	—
Fair value	$74.0	$62.7

The short-term investment, which represents a loan to California Proton Treatment Center, LLC (“CPTC”), is classified as an available-for-sale corporate debt security. See Note 15, “Variable Interest Entity.”

(In millions)	December 27, 2013	September 27, 2013
Inventories:
Raw materials and parts	$285.3	$276.6
Work-in-process	104.0	91.6
Finished goods	172.5	167.0
Total inventories	$561.8	$535.2

(In millions)	December 27, 2013	September 27, 2013
Other long-term liabilities:
Long-term income taxes payable	$42.3	$41.9
Other	91.2	102.1
Total other long-term liabilities	$133.5	$144.0

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at December 27, 2013:
Money market funds	$20.0	$—	$—	$20.0
Corporate debt security	—	—	74.0	74.0
Derivative assets	—	3.0	—	3.0
Option to purchase a company	—	—	1.4	1.4
Total assets measured at fair value	$20.0	$3.0	$75.4	$98.4
Liabilities at December 27, 2013:
Derivative liabilities	$—	$(0.5)	$—	$(0.5)
Contingent consideration	—	—	(2.3)	(2.3)
Total liabilities measured at fair value	$—	$(0.5)	$(2.3)	$(2.8)
Assets at September 27, 2013:
Money market funds	$50.0	$—	$—	$50.0
Corporate debt security	—	—	62.7	62.7
Option to purchase a company	—	—	1.4	1.4
Total assets measured at fair value	$50.0	$—	$64.1	$114.1
Liabilities at September 27, 2013:
Derivative liabilities	$—	$(1.1)	$—	$(1.1)
Contingent consideration	—	—	(2.5)	(2.5)
Total liabilities measured at fair value	$—	$(1.1)	$(2.5)	$(3.6)

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

The fair value of the Company’s Level 3 corporate debt security is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. If the estimated discount rates used were to increase or decrease, the fair value of the debt security would decrease or increase, respectively. However, the Company does not increase the fair value above its par value as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value.

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Corporate Debt Security	Contingent Consideration	Option to Purchase a Company
Balance at September 27, 2013	$62.7	$(2.5)	$1.4
Additions, including accrued interest	11.3	—	—
Settlements (1)	—	0.2	—
Balance at December 27, 2013	$74.0	$(2.3)	$1.4
(1)	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three months ended December 27, 2013 or the three months ended December 28, 2012. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Fair Value of Other Financial Instruments

The fair values of certain of the Company’s financial instruments, including bank deposits and certificate of deposits included in cash and cash equivalents, accounts payable, accounts receivable, net of allowance for doubtful accounts, and note receivable approximate their carrying amounts due to their short maturities.

As of both December 27, 2013 and September 27, 2013, the fair value of current maturities of long-term debt approximated its carrying value of $56 million, due to their short-term maturities. The fair value of our long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $425 million and $450 million, at December 27, 2013 and September 27, 2013, respectively, because the term loan is carried at a market observable interest rate that resets periodically and is categorized as level 2 in the fair value hierarchy.

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

The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and the related allowance for doubtful accounts are presented in the following table:

(In millions)	December 27, 2013	September 27, 2013
Accounts receivable with contractual maturities of more than one year:
Gross amount	$38.7	$28.0
Allowance for doubtful accounts	(3.0)	(3.0)
Net amount	$35.7	$25.0
Amount past due	$3.0	$3.1

During the three months ended December 27, 2013 and December 28, 2012, the Company sold $1.0 million and $0.6 million of accounts receivable with contractual maturities of more than one year.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

(In millions)	December 27, 2013	September 27, 2013
Intangible Assets:
Acquired existing technology	$37.5	$36.6
Patents, licenses and other	27.4	29.0
Customer contracts and supplier relationship	10.9	10.9
Accumulated amortization	(52.4)	(53.1)
Net carrying amount	$23.4	$23.4

Amortization expense for intangible assets was $1.1 million for both of the three months ended December 27, 2013 and December 28, 2012. The Company estimates amortization expense for the remaining nine months of fiscal year 2014, fiscal year 2015, fiscal year 2016, fiscal year 2017, fiscal year 2018, fiscal year 2019 and thereafter, will be as follows (in millions): $4.5, $6.3, $2.7, $2.0, $1.8, and $6.1, respectively.

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	X-Ray Products	Other	Total
Balance at September 27, 2013	$132.0	$17.0	$76.3	$225.3
Acquisition of business	0.6	—	—	0.6
Foreign currency translation adjustments	—	—	1.1	1.1
Balance at December 27, 2013	$132.6	$17.0	$77.4	$227.0

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

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded loss on the equity investment in dpiX Holding of $1.4 million in the three months ended December 27, 2013 and income of $0.2 million in the three months ended December 28, 2012. Income and loss on the equity investment in dpiX Holding are included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in “Other assets” in the Condensed Consolidated Balance Sheets, was $47.2 million at December 27, 2013 and $49.7 million at September 27, 2013.

During the three months ended December 27, 2013 and December 28, 2012, the Company purchased glass transistor arrays from dpiX totaling approximately $3.5 million and $10.8 million, respectively. These purchases of glass transistor arrays are included as a component of “Inventory” in the Condensed Consolidated Balance Sheets or “Cost of revenues—product” in the Condensed Consolidated Statements of Earnings for these periods.

During the three months ended December 27, 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 27, 2013, the Company did not have any fixed cost commitments related to this amended agreement.  The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

7. BORROWINGS

On August 27, 2013, VMS entered into a credit agreement (as amended to date, the “2013 Credit Facility”) with certain lenders and Bank of America (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the Term Loan Facility, the “2013 Credit Facility”). The Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2013 Credit Agreement, the Company has the right to make (i) up to two requests to increase the aggregate commitments under the Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. The 2013 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends. The proceeds of the Credit Facility may be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.00% to 0.25% based on the same leverage Ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company. At December 27, 2013, borrowings under the 2013 Term Loan Facility totaled $475 million with a weighted average interest rate of 1.29%. At December 27, 2013, there was no amount outstanding on the 2013 Revolving Credit Facility.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Subject to certain limitations on the amount secured, a pledge of stock issued by certain of our present and future subsidiaries that are deemed to be material under the terms of the 2013 Credit Facility serve as security for the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of December 27, 2013, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. The 2013 Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of December 27, 2013, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.

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

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2013, the Sumitomo Credit Facility was extended. The Sumitomo Credit Facility will expire on April 5, 2014. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of December 27, 2013 and September 27, 2013, there were no outstanding amounts under the Sumitomo Credit Facility.

As at both December 27, 2013 and September 27, 2013, we had $6.3 million of a term loan outstanding, which is included in current maturities on long-term debt on our Condensed Consolidated Balance Sheet. This interest rate on the loan is 6.7% and the principal amount of the loan is payable in fiscal year 2014.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 27, 2013	September 27, 2013	Balance Sheet Location	December 27, 2013	September 27, 2013
(In millions)		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$3.0	$—	Accrued liabilities	$0.5	$1.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	—	—	Accrued liabilities	—	—
Total derivatives		$3.0	$—		$0.5	$1.1

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Significant Accounting Policies” to the Consolidated Financial Statements in the Company’s 2013 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of December 27, 2013 and September 27, 2013, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. Dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contracts may be entered into several times a quarter and range from one to thirteen months. As of December 27, 2013, the foreign currency forward contracts ranged from one to thirteen months in maturity.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The hedges of foreign currency denominated forecasted revenues are accounted for in accordance with ASC 815, “Derivatives and Hedging,” pursuant to which the Company has designated its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts excluded from the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three months ended December 27, 2013, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of December 27, 2013, all forecasted cash flows were still probable to occur. As of December 27, 2013, net unrealized gain on derivative instruments of $2.4 million, before tax, was included in “Accumulated other comprehensive loss,” and is expected to be reclassified to earnings over the 12 months that follow.

The Company had the following outstanding foreign currency forward contracts that were designated as cash flow hedges:

Notional Value Sold
(In millions)	December 27, 2013
Euro	$33.9
Japanese yen	55.4
Totals	$89.3

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended			Three Months Ended
(In millions)	December 27, 2013	December 28, 2012		December 27, 2013	December 28, 2012
Foreign exchange contracts	$3.2	$0.3	Revenues	$(0.4)	$0.8

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

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	At December 27, 2013
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$10.8	$—
British pound	26.8	—
Canadian dollar	2.7	—
Euro	180.7	1.0
Hungarian forint	—	0.5
Indian rupee	5.7	—
Japanese yen	126.6	—
Norwegian krone	—	2.1
Swedish krona	3.7	—
Swiss franc	—	49.4
Totals	$357.0	$53.0

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments.

Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Net Earnings on Derivative
	Three Months Ended
(In millions)	December 27, 2013	December 28, 2012
Selling, general and administrative expenses	$4.7	$2.5

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s default on its borrowings, and deterioration of creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of December 27, 2013 and September 27, 2013, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 27, 2013	December 28, 2012
Accrued product warranty, at beginning of period	$53.2	$52.8
Charged to cost of revenues	15.2	11.8
Actual product warranty expenditures	(17.7)	(13.9)
Accrued product warranty, at end of period	$50.7	$50.7

Long-term accrued product warranty costs of $2.0 million are included under Other long-term liabilities on the Condensed Consolidated Balance Sheet as of December 27, 2013.

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165.3 million loan facility for CPTC, under which the subsidiary committed to loan up to $115.3 million to finance the construction and start-up operations of a proton therapy center. See Note 15, “Variable Interest Entity” for a detailed discussion.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved.  The Company made fixed fee payments to Siemens of $2.0 million during the three months ended December 27, 2013 and as of December 27, 2013, had accrued $0.5 million of the fixed fees under the terms of the agreement. As of December 27, 2013, no amount related to achievement of product development milestones was payable under this agreement. See Note 16, “Strategic Arrangement” for additional discussion.

During the three months ended December 27, 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 27, 2013, the Company did not have any fixed cost commitments related to this amended agreement.  The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

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

The Company spent $0.2 million (net of amounts borne by VI and VSEA) during both the three months ended December 27, 2013 and December 28, 2012, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of December 27, 2013, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.9 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of December 27, 2013. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.9 million for these cleanup projects as of December 27, 2013. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of December 27, 2013, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third party’s claims for these facilities, ranged in total from $6.2 million to $35.8 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of December 27, 2013. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $12.2 million at December 27, 2013. Accordingly, the Company has accrued $9.3 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.9 million described in the preceding paragraph.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.4 million at December 27, 2013 and at September 27, 2013, with the respective current portion included in “Prepaid expenses and other current assets” and the respective noncurrent portion included in “Other assets” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters include, as of December 27, 2013, a patent infringement lawsuit initiated on April 13, 2007 by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”) technology. The lawsuit was dismissed and re-filed on June 16, 2008 in the Northern District of California. The case was subsequently transferred to the United States District Court for the Western District of Pennsylvania (“trial court”). On or about December 21, 2011, the trial court entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. Subsequently, in early 2012, in the proceedings at the trial court on the remaining issues in litigation, it was found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $40 million in actual damages and (iii) that the subject patent was valid. The trial court has ordered the Company to pay a total of approximately $102 million, comprised of approximately $80 million in enhanced damages (a doubling of the damages amount), pre-judgment interest to the damage award of approximately $13 million and approximately $9 million in attorneys’ fees. The trial court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. If our appeal is not successful, on-going royalties, assuming future U.S. sales and manufacturing of the infringing product remains approximately at the 2012 levels, could be up to $5 million per year through September 2016, the expiration of University of Pittsburgh’s patent. The Company has appealed the findings against it and believes that it has valid reasons for the judgment to be reversed.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). As of December 27, 2013, the Company had accrued an aggregate of approximately $5.0 million of such losses with respect to ongoing proceedings, for the low end of the range of the probable settlement value for the University of Pittsburgh proceeding. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The range of reasonably possible loss for the University of Pittsburgh matter, up to the date of the trial court judgment, is from zero to approximately $102 million (this range does not include ongoing royalties subsequent to the date of the trial court judgment). The Company is unable to estimate a range of reasonably possible losses in excess of the amounts accrued with respect to all other matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

Restructuring Charges

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualified employees during the first quarter of fiscal year 2013. The Company incurred restructuring charges of approximately $4.1 million during the three months ended December 28, 2012. No restructuring charges were incurred during the three months ended December 27, 2013 in relation to this or any other restructuring program.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended
(In thousands)	December 27, 2013	December 28, 2012
Defined Benefit Plans
Service cost	$1,023	$1,229
Interest cost	1,514	1,320
Expected return on plan assets	(1,935)	(1,440)
Amortization of prior service cost	43	40
Recognized actuarial loss	539	682
Net periodic benefit cost	$1,184	$1,831
Post-Retirement Benefit Plans
Interest cost	$43	$40
Amortization of prior service cost	1	1
Recognized actuarial (gain) / loss	(3)	15
Net periodic benefit cost	$41	$56

The Company made contributions to the defined benefit plans of $1.5 million during the three months ended December 27, 2013. The Company currently expects total contributions to the defined benefit plans for fiscal year 2014 will be approximately $6.4 million. The Company made contributions to the post-retirement benefit plans of $0.1 million during the three months ended December 27, 2013. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2014 will be approximately $0.5 million.

11. INCOME TAXES

The Company’s effective tax rate was 31.2% for the three months ended December 27, 2013, compared to 31.0% for the same period of fiscal year 2013. The increase in the Company’s effective tax rate for the three month period ended December 27, 2013 compared to the year ago period was primarily due to the geographic mix of earnings.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.

The total amount of unrecognized tax benefits did not change by a significant amount during the three months ended December 27, 2013; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation and audit settlements in various jurisdictions.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In August 2012, the VMS Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013. The Company repurchased a total of 2,000,000 and 1,500,000 shares of VMS common stock during the three months ended December 27, 2013 and December 28, 2012, respectively. As of December 27, 2013, no shares of VMS common stock remained available for repurchase under this repurchase authorization. All shares that were repurchased have been retired.

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase. As of December 27, 2013, 6,000,000 shares of VMS common stock remained available for repurchase under this repurchase authorization.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Other Comprehensive Earnings

The changes in accumulated other comprehensive earnings (loss) by component and related tax effects for the three months ended December 27, 2013 and December 28, 2012 are summarized as follows (in thousands):

	Net Unrealized Gains (Losses) Defined benefit pension and post-retirement benefit plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 27, 2013	$(40,081)	$(691)	$701	$(40,071)
Other comprehensive earnings before reclassifications	—	3,182	1,469	4,651
Amounts reclassified out of other comprehensive earnings	580	350	—	930
Tax benefit / (expense)	(107)	(1,329)	—	(1,436)
Balance at December 27, 2013	$(39,608)	$1,512	$2,170	$(35,926)

	Net Unrealized Gains (Losses) Defined benefit pension and post-retirement benefit plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 28, 2012	$(48,623)	$531	$(8,529)	$(56,621)
Other comprehensive earnings before reclassifications	—	283	4,916	5,199
Amounts reclassified out of other comprehensive earnings	737	(760)	—	(23)
Tax benefit / (expense)	(137)	179	—	42
Balance at December 28, 2012	$(48,023)	$233	$(3,613)	$(51,403)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows (in thousands):

	Three Months Ended
	December 27, 2013	December 28, 2012
Comprehensive Earnings Components	Income (Loss) Before Taxes		Line Item in Statements of Earnings
Net unrealized gains and (losses) on defined benefit pension and post-retirement benefit plans	$580	$737	Cost of Revenues & Operating Expenses
Net unrealized gains and (losses) on cash flow hedging instruments	350	(760)	Revenues
Total amounts reclassified out of other comprehensive earnings	$930	$(23)

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended
(In thousands, except per share amounts)	December 27, 2013	December 28, 2012
Cost of revenues – Product	$707	$1,111
Cost of revenues – Service	947	363
Research and development	1,301	1,739
Selling, general and administrative	6,089	6,950
Taxes on earnings	(2,798)	(3,169)
Net share-based compensation expense	$6,246	$6,994

During the three months ended December 27, 2013, total share-based compensation expense recognized in earnings before taxes was $9.0 million and the total related recognized tax benefit was $2.8 million. During the three months ended December 28, 2012, total share-based compensation expense recognized in earnings before taxes was $10.2 million, respectively, and the total related recognized tax benefit was $3.2 million.

During the three months ended December 27, 2013, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are generally forfeited at the time of termination.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 27, 2013	December 28, 2012
Employee Stock Option Plans
Expected term (in years)	4.87	4.76
Risk-free interest rate	1.3%	0.6%
Expected volatility	27.2%	32.4%
Expected dividend	0.0%	0.0%
Weighted average fair value at grant date	$19.44	$19.76

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 27, 2013	December 28, 2012
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.1%	0.2%
Expected volatility	14.5%	19.3%
Expected dividend	0.0%	0.0%
Weighted average fair value at grant date	$13.98	$13.45

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

A summary of share-based awards available for grant is as follows:

(In thousands, except per share amounts)	Shares Available for Grant
Balance at September 27, 2013	9,925
Granted	(310)
Cancelled or expired	24
Balance at December 27, 2013	9,639

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

Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 27, 2013	4,485	$53.02
Granted	11	74.28
Cancelled or expired	(6)	65.76
Exercised	(489)	47.92
Balance at December 27, 2013	4,001	$53.68	3.0	$92,915
Exercisable at December 27, 2013	3,419	$51.71	2.6	$86,142

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $76.91 as of December 27, 2013, that last trading date of the first quarter of fiscal year 2014, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of December 27, 2013, there was $7.7 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.5 years.

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Shares	Weighted Average Grant-Date Fair Value
Balance at September 27, 2013	1,035	$64.36
Granted	81	76.91
Vested	(312)	62.73
Cancelled or expired	(7)	64.70
Balance at December 27, 2013	797	$66.30

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

As of December 27, 2013, unrecognized compensation expense totaling $31.0 million was related to awards of restricted stocks, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
(In thousands, except per share amounts)	December 27, 2013	December 28, 2012
Net earnings	$97,960	$95,283
Weighted average shares outstanding – basic	105,986	109,298
Dilutive effect of potential common shares	1,463	1,846
Weighted average shares outstanding – diluted	107,449	111,144
Net earnings per share – basic	$0.92	$0.87
Net earnings per share – diluted	$0.91	$0.86
Anti-dilutive employee shared based awards, excluded	357	1,095

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

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system which commenced in the quarter ended December 27, 2013. In addition, in September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of December 27, 2013, the Company had loaned $74.0 million (including accrued interest) of its $115.3 million commitment, which is reported as a current asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

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

As of December 27, 2013, in addition to the $74.0 million loan to CPTC, the Company had recorded $49.9 million in accounts receivable from CPTC, which includes unbilled accounts receivable. As of September 27, 2013, the outstanding loan balance to CPTC was $62.7 million and the accounts receivable balance from CPTC was $48.4 million, which includes unbilled accounts receivable. The Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

16. STRATEGIC ARRANGEMENT

In April 2012, VMS entered into a strategic global partnership with Siemens through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. The Company will also pay for additional licenses beyond the minimum quantities set forth in the agreement. The Company made fixed fees payments to Siemens of $2.0 million during the three months ended December 27, 2013 and as of December 27, 2013 had accrued $0.5 million of the fixed fees under the terms of the agreement. As of December 27, 2013, no amount related to achievement of product development milestones was payable under this agreement.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In addition, pursuant to this agreement, the Company represents Siemens diagnostic imaging products to radiation oncology clinics in most international markets and in North America, and Siemens, in turn, represents the Company’s equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon countries. The Company receives commissions from Siemens for sales agency activities provided to Siemens and makes commission payments to Siemens for sales agency activities provided to the Company as part of this agreement. The Company incurred commissions expense of approximately $0.2 million during the three months ended December 27, 2013 relating to this agreement. The Company did not incur any commissions expense during the three months ended December 28, 2012 relating to this agreement.  This agreement also provides a framework for both companies to explore opportunities to co-develop new imaging and treatment solutions in the future.

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

The following table summarizes selected operating results information for each business segment:

	Three Months Ended
(In millions)	December 27, 2013	December 28, 2012
Revenues
Oncology Systems	$542	$524
X-Ray Products	145	133
Total reportable segments	$687	$657
Other	25	21
Total company	$712	$678
Operating Earnings (Loss)
Oncology Systems	$121	$120
X-Ray Products	39	34
Total reportable segments	$160	$154
Other	(13)	(11)
Corporate	(5)	(6)
Total company	$142	$137

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of December 27, 2013, and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month periods ended December 27, 2013 and December 28, 2012, and the condensed consolidated statement of cash flows for the three-month periods ended December 27, 2013 and December 28, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 27, 2013, and the related consolidated statements of earnings and of comprehensive earnings, of stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 27, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

January 30, 2014

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

Overview

In the first quarter of fiscal year 2014, revenues increased 5%, gross margin increased 0.6 percentage points and net earnings increased 3% compared to the year-ago quarter. Net earnings per diluted share increased 6% in the first quarter of fiscal year 2014 over the year-ago quarter. Gross orders for Oncology Systems increased 5% while gross orders for X-Ray Products decreased 19% in the first quarter of fiscal year 2014 compared to the year-ago quarter. Our backlog at December 27, 2013 was 1% lower than at the end of the first quarter of fiscal year 2013.

In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate.  The U.S. Dollar strengthened against the Japanese Yen and weakened against Euro in the first quarter of fiscal year 2014, but the combined impact of currency exchange rates did not have a significant impact on our revenues and orders. In the first quarter of fiscal year 2014, our total revenues increased 6% in constant currency and gross orders for Oncology Systems increased 5% in constant currency, each over the prior-year quarter.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically demand lower-priced products compared to developed markets. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenue from quarter-to-quarter. We also believe that the Affordable Care Act is causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased variability. We continued to see signs that the Affordable Care Act is causing decision-makers at treatment centers to sharpen their focus on both clinical efficacy and cost efficiency. In accordance with the Affordable Care Act, in the second quarter of fiscal year 2013, we began to incur the 2.3% excise tax on sales of medical devices (including our Oncology Systems products) in the United States, which has had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products. In the radiation oncology markets outside of North America, for the shorter term, we expect the market growth of our European region (which includes Europe, the Middle East, India and Africa) will be mixed, with stronger market growth in Eastern Europe, the Middle East, Africa and India, offset by lower market growth in Southern Europe which is facing severe economic challenges. Our outlook for Asia and the rest of world remains robust and, overall, we believe the longer-term global radiation oncology market can grow, on average, in the mid-single-digit range.

In the first quarter of fiscal year 2014, Oncology Systems North American gross orders increased 13% and Oncology Systems international orders decreased 2% over the year-ago quarter. On a constant currency basis, Oncology Systems international gross orders decreased 1% in the first quarter of fiscal year 2014 compared to the year-ago quarter. During the first quarter of fiscal year 2014, the increase in Oncology Systems North American orders was due to a broad-base increase in hospital purchasing activity. New products including EDGETM and upgrades for stereotactic radiosurgery also contributed to our orders growth in North America.

In the first quarter of fiscal year 2014, Oncology Systems total revenues increased 3% over the first quarter of fiscal year 2013. Oncology Systems gross margin in the first quarter of fiscal year 2014 increased 1.0 percentage point from the first quarter of fiscal year 2013.

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

In the first quarter of fiscal year 2014, X-Ray Products revenues increased 9% and gross orders decreased 19% over the year-ago quarter.  X-Ray Products gross margin for the first quarter of fiscal year 2014 increased 0.5 percentage points as compared to the first quarter of fiscal year 2013.

Our success in our X-Ray Products business depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. We continue to introduce new products which we believe will help contribute to the growth of our X-Ray Products business. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals, or otherwise, could affect demand for our products in our X-Ray Products business.

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

Subsequent to the first quarter of fiscal year 2014, we received U.S. Food and Drug Administration (“FDA”) 510(k) clearance for our updated ProBeam™ proton therapy system.

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

Revenues in our “Other” category increased $4 million in the first quarter of fiscal year 2014 over the year-ago quarter due to an increase in VPT revenues. Gross orders in our “Other” category increased $5 million in the first quarter of fiscal year 2014 compared to the year-ago quarter, due to an increase in SIP orders.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 27, 2013 (the “2013 Annual Report”), as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.

Critical Accounting Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2013 Annual Report, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”

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

Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2013 for each of our four reporting units with goodwill, Oncology Systems, X-Ray Products, SIP and VPT, the fair value of each such reporting unit was substantially in excess of its carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT business in particular, which had $61.1 million in goodwill as of December 27, 2013, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first three months of fiscal years 2014 and 2013.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2014 is a 52-week period ending September 26, 2014, and fiscal year 2013 was a 52-week period ended September 27, 2013. The fiscal quarters ended December 27, 2013 and December 28, 2012 were both 13-week periods.

Discussion of Results of Operations for the First Quarter of Fiscal year 2014 Compared to the First Quarter of Fiscal year 2013

Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Product	$481.4	$468.0	3%
Service (1)	230.1	210.4	9%
Total Revenues	$711.5	$678.4	5%
Product as a percentage of total revenues	68%	69%
Service as a percentage of total revenues	32%	31%
Revenues by region
North America	$275.5	$292.0	(6%)
Europe	239.5	193.5	24%
Asia	169.3	160.2	6%
Rest of world	27.2	32.7	(17%)
Total International (2)	436.0	386.4	13%
Total	$711.5	$678.4	5%
North America as a percentage of total revenues	39%	43%
International as a percentage of total revenues	61%	57%
(1)	Service revenues include revenues from parts sold by the service department.
(2)	We consider international revenues to be revenues outside of North America.

The increase in total revenues in the first quarter of fiscal year 2014 over the year-ago period was due to increases from Oncology Systems, X-Ray Products and revenues in the Other category.

For the first quarter of fiscal year 2014, the increase in product revenues was primarily due to an increase in revenues from X-Ray Products and to a lesser extent an increase in product revenues in the Other category, each over the year-ago period.

Service revenues increased in the first quarter of fiscal year 2014 over the year-ago period, primarily due to an increase in service revenues from Oncology Systems.

The decrease in total North American revenues in the first quarter of fiscal year 2014 over the year-ago period was primarily due to a decrease in revenues in Oncology Systems.

International revenues increased in the first quarter of fiscal year 2014 over the year-ago period due to increases in international revenues in Oncology Systems, X-Ray Products and the Other category.

In the first quarter of fiscal year 2014, the U.S. Dollar was stronger against the Japanese Yen and weaker against the Euro. The currency exchange rates impacted revenues in Europe and Asia regions; however, the combined effect of currency exchange rates did not significantly impact our overall revenues.  On a constant currency basis, international revenues increased 15% during the first quarter of fiscal year 2014 compared to the year-ago period.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Product	$317.8	$319.1	0%
Service	223.6	205.2	9%
Total Oncology Systems revenues	$541.4	$524.3	3%
Product as a percentage of Oncology Systems revenues	59%	61%
Service as a percentage of Oncology Systems revenues	41%	39%
Oncology Systems revenues as a percentage of total revenues	76%	77%

Oncology Systems product revenues were relatively flat in the first quarter of fiscal year 2014 compared to the year-ago quarter. Within Oncology Systems product revenues, TrueBeam linear accelerators revenue increased as a percentage of overall accelerator revenue. The increases in Oncology Systems service revenues in the first quarter of fiscal year 2014 over the year-ago periods were primarily driven by increased customer adoption of service contracts as the warranty period on our TrueBeam systems start to expire and by an increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
North America	$224.9	$241.1	(7%)
Europe	189.5	155.3	22%
Asia	101.7	96.6	5%
Rest of world	25.3	31.3	(19%)
Total International	316.5	283.2	12%
Total Oncology Systems revenues	$541.4	$524.3	3%
North America as a percentage of Oncology Systems revenues	42%	46%
International as a percentage of Oncology Systems revenues	58%	54%

The decrease in North American Oncology Systems revenues in the first quarter of fiscal year 2014 over the first quarter of fiscal year 2013 was primarily due to a decrease in revenues from sales of high energy linear accelerators, partially offset by an increase in revenues from service.

The increase in Oncology Systems’ international revenues for the first quarter of fiscal year 2014 over the first quarter of fiscal year 2013 was primarily due to increases in revenues from Europe and Asia partially offset by a decrease in revenues from the rest of world region. The increases in revenues from Europe and Asia were primarily due to increases in revenues from sales of high energy accelerators and service. The decrease in revenues from rest of world region during the first quarter of fiscal year 2014 over the year-ago quarter was primarily due to a decrease in revenues from sales of high energy linear accelerators and other hardware products.

The U.S. Dollar was stronger against the Japanese Yen and weaker against the Euro in the first quarter of fiscal year 2014 compared to the year-ago quarter.  The currency exchange rates impacted Oncology revenues in Europe and Asia regions; however, the combined effect of currency exchange rates did not significantly impact our Oncology Systems international revenues.

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

X-Ray Products Revenues

Revenues by region	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
North America	$42.0	$40.3	4%
Europe	35.8	28.7	25%
Asia	66.0	62.5	5%
Rest of world	1.2	1.4	(11%)
Total International	103.0	92.6	11%
Total X-Ray Products Revenues	$145.0	$132.9	9%
North America as a percentage of X-Ray Products revenues	29%	30%
International as a percentage of X-Ray Products revenues	71%	70%
X-Ray Products revenues as a percentage of total revenues	20%	20%

X-Ray Products revenues increased in the first quarter of fiscal year 2014 over the respective year-ago periods due to increased revenues from all the regions except for a slight decrease in the rest of world region in the first quarter of fiscal year 2014 compared to the year-ago period. X-Ray Products revenues increased during the first quarter of fiscal year 2014 compared to the year-ago period due to increased revenues from sales of  X-ray flat panel products in all regions and due to increased revenues from X-ray tube products in Europe.

The difference in currency exchange rates between the U.S. Dollar and foreign currencies between the first quarter of fiscal year 2014 and the first quarter of fiscal year 2013 did not have a material impact on X-Ray Products international revenue because sales transactions in the X-Ray Products business are primarily denominated in U.S. Dollars.

Other Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Product	$18.6	$16.0	16%
Service	6.5	5.2	24%
Total Other revenues	$25.1	$21.2	18%
Other revenues as a percentage of total revenues	4%	3%

Revenues in our “Other” category, which is comprised of SIP, VPT and GTC, increased in the first quarter of fiscal year 2014 over the year-ago period, primarily due to an increase in VPT product revenues.

Gross Margin

	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Dollars by segment
Oncology Systems	$243.1	$230.1	6%
X-Ray Products	61.2	55.4	11%
Other	5.3	5.6	(5%)
Gross margin	$309.6	$291.1	6%
Percentage by segment
Oncology Systems	44.9%	43.9%
X-Ray Products	42.2%	41.7%
Total Company	43.5%	42.9%

The increase in total Company gross margin percentage for the first quarter of fiscal year 2014 over the year-ago period was primarily due to increases in Oncology Systems and X-Ray Products gross margin percentages.

During the first quarter of fiscal year 2014, the dollar amount of Oncology Systems gross margin increased, as compared to the year-ago quarter, due to an increase in service volume and improved quality costs.

For the first quarter of fiscal year 2014, Oncology Systems products gross margin percentage increased to 37.4% compared with the first quarter of fiscal year 2013 at 35.6%. The increase in Oncology Systems product gross margin percentage was primarily due to lower retrofit and warranty costs. Oncology Systems service gross margin was 55.6% in the first quarter of fiscal year 2014, compared to 56.8% in the first quarter of fiscal year 2013. The slight decrease in the Oncology Systems service gross margin was primarily due to an unfavorable geographic mix. We believe the shift of Oncology Systems revenues towards emerging markets will generally continue and may negatively impact Oncology Systems gross margins.

For the first quarter of fiscal year 2014, X-Ray Products gross margin amount and gross margin percentage increased, compared to the year-ago period due to increased volume and improved quality costs in both X-ray tube and X-ray flat panel products.

The gross margin in the Other category decreased marginally in the first quarter of fiscal year 2014 over the year-ago period primarily due to a decrease in gross margin in SIP.

Research and Development

	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Research and development	$58.0	$47.1	23%
As a percentage of total revenues	8.2%	6.9%

The $10.9 million increase in research and development expenses for the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013 was primarily due to an increase in expenses of $7.8 million in Oncology Systems, an increase in expenses of $2 million in the Other category and an increase in expenses of $1.1 million in X-Ray Products. The $7.8 million increase in expenses in Oncology Systems was due to expenses relating to new product development projects and enhancement of existing products.  The increase in expenses of $2 million in the Other category was due to expenses relating to new product development projects and a net increase in costs associated with increased headcount to support our growing business activities in VPT. The $1.1 million increase in expenses in X-Ray Products was due to new product development projects and enhancement of existing flat panel products.

Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Selling, general and administrative	$109.6	$106.5	3%
As a percentage of total revenues	15.4%	15.7%

The $3.1 million increase in selling, general and administrative expenses for the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013 was primarily attributable to: (a) a $7.7 million net increase in employee-related costs, in part for increased headcount to support our growing business activities; (b) a $1.8 million increase in legal fees; and (c) a $1.6 million increase in loss recognized on our equity investment in dpiX Holding LLC. These changes were partially offset by a decrease of $4.1 million due to no restructuring charges incurred in the first quarter of fiscal year 2014 and a decrease in bad debt expense of $4 million.

Interest Income (Expense), Net

	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Interest income, net	$0.4	$0.7	(45%)

For the first quarter of fiscal year 2014, the net decrease in interest income, net of interest expense, over the year-ago period was primarily due to higher interest expense associated with increased borrowings from our credit facilities, partially offset by higher interest income generated from our loan to California Proton Treatment Center, LLC (“CPTC”).

Taxes on Earnings

	Three Months Ended
	December 27, 2013	December 28, 2012	Percent Change
Effective tax rate	31.2%	31.0%	0.2%

The increase in our effective tax rate in the first quarter of fiscal year 2014 compared to first quarter of fiscal year 2013 was primarily due to the geographic mix of earnings.

Our effective tax rate is impacted by the percentage of our total earnings that come from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuation from period to period. See Note 13, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2013 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended
	December 27, 2013	December 28, 2012	Percent Change
Net earnings per diluted share	$0.91	$0.86	6%

The increase in earnings per diluted share in the first quarter of fiscal year 2014 over the year-ago period was due to an increase in total revenues, increase in gross margin percentage and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases, partially offset by an increase in operating expenses and a slight increase in the effective tax rate.

Gross Orders

Total Gross Orders (by segment and region)	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Oncology Systems:
North America	$258.6	$229.7	13%
Total International	274.7	279.1	(2%)
Total Oncology Systems	$533.3	$508.8	5%
X-Ray Products:
North America	$21.9	$45.5	(52%)
Total International	86.3	88.3	(2%)
Total X-Ray Products	$108.2	$133.8	(19%)
Other:	$13.9	$9.1	52%
Total Gross Orders:	$655.4	$651.7	1%

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

Currency exchange rates impacted the Oncology Systems gross orders within our European and Asia regions but did not impact Oncology Systems gross orders on an overall international basis. Oncology Systems gross orders increased 5% on a constant currency basis in the first quarter of fiscal year 2014 as compared to the year-ago period.

For the first quarter of fiscal year 2014, the increase in North American Oncology Systems gross orders over the first quarter of fiscal year 2013 was primarily due to increases in orders of software and software upgrades, hardware and hardware upgrades, and an increase in service orders.

During the first quarter of fiscal year 2014, Oncology Systems gross orders in the international region decreased 2%, compared to the year-ago period. The decrease in gross orders in the international region in the first quarter of fiscal year 2014, over the year-ago period, was due to decreases in orders in Asia and rest of world region from hardware, software and service, partially offset by an increase in orders in Europe. The decrease in orders in Asia was due to slower purchasing activity, competitive pressure, and negative impact of currency fluctuations. The increase in orders from Europe was primarily due to an increase in orders from service partially offset by lower hardware and software orders. In Europe, TrueBeam orders as a percentage of high energy accelerators orders increased during the first quarter of fiscal year 2014 as compared to the year-ago quarter.

On a constant currency basis, Oncology Systems gross orders in the international region decreased 1% in the first quarter of fiscal year 2014, compared to the year-ago period.

The trailing 12 months growth in gross orders for Oncology Systems at the end of the first quarter of fiscal year 2014 and at the end of the previous three fiscal quarters was : a 3% total increase, with a 0.4% increase in North America and a 5% increase for the international region, as of December 27, 2013; a 2% total increase, with a 2% decrease in North America and a 6% increase for the international region, as of September 27, 2013; a 4% total increase, with a 3% increase in North America and a 5% increase for the international region, as of June 28, 2013; a 2% total increase, with a 2% increase in North America and a 2% increase for the international region, as of March 28, 2013. Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations, even with an overall shift of orders towards international regions and emerging markets. In addition, the availability of government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

For the first quarter of fiscal year 2014, X-Ray Products gross orders decreased significantly due to decreases in both North American and international gross orders, as compared to the first quarter of fiscal year 2013. In North America, the decrease in gross orders in the first quarter of fiscal year 2014 as compared to the year-ago period was primarily due to the timing of orders. The decrease in international gross orders in the first quarter of fiscal year 2014 as compared for the year-ago period was primarily due to a decrease in gross orders in Asia and to a lesser extent due to a decrease in gross orders in rest of world region, partially offset by an increase in gross orders in Europe. The decreases in gross orders from Asia and rest of world region during the first quarter of fiscal year 2014, compared to the respective year ago period, was primarily due to the timing of orders. During the first quarter of fiscal year 2014, gross orders in Europe increased due to growth in X-ray tubes and X-ray flat panels products including growth in certain new flat panel products. During the first quarter of fiscal year 2014, X-Ray Products gross orders decreased due to decreases in orders of both X-ray tube products and X-ray flat panel products, compared to the year-ago period.

The increase in gross orders in the “Other” category in the first quarter of fiscal year 2014 over the year-ago period was primarily due to an increase in orders from SIP.

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

Net Orders

The below table for net orders is provided for comparison purposes only. Net orders are defined as gross orders less backlog adjustments.

Total Net Orders (by segment and region)	Three Months Ended
(Dollars in millions)	December 27, 2013	December 28, 2012	Percent Change
Oncology Systems:
North America	$233.5	$208.6	12%
Total International	256.1	268.3	(5%)
Total Oncology Systems	$489.6	$476.9	3%
X-Ray Products:
North America	$21.2	$45.5	(53%)
Total International	86.3	87.7	(2%)
Total X-Ray Products	$107.5	$133.2	(19%)
Other:	$11.9	$9.1	30%
Total Net Orders:	$609.0	$619.2	(2%)

Backlog

Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue.  Including the $92 million VPT backlog, our backlog at December 27, 2013 was $2.8 billion, which was a decrease of 1% over the backlog at December 28, 2012. Our Oncology Systems backlog at December 27, 2013 was 2% higher than the backlog at December 28, 2012, which reflected an 11% increase for the international region and a 6% decrease for North America.

We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate and other adjustments. In the first quarter of fiscal years 2014 and 2013, our backlog adjustments were $46.4 million and $32.5 million, respectively.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

(In millions)	December 27, 2013	September 27, 2013	Increase (Decrease)
Cash and cash equivalents	$971	$1,118	$(147)

Our cash and cash equivalents decreased $147 million from $1,118 million at September 27, 2013 to $971 million at December 27, 2013. The decrease in cash and cash equivalents in the first quarter of fiscal year 2014 was primarily due to $156 million of cash used for the repurchase of shares of VMS common stock, $25 million used for repayments under our term loan facility, $24 million used for purchases of property, plant, and equipment, $10 million used to fund a portion of our loan commitment to CPTC for financing the construction and initial operation period of the Scripps Proton Therapy Center, and $8 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units.  These decreases were partially offset by $43 million of cash generated from operating activities and $31 million of cash provided by stock option exercises and employee stock purchases.

At December 27, 2013, we had approximately $175 million, or 18%, of total cash and cash equivalents in the United States. Approximately $796 million, or 82%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of December 27, 2013, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, acquisitions and other lawful corporate purposes.

Cash Flows

	Three Months Ended
(In millions)	December 27, 2013	December 28, 2012
Net cash flow provided by (used in):
Operating activities	$43	$72
Investing activities	(36)	(24)
Financing activities	(154)	1
Effects of exchange rate changes on cash and cash equivalents	—	1
Net increase / (decrease) in cash and cash equivalents	$(147)	$50

Our primary cash inflows and outflows for the first quarter of fiscal year 2014, as compared to the first quarter of fiscal year 2013, were as follows:

—

In the first quarter of fiscal year 2014, we generated net cash from operating activities of $43 million, compared to $72 million in the first quarter of fiscal year 2013. The $29 million decrease in net cash from operating activities during the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013 was driven primarily by a net change of $30 million in operating assets and liabilities (working capital items) and a decrease of non-cash items of $2 million, partially offset by an increase in net earnings of $3 million.

The major contributors to the net change in working capital items in the first quarter of fiscal year 2014 were accrued expenses and other liabilities, inventories, accounts receivable, and accounts payable as follows:

—	Accrued expenses and other liabilities decreased $25 million primarily resulting from a decrease in accrued compensation and benefits due to timing of compensation payments.
—	Inventories increased $24 million due to anticipated customer demands for products in fiscal year 2014 in Oncology Systems, X-Ray Products, and VPT.
—	Accounts receivable increased $19 million primarily due to higher revenues and the timing of collections.
—	Accounts payable decreased $11 million primarily due to the timing of payments.

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

—

We used $36 million for investing activities in the first quarter of fiscal year 2014, compared to $24 million used in the first quarter of fiscal year 2013. During the first quarter of 2014, we used $24 million for purchases of property, plant and equipment, and $10 million to fund a portion of our loan commitment to CPTC. During the first quarter of fiscal year 2013, we used $20 million for purchases of property, plant and equipment and contributed $2 million to the deferred compensation plan trust account.

—

Financing activities used net cash of $155 million in the first quarter of fiscal year 2014 compared to providing net cash of $1 million in the first quarter of fiscal year 2013. During the first quarter of fiscal year 2014, we used $156 million for the repurchase of VMS common stock, $25 million for repayments under our term loan facility and $8 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $31 million of proceeds from employee stock option exercises and employee stock purchases and $4 million in excess tax benefits from share-based compensation. During the first quarter of fiscal year 2013, we received $59 million of proceeds from employee stock option exercises and employee stock purchases, $45 million of net borrowings under our credit facilities and $5 million in excess tax benefits from share-based compensation. These amounts were nearly fully offset by the use of $104 million to repurchase VMS common stock and $4 million to pay employees’ taxes withheld and paid in connection with the vesting of restricted stock and restricted stock units.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.6% of revenues in fiscal year 2014. As further described under “Contractual Obligations,” we had loaned $74.0 million (including accrued interest) to CPTC as of December 27, 2013, and we expect CPTC to continue to draw down the loan facility, under which we have committed to loan up to $115.3 million to CPTC during the construction and initial operation period of the Scripps Proton Therapy Center through fiscal year 2014.

On August 27, 2013, we entered into a credit agreement (as amended to date, the “2013 Credit Agreement”) with certain lenders and Bank of America (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the Term Loan Facility, the “2013 Credit Facility”). The Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2013 Credit Agreement, we have the right to make (i) up to two requests to increase the aggregate commitments under the Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. We may prepay, reduce or terminate the commitments without penalty.  The 2013 Credit Facility contains provisions that limit our ability to pay cash dividends.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) Based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.00% to 0.25% based on the same leverage Ratio, depending upon instructions from us. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from us. At December 27, 2013, borrowings under the 2013 Term Loan Facility totaled $475 million with a weighted average interest rate of 1.29%. At December 27, 2013, there was no amount outstanding on the 2013 Revolving Credit Facility.

The 2013 Credit Agreement contains affirmative and negative covenants applicable to us and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), and (ii) a minimum cash flow coverage ratio. We were in compliance with all covenants under the 2013 Credit Agreement during the first quarter of fiscal year 2014.

In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2013, the Sumitomo Credit Facility was extended. The Sumitomo Credit Facility will expire on April 5, 2014. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of December 27, 2013, there was no outstanding balance under the Sumitomo Credit Facility.

See Note 7 “Borrowings” to the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility and the Sumitomo Credit Facility.

As at December 27, 2013, we had $6.3 million of a term loan outstanding, which is included in current maturities of long-term debt on our Condensed Consolidated Balance Sheet. This interest rate on the loan is 6.7% and the principal amount of the loan is payable in fiscal year 2014.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for at least the next 12 months and into the foreseeable future. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock and fund our loan commitment to CPTC.

Total debt as a percentage of total capital decreased to 22.1% at December 27, 2013 from 22.8% at September 27, 2013 primarily due to repayment of some of our borrowings under our 2013 Term Loan Facility. The ratio of current assets to current liabilities decreased to 2.30 to 1 at December 27, 2013 from 2.33 to 1 at September 27, 2013.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 94 days at December 27, 2013 compared to 87 days at December 28, 2012. Excluding VPT, DSO were 84 days at December 27, 2013 compared to 81 days at December 28, 2012. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of continued economic instability. As of December 27, 2013, approximately 5% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

We repurchased a total of 2,000,000 shares of VMS common stock during the quarter ended December 27, 2013.  During the quarter ended December 28, 2012, we repurchased a total of 1,500,000 shares of VMS common stock.

In August 2012, the VMS Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013. As of December 27, 2013, no shares of VMS common stock remained available for repurchase under this repurchase authorization. All shares that were repurchased have been retired.

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase. As of December 27, 2013, 6,000,000 shares of VMS common stock remained available for repurchase under this repurchase authorization.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of December 27, 2013, our liability for uncertain tax positions was $42.3 million, of which we do not anticipate any payment in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As further described in Note 15, “Variable Interest Entity” of the Notes to the Condensed Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165.3 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and start-up operations of the Scripps Proton Therapy Center. As of December 27, 2013, we had loaned $74.0 million (including accrued interest) to CPTC, and we expect CPTC to continue to draw down this facility during the construction and initial operation period through fiscal year 2014. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we and Siemens will collaborate to develop interfaces that will enable our ARIA oncology information system software to connect with Siemens linear accelerators and imaging systems.  Under the agreement establishing this collaboration, we committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event that certain product development milestones are achieved.  We will also pay for additional licenses beyond minimum quantities set forth in the agreement.  We expect that these interfaces will be commercialized as part of our ARIA oncology information system offering to customers.  The Company made fixed fees payments to Siemens of $2.0 million during the three months ended December 27, 2013 and as of December 27, 2013 had accrued $0.5 million of the fixed fees under the terms of the agreement.  As of December 27, 2013, no amount related to the achievement of product development milestones was payable under this agreement.

During the three months ended December 27, 2013, VMS entered into an amended agreement with dpiX LLC (“dpiX”), and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 27, 2013, we did not have any fixed cost commitments related to this amended agreement.  The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2013 Annual Report.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 27, 2013, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

a) New accounting updates recently adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) amended ASC 210, “Balance Sheet,” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. This guidance became effective for us beginning in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, we have provided additional disclosures in the notes to the condensed consolidated financial statements. The adoption of this amendment concerns disclosure only and did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update became effective for us beginning in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, we have provided additional disclosures in notes to the condensed consolidated financial statements. The adoption of this amendment did not have an impact on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk and Counterparty Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. We are also exposed to credit loss in the event of default by CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up of the Scripps Proton Therapy Center. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on the credit facility described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and accompanying contraction in the credit markets heighten these risks. Concerns over continued economic instability, including the sovereign debt and banking crises in Europe, could make it more difficult for us to collect outstanding receivables and could adversely impact our liquidity.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of December 27, 2013 were $446.3 million and $53.0 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of December 27, 2013. The principal amount of cash and cash equivalents at December 27, 2013 totaled $971 million with a weighted average interest rate of 0.14%. At December 27, 2013, our short-term investment represented a loan of $74.0 million (including accrued interest) to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

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

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.25% based on the same leverage ratio, depending upon instructions from the Company.  Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company.

In addition, the Sumitomo Credit Facility allows us to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our revolving credit facility and term loan facility. As of December 27, 2013, there was no amount outstanding under our revolving credit facility.  As of December 27, 2013, borrowings under the 2013 Term Loan Facility totaled $475 million with a weighted average interest rate of 1.29%.  If the amount outstanding under our term loan facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $5 million. See a detailed discussion of our credit facilities in Item 2, “MD&A – Liquidity and Capital Resources.”

In addition, we had $6.3 million of an unsecured term loan outstanding at December 27, 2013 that carried a weighted average fixed interest rate of 6.7% with principal payments due in fiscal year 2014. To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future. The estimated fair value of our unsecured term loan approximated the principal amount reflected above based on the maturity of this financial instrument.

The estimated fair value of our long-term debt at December 27, 2013, approximates its carrying value because the term loan is carried at a market observable interest rate that resets periodically.

The fair value of our loan to CPTC was $74.0 million at December 27, 2013, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition we do not increase the fair value above its par value as ORIX Capital Markets LLC (“ORIX”), the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value.

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

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal proceedings and claims that are discussed in Note 9, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2013 Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, and financial condition could be adversely affected.

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

Rapid change and technological innovation characterize the markets in which we operate. Our Oncology Systems products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including products such as EDGE™ and TrueBeam, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our X-Ray Products business must also continually improve products at competitive costs. We are investing in long-term growth initiatives, such as development of our SIP and VPT businesses, and expect that we will need to invest more to develop and commercialize new products and technology for these businesses. Accordingly, many of our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part.  In addition, because of the large footprint and high price of many proton therapy systems, including ours, there is increasing demand for development of a smaller, more compact proton therapy system.  Other companies currently offer smaller, less expensive proton therapy systems, and our ability to compete with these companies may depend on our ability to timely develop new technologies to reduce the size and price of our system or provide additional features and functionality that our competitors do not.

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

Our ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by our ability to:

—	properly identify customer needs;
—	prove the feasibility of new products;
—	limit the time required from proof of feasibility to routine production;
—	timely and efficiently comply with internal quality assurance systems and processes;
—	limit the timing and cost of regulatory approvals;
—	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;
—	price our products competitively and profitably;
—

manufacture, deliver and install our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

—	appropriately manage our supply chain;
—	manage customer acceptance and payment for products;
—	manage customer demands for retrofits of both new and old products; and
—	anticipate and compete successfully with competitors.

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

We conduct business globally. Our international revenues accounted for approximately 61% and 57% of revenues from continuing operations during the first quarter of fiscal year 2014 and 2013, respectively, and approximately 57%, 56% and 55% during fiscal years 2013, 2012 and 2011, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

—	currency fluctuations;
—	the lower sales prices and gross margins usually associated with sales of our products in the international region, in particular emerging markets;
—	the longer payment cycles associated with many foreign customers;
—	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;
—	changes in the political, regulatory, safety or economic conditions in a country or region;
—	the imposition by foreign countries of additional taxes, tariffs or other restrictions on foreign trade;
—	the longer period in the international region from placement of any order to revenue recognition;
—	any inability to obtain export licenses and other required export or import licenses or approvals;
—

failure to comply with export laws and requirements, which may result in civil or criminal penalties and restrictions on our ability to export our products, particularly our industrial linear accelerator products;

—

failure to obtain proper business licenses or other documentation, or to otherwise comply with local laws and requirements regarding marketing, sales, service or any other business we conduct in a foreign jurisdiction, which may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction; and

—	the possibility that it may be more difficult to protect our intellectual property in foreign countries.

Although our orders and sales fluctuate from period to period, in recent years our international region has represented a larger share of our business. The more we depend on sales in the international region, the more vulnerable we become to these factors.

As of December 27, 2013, 82% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

If we or any of our suppliers, distributors, agents or customers fail to comply with FDA, FTC and other applicable U.S. regulatory requirements or are perceived to potentially have failed to comply, we may face:

—	adverse publicity affecting both us and our customers;
—	increased pressures from our competitors;
—	investigations by governmental authorities or Warning Letters;
—	fines, injunctions, and civil penalties;
—	partial suspensions or total shutdown of production facilities, or the imposition of operating restrictions;
—	increased difficulty in obtaining required FDA clearances or approvals;
—	losses of clearances or approvals already granted;
—	seizures or recalls of our products or those of our customers;
—	delays in purchasing decisions by customers or cancellation of existing orders;
—	the inability to sell our products;
—	difficulty in obtaining product liability or operating insurance at a reasonable cost, or at all; and
—	civil fines and criminal prosecutions.

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

In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so. If we or any of our suppliers, distributors, agents or customers fail to comply with applicable international regulatory requirements or are perceived to potentially have failed to comply, we may face:

—	adverse publicity affecting both us and our customers;
—	investigations by governmental authorities;
—	fines, injunctions, civil penalties and criminal prosecutions;
—	increased difficulty in obtaining required approvals in foreign countries;
—	losses of clearances or approvals already granted;
—	seizures or recalls of our products or those of our customers;
—	delays in purchasing decisions by customers or cancellation of existing orders; and
—	the inability to sell our products in or to import our products into such countries.

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

On March 23, 2010, President Obama signed into law the Affordable Care Act. While we are continuing to evaluate the Affordable Care Act, it could adversely impact the demand for our products and services, and therefore our financial position and results of operations, possibly materially.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we are currently involved in a patent infringement lawsuit relating to our Real-time Position Management™ technology initiated in 2007 by the University of Pittsburgh. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. For example, in the University of Pittsburgh patent infringement case, as of December 27, 2013 we are subject to a court judgment that could result in the Company incurring up to approximately $102 million in damages, including prejudgment interest, plus an ongoing royalty for sales after the date of judgment. While we have appealed the findings against us, this appeal is subject to uncertainties and we cannot provide assurance as to its outcome. As of December 27, 2013, we had accrued an aggregate of approximately $5 million for the low end of the range of the probable settlement value for the University of Pittsburgh matter. If actual liabilities significantly exceed the estimates made, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, even if a third party rights holder is willing to license its rights to us, the amounts we might be required to pay under the associated royalty or license agreement could be significant.

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

We rely upon the supplies of certain raw materials such as tungsten, lead, iridium and copper for Oncology Systems and SIP; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes, and high-grade steel, high-grade copper and iron for VPT. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase, this could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

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

Additionally, we have investments in privately held companies that are subject to risk of loss of investment capital.  These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize.  If these companies do not succeed, we could lose some or all of our investment in these companies.

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

—

delay in shipment due, for example, to an unanticipated construction delay at a customer location where our products are to be installed, cancellations or reschedulings by customers, extreme weather conditions, natural disasters, port strikes or other labor actions;

—	a challenge to a bid award for one or more of our products;
—	delay in the installation and/or acceptance of a product;
—	failure to satisfy contingencies associated with an order;
—	the method of accounting used to recognize revenue;
—	a change in a customer’s financial condition or ability to obtain financing; or
—	timing of necessary regulatory approvals or authorizations.

Our quarterly operating results, including our margins, may also be affected by a number of other factors, including:

—	changes in our or our competitors’ pricing or discount levels;
—	changes in foreign currency exchange rates;
—	changes in the relative portion of our revenues represented by our various products, including the relative mix between higher margin and lower margin products;

—

changes in the relative portion of our revenues represented by our international region as a whole, by regions within the overall region, as well as by individual countries (notably those in emerging markets);

—	fluctuation in our effective tax rate, which may or may not be known to us in advance;
—	changes to our organizational structure, which may result in restructuring or other charges;
—	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;
—	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;
—	the impact of changing levels of sales on sole purchasers of certain of our X-ray products;
—	the unfavorable outcome of any litigation or administrative proceeding or inquiry, as well as ongoing costs associated with legal proceedings; and
—	accounting changes and adoption of new accounting pronouncements.

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

We compete for many proton therapy system sales through tenders, where parties compete on price and other factors.  Many companies sell their products at a lower price than we do.  If we are unable to lower our prices or our customers are not willing to pay for additional features and functionality that we may provide, there is a risk we will lose sales, and if we lower our prices to gain business, our margins and other financial results may suffer.  Further, the award of certain proton therapy system orders may be subject to challenge by third parties, which can make these orders more unpredictable than orders for other products. Because an order for a proton therapy system can be relatively large and complex, the sales and customer decision cycles for proton therapy projects may take several years, and an order in one fiscal period (or the cancellation of an order as a result of bid challenge or otherwise) will cause our gross orders to vary significantly, making comparisons between fiscal periods more difficult. We expect that a limited number of customers will account for a substantial portion of VPT’s business for the foreseeable future. In instances where one customer undertakes multiple proton center projects, an adverse event with respect to one project could cause an adverse event with respect to the other projects, which could adversely impact our operating results.

Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected.  It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired.  As of December 27, 2013, the goodwill of VPT was $61.1 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.

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

Information technology helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. There is an increasing threat of information security attacks that pose risk to companies, including Varian. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. If our data management systems do not effectively collect, secure, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our operating results internally and externally.

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

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of December 27, 2013, customer contracts with remaining terms of more than one year amounted to approximately five percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2013 – October 25, 2013	500,000	$76.49	500,000	1,500,000
October 26, 2013 – November 22, 2013	700,000	$72.99	700,000	800,000
November 23, 2013 – December 27, 2013	800,000	$78.06	800,000	6,000,000
Total	2,000,000	$75.89	2,000,000
(1)

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase. As of December 27, 2013, 6,000,000 shares of VMS common stock remained available for repurchase under this repurchase authorization.

The preceding table excludes 110,401 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

 The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)
Dated: January 30, 2014	By:	/S/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance
and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1

Amendment No. 1, effective as of September 27, 2013, to the Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each of the lenders signatory thereto.

10.2

Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for restricted stock unit awards granted in the United States on or after October 1, 2013).

10.3	Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for performance unit awards granted on or after October 1, 2013).
15.1	Letter Regarding Unaudited Interim Financial Information.
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
†

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three months ended December 27, 2013 and December 28, 2012; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three months ended December 27, 2013 and December 28, 2012; (iii) Condensed Consolidated Balance Sheets at December 27, 2013 and September 27, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 27, 2013 and December 28, 2012; and (v) Notes to Condensed Consolidated Financial Statements for the three months ended December 27, 2013 and December 28, 2012.