Form 10-Q
period 2014-03-28
VARIAN MEDICAL SYSTEMS INC
filed 2014-05-05
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,952,365 shares of common stock, par value $1 per share, outstanding as of April 25, 2014.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended March 28, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Product	$541,940	$546,468	$1,023,376	$1,014,476
Service	236,566	221,890	466,632	432,280
Total revenues	778,506	768,358	1,490,008	1,446,756
Cost of revenues:
Product	344,512	347,445	643,046	642,370
Service	105,684	101,275	209,073	193,660
Total cost of revenues	450,196	448,720	852,119	836,030
Gross margin	328,310	319,638	637,889	610,726
Operating expenses:
Research and development	60,677	50,903	118,680	98,020
Selling, general and administrative	114,959	113,031	224,541	219,512
Litigation settlement	25,130	-	25,130	-
Total operating expenses	200,766	163,934	368,351	317,532
Operating earnings	127,544	155,704	269,538	293,194
Interest income	2,458	1,705	4,723	3,244
Interest expense	(1,855)	(1,026)	(3,748)	(1,892)
Earnings before taxes	128,147	156,383	270,513	294,546
Taxes on earnings	35,359	43,595	79,765	86,475
Net earnings	$92,788	$112,788	$190,748	$208,071
Net earnings per share - basic	$0.89	$1.04	$1.82	$1.91
Net earnings per share - diluted	$0.88	$1.02	$1.79	$1.88
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	104,152	108,841	105,038	109,038
Weighted average shares outstanding - diluted	105,446	110,650	106,414	110,863

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2014	2013	2014	2013
Net earnings	$92,788	$112,788	$190,748	$208,071
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax expense of ($6) and ($12) for the three and six months ended March 28, 2014 respectively, and ($5) and ($10) for the corresponding periods of fiscal 2013, respectively	37	37	75	73
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($100) and ($201) for the three and six months ended March 28, 2014, respectively, and ($132) and ($265) for the corresponding periods of fiscal 2013, respectively	435	563	870	1,127
	472	600	945	1,200
Unrealized gain on derivatives:
Increase in unrealized gain (loss), net of tax benefit/(expense) of $419 and ($779) for the three and six months ended March 28, 2014, respectively, and ($758) and ($864) for the corresponding periods of fiscal 2013, respectively	(685)	1,262	1,299	1,439
Reclassification adjustments, net of tax benefit of $610 and $479 for the three and six months ended March 28, 2014, respectively, and $76 and $361 for the corresponding periods of fiscal 2013, respectively	(1,017)	(126)	(798)	(601)
	(1,702)	1,136	501	838
Currency translation adjustment	(479)	(4,808)	990	108
Other comprehensive earnings (loss)	(1,709)	(3,072)	2,436	2,146
Comprehensive earnings	$91,079	$109,716	$193,184	$210,217

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28,	September 27,
(In thousands, except par values)	2014	2013 (1)
Assets
Current assets:
Cash and cash equivalents	$938,997	$1,117,861
Short-term investment	79,444	62,700
Accounts receivable, net of allowance for doubtful accounts of $18,757 at March 28, 2014 and $14,735 at September 27, 2013	786,029	698,254
Inventories	561,194	535,223
Prepaid expenses and other current assets	175,281	168,495
Deferred tax assets	137,359	122,250
Total current assets	2,678,304	2,704,783
Property, plant and equipment, net	325,842	315,331
Goodwill	226,829	225,335
Other assets	244,863	223,025
Total assets	$3,475,838	$3,468,474
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$170,364	$194,272
Accrued expenses	370,525	320,884
Product warranty	49,445	39,050
Deferred revenues	418,247	389,479
Advance payments from customers	169,905	160,644
Current maturities of long-term debt	56,250	56,250
Total current liabilities	1,234,736	1,160,579
Long-term debt	412,500	450,000
Other long-term liabilities	149,586	144,048
Total liabilities	1,796,822	1,754,627
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	-	-
Common stock of $1 par value: 189,000 shares authorized; 104,019 and 106,491 shares issued and outstanding at March 28, 2014 and at September 27, 2013, respectively	104,019	106,491
Capital in excess of par value	650,684	637,084
Retained earnings	961,948	1,010,343
Accumulated other comprehensive loss	(37,635)	(40,071)
Total stockholders' equity	1,679,016	1,713,847
Total liabilities and stockholders' equity	$3,475,838	$3,468,474

(1) The condensed consolidated balance sheet as of September 27, 2013 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 28,	March 29,
(In thousands)	2014	2013
Cash flows from operating activities:
Net earnings	$190,748	$208,071
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	18,640	23,391
Tax benefits from exercises of share-based payment awards	8,544	8,162
Excess tax benefits from share-based compensation	(8,482)	(7,503)
Depreciation	28,701	30,291
Amortization of intangible assets	1,938	2,215
Deferred taxes	(14,567)	3,714
Provision for doubtful accounts receivable	5,633	4,110
Loss on equity investment in affiliate	600	564
Other, net	(1,553)	(169)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(99,465)	(49,532)
Inventories	(23,062)	(46,708)
Prepaid expenses and other assets	(5,354)	(21,344)
Accounts payable	(16,309)	(8,162)
Accrued expenses and other liabilities	45,074	(65,426)
Deferred revenues and advance payments from customers	38,027	20,842
Net cash provided by operating activities	169,113	102,516
Cash flows from investing activities:
Purchases of property, plant and equipment	(43,805)	(38,853)
Investment in corporate debt security	(13,746)	(4,610)
Net amounts received from deferred compensation plan trust account	-	400
Other	(1,356)	(296)
Net cash used in investing activities	(58,907)	(43,359)
Cash flows from financing activities:
Repurchases of common stock	(314,525)	(193,890)
Proceeds from issuance of common stock to employees	64,085	80,582
Excess tax benefits from share-based compensation	8,482	7,503
Employees' taxes withheld and paid for restricted stock and restricted stock units	(8,478)	(4,531)
Net borrowings under line of credit agreements	-	79,750
Repayments under term loan facility	(37,500)	-
Other	(408)	(25)
Net cash used in financing activities	(288,344)	(30,611)
Effects of exchange rate changes on cash and cash equivalents	(726)	6,617
Net increase/(decrease) in cash and cash equivalents	(178,864)	35,163
Cash and cash equivalents at beginning of period	1,117,861	704,570
Cash and cash equivalents at end of period	$938,997	$739,733

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2013 (the “2013 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 28, 2014 and September 27, 2013, results of operations and statements of comprehensive earnings for the three and six months ended March 28, 2014 and March 29, 2013, and cash flows for the six months ended March 28, 2014 and March 29, 2013. The results of operations for the three and six months ended March 28, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Segment Reporting

During the second quarter of fiscal year 2014, the Company changed its organizational structure resulting in a change in operating and reportable segments. The Company’s operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components.  The Company’s Ginzton Technology Center (“GTC”) and Varian Particle Therapy (“VPT”) businesses are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. Refer to Note 17, “Segment Information.”

Reclassifications

Certain items in the condensed consolidated statements of earnings have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported total revenues, total cost of revenues and net earnings.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2014 is the 52-week period ending September 26, 2014, and fiscal year 2013 was the 52-week period that ended on September 27, 2013. The fiscal quarters ended March 28, 2014 and March 29, 2013 were both 13-week periods.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

2. BALANCE SHEET COMPONENTS:

	March 28,	September 27,
(In millions)	2014	2013
Short-term Investment:
Corporate debt security:
Amortized cost	$79.4	$62.7
Unrealized gain (loss)	-	-
Fair value	$79.4	$62.7

The short-term investment, which represents a loan to California Proton Treatment Center, LLC (“CPTC”), is classified as an available-for-sale corporate debt security. See Note 15, “Variable Interest Entity.”

	March 28,	September 27,
(In millions)	2014	2013
Inventories:
Raw materials and parts	$287.5	$276.6
Work-in-process	106.2	91.6
Finished goods	167.5	167.0
Total inventories	$561.2	$535.2

	March 28,	September 27,
(In millions)	2014	2013
Other long-term liabilities:
Long-term income taxes payable	$53.9	$41.9
Other	95.7	102.1
Total other long-term liabilities	$149.6	$144.0

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

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at March 28, 2014:
Corporate debt security	$-	$-	$79.4	$79.4
Derivative assets	-	0.3	-	0.3
Option to purchase a company	-	-	1.4	1.4
Total assets measured at fair value	$-	$0.3	$80.8	$81.1

Liabilities at March 28, 2014:
Derivative liabilities	$-	$(0.3)	$-	$(0.3)
Contingent consideration	-	-	(1.5)	(1.5)
Total liabilities measured at fair value	$-	$(0.3)	$(1.5)	$(1.8)

Assets at September 27, 2013:
Money market funds	$50.0	$-	$-	$50.0
Corporate debt security	-	-	62.7	62.7
Option to purchase a company	-	-	1.4	1.4
Total assets measured at fair value	$50.0	$-	$64.1	$114.1

Liabilities at September 27, 2013:
Derivative liabilities	$-	$(1.1)	$-	$(1.1)
Contingent consideration	-	-	(2.5)	(2.5)
Total liabilities measured at fair value	$-	$(1.1)	$(2.5)	$(3.6)

Money market funds are included under cash and cash equivalents, corporate debt security is included under short-term investment, derivative assets are included under prepaid expenses and other current assets, option to purchase a company is included under other assets, derivative liabilities are included under accrued liabilities and contingent consideration is included under accrued liabilities and other-long term liabilities on the condensed consolidated balance sheets.

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

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

			Option to
	Corporate Debt	Contingent	Purchase a
(In millions)	Security	Consideration	Company
Balance at September 27, 2013	$62.7	$(2.5)	$1.4
Additions, including accrued interest	16.7	-	-
Settlements (1)	-	0.4	-
Change in fair value recognized in earnings	-	0.6	-
Balance at March 28, 2014	$79.4	$(1.5)	$1.4

(1)	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended March 28, 2014 or the three months and six months ended March 29, 2013. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Fair Value of Other Financial Instruments

The fair values of certain of the Company’s financial instruments, including bank deposits and certificate of deposits included in cash and cash equivalents, accounts payable, accounts receivable, net of allowance for doubtful accounts, and note receivable approximate their carrying amounts due to their short maturities.

As of both March 28, 2014 and September 27, 2013, the fair value of current maturities of long-term debt approximated its carrying value of $56 million, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $413 million and $450 million, at March 28, 2014 and September 27, 2013, respectively, because the term loan is carried at a market observable interest rate that resets periodically and is categorized as level 2 in the fair value hierarchy.

4. Financing Receivables and Allowance for Credit Losses

A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Condensed Consolidated Balance Sheets.

The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year and the related allowance for doubtful accounts are presented in the following table:

	March 28,	September 27,
(In millions)	2014	2013
Accounts receivable with contractual maturities of more than one year:
Gross amount	$35.9	$28.0
Allowance for doubtful accounts	(3.0)	(3.0)
Net amount	$32.9	$25.0
Amount past due	$3.6	$3.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the three months and six months ended March 28, 2014, the Company sold $2.0 million and $3.0 million of accounts receivable with contractual maturities of more than one year, respectively. During the three and six months ended March 29, 2013, the Company sold $0.5 million and $1.1 million of accounts receivable with contractual maturities of more than one year, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

	March 28,	September 27,
(In millions)	2014	2013
Intangible Assets:
Acquired existing technology	$37.5	$36.6
Patents, licenses and other	27.4	29.0
Customer contracts and supplier relationship	10.9	10.9
Accumulated amortization	(53.3)	(53.1)
Net carrying amount	$22.5	$23.4

Amortization expense for intangible assets was $0.8 million and $1.1 million for the three months ended March 28, 2014 and March 29, 2013, respectively, and $1.9 million and $2.2 million for the six months ended March 28, 2014, and March 29, 2013, respectively. The Company estimates amortization expense for the remaining six months of fiscal year 2014, fiscal year 2015, fiscal year 2016, fiscal year 2017, fiscal year 2018, fiscal year 2019 and thereafter, will be as follows (in millions): $2.7, $5.3, $4.6, $2.0, $1.8, and $6.1, respectively.

The following table reflects the activity of goodwill by reportable operating segment:

	Oncology	Imaging
(In millions)	Systems	Components	Other	Total
Balance at September 27, 2013	$132.0	$33.2	$60.1	$225.3
Acquisition of business	0.6	-	-	0.6
Foreign currency translation adjustments	-	-	0.9	0.9
Balance at March 28, 2014	$132.6	$33.2	$61.0	$226.8

6. RELATED PARTY TRANSACTIONS

VMS has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s Imaging Components’ digital image detectors and for its Oncology Systems’ On-Board Imager® (“OBI”), and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net profits or losses are allocated to the members in accordance with their ownership interests.

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income of $0.8 million in the three months ended March 28, 2014 and a loss of $0.7 million in the three months ended March 29, 2013 on the equity investment in dpiX Holding. VMS recorded a loss of $0.6 million and $0.5 million in the six months ended March 28, 2014 and March 29, 2013, respectively, on the equity investment in dpiX Holding. Income and loss on the equity investment in dpiX Holding is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in “Other assets” in the Condensed Consolidated Balance Sheets, was $47.2 million at March 28, 2014 and $49.7 million at September 27, 2013.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

During the three months ended March 28, 2014 and March 29, 2013, the Company purchased glass transistor arrays from dpiX totaling $5.7 million and $5.3 million, respectively. During the six months ended March 28, 2014 and March 29, 2013, the Company purchased glass transistor arrays from dpiX totaling $9.2 million and $16.1 million, respectively. The purchases of glass transistor arrays are included as a component of “Inventories” in the Condensed Consolidated Balance Sheets or “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings.

In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of March 28, 2014, the Company had fixed cost commitments of $8.6 million related to this amended agreement, for the remaining six months of fiscal year 2014. The fixed cost commitment for future years will be determined based on forecasted dpiX sales and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

7. BORROWINGS

On August 27, 2013, VMS entered into a credit agreement (as amended to date, the “2013 Credit Facility”) with certain lenders and Bank of America (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2013 Credit Agreement, the Company has the right to make (i) up to two requests to increase the aggregate commitments under the Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. The 2013 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends. The proceeds of the Credit Facility may be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.00% to 0.25% based on the same leverage Ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company. At March 28, 2014, borrowings under the 2013 Term Loan Facility totaled $462.5 million with a weighted average interest rate of 1.28%. At September 27, 2013, borrowings under the 2013 Term Loan Facility totaled $500 million with a weighted average interest rate of 1.31%. At March 28, 2014 and September 27, 2013, there were no amounts outstanding on the 2013 Revolving Credit Facility.

Subject to certain limitations on the amount secured, a pledge of stock issued by certain of our present and future subsidiaries that are deemed to be material under the terms of the 2013 Credit Facility serve as security for the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of March 28, 2014, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. The 2013 Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of March 28, 2014, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.

The 2013 Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), and (ii) a minimum cash flow coverage ratio. The Company was in compliance with all covenants under the 2013 Credit Agreement for all periods within these condensed consolidated financial statements in which it was in existence.

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

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2014, the Sumitomo Credit Facility was extended and will expire in March 2015. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of March 28, 2014 and September 27, 2013, there were no outstanding amounts under the Sumitomo Credit Facility.

At both March 28, 2014 and September 27, 2013, VMS also had $6.3 million of unsecured term loan outstanding, which is included in current maturities of long-term debt in the Condensed Consolidated Balance Sheets. At March 28, 2014, the interest rate on the loan was 6.7%. The principal amount of the loan and accrued interest was repaid in April 2014.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
		March 28,	September 27,		March 28,	September 27,
	Balance Sheet	2014	2013	Balance Sheet	2014	2013
(In millions)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$-	$-	Accrued liabilities	$0.3	$1.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.3	-	Accrued liabilities	-	-
Total derivatives		$0.3	$-		$0.3	$1.1

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Summary of Significant Accounting Policies” in the Consolidated Financial Statements in the Company’s 2013 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of March 28, 2014 and September 27, 2013, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. Dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contracts may be entered into several times a quarter and range from one to thirteen months. As of March 28, 2014, the foreign currency forward contracts ranged from one to thirteen months in maturity.

The Company designates and accounts for certain of its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts excluded from the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and six months ended March 28, 2014, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of March 28, 2014, all forecasted cash flows were still probable to occur. As of March 28, 2014, net unrealized loss on derivative instruments of $0.3 million, before tax, was included in “Accumulated other comprehensive loss,” and is expected to be reclassified to earnings over the 12 months that follow.

The Company had the following outstanding foreign currency forward contracts that were designated as cash flow hedges:

At March 28, 2014
Notional Value
(In millions)	Sold
Euro	$27.2
Total	$27.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other				Location of Gain	Gain (Loss) Reclassified from Accumulated Other
	Comprehensive Income				(Loss) Reclassified	Comprehensive Income into Net Earnings
	(Effective Portion)				from Accumulated	(Effective Portion)
	Three Months Ended		Six Months Ended		Other Comprehensive	Three Months Ended		Six Months Ended
Income into Net
	March 28,	March 29,	March 28,	March 29,	Earnings (Effective	March 28,	March 29,	March 28,	March 29,
(In millions)	2014	2013	2014	2013	Portion)	2014	2013	2014	2013
Foreign currency forward contracts	$(1.1)	$2.0	$2.1	$2.3	Revenues	$1.7	$0.2	$1.3	$1.0

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

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) originally designated as cash flow hedges (primarily in Japanese yen) and were subsequently de-designated when the forecasted revenues were recognized:

	At March 28, 2014
		Notional
	Notional	Value
(In millions)	Value Sold	Purchased
Australian dollar	$16.7	$-
Brazilian real	2.4	-
British pound	17.5	-
Canadian dollar	2.8	-
Euro	178.0	-
Japanese yen	153.5	-
Norwegian krone	4.7	-
Swedish krona	5.1	-
Swiss franc	-	45.0
Totals	$380.7	$45.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments:

Location of Gain Recognized in Income on	Amount of Gain (Loss) Recognized in Net		Amount of Gain Recognized in Net
Derivative	Earnings on Derivative		Earnings on Derivative
	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In millions)	2014	2013	2014	2013
Selling, general and administrative expenses	$(3.2)	$9.8	$1.5	$12.3

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s default on its borrowings, and deterioration of creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of March 28, 2014 and September 27, 2013, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
	March 28,	March 29,
(In millions)	2014	2013
Accrued product warranty, at beginning of period	$53.2	$52.8
Charged to cost of revenues	25.8	25.8
Actual product warranty expenditures	(26.9)	(27.2)
Accrued product warranty, at end of period	$52.1	$51.4

Long-term accrued product warranty costs of $2.7 and $14.1 million are included under “Other long-term liabilities” in the Condensed Consolidated Balance Sheets as of March 28, 2014 and September 27, 2013, respectively.

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165.3 million loan facility for CPTC, under which the subsidiary committed to loan up to $115.3 million to finance the construction and start-up operations of a proton therapy center. See Note 15, “Variable Interest Entity” for additional discussion.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. As of March 28, 2014, the outstanding fixed fees commitment for the Siemens agreement was $7 million. As of March 28, 2014, accrual for fixed fees was $1 million and no amount relating to the license fees was payable under this agreement. See Note 16, “Strategic Arrangement” for additional discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of March 28, 2014, the Company had a fixed cost commitment of $8.6 million related to this amended agreement, for the remaining six months of fiscal year 2014.  The fixed cost commitment for future years will be determined based on forecasted dpiX sales and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).  See Note 6 “Related Party Transactions” for additional discussion.

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

The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) during the three months ended March 28, 2014 and March 29, 2013, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.5 million and $0.4 million (net of amounts borne by VI and VSEA) during the six months ended March 28, 2014 and March 29, 2013, respectively, on such costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of March 28, 2014, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.9 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of March 28, 2014. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.9 million for these cleanup projects as of March 28, 2014. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of March 28, 2014, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $6.0 million to $35.6 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of March 28, 2014. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $11.9 million at March 28, 2014. Accordingly, the Company has accrued $9.2 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.9 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.2 million at March 28, 2014 and $2.4 million at September 27, 2013. The current and noncurrent receivables portion from that insurer is included in “Prepaid expenses and other current assets” and “Other assets,” and the payable portion to that insurer is included “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters include, as of March 28, 2014, a patent infringement lawsuit initiated on April 13, 2007 by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”) technology. The lawsuit was dismissed and re-filed on June 16, 2008 in the Northern District of California. The case was subsequently transferred to the United States District Court for the Western District of Pennsylvania (“trial court”). On or about December 21, 2011, the trial court entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. Subsequently, in early 2012, in the proceedings at the trial court on the remaining issues in litigation, it was found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $40 million in actual damages and (iii) that the subject patent was valid. The trial court had ordered the Company to pay a total of approximately $102 million, comprised of approximately $80 million in enhanced damages (a doubling of the damages amount), pre-judgment interest to the damage award of approximately $13 million and approximately $9 million in attorneys’ fees. The trial court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. The Company appealed the findings against it. In January 2014, the Company entered into a settlement agreement with the University of Pittsburgh that was dependent upon the appellate ruling.  In April 2014, the appellate court issued an opinion affirming the trial court judgment in part and reversing it in part. Based on the opinion and the terms of the settlement agreement, the Company will pay approximately $35 million to the University of Pittsburgh in the third fiscal quarter of 2014. Prior to the beginning of the second quarter of fiscal year 2014, the Company had accrued in aggregate approximately $5 million for the low end of the range of the probable settlement value for this matter. The Company accrued approximately an additional $25 million of the $35 million in the second quarter of fiscal year 2014 for all damages and interest related to the case. The Company will record the remaining amount of approximately $5 million for future royalties as prepaid royalties in the third quarter of fiscal year 2014, and will amortize that amount over the remaining life of the patent of approximately two and a half years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a range of reasonably possible losses with respect to all other matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

Restructuring Charges

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualified employees during the first quarter of fiscal year 2013. The Company incurred restructuring charges of approximately $2.6 million and $6.7 million during the three and six months ended March 29, 2013. No restructuring charges were incurred during the three and six months ended March 28, 2014 in relation to this or any other restructuring program.

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands)	2014	2013	2014	2013
Defined Benefit Plans
Service cost	$1,026	$1,200	$2,049	$2,429
Interest cost	1,532	1,295	3,046	2,615
Expected return on plan assets	(1,957)	(1,407)	(3,892)	(2,847)
Amortization of prior service cost	42	40	85	80
Recognized actuarial loss	538	681	1,077	1,363
Net periodic benefit cost	$1,181	$1,809	$2,365	$3,640
Post-Retirement Benefit Plans
Interest cost	$43	$40	$86	80
Amortization of prior service cost	1	1	2	2
Recognized actuarial (gain) / loss	(3)	15	(6)	30
Net periodic benefit cost	$41	$56	$82	$112

The Company made contributions to the defined benefit plans of $3.1 million during the six months ended March 28, 2014. The Company currently expects total contributions to the defined benefit plans for fiscal year 2014 will be approximately $6.4 million. The Company made contributions to the post-retirement benefit plans of $0.2 million during the six months ended March 28, 2014. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2014 will be approximately $0.5 million.

11. INCOME TAXES

The Company’s effective tax rate was 27.6% for the three months ended March 28, 2014, compared to 27.9% for the same period of fiscal year 2013. The decrease in the Company’s effective tax rate during the three months ended March 28, 2014 compared to the prior period was primarily due to the geographic mix of earnings. For the six months ended March 28, 2014, the Company’s effective tax rate was 29.5%, compared to 29.4% for the six months ended March 29, 2013. The slight increase in the Company’s effective tax rate during the six months ended March 28, 2014 compared to the prior period was because the prior period included the benefit of the retroactive reinstatement of the federal R&D credit which was largely offset by the favorable shift in the mix of geographic earnings during the six months ended March 28, 2014.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The total amount of unrecognized tax benefits did not change by a material amount during the six months ended March 28, 2014; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation and audit settlements in various jurisdictions.

12. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

In August 2012, the VMS Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013. The Company repurchased a total of 2,000,000 shares of VMS common stock during the three months ended December 27, 2013 and thereafter no shares of VMS common stock remained available for repurchase under this repurchase authorization. All shares that were repurchased have been retired.

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. The Company repurchased a total of 2,000,000  shares of VMS common stock during the three months ended March 28, 2014. All shares that were repurchased have been retired. As of March 28, 2014, 4,000,000 shares of VMS common stock remained available for repurchase under this repurchase authorization.

Other Comprehensive Earnings

The changes in accumulated other comprehensive earnings (loss) by component and related tax effects are summarized as follows (in thousands):

		Net
		Unrealized
	Net Unrealized Gains	Gains		Accumulated
	(Losses) Defined	(Losses)	Cumulative	Other
	benefit pension and	Cash Flow	Translation	Comprehensive
	post-retirement	Hedging	Adjustment	Earnings
	benefit plans	Instruments	and Other	(Loss)
Balance at September 27, 2013	$(40,081)	$(691)	$701	$(40,071)
Other comprehensive earnings before reclassifications	-	2,078	990	3,068
Amounts reclassified out of other comprehensive earnings	1,158	(1,277)	-	(119)
Tax expense	(213)	(300)	-	(513)
Balance at March 28, 2014	$(39,136)	$(190)	$1,691	$(37,635)

		Net
		Unrealized
	Net Unrealized Gains	Gains		Accumulated
	(Losses) Defined	(Losses)	Cumulative	Other
	benefit pension and	Cash Flow	Translation	Comprehensive
	post-retirement	Hedging	Adjustment	Earnings
	benefit plans	Instruments	and Other	(Loss)
Balance at September 28, 2012	$(48,623)	$531	$(8,529)	$(56,621)
Other comprehensive earnings before reclassifications	-	2,303	108	2,411
Amounts reclassified out of other comprehensive earnings	1,475	(962)	-	513
Tax expense	(275)	(503)	-	(778)
Balance at March 29, 2013	$(47,423)	$1,369	$(8,421)	$(54,475)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2014	2013	2014	2013
Comprehensive Earnings Components	Income (Loss) Before Taxes		Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized gains and (losses) on defined benefit pension and post-retirement benefit plans	$(578)	$(738)	$(1,158)	$(1,475)	Cost of Revenues & Operating Expenses
Unrealized gains and (losses) on cash flow hedging instruments	1,627	202	1,277	962	Revenues
Total amounts reclassified out of other comprehensive earnings	$1,049	$(536)	$119	$(513)

13. EMPLOYEE STOCK PLANS

The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands, except per share amounts)	2014	2013	2014	2013
Cost of revenues - Product	$717	$1,274	$1,424	$2,385
Cost of revenues - Service	1,115	1,098	2,062	1,461
Research and development	1,320	1,487	2,621	3,226
Selling, general and administrative	6,444	9,369	12,533	16,319
Total share-based compensation expense	9,596	13,228	18,640	23,391
Taxes on earnings	(2,939)	(4,009)	(5,737)	(7,178)
Net share-based compensation expense	$6,657	$9,219	$12,903	$16,213

During the six months ended March 28, 2014, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2014	2013	2014	2013
Employee Stock Option Plans
Expected term (in years)	4.11	4.77	4.13	4.76
Risk-free interest rate	1.2%	0.8%	1.2%	0.6%
Expected volatility	24.6%	30.9%	24.6%	32.3%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$18.21	$19.56	$18.23	$19.74

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended
	March 28,	March 29,
	2014	2013
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.1%	0.1%
Expected volatility	14.5%	19.3%
Expected dividend	0.0%	0.0%
Weighted average fair value at grant date	$13.98	$13.65

A summary of share-based awards available for grant is as follows:

Shares
Available
(In thousands)	for Grant
Balance at September 27, 2013	9,925
Granted	(1,915)
Cancelled or expired	68
Balance at March 28, 2014	8,078

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

Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(In thousands, except per share amounts)	Shares	Price	Term (in years)	Value (1)
Balance at September 27, 2013	4,485	$53.02
Granted	619	83.49
Cancelled or expired	(11)	66.16
Exercised	(1,182)	47.97
Balance at March 28, 2014	3,911	$59.35	3.6	$91,241

Exercisable at March 28, 2014	2,828	$53.04	2.6	$83,282

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $82.49 as of March 28, 2014, the last trading date of the second quarter of fiscal year 2014, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of March 28, 2014, there was $16.7 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

		Weighted Average
		Grant-Date Fair
(In thousands, except per share amounts)	Shares	Value
Balance at September 27, 2013	1,035	$64.36
Granted	464	82.51
Vested	(325)	63.06
Cancelled or expired	(18)	69.31
Balance at March 28, 2014	1,156	$72.08

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

As of March 28, 2014, unrecognized compensation expense totaling $55.6 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net earnings	$92,788	$112,788	$190,748	$208,071
Weighted average shares outstanding - basic	104,152	108,841	105,038	109,038
Dilutive effect of potential common shares	1,294	1,809	1,376	1,825
Weighted average shares outstanding - diluted	105,446	110,650	106,414	110,863
Net earnings per share - basic	$0.89	$1.04	$1.82	$1.91
Net earnings per share - diluted	$0.88	$1.02	$1.79	$1.88
Anti-dilutive employee shared based awards, excluded	657	658	1,040	883

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

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC. The Company began recognizing revenues under this contract in the fourth quarter of fiscal 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system which commenced in the quarter ended December 27, 2013. In addition, in September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million to CPTC. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under this facility is $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. As of March 28, 2014, the Company had loaned $79.4 million (including accrued interest) of its $115.3 million commitment, which is reported as a current asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $115.3 million committed under the loan facility. The Company may sell all or a portion of its participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, the Company will not be required to make further loan advances for the portion of the facility that is sold.

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

As of March 28, 2014, in addition to the $79.4 million loan to CPTC, the Company had recorded $51.7 million in accounts receivable from CPTC, which includes unbilled accounts receivable. As of September 27, 2013, the outstanding loan balance to CPTC was $62.7 million and the accounts receivable balance from CPTC was $48.4 million, which includes unbilled accounts receivable. The Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

16. STRATEGIC ARRANGEMENT

In April 2012, VMS entered into a strategic global partnership with Siemens through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. The Company will also pay for additional licenses beyond the minimum quantities set forth in the agreement. The Company made fixed fees payments to Siemens of $2.0 million during the six months ended March 28, 2014, and as of March 28, 2014 had accrued $1.0 million of the fixed fees under the terms of the agreement. As of March 28, 2014, no amount relating to the license fees was payable under this agreement.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In addition, pursuant to this agreement, the Company represents Siemens diagnostic imaging products to radiation oncology clinics in most international markets and in North America, and Siemens, in turn, represents the Company’s equipment and software products for radiotherapy and radiosurgery within its offerings to its healthcare customers in agreed upon countries. The Company receives commissions from Siemens for sales agency activities provided to Siemens and makes commission payments to Siemens for sales agency activities provided to the Company as part of this agreement. This agreement also provides a framework for both companies to explore opportunities to co-develop new imaging and treatment solutions in the future. The commission income and expense relating to this agreement was immaterial for the three and six months ended March 28, 2014 and March 29, 2013.

17. SEGMENT INFORMATION

During the second quarter of fiscal year 2014, the Company changed its organizational structure resulting in a change in operating and reportable segments. The Company’s operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Imaging Components segment includes the Company’s X-ray imaging tubes and flat panel products (previously reported as “X-Ray Products” segment), as well as our security and inspection products (previously reported as “Security and Inspection Products” under the “Other” category).The Company’s GTC and VPT businesses are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. There was no change to the reporting units as a result of the change in operating segments.

Description of Segments

The Oncology Systems segment designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiotherapy, stereotactic body radiotherapy, stereotactic radiosurgery and brachytherapy. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by neurosurgeons to perform stereotactic radiosurgery. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.

The Imaging Components segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography and industrial applications. The Company’s X-ray imaging components are sold to large imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems. The Company sells X-ray tubes and flat panel digital image detectors for filmless X-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”) to small OEM customers, independent service companies and directly to end-users for replacement purposes. The Imaging Components segment also designs, manufactures, sells and services Linatron® X-ray accelerators, imaging processing software and image detection products (including IntellXTM) for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate its products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries for nondestructive product examination purposes.

The Company has two other businesses, VPT and GTC, that are reported together under the “Other” category.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table summarizes selected operating results information for each reportable segment. Prior period numbers have been recast to conform to the current period’s presentation:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
(In millions)	2014	2013	2014	2013
Revenues
Oncology Systems	$603.1	$581.8	$1,144.5	$1,106.1
Imaging Components	169.0	166.4	330.2	316.4
Total reportable segments	$772.1	$748.2	$1,474.7	$1,422.5
Other	6.4	20.2	15.3	24.3
Total company	$778.5	$768.4	$1,490.0	$1,446.8

Operating Earnings (Loss)
Oncology Systems	$124.9	$131.3	$245.8	$251.5
Imaging Components	42.2	43.5	82.9	78.7
Total reportable segments	$167.1	$174.8	$328.7	$330.2
Other	(14.5)	(12.1)	(28.7)	(23.8)
Corporate	(25.1)	(7.0)	(30.5)	(13.2)
Total company	$127.5	$155.7	$269.5	$293.2

18. SUBSEQUENT EVENT

In April 2014, the Company closed the acquisition of certain assets of Velocity Medical Solutions, LLC, a privately-held Atlanta-based developer of specialized software for cancer clinics. The transaction will be accounted for as a business combination. The total purchase consideration for the acquisition is $17 million in cash, excluding a potential earn-out consideration of up to $3.6 million, which will be paid over the next three years if certain performance targets are achieved. The Company is currently evaluating the purchase price allocation for this transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of March 28, 2014, and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and six-month periods ended March 28, 2014 and March 29, 2013 and the condensed consolidated statement of cash flows for the six-month periods ended March 28, 2014 and March 29, 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 27, 2013, and the related consolidated statements of earnings and of comprehensive earnings, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 26, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of September 27, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

May 5, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced X-ray tube and panel products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Overview

During the second quarter of fiscal year 2014, we changed our organizational structure resulting in a change in operating and reportable segments. Our operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Imaging Components segment includes our X-ray imaging tubes and flat panel products (previously reported as “X-Ray Products” segment), as well as our security and inspection products  (previously reported as “Security and Inspection Products” under the “Other” category). Our Ginzton Technology Center (“GTC”) and Varian Particle Therapy (“VPT”) businesses are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. Prior period numbers have been recast to conform to the current period’s presentation.

In the second quarter of fiscal year 2014, revenues increased 1% and gross margin increased 0.6 percentage points, compared to the year-ago quarter.  Net earnings decreased 18% in the second quarter of fiscal year 2014 compared to the year-ago quarter primarily due to a $25.1 million charge related to the litigation settlement with the University of Pittsburgh (see Note 9 “Commitments and Contingencies” in our Notes to the Condensed Consolidated Financial Statements for additional information). Net earnings per diluted shares decreased 14% in the second quarter of fiscal year 2014 compared to the year-ago quarter due to a decrease in net earnings partially offset by a reduction in outstanding shares resulting from an increase in repurchases of VMS common stock. Gross orders for Oncology Systems and Imaging Components increased 6% and 14%, respectively, in the second quarter of fiscal year 2014 compared to the year-ago quarter. Our backlog at March 28, 2014 was 2% higher than at the end of the second quarter of fiscal year 2013. We recorded gross orders of $60 million in VPT during the second quarter of fiscal year 2014.

In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. The U.S. Dollar strengthened against the Japanese Yen and Australian Dollar and weakened against the Euro in the second quarter of fiscal year 2014. In the second quarter of fiscal year 2014, our total revenues increased 3% in constant currency and gross orders for Oncology Systems increased 7% in constant currency, each compared to the prior-year quarter.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically demand lower-priced products compared to developed markets. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenue from quarter-to-quarter. We also believe that the Affordable Care Act is causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased variability. We continued to see signs that the Affordable Care Act is causing decision-makers at treatment centers to sharpen their focus on both clinical efficacy and cost efficiency. In accordance with the Affordable Care Act, in the second quarter of fiscal year 2013, we began to incur the 2.3% excise tax on sales of medical devices (including our Oncology Systems products) in the United States, which has had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products. In the radiation oncology markets outside of North America, we expect the market growth of our European region (which includes Europe, the Middle East, India and Africa) will be mixed, with stronger market growth in Eastern Europe, the Middle East, Africa and India, offset by lower market growth in Southern Europe which is facing severe economic challenges. Our outlook for Asia and the rest of world remains healthy. Overall, we believe the longer-term global radiation oncology market can grow, on average, in the mid-single-digit range.

In the second quarter of fiscal year 2014, Oncology Systems North American and International gross orders increased 3% and 9%, respectively, compared to the year-ago quarter. On a constant currency basis, Oncology Systems international gross orders increased 11% in the second quarter of fiscal year 2014 compared to the year-ago quarter.

In the second quarter of fiscal year 2014, Oncology Systems  revenues increased 4% and gross margin remained relatively flat compared to the year-ago quarter.

Imaging Components.  Our Imaging Components segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography and industrial applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key X-ray imaging original equipment manufacturers (“OEMs”) that incorporate our X-ray tube products and flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems.  Our Imaging Components segment also designs, manufactures, sells and services security and inspection products, which include Linatron® x-ray accelerators, imaging processing software and image detection products (including IntellXTM) for cargo screening at ports and borders and for non-destructive examination and testing in a variety of applications. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.

In the second quarter of fiscal year 2014, Imaging Components revenues increased 2% and gross orders increased 14% compared to the year-ago quarter. Imaging Components gross margin for the second quarter of fiscal year 2014 decreased 0.8 percentage points as compared to the second quarter of fiscal year 2013.

Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. We continue to introduce new products which we believe will help contribute to the growth of Imaging Components. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals, or otherwise, could affect demand for our products in our Imaging Components business.

Other. The “Other” category is comprised of VPT and the operations of the GTC.

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

In the second quarter of fiscal year 2014, we received U.S. Food and Drug Administration (“FDA”) 510(k) clearance for our updated ProBeam™ proton therapy system.

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

Revenues in our “Other” category decreased $14 million in the second quarter of fiscal year 2014 compared to the year-ago quarter due to a decrease in VPT revenues. Gross orders in our “Other” category increased $59 million in the second quarter of fiscal year 2014 compared to the year-ago quarter, due to an increase in VPT orders.

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

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems and for our security and inspection products, and orders for our X-ray tubes and X-ray panel products, our payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2013 for each of our four reporting units with goodwill, (i) Oncology Systems, (ii) X-ray tubes and panel products (formerly “X-Ray Products”), (iii) Security and inspection products, and (iv) VPT, the fair value of each such reporting unit was substantially in excess of its carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT business in particular, which had $61.0 million in goodwill as of March 28, 2014, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.

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

Loss Contingencies

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations or other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. Such matters are subject to many uncertainties, outcomes are not predictable with assurance, and actual liabilities could significantly exceed out estimates of potential liabilities. For example, in the University of Pittsburgh patent infringement case, as of December 27, 2013 we were subject to a court judgment that could have resulted in the Company incurring up to approximately $102 million in damages, including prejudgment interest, plus an ongoing royalty for sales after the date of judgment. While we appealed the findings against us, this appeal was subject to uncertainties. As of December 27, 2013, we had accrued an aggregate of approximately $5 million for the low end of the range of the probable settlement value for the University of Pittsburgh matter.  In January 2014, we entered into a settlement agreement with the University of Pittsburgh that was dependent upon the appellate ruling, which was issued in April 2014.  Based on the appellate court opinion and the terms of the settlement agreement, we will pay approximately $35 million to the University of Pittsburgh in the third fiscal quarter of 2014, $25 million of which was accrued in the second quarter of fiscal year 2014 and the remaining $5 million of which will be recorded in the third quarter of fiscal year 2014 as prepaid royalties and amortized over the remaining life of the patent of approximately two and half years.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first six months of fiscal years 2014 and 2013.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2014 is a 52-week period ending September 26, 2014, and fiscal year 2013 was a 52-week period ended September 27, 2013. The fiscal quarters ended March 28, 2014 and March 29, 2013 were both 13-week periods.

Discussion of Results of Operations for the Second Quarter and First Half of Fiscal year 2014 Compared to the Second Quarter and First Half of Fiscal year 2013

Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Product	$542.0	$546.5	(1%)	$1,023.4	$1,014.5	1%
Service (1)	236.5	221.9	7%	466.6	432.3	8%
Total Revenues	$778.5	$768.4	1%	$1,490.0	$1,446.8	3%
Product as a percentage of total revenues	70%	71%		69%	70%
Service as a percentage of total revenues	30%	29%		31%	30%

Revenues by region

North America	$310.1	$312.5	(1%)	$585.6	$604.5	(3%)
Europe	209.7	240.1	(13%)	449.2	433.6	4%
Asia	227.9	189.8	20%	397.2	350.0	13%
Rest of world	30.8	26.0	18%	58.0	58.7	(1%)
Total International (2)	468.4	455.9	3%	904.4	842.3	7%
Total	$778.5	$768.4	1%	$1,490.0	$1,446.8	3%
North America as a percentage of total revenues	40%	41%		39%	42%
International as a percentage of total revenues	60%	59%		61%	58%
(1)	Service revenues include revenues from parts sold by the service department.
(2)	We consider international revenues to be revenues outside of North America.

The increases in total revenues in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods were due to increases in Oncology Systems and Imaging Components, partially offset by decreases in revenues in the Other category.

For the second quarter of fiscal year 2014, the decrease in product revenues was primarily due to a decrease in product revenues from the Other category, partially offset by increases in product revenues in Oncology Systems and Imaging Components, compared to the year-ago period.

For the first half of fiscal year 2014, the increase in product revenues was due to increases in revenues in Imaging Components and Oncology Systems, partially offset by a decrease in revenues in the Other category.

Service revenues increased in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods, primarily due to an increase in service revenues from Oncology Systems.

The decrease in total North American revenues in the second quarter of fiscal year 2014 compared to the year-ago period was primarily due to a decrease in revenues in Imaging Components, partially offset by an increase in revenues in Oncology Systems. The decrease in total North American revenues in the first half of fiscal year 2014 compared to the year-ago period was due to decreases in revenues in Oncology Systems and Imaging Components and to a lesser extent a decrease in revenues in the Other category.

International revenues increased in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods due to increases in international revenues in Oncology Systems and Imaging Components, partially offset by a decrease in international revenues in the Other category.

In the second quarter and the first half of fiscal year 2014, the U.S. Dollar was stronger against the Japanese Yen and Australian Dollar and weaker against the Euro. On a constant currency basis, international revenues increased 5% and 10% during the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Product	$373.6	$364.6	2%	$691.4	$683.7	1%
Service	229.5	217.2	6%	453.1	422.4	7%
Total Oncology Systems revenues	$603.1	$581.8	4%	$1,144.5	$1,106.1	3%
Product as a percentage of Oncology Systems revenues	62%	63%		60%	62%
Service as a percentage of Oncology Systems revenues	38%	37%		40%	38%
Oncology Systems revenues as a percentage of total revenues	77%	76%		77%	76%

The increases in Oncology Systems service revenues in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods were primarily driven by increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and by an increased number of customers as the installed base of our products continues to grow. The increases in Oncology Systems product revenues during the second quarter and first half of fiscal year 2014 compared to the respective year-ago periods were due to increases in revenues from our stereotactic radiosurgery and other radiosurgery products, partially offset by a decrease in sales of software licenses.

Revenues by region	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
North America	$263.0	$258.2	2%	$487.9	$499.3	(2%)
Europe	157.9	177.7	(11%)	347.4	333.0	4%
Asia	152.7	121.6	26%	254.4	218.2	17%
Rest of world	29.5	24.3	21%	54.8	55.6	(2%)
Total International	340.1	323.6	5%	656.6	606.8	8%
Total Oncology Systems revenues	$603.1	$581.8	4%	$1,144.5	$1,106.1	3%
North America as a percentage of Oncology Systems revenues	44%	44%		43%	45%
International as a percentage of Oncology Systems revenues	56%	56%		57%	55%

North American Oncology Systems revenues increased in the second quarter of fiscal year 2014 compared to the year-ago period due to increases in revenues from services, stereotactic radiosurgery products, software upgrades and other radiosurgery products, partially offset by decreases in revenues from high energy linear accelerators and certain software licenses.

North American Oncology Systems revenues decreased in the first half of fiscal year 2014 compared to the year-ago period, primarily due to a decrease in revenues from high energy linear accelerators, partially offset by an increase in revenues from services.

The increase in Oncology Systems’ international revenues for the second quarter of fiscal year 2014 compared to the year-ago quarter was due to an increase in revenues from Asia and to a lesser extent an increase in revenues from the rest of world region, partially offset by a decrease in revenues from Europe. The increase in revenues in Asia for the second quarter of fiscal year 2014 compared to the year-ago period was primarily due to an increase in revenues from high energy linear accelerators. The increase in revenues in the rest of world region for the second quarter of fiscal year 2014 compared to the year-ago period was primarily due to an increase in revenues from linear accelerators. The decrease in revenues in Europe for the second quarter of fiscal year 2014 compared to the year-ago period was due to decreases in revenues from high energy linear accelerators and to a lesser extent a decrease in revenues from certain software licenses, partially offset by an increase in service revenues.

The increase in Oncology Systems’ international revenues for the first half of fiscal year 2014 compared to the year-ago period was due to an increase in revenues from Asia and to a lesser extent an increase in revenues from Europe partially offset by a slight decrease in revenues from the rest of world region. The increase in revenues in the first half of fiscal year 2014 compared to the year-ago period from Europe and Asia was primarily due to increases in revenues from high energy linear accelerators and services.

The U.S. Dollar was stronger against the Japanese Yen and Australian Dollar and weaker against the Euro in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods. The combined impact of the currency exchange rates had a negative impact on the revenues of Oncology Systems.

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

Imaging Components Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Product	$163.4	$161.9	1%	$319.2	$307.5	4%
Service	5.6	4.5	27%	11.0	8.9	25%
Total Imaging Components revenues	$169.0	$166.4	2%	$330.2	$316.4	4%
Product as a percentage of Imaging Components revenues	97%	97%		97%	97%
Service as a percentage of Imaging Components revenues	3%	3%		3%	3%
Imaging Components revenues as a percentage of total revenues	22%	22%		22%	22%

Imaging Components revenues increased in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods due to increased revenues from both products and services. The increase in Imaging Components product revenues in the second quarter of fiscal year 2014 compared to the year-ago period was due to an increase in revenues from X-ray flat panel products partially offset by a decrease in revenues from security and inspection products. The increase in Imaging Components product revenues in the first half of fiscal year 2014 compared to the year-ago period was due to an increase in revenues from X-ray flat panel products and to a lesser extent an increase in revenues from X-ray tube products partially offset by a decrease in revenues from security and inspection products.

Revenues by region	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
North America	$45.3	$51.6	(12%)	$93.8	$99.2	(5%)
Europe	47.1	44.9	5%	90.3	82.3	10%
Asia	75.2	68.2	10%	142.8	131.8	8%
Rest of world	1.4	1.7	(21%)	3.3	3.1	5%
Total International	123.7	114.8	8%	236.4	217.2	9%
Total Imaging Components Revenues	$169.0	$166.4	2%	$330.2	$316.4	4%
North America as a percentage of Imaging Components revenues	27%	31%		28%	31%
International as a percentage of Imaging Components revenues	73%	69%		72%	69%

Imaging Components revenues increased during the second quarter of fiscal year 2014 compared to the year-ago period due to an increase in revenues from Asia and to a lesser extent an increase in revenues from Europe partially offset by a decrease in revenues from North America. The decrease in North American Imaging Components revenues during the second quarter of fiscal year 2014 compared to the year-ago quarter was primarily due to a decrease in revenues from security and inspection products.  The increase in Imaging Components revenues in Asia during the second quarter of fiscal year 2014 compared to the year-ago quarter was primarily due to an increase in revenues from X-ray flat panel products. The increase in Imaging Components revenues in Europe during the second quarter of fiscal year 2014 compared to the year-ago period was due to an increase in revenues from X-ray flat panel products and to a lesser extent an increase in revenues from X-ray tube products.

Imaging Components revenues increased during the first half of fiscal year 2014 compared to the year-ago period due to increases in revenues from Asia and Europe partially offset by a decrease in revenues from North America.  The increase in Imaging Components revenues in Asia during the first half of fiscal year 2014 compared to the year-ago period was due to an increase in revenues from X-ray flat panel products and to a lesser extent an increase in revenues from security and inspection products. The increase in Imaging Components revenues in Europe during the first half of fiscal year 2014 compared to the year-ago period was due an increase in revenues from X-ray tube products and to a lesser extent an increase in revenues from X-ray flat panel products partially offset by a decrease in revenues from security and inspection products. The decrease in revenues in North America during the first half of fiscal year 2014 compared to the year-ago period was due to a decrease in revenues from security and inspection products.

The difference in currency exchange rates between the U.S. Dollar and foreign currencies between the second quarter of fiscal year 2014 and the second quarter of fiscal year 2013, as well as between the first half of fiscal year 2014 and the first half of fiscal year 2013, did not have a material impact on Imaging Components international revenues because sales transactions in Imaging Components are primarily denominated in U.S. Dollars.

Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Product	$5.0	$20.0	(74%)	$12.8	$23.3	(45%)
Service	1.4	0.2	730%	2.5	1.0	136%
Total Other revenues	$6.4	$20.2	(68%)	$15.3	$24.3	(37%)
Other revenues as a percentage of total revenues	1%	2%		1%	2%

Revenues in our “Other” category, which is comprised of VPT and GTC, decreased in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods, primarily due to a decrease in VPT product revenues. VPT product revenues decreased in the second quarter and first half of fiscal year 2014 compared to the respective year-ago periods primarily due to the timing of commencement of revenue recognition relating to two proton therapy projects in the second quarter of fiscal year 2013.

Gross Margin

	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Dollars by segment
Oncology Systems	$258.1	$249.0	4%	$501.2	$479.1	5%
Imaging Components	70.2	70.4	0%	136.8	131.6	4%
Other	-	0.2	(100%)	(0.1)	-	-
Gross margin	$328.3	$319.6	3%	$637.9	$610.7	4%

Percentage by segment
Oncology Systems	42.8%	42.8%		43.8%	43.3%
Imaging Components	41.5%	42.3%		41.4%	41.6%
Total Company	42.2%	41.6%		42.8%	42.2%

The increase in total Company gross margin percentage for the second quarter of fiscal year 2014 compared to the year-ago period was driven by the inclusion of a smaller percentage of lower-margin VPT revenues partially offset by a decrease in Imaging Components gross margin percentage. The increase in total Company gross margin percentage for the first half of fiscal year 2014 compared to the year ago period was due to an increase in Oncology Systems gross margin percentage.

During the second quarter and the first half of fiscal year 2014, the dollar amount of Oncology Systems gross margin increased, as compared to the respective year-ago periods, due to an increase in service volume.

For the second quarter of fiscal year 2014, Oncology Systems products gross margin percentage remained relatively flat at 35.5% compared with the second quarter of fiscal year 2013 at 35.6%. Oncology Systems service gross margin was 54.7% in the second quarter of fiscal year 2014 compared to 55.0% in the second quarter of fiscal year 2013. The slight decrease in the Oncology Systems service gross margin was primarily due to an increase in quality costs. For the first half of fiscal year 2014, Oncology Systems product gross margin percentage was 36.4% compared to 35.6% for the year-ago period. The increase in Oncology Systems gross margin was due to favorable product mix.  For the first half of fiscal year 2014, Oncology Systems service gross margin percentage was 55.1% compared to 55.9% for the year-ago period.  The decrease in the Oncology Systems service gross margin in the first half of fiscal year 2014 compared to the year-ago period was primarily due to an unfavorable geographic mix.

We believe the shift of Oncology Systems revenues towards international markets will generally continue and may negatively impact Oncology Systems gross margins.

For the second quarter and first half of fiscal year 2014, Imaging Components gross margin percentage decreased compared to the respective year-ago periods primarily due to decreases in gross margin percentages in X-ray tube and security and inspection products. The decreases in gross margin percentages for Imaging Components during the second quarter of fiscal year 2014 compared to the year-ago period was due to increased pricing pressure for our X-ray tube products, as well as lower volume and higher quality costs for our security and inspection products.

Research and Development

	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Research and development	$60.7	$50.9	19%	$118.7	$98.0	21%
As a percentage of total revenues	8%	7%		8%	7%

The $9.8 million increase in research and development expenses for the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013 was due to an increase in expenses of $6.3 million in Oncology Systems, $2.9 million in the Other category and $0.5 million in Imaging Components. The $6.3 million increase in expenses in Oncology Systems was due to expenses relating to new product development projects and enhancement of existing products. The $2.9 million increase in expenses in the Other category was due to expenses relating to new product development projects and a net increase in costs associated with increased headcount to support our growing engineering activities in VPT. The $0.5 million increase in expenses in Imaging Components was due to new product development projects and enhancement of existing X-ray tube products.

The $20.7 million increase in research and development expenses for the first half of fiscal year 2014 compared to the first half of fiscal year 2013 was due to an increase in expenses of $14.1 million in Oncology Systems, $5.1 million in the Other category, and $1.4 million in Imaging Components. The $14.1 million increase in expenses in Oncology Systems was due to expenses relating to new product development projects and enhancement of existing products, and an unfavorable currency translation impact when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. Dollars. The $5.1 million increase in the Other category was due to expenses relating to new product development projects and a net increase in costs associated with increased headcount to support our growing engineering activities in VPT and an unfavorable currency translation impact when foreign-currency-denominated research and development expenses for VPT were translated into U.S. Dollars. The $1.4 million increase in expenses in Imaging Components was due to new product development projects and enhancement of existing X-ray tube and flat panel products.

Selling, General and Administrative, and Litigation Settlement

	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Selling, general and administrative	$115.0	$113.0	2%	$224.6	$219.5	2%
Litigation settlement	$25.1	$-	-	$25.1	$-	-

Selling, General and Administrative as a percentage of total revenues	15%	15%		15%	15%
Litigation Settlement as a percentage of total revenues	3%	-		2%	-

The $2.0 million increase in selling, general and administrative expenses for the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013 was primarily attributable to: a $4.8 million net increase in employee-related costs (excluding share-based compensation) due to an increase in headcount to support our growing business activities; and a $5.2 million increase in bad debt expense due to a reserve for a receivable in Venezuelan Bolivars due to foreign currency exchange issues. These increases were partially offset by: a $3.0 million decrease in share-based compensation expense due to timing of the grants awarded; a $2.6 million decrease in employee-related restructuring costs due to the enhanced retirement program offered to employees in the first half of fiscal year 2013; a $1.5 million increase in gain recognized on our equity investment in dpiX Holding LLC; and a $1.1 million decrease in depreciation expense.

The $5.1 million increase in selling, general and administrative expenses for the first half of fiscal year 2014 compared to the first half of fiscal year 2013 was primarily attributable to: a $11.0 million net increase in employee-related costs (excluding share-based compensation) due to an increase in headcount to support our growing business activities; a $2.0 million increase in software and hardware maintenance expense; a $1.2 million increase in bad debt expense; a $1.1 million unfavorable currency translation impact when foreign-currency-denominated selling, general and administrative expenses were translated into U.S. Dollars; and a $1.0 million increase in legal expenses. These increases were partially offset by a $5.7 million decrease in employee-related restructuring costs due to the enhanced retirement program offered to employees in the first half of fiscal year 2013; a $3.8 million decrease in share-based compensation expense due to timing of the grants awarded; and a $2.1 million decrease in fees due to the timing of certain international commission arrangements and tradeshows in Oncology Systems.

In the second quarter of fiscal year 2014, we recorded a litigation settlement charge of $25.1 million as a result of settlement of patent litigation with University of Pittsburgh (see Note 9 “Commitments and Contingencies” in our Notes to the Condensed Consolidated Financial Statements for additional information).

Interest Income (Expense), Net

	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Interest income (expense), net	$0.6	$0.7	(11%)	$1.0	$1.4	(28%)

For the second quarter and the first half of fiscal year 2014, the net decreases in interest income, net of interest expense, compared to the respective year-ago periods were primarily due to higher interest expense associated with increased borrowings from our credit facilities, partially offset by higher interest income generated from our loan to California Proton Treatment Center, LLC (“CPTC”).

Taxes on Earnings

	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
	2014	2013	Change	2014	2013	Change
Effective tax rate	27.6%	27.9%	(0.3%)	29.5%	29.4%	0.1%

The decrease in our effective tax rate in the second quarter of fiscal year 2014 compared to the year-ago period was primarily due to the geographic mix of earnings. The slight increase in the Company’s effective tax rate in the first half of fiscal year 2014 compared to the year-ago period was primarily because the prior period included the benefit of the retroactive reinstatement of the federal R&D credit which was largely offset by the favorable shift in the mix of geographic earnings during the first half of fiscal year 2014.

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

Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
	2014	2013	Change	2014	2013	Change
Net earnings per diluted share	$0.88	$1.02	(14%)	$1.79	$1.88	(5%)

The decreases in earnings per diluted share in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods were due to increases in operating expenses which included a litigation settlement charge of $25.1 million recorded in the second quarter of fiscal year 2014, partially offset by increases in revenues, gross margin percentage and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.

Gross Orders

Total Gross Orders (by segment and region)	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Oncology Systems:
North America	$255.9	$248.6	3%	$514.5	$478.3	8%
Total International	357.1	328.3	9%	631.8	607.4	4%
Total Oncology Systems	$613.0	$576.9	6%	$1,146.3	$1,085.7	6%
Imaging Components:
North America	$57.1	$28.3	102%	$83.2	$76.8	8%
Total International	147.9	151.8	(3%)	243.2	245.5	(1%)
Total Imaging Components	$205.0	$180.1	14%	$326.4	$322.3	1%
Other:	$59.7	$0.7	n/m	$60.4	$1.4	n/m
Total Gross Orders:	$877.7	$757.7	16%	$1,533.1	$1,409.4	9%

n/m =  not meaningful

Beginning in the fourth quarter of fiscal 2013, we changed the presentation of reported orders from net orders to gross orders.

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, for businesses other than VPT, when shipment of the product (or in the case of certain highly customized security and inspection products, construction of the product) is expected to occur within two years, so long as any contingencies are deemed perfunctory. However, we will not record security and inspection products orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not record VPT orders if there are major financing contingencies or customer board approval contingencies pending. We perform a quarterly review to verify that outstanding orders remain valid.

Currency exchange rates impacted the Oncology Systems gross orders within our Europe and Asia regions during the second quarter and first half of fiscal year 2014 compared to the respective year-ago periods. Oncology Systems gross orders increased 7% and 6% on a constant currency basis in the second quarter and the first half of fiscal year 2014 as compared to the respective year-ago periods.

For the second quarter and first half of fiscal year 2014, the increases in North American Oncology Systems gross orders compared to the respective year-ago periods were due to large multi-unit systems orders from hospital networks. New products, including EDGETM and stereotactic radiosurgery products also, contributed to our orders growth in North America.

During the second quarter of fiscal year 2014, Oncology Systems gross orders in the international region increased 9%, compared to the year-ago period. The increase in gross orders in the international region in the second quarter of fiscal year 2014, compared to the year-ago period, was due to an increase in orders in the rest of world region and to a lesser extent an increase in orders in Europe, partially offset by a decrease in orders in Asia. The increase in orders in the rest of world region during the second quarter of fiscal year 2014 compared to the year-ago quarter was from hardware products especially high energy accelerators, software licenses and services. The increase in orders in Europe during the second quarter of fiscal year 2014 compared to the year-ago quarter was due to an increase in orders from software licenses and services partially offset by a decrease in orders from hardware products. The decrease in orders in Asia during the second quarter of fiscal year 2014 compared to the year-ago quarter was due to the negative impact of currency fluctuations. In the rest of world region and Europe, TrueBeam orders as a percentage of high energy accelerators orders increased during the second quarter of fiscal year 2014 compared to the year-ago quarter. On a constant currency basis, Oncology Systems gross orders in the international region increased 11% in the second quarter of fiscal year 2014, compared to the year-ago quarter.

During the first half of fiscal year 2014, Oncology Systems gross orders in the international region increased 4%, compared to the year-ago period. The increase in gross orders in the international region in the first half of fiscal year 2014, compared to the year-ago period, was due to an increase in orders in the rest of world region and to a lesser extent an increase in orders in Europe partially offset by a decrease in orders in Asia. The increase in orders in the rest of world region during the first half of fiscal year 2014 compared to the year-ago period was from hardware products and software licenses The increase in orders from Europe during the first half of fiscal year 2014 compared to the year-ago period was due to an increase in orders from services partially offset by a decrease in orders from hardware products. The decrease in orders in Asia was due to the negative impact of currency fluctuations. In rest of world region and Europe, TrueBeam orders as a percentage of high energy accelerators orders increased during the first half of fiscal year 2014 as compared to the year-ago period. On a constant currency basis, Oncology Systems gross orders in the international region increased 5% in the first half of fiscal year 2014 compared to the year-ago period.

The trailing 12 months growth in gross orders for Oncology Systems at the end of the second quarter of fiscal year 2014 and at the end of the previous three fiscal quarters was: a 5% total increase, with a 0.7% increase in North America and a 9% increase for the international region, as of March 28, 2014; a 3% total increase, with a 0.4% increase in North America and a 5% increase for the international region, as of December 27, 2013; a 2% total increase, with a 2% decrease in North America and a 6% increase for the international region, as of September 27, 2013; a 4% total increase, with a 3% increase in North America and a 5% increase for the international region, as of June 28, 2013. Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations, even with an overall shift of orders towards international regions and emerging markets. In addition, the availability of government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

For the second quarter and first half of fiscal year 2014, Imaging Components gross orders increased due to increases in North American gross orders partially offset by decreases in international orders, compared to the respective year-ago periods. In North America, the increases in gross orders in the second quarter of fiscal year 2014 compared to the year-ago quarter were due to increases in orders from X-ray tube, X-ray flat panel and security and inspection products. In North America, the increases in gross orders in the first half of fiscal year 2014 compared to the year-ago period were due to increases in gross orders from X-ray flat panel and security and inspection products partially offset by a decrease in gross orders in X-ray tube products. The decrease in international gross orders in the second quarter of fiscal year 2014 was due to a decrease in gross orders in Europe in X-ray tube, X-ray flat panel and security and inspection products and decreases in orders in Asia from security and inspection products and X-ray tube products partially offset by an increase in gross orders in X-ray flat panel products, compared to the year-ago quarter. During the first half of fiscal year 2014 as compared to the year-ago period, the decrease in international gross orders was primarily due to a decrease in gross orders in Asia partially offset by an increase in gross orders in Europe. The decrease in gross orders in Asia during the first half of fiscal year 2014, compared to the year-ago period, was primarily due a decrease in gross orders from X-ray tube products and to a lesser extent a decrease in orders from security and inspection products, partially offset by an increase in orders in X-ray flat panel products. During the first half of fiscal year 2014, gross orders in Europe increased due to a growth in X-ray tubes and X-ray flat panels products partially offset by a decrease in gross orders of security and inspection products.

The increases in gross orders in the “Other” category in the second quarter and the first half of fiscal year 2014 compared to the respective year-ago periods were due to an increase in orders from VPT. During the second quarter of fiscal year 2014, VPT booked an approximately $50 million order for a new proton installation at Cincinnati Children’s Hospital and an approximately $10 million order from the Paul Scherrer Institute in Switzerland for technology and equipment to support additional clinical research.

Orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products. Orders and revenues for our security and inspection products in our Imaging Components segment have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place any orders for a long time period thereafter. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause gross orders in our VPT business to vary significantly, making comparisons between fiscal periods more difficult. Furthermore, bid awards, primarily in our VPT business, may be subject to challenge by third parties, which can make these orders more unpredictable than other products.

Net Orders

The below table for net orders is provided for comparison purposes only. Net orders are defined as gross orders less backlog adjustments.

Total Net Orders (by segment and region)	Three Months Ended			Six Months Ended
	March 28,	March 29,	Percent	March 28,	March 29,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Oncology Systems:
North America	$218.8	$232.8	(6%)	$452.3	$441.3	2%
Total International	340.3	322.3	6%	596.4	590.7	1%
Total Oncology Systems	$559.1	$555.1	1%	$1,048.7	$1,032.0	2%
Imaging Components:
North America	$57.1	$28.2	102%	$82.0	$76.8	7%
Total International	143.5	151.8	(5%)	237.3	244.8	(3%)
Total Imaging Components	$200.6	$180.0	12%	$319.3	$321.6	(1%)
Other:	$58.9	$0.7	n/m	$59.6	$1.4	n/m
Total Net Orders:	$818.6	$735.8	11%	$1,427.6	$1,355.0	5%

n/m =  not meaningful

Backlog

Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue.  Our backlog at March 28, 2014 was $2.8 billion, which was an increase of 2% over the backlog at March 29, 2013. Our Oncology Systems backlog at March 28, 2014 was 1% higher than the backlog at March 29, 2013, which reflected an 11% increase for the international region and an 8% decrease for North America.

We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate and other adjustments. In the second quarter of fiscal years 2014 and 2013, our backlog adjustments were $59.1 million and $21.9 million, respectively. In the first half of fiscal years 2014 and 2013, our backlog adjustments were $105.5 million and $54.4 million, respectively.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	March 28,	September 27,
(In millions)	2014	2013	Increase/(Decrease)
Cash and cash equivalents	$939.0	$1,117.9	$(178.9)

Our cash and cash equivalents decreased $178.9 million from $1,117.9 million at September 27, 2013 to $939.0 million at March 28, 2014. The decrease in cash and cash equivalents in the first half of fiscal year 2014 was due to $314.5 million of cash used for the repurchase of shares of VMS common stock, $43.8 million used for purchases of property, plant, and equipment, $37.5 million used for repayments under our term loan facility, $13.7 million used to fund a portion of our loan commitment to CPTC for financing the construction and initial operation period of the Scripps Proton Therapy Center, and $8.5 million used to satisfy employee tax withholding requirements for employees who tendered VMS stock upon vesting of restricted common stock and restricted stock units. These decreases were partially offset by $169.1 million of cash generated from operating activities and $64.1 million of cash provided by stock option exercises and employee stock purchases and $8.5 million of excess tax benefits from share-based compensation.

At March 28, 2014, we had approximately $75.6 million, or 8%, of total cash and cash equivalents in the United States. Approximately $863.4 million, or 92%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of March 28, 2014, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, acquisitions and other lawful corporate purposes.

Cash Flows

	Six Months Ended
	March 28,	March 29,
(In millions)	2014	2013
Net cash flow provided by (used in):
Operating activities	$169.1	$102.5
Investing activities	(58.9)	(43.4)
Financing activities	(288.4)	(30.6)
Effects of exchange rate changes on cash and cash equivalents	(0.7)	6.6
Net increase / (decrease) in cash and cash equivalents	$(178.9)	$35.1

Our primary cash inflows and outflows for the first half of fiscal year 2014, as compared to the first half of fiscal year 2013, were as follows:

—

In the first half of fiscal year 2014, we generated net cash from operating activities of $169.1 million, compared to $102.5 million in the first half of fiscal year 2013. The $66.6 million increase in net cash from operating activities during the first half of fiscal year 2014 compared to the first half of fiscal year 2013 was driven primarily by a net change of $109.2 million in operating assets and liabilities (working capital items), partially offset by decreases in non-cash items of $25.3 million and net earnings of $17.3 million.

The major contributors to the net change in working capital items in the first half of fiscal year 2014 were accounts receivable, accrued expenses and other liabilities, deferred revenues and advance payments from customers, inventories, and accounts payable:

—	Accounts receivable increased $99 million primarily due to higher revenues.
—	Accrued expenses and other liabilities increased $45 million due to the accrued litigation settlement pertaining to University of Pittsburgh and an increase in income taxes payable.
—	Deferred revenues and advance payments from customers increased $38 million due to receipt of down payments for Oncology Systems and VPT orders for which revenues have not been recognized.
—	Inventories increased $23 million due to anticipated customer demands for products in VPT, Imaging Components and Oncology.
—	Accounts payable decreased $16 million primarily due to the timing of payments.

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

—

We used $58.9 million for investing activities in the first half of fiscal year 2014, compared to $43.4 million used in the first half of fiscal year 2013. During the first half of fiscal year 2014, we used $43.8 million for purchases of property, plant and equipment, and $13.7 million to fund a portion of our loan commitment to CPTC. During the first half of fiscal year 2013, we used $38.9 million for purchases of property, plant and equipment and $4.6 million to fund a portion of our loan commitment to CPTC.

—

Financing activities used net cash of $288.3 million in the first half of fiscal year 2014 compared to net cash used of $30.6 million in the first half of fiscal year 2013. During the first half of fiscal year 2014, we used $314.5 million for the repurchase of VMS common stock, $37.5 million for repayments under our term loan facility and $8.5 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $64.1 million of proceeds from employee stock option exercises and employee stock purchases and $8.5 million in excess tax benefits from share-based compensation. During the first half of fiscal year 2013, we used $193.9 million for the repurchase of VMS common stock and $4.5 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $80.6 million of proceeds from employee stock option exercises and employee stock purchases, $79.8 million of net borrowings under our credit facilities, and $7.5 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.9% of revenues in fiscal year 2014.

As further described under “Contractual Obligations,” we had loaned $79.4 million (including accrued interest) to CPTC as of March 28, 2014, and we expect CPTC to continue to draw down the loan facility, under which we have committed to loan up to $115.3 million to CPTC during the construction and initial operation period of the Scripps Proton Therapy Center through fiscal year 2014.

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

Borrowings under the 2013 Term Loan Facility accrue interest either (i) Based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.00% to 0.25% based on the same leverage Ratio, depending upon instructions from us. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from us. At March 28, 2014, borrowings under the 2013 Term Loan Facility totaled $462.5 million with a weighted average interest rate of 1.28%. At March 28, 2014, there was no amount outstanding on the 2013 Revolving Credit Facility.

The 2013 Credit Agreement contains affirmative and negative covenants applicable to us and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), and (ii) a minimum cash flow coverage ratio. We were in compliance with all covenants under the 2013 Credit Agreement during the first half of fiscal year 2014.

In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2014, the Sumitomo Credit Facility was extended and will expire in March 2015. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of March 28, 2014, there was no outstanding balance under the Sumitomo Credit Facility.

As at March 28, 2014, we also had a $6.3 million of an unsecured term loan outstanding, which is included in current maturities of long-term debt on our Condensed Consolidated Balance Sheet. The principal amount of the loan and accrued interest was repaid in April 2014.

See Note 7 “Borrowings” to the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Term Loan Facility, 2013 Credit Facility and the Sumitomo Credit Facility.

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

Total debt as a percentage of total capital decreased to 21.8% at March 28, 2014 from 22.8% at September 27, 2013 primarily due to repayment of some of our borrowings under our 2013 Term Loan Facility. The ratio of current assets to current liabilities decreased to 2.17 to 1 at March 28, 2014 from 2.33 to 1 at September 27, 2013.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) were 95 days at March 28, 2014 compared to 87 days at March 29, 2013. Excluding VPT, DSO were 85 days at March 28, 2014 compared to 82 days at March 29, 2013. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effects of continued economic instability. As of March 28, 2014, approximately 4% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

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

We repurchased a total of 4,000,000 shares of VMS common stock during the six months ended March 28, 2014, of which 2,000,000 shares were repurchased in the three months ended March 28, 2014. During the six months ended March 29, 2013, we repurchased a total of 2,900,000 shares of VMS common stock, of which 1,400,000 shares were repurchased in the three months ended March 29, 2013. As of March 28, 2014, 4,000,000 shares of VMS common stock remained available for repurchase under the November 2013 authorization.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of March 28, 2014, our liability for uncertain tax positions was $53.9 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As further described in Note 15, “Variable Interest Entity” of the Notes to the Condensed Consolidated Financial Statements, we participate, through our Swiss subsidiary, in a $165.3 million loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and start-up operations of the Scripps Proton Therapy Center. As of March 28, 2014, we had loaned $79.4 million (including accrued interest) to CPTC, and we expect CPTC to continue to draw down this facility during the construction and initial operation period through fiscal year 2014. We expect to use our cash abroad to meet funding requirements under this loan facility. We may sell all or a portion of our participation in this loan facility before the end of the drawdown period in 2014. Upon the sale of all or a portion of this facility, we will not be required to make further loan advances for the portion of the facility that is sold.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we and Siemens will collaborate to develop interfaces that will enable our ARIA oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, we committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event that certain product development milestones are achieved. We will also pay for additional licenses beyond minimum quantities set forth in the agreement. We expect that these interfaces will be commercialized as part of our ARIA oncology information system offering to customers. We made fixed fees payments to Siemens of $2.0 million during the six months ended March 28, 2014 and as of March 28, 2014 we have accrued $1.0 million of the fixed fees under the terms of the agreement. As of March 28, 2014, no amount related to the license fees was payable under this agreement. As of March 28, 2014, the outstanding fixed fees commitment for the Siemens agreement was $7 million.

In October 2013, VMS entered into an amended agreement with dpiX LLC (“dpiX”), and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of March 28, 2014, we had fixed cost commitments of $8.6 million related to this amended agreement for the remaining six months of fiscal year 2014. The fixed cost commitment for future years will be determined based on forecasted dpiX sales and approved by the board of directors of dpiX at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2013 Annual Report.

Subsequent Event

In April 2014, we closed the acquisition of certain assets of Velocity Medical Solutions, LLC, a privately-held Atlanta-based developer of specialized software for cancer clinics. The transaction will be accounted for as a business combination. The total purchase consideration for the acquisition is $17 million in cash, excluding a potential earn-out consideration of up to $3.6 million, which will be paid over the next three years if certain performance targets are achieved.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of March 28, 2014, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of March 28, 2014 were $407.9 million and $45.0 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and a short-term investment as of March 28, 2014. The principal amount of cash and cash equivalents at March 28, 2014 totaled $939 million with a weighted average interest rate of 0.18%. At March 28, 2014, our short-term investment represented a loan of $79.4 million (including accrued interest) to CPTC, which bears interest at LIBOR plus 6.25% per annum with a minimum interest rate of 8.25% per annum.

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

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our revolving credit facility and term loan facility. As of March 28, 2014, there was no amount outstanding under our revolving credit facility. As of March 28, 2014, borrowings under the 2013 Term Loan Facility totaled $463 million with a weighted average interest rate of 1.28%. If the amount outstanding under our 2013 Term Loan Facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $5 million. See Note 7 “Borrowings” to the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Term Loan Facility.

To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our long-term debt at March 28, 2014, approximates its carrying value because the term loan is carried at a market observable interest rate that resets periodically.

The fair value of our loan to CPTC was $79.4 million at March 28, 2014, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition we do not increase the fair value above its par value as ORIX Capital Markets LLC (“ORIX”), the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value.

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

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Imaging Components business sells products primarily to a small number of imaging system OEM customers who use our products in their medical diagnostic, security and industrial imaging systems. To succeed, we must provide products that meet customer demands for product quality, superior technology and product performance at a competitive cost. If we are unable to continue to innovate our Imaging Components and anticipate our customers’ demands in the areas of cost, quality, technology and performance, then our customers may purchase from other imaging component manufacturers (including the in-house operations of some of these customers), which would negatively impact this business.

In our Oncology Systems and Imaging Components businesses, as well as in our other product lines, we may be unable to accurately anticipate changes in our markets and the direction of technological innovation and demands of our customers. Our competitors may develop products or processes that are superior to, or more cost efficient than, what we can then offer. If this occurs, the market for our products may be adversely affected and our products may become less useful or obsolete. Any development adversely affecting the markets for our products would force us to reduce production volumes or to discontinue manufacturing one or more of our products or product lines and would reduce our revenues and earnings.

OUR SUCCESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT, INTRODUCTION AND COMMERCIALIZATION OF NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO OR SIMPLIFICATIONS OF EXISTING PRODUCT LINES

Rapid change and technological innovation characterize the markets in which we operate. Our Oncology Systems products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including products such as EDGE™ and TrueBeam, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our Imaging Components business must also continually improve products at competitive costs. We are investing in long-term growth initiatives, such as development of our VPT business, and expect that we will need to invest more to develop and commercialize new products and technology for this business. Accordingly, our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. In addition, because of the large footprint and high price of many proton therapy systems, including ours, there is increasing demand for development of a smaller, more compact proton therapy system. Other companies currently offer smaller, less expensive proton therapy systems, and our ability to compete with these companies may depend on our ability to timely develop new technologies to reduce the size and price of our system or provide additional features and functionality that our competitors do not.

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

We conduct business globally. Our international revenues accounted for approximately 60% and 59% of revenues from continuing operations during the second quarter of fiscal year 2014 and 2013, respectively, and approximately 57%, 56% and 55% during fiscal years 2013, 2012 and 2011, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

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

As of March 28, 2014, 92% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

In Imaging Components, we often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our X-ray components, also manufacture X-ray components, including X-ray tubes, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. In addition, we compete against other stand-alone, independent X-ray tube manufacturers who compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. As a result, we must have an advantage in one or more significant areas, which may include lower product cost, better product quality and/or superior technology and/or performance.

With our security and inspection products, we compete with other OEM suppliers, primarily outside of the United States. The market for our X-ray tube and panel products used for nondestructive testing in industrial applications is small and highly fragmented.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we recently settled a patent infringement lawsuit relating to our Real-time Position Management™ technology initiated in 2007 by the University of Pittsburgh. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, even if a third party rights holder is willing to license its rights to us, the amounts we might be required to pay under the associated royalty or license agreement could be significant.

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

WE SELL OUR IMAGING COMPONENTS TO A LIMITED NUMBER OF OEM CUSTOMERS, MANY OF WHICH ARE ALSO OUR COMPETITORS, AND A REDUCTION IN BUSINESS OR INABILITY TO PROPERLY FORECAST SALES BY ONE OR MORE OF THESE CUSTOMERS COULD REDUCE OUR SALES

We sell our X-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, we could experience reduction in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss could have a material adverse effect on our Imaging Components business. In addition, economic uncertainties over the past few years and, in Japan, the power outages, facility closures and other effects of the 2011 tsunami, have made it difficult for our OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters, as well as other factors, have previously impacted our Imaging Components business with inventory reduction efforts and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Our agreements for imaging components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from these estimates.

ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS COULD BE UNPREDICTABLE

Our Imaging Components business designs, manufactures, sells and services Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. We generally sell security and inspection products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We believe growth in our security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. Orders for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery, the actual timing of sales and revenue recognition varies significantly.

In addition, demand for our security and inspection products is heavily influenced by U.S. and foreign governmental policies on national and homeland security, border protection and customs revenue activities, which depend upon government budgets and appropriations that are subject to economic conditions, as well as political changes. We have seen customers freeze or dramatically reduce purchases and capital project expenditures, delay projects, or act cautiously as governments around the world wrestle with spending priorities. As economic growth remains sluggish in various jurisdictions and appears to be deteriorating in others, and as concerns about levels of government employment and government debt continue, we expect that these effects will also continue. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered with a large government project. These factors make the timing of orders, sales and revenues in this business more unpredictable and could cause volatility in our revenues and earnings, and therefore the price of VMS common stock.

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

•	fluctuation in our effective tax rate, which may or may not be known to us in advance;
•	changes to our organizational structure, which may result in restructuring or other charges;
•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;
•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;
•	the impact of changing levels of sales on sole purchasers of certain of our imaging components;
•	the unfavorable outcome of any litigation or administrative proceeding or inquiry, as well as ongoing costs associated with legal proceedings; and
•	accounting changes and adoption of new accounting pronouncements.

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

Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of March 28, 2014, the goodwill of VPT was $61.0 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.

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

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of March 28, 2014, customer contracts with remaining terms of more than one year amounted to approximately four percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 28, 2013 – January 24, 2014	2,000,000	$79.51	2,000,000	4,000,000
January 25, 2014 – February 21, 2014	-	$-	-	4,000,000
February 22, 2014 – March 28, 2014	-	$-	-	4,000,000
Total	2,000,000	$79.51	2,000,000
(1)

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase. As of March 28, 2014, 4,000,000 shares of VMS common stock remained available for repurchase under this repurchase authorization.

The preceding table excludes 2,116 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: May 5, 2014	By:	/s/ ELISHA W. FINNEY
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
†

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and six months ended March 28, 2014 and March 29, 2013; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and six months ended March 28, 2014 and March 29, 2013; (iii) Condensed Consolidated Balance Sheets at March 28, 2014 and September 27, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 28, 2014 and March 29, 2013; and (v) Notes to Condensed Consolidated Financial Statements for the three and six months ended March 28, 2014 and March 29, 2013.