Form 10-Q
period 2014-06-27
VARIAN MEDICAL SYSTEMS INC
filed 2014-08-05
CIK 203527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,201,351 shares of common stock, par value $1 per share, outstanding as of July 25, 2014.

VARIAN MEDICAL SYSTEMS, INC.

FORM 10-Q for the Quarter Ended June 27, 2014

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share amounts)	2014	2013	2014	2013
Revenues:
Product	$505,648	$503,640	$1,529,024	$1,518,116
Service	242,037	222,571	708,669	654,851
Total revenues	747,685	726,211	2,237,693	2,172,967
Cost of revenues:
Product	314,874	316,584	957,920	958,954
Service	109,084	99,162	318,157	292,822
Total cost of revenues	423,958	415,746	1,276,077	1,251,776
Gross margin	323,727	310,465	961,616	921,191
Operating expenses:
Research and development	56,988	53,335	175,668	151,355
Selling, general and administrative	124,235	102,398	348,776	321,910
Litigation settlement	-	-	25,130	-
Total operating expenses	181,223	155,733	549,574	473,265
Operating earnings	142,504	154,732	412,042	447,926
Interest income	3,045	1,915	7,768	5,159
Interest expense	(1,787)	(874)	(5,535)	(2,766)
Earnings before taxes	143,762	155,773	414,275	450,319
Taxes on earnings	36,672	42,942	116,437	129,417
Net earnings	$107,090	$112,831	$297,838	$320,902
Net earnings per share - basic	$1.03	$1.04	$2.85	$2.95
Net earnings per share - diluted	$1.02	$1.03	$2.81	$2.90
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	103,644	108,158	104,585	108,741
Weighted average shares outstanding - diluted	104,869	109,760	105,910	110,496

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2014	2013	2014	2013
Net earnings	$107,090	$112,831	$297,838	$320,902
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax expense of ($6) and ($18) for the three and nine months ended June 27, 2014 respectively, and ($4) and ($14) for the corresponding periods of fiscal 2013, respectively	38	36	113	109
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($102) and ($303) for the three and nine months ended June 27, 2014, respectively, and ($132) and ($397) for the corresponding periods of fiscal 2013, respectively	433	564	1,303	1,691
	471	600	1,416	1,800
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain (loss), net of tax benefit (expense) of ($37) and ($816) for the three and nine months ended June 27, 2014, respectively, and $96 and ($768) for the corresponding periods of fiscal 2013, respectively	62	(161)	1,361	1,278
Reclassification adjustments, net of tax benefit (expense) of ($90) and $389 for the three and nine months ended June 27, 2014, respectively, and $751 and $1,112 for the corresponding periods of fiscal 2013, respectively	149	(1,249)	(649)	(1,850)
	211	(1,410)	712	(572)
Currency translation adjustment	(1,742)	1,890	(752)	1,998
Other comprehensive earnings (loss)	(1,060)	1,080	1,376	3,226
Comprehensive earnings	$106,030	$113,911	$299,214	$324,128

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 27,	September 27,
(In thousands, except par values)	2014	2013 (1)
Assets
Current assets:
Cash and cash equivalents	$925,987	$1,117,861
Short-term investment	60,777	62,700
Accounts receivable, net of allowance for doubtful accounts of $18,740 at June 27, 2014 and $14,735 at September 27, 2013	747,346	698,254
Inventories	586,071	535,223
Prepaid expenses and other current assets	183,019	168,495
Deferred tax assets	121,556	122,250
Total current assets	2,624,756	2,704,783
Property, plant and equipment, net	328,646	315,331
Goodwill	236,130	225,335
Other assets	285,343	223,025
Total assets	$3,474,875	$3,468,474
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$173,359	$194,272
Accrued expenses	315,325	320,884
Product warranty	48,562	39,050
Deferred revenues	418,267	389,479
Advance payments from customers	174,843	160,644
Short-term debt	29,582	-
Current maturities of long-term debt	50,000	56,250
Total current liabilities	1,209,938	1,160,579
Long-term debt	400,000	450,000
Other long-term liabilities	150,024	144,048
Total liabilities	1,759,962	1,754,627
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	-	-
Common stock of $1 par value: 189,000 shares authorized; 103,140 and 106,491 shares issued and outstanding at June 27, 2014 and at September 27, 2013, respectively	103,140	106,491
Capital in excess of par value	661,140	637,084
Retained earnings	989,328	1,010,343
Accumulated other comprehensive loss	(38,695)	(40,071)
Total stockholders' equity	1,714,913	1,713,847
Total liabilities and stockholders' equity	$3,474,875	$3,468,474

(1) The condensed consolidated balance sheet as of September 27, 2013 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 27,	June 28,
(In thousands)	2014	2013
Cash flows from operating activities:
Net earnings	$297,838	$320,902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	30,054	33,915
Tax benefits from exercises of share-based payment awards	9,882	10,407
Excess tax benefits from share-based compensation	(9,850)	(9,570)
Depreciation	42,717	44,614
Amortization of intangible assets	3,259	3,295
Impairment of a privately-held equity investment	7,725	-
Deferred taxes	(4,689)	5,130
Provision for doubtful accounts receivable	5,662	4,814
Income from equity investment in affiliate	(99)	(2,459)
Other, net	(1,651)	(908)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(67,947)	18,663
Inventories	(49,060)	(80,398)
Prepaid expenses and other assets	(22,147)	(22,637)
Accounts payable	(14,020)	(261)
Accrued expenses and other liabilities	(14,768)	(78,035)
Deferred revenues and advance payments from customers	42,683	52,784
Net cash provided by operating activities	255,589	300,256
Cash flows from investing activities:
Purchases of property, plant and equipment	(63,229)	(56,688)
Investment in available-for-sale corporate debt securities	(40,692)	(7,554)
Sale of a portion of investment in available-for-sale corporate debt security	38,075	-
Acquisitions of businesses, net of cash acquired	(15,500)	-
Notes receivable	(5,500)	(10,000)
Net amounts paid to deferred compensation plan trust account	-	(15)
Other	642	(129)
Net cash used in investing activities	(86,204)	(74,386)
Cash flows from financing activities:
Repurchases of common stock	(417,245)	(289,099)
Proceeds from issuance of common stock to employees	84,107	104,464
Excess tax benefits from share-based compensation	9,850	9,570
Employees' taxes withheld and paid for restricted stock and restricted stock units	(8,664)	(9,526)
Net borrowings under credit facility agreements	29,553	14,935
Repayments under term loan facility and other bank borrowings	(56,250)	-
Other	(616)	(935)
Net cash used in financing activities	(359,265)	(170,591)
Effects of exchange rate changes on cash and cash equivalents	(1,994)	5,718
Net increase/(decrease) in cash and cash equivalents	(191,874)	60,997
Cash and cash equivalents at beginning of period	1,117,861	704,570
Cash and cash equivalents at end of period	$925,987	$765,567

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

Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 27, 2013 (the “2013 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 27, 2014 and September 27, 2013, results of operations and statements of comprehensive earnings for the three and nine months ended June 27, 2014 and June 28, 2013, and cash flows for the nine months ended June 27, 2014 and June 28, 2013. The results of operations for the three and nine months ended June 27, 2014 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

Segment Reporting

During the second quarter of fiscal year 2014, the Company changed its organizational structure resulting in a change in operating and reportable segments. The Company’s operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components.  The Company’s Ginzton Technology Center (“GTC”) and Varian Particle Therapy (“VPT”) businesses are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. Refer to Note 18, “Segment Information.”

Reclassifications

Certain items in the condensed consolidated statements of earnings have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported total revenues, total cost of revenues and net earnings.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2014 is the 52-week period ending September 26, 2014, and fiscal year 2013 was the 52-week period that ended on September 27, 2013. The fiscal quarters ended June 27, 2014 and June 28, 2013 were both 13-week periods.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The new guidance will be effective in the Company’s fiscal year beginning 2017. Early adoption is permitted. The amendment can be applied on a prospective basis to all share-based payments granted or modified on or after the effective date. Entities will also be provided an option to apply the guidance on a modified retrospective basis to existing awards. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective in the Company’s fiscal year beginning 2018. Early application is not permitted. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

2. BALANCE SHEET COMPONENTS:

	June 27,	September 27,
(In millions)	2014	2013
Available-for-sale Securities:
Corporate debt securities:
Amortized cost	$69.4	$62.7
Unrealized gain (loss)	-	-
Fair value	$69.4	$62.7

The available-for-sale securities represent loans to California Proton Treatment Center, LLC (“CPTC”). As of June 27, 2014, of the total amount of $69.4 million of the available-for-sale securities, $60.8 million is included in “Short-term investment” and $8.6 million is included in “Other assets” on the condensed consolidated balance sheet. As of September 27, 2013, the entire amount of available-for-sale securities was included in “Short-term investment” on the condensed consolidated balance sheet. Refer to Note 16, “CPTC Loans” for additional discussion.

	June 27,	September 27,
(In millions)	2014	2013
Inventories:
Raw materials and parts	$300.9	$276.6
Work-in-process	115.6	91.6
Finished goods	169.6	167.0
Total inventories	$586.1	$535.2

	June 27,	September 27,
(In millions)	2014	2013
Other long-term liabilities:
Long-term income taxes payable	$50.8	$41.9
Other	99.2	102.1
Total other long-term liabilities	$150.0	$144.0

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

	Fair Value Measurement Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at June 27, 2014:
Available-for-sale corporate debt securities	$-	$-	$69.4	$69.4
Derivative assets	-	0.1	-	0.1
Total assets measured at fair value	$-	$0.1	$69.4	$69.5

Liabilities at June 27, 2014:
Contingent consideration	$-	$-	$(4.2)	$(4.2)
Total liabilities measured at fair value	$-	$-	$(4.2)	$(4.2)

Assets at September 27, 2013:
Money market funds	$50.0	$-	$-	$50.0
Available-for-sale corporate debt security	-	-	62.7	62.7
Option to purchase a privately-held company	-	-	1.4	1.4
Total assets measured at fair value	$50.0	$-	$64.1	$114.1

Liabilities at September 27, 2013:
Derivative liabilities	$-	$(1.1)	$-	$(1.1)
Contingent consideration	-	-	(2.5)	(2.5)
Total liabilities measured at fair value	$-	$(1.1)	$(2.5)	$(3.6)

Money market funds are included under cash and cash equivalents, available-for-sale corporate debt securities are included under short-term investment and other assets, derivative assets are included under prepaid expenses and other current assets, option to purchase a company is included under other assets, derivative liabilities are included under accrued liabilities and contingent consideration is included under accrued liabilities and other-long term liabilities on the condensed consolidated balance sheets.

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

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a Monte Carlo simulation model with key assumptions that include estimated sales units or revenues of the acquired business during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated sales units or revenues were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the volatility were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. If the estimated discount rates used were to increase or decrease, the fair value of the contingent consideration would decrease or increase, respectively.

The fair value of the Company’s Level 3 available-for-sale corporate debt securities is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. If the estimated discount rates used were to increase or decrease, the fair value of the debt securities would decrease or increase, respectively. However, the Company does not increase the fair value above its par value as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value.

As of September 27, 2013, the Company had an option to purchase the remaining equity interest of Augmenix, Inc. (“Augmenix”), a privately-held company. The option to purchase the remaining equity interest of Augmenix is classified as a Level 3 asset and its fair value is based on the income approach using key assumptions that include projected operating results of the company and an estimated discount rate corresponding to the period of expected payment.

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

			Option to
	Available-For-Sale Corporate Debt	Contingent	Purchase a Privately - Held
(In millions)	Securities	Consideration	Company
Balance at September 27, 2013	$62.7	$(2.5)	$1.4
Additions (1)	44.8	(2.9)	-
Sale of a portion of available-for-sale corporate debt securities(2)	(38.1)	-	-
Settlements (3)	-	0.6	-
Change in fair value recognized in earnings	-	0.6	(1.4)
Balance at June 27, 2014	$69.4	$(4.2)	$-
1.	Amounts reported under Available-For-Sale Corporate Debt Securities include accrued interest.
2.	Refer to Note 16 “CPTC Loans”
3.	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and nine months ended June 27, 2014, or the three and nine months ended June 28, 2013. Transfers between fair value measurement levels are recognized at the end of the reporting period.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Assets Measured at Fair Value on a Nonrecurring Basis

For the three and nine months ended June 27, 2014, the Company recognized a $7.7 million charge relating to the impairment of a portion of our privately-held investment in Augmenix. The impairment charge of $7.7 million included a $1.4 million write-off of the option to purchase the remaining equity interest of Augmenix, upon its expiry. This option was previously measured at fair value on a recurring basis.

For the three and nine months ended June 27, 2014, the Company’s assets that were measured at fair value on a nonrecurring basis are summarized below:

	Net Carrying Value	Total Losses for the
(In millions)	as of June 27, 2014	three and nine months ended
Equity investment in Augmenix	$7.3	$6.3

The fair value measurement of the impaired privately held investment was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial condition and recent financing activities of the investees, reflected the assumptions market participants would use in pricing these assets. The impairment charge, representing the difference between the net book value and the fair value of the investment as a result of the evaluation, was recorded to Selling, general and administrative expenses.

Fair Value of Other Financial Instruments

The fair values of certain of the Company’s financial instruments, including bank deposits and certificate of deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts,  note receivables, accounts payable, and short-term debt approximate their carrying amounts due to their short maturities.

As of both June 27, 2014 and September 27, 2013, the fair value of current maturities of long-term debt approximated its carrying value of $50.0 million and $56.3 million, respectively, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $400.0 million and $450.0 million, at June 27, 2014 and September 27, 2013, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as level 2 in the fair value hierarchy.

4. Financing Receivables and Allowance for Credit Losses

A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Condensed Consolidated Balance Sheets.

The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year, and the related allowance for doubtful accounts are presented in the following table:

	June 27,	September 27,
(In millions)	2014	2013
Accounts receivable with contractual maturities of more than one year:
Gross amount	$41.3	$28.0
Allowance for doubtful accounts	(3.0)	(3.0)
Net amount	$38.3	$25.0
Amount past due	$3.5	$3.1

During the three and nine months ended June 27, 2014, the Company sold without recourse $8.3 million and $11.3 million, respectively, of accounts receivable with contractual maturities of more than one year. During the three months ended June 28, 2013, no accounts receivable with contractual maturities of more than one year were sold. During the nine months ended June 28, 2013, the Company sold without recourse $1.1 million of accounts receivable with contractual maturities of more than one year.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the activity of goodwill by reportable operating segment:

	Oncology	Imaging
(In millions)	Systems	Components	Other	Total
Balance at September 27, 2013	$132.0	$33.2	$60.1	$225.3
Acquisition of businesses	10.4	-	-	10.4
Foreign currency translation adjustments	-	-	0.4	0.4
Balance at June 27, 2014	$142.4	$33.2	$60.5	$236.1

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets included in “Other assets” in the Condensed Consolidated Balance Sheets as follows:

	June 27,	September 27,
(In millions)	2014	2013
Intangible Assets:
Acquired existing technology	$46.6	$36.6
Patents, licenses and other	27.9	29.0
Customer contracts and supplier relationship	11.9	10.9
Accumulated amortization	(54.7)	(53.1)
Net carrying amount	$31.7	$23.4

Amortization expense for intangible assets was $1.4 million and $1.1 million for the three months ended June 27, 2014 and June 28, 2013, respectively, and $3.3 million for both the nine months ended June 27, 2014, and June 28, 2013. The Company estimates amortization expense for the remaining three months of fiscal year 2014, fiscal year 2015, fiscal year 2016, fiscal year 2017, fiscal year 2018, fiscal year 2019 and thereafter, will be as follows (in millions): $2.2, $7.1, $6.3, $3.7, $3.6, $3.5, and $5.3, respectively.

6. RELATED PARTY TRANSACTIONS

VMS has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin-film transistor arrays (“flat panels”) for the Company’s Imaging Components’ digital image detectors and for its Oncology Systems’ On-Board Imager®, and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net profits or losses are allocated to the members in accordance with their ownership interests.

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income of $0.7 million and $3.0 million in the three months ended June 27, 2014 and June 28, 2013, respectively, on the equity investment in dpiX Holding. VMS recorded income of $0.1 million $2.5 million in the nine months ended June 27, 2014 and June 28, 2013, respectively, on the equity investment in dpiX Holding. Income and loss on the equity investment in dpiX Holding is included in “Selling, general and administrative” expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in “Other assets” in the Condensed Consolidated Balance Sheets, was $48.4 million at June 27, 2014 and $49.7 million at September 27, 2013.

The Company purchased glass transistor arrays from dpiX totaling $5.7 million and $6.5 million, respectively, in the three months ended June 27, 2014 and June 28, 2013. The Company purchased glass transistor arrays from dpiX totaling $14.9 million and $22.6 million, respectively, in the nine months ended June 27, 2014 and June 28, 2013. The purchases of glass transistor arrays are included as a component of “Inventories” in the Condensed Consolidated Balance Sheets or “Cost of revenues - product” in the Condensed Consolidated Statements of Earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of June 27, 2014, the Company had fixed cost commitments of $4.3 million related to this amended agreement, for the remaining three months of fiscal year 2014. The fixed cost commitment for future years will be determined based on forecasted dpiX sales and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX.

7. BORROWINGS

On August 27, 2013, VMS entered into a Credit Agreement (as amended to date) with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2013 Credit Agreement, the Company has the right to make (i) up to two requests to increase the aggregate commitments under the Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. The 2013 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends. The proceeds of the Credit Facility may be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.00% to 0.25% based on the same leverage Ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company. At June 27, 2014, borrowings under the 2013 Term Loan Facility totaled $450.0 million with a weighted average interest rate of 1.28%. At September 27, 2013, borrowings under the 2013 Term Loan Facility totaled $500.0 million with a weighted average interest rate of 1.31%. At June 27, 2014 and September 27, 2013, there were no amounts outstanding on the 2013 Revolving Credit Facility.

Subject to certain limitations on the amount secured, a pledge of stock issued by certain of our present and future subsidiaries that are deemed to be material under the terms of the 2013 Credit Facility serve as security for the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of June 27, 2014, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. The 2013 Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of June 27, 2014, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.

The Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), and (ii) a minimum cash flow coverage ratio. The Company was in compliance with all covenants under the Credit Agreement for all periods within these condensed consolidated financial statements in which it was in existence.

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

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2014, the Sumitomo Credit Facility was extended and will expire in March 2015. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 27, 2014, 3 billion Japanese yen or $29.6 million was outstanding under the Sumitomo Credit Facility. In July 2014, VMS KK repaid the entire balance of the amount outstanding under the Sumitomo Credit Facility. There was no outstanding amount under the Sumitomo Credit Facility as of September 27, 2013.

In April 2014, the Company paid the outstanding balance of $6.3 million for the principal amount and accrued interest of its unsecured term loan.

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

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
		June 27,	September 27,		June 27,	September 27,
	Balance Sheet	2014	2013	Balance Sheet	2014	2013
(In millions)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$-	$-	Accrued liabilities	$-	$1.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.1	-	Accrued liabilities	-	-
Total derivatives		$0.1	$-		$-	$1.1

See Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments. Also see Note 1, “Summary of Significant Accounting Policies” in the Consolidated Financial Statements in the Company’s 2013 Annual Report regarding credit risk associated with the Company’s derivative instruments.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of June 27, 2014 and September 27, 2013, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

Cash Flow Hedging Activities

The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. Dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contracts may be entered into several times a quarter and range from one to thirteen months. As of June 27, 2014, the foreign currency forward contracts ranged from one to thirteen months in maturity.

The Company designates and accounts for certain of its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets is reclassified to “Revenues” in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and reclassifies these amounts into “Revenues” in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in “Revenues,” and amounts excluded from the assessment of effectiveness in “Cost of revenues” in the Condensed Consolidated Statements of Earnings. During the three and nine months ended June 27, 2014, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of June 27, 2014, all forecasted cash flows were still probable to occur. As of June 27, 2014, the net unrealized gain on derivative instruments, before tax, included in “Accumulated other comprehensive loss” and expected to be reclassified to earnings over the next 12 months was immaterial.

The Company had the following outstanding foreign currency forward contracts that were designated as cash flow hedges:

At June 27, 2014
Notional Value
(In millions)	Sold
Euro	$13.7
Totals	$13.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the amounts, before tax, recognized in “Accumulated other comprehensive loss” in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other				Location of Gain	Gain (Loss) Reclassified from Accumulated Other
	Comprehensive Income				(Loss) Reclassified	Comprehensive Income into Net Earnings
	(Effective Portion)				from Accumulated	(Effective Portion)
	Three Months Ended		Nine Months Ended		Other Comprehensive	Three Months Ended		Nine Months Ended
Income into Net
	June 27,	June 28,	June 27,	June 28,	Earnings (Effective	June 27,	June 28,	June 27,	June 28,
(In millions)	2014	2013	2014	2013	Portion)	2014	2013	2014	2013
Foreign currency forward contracts	$0.1	$(0.3)	$2.2	$2.0	Revenues	$(0.3)	$2.0	$1.0	$3.0

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

The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) originally designated as cash flow hedges (primarily in Euro and Japanese yen) and were subsequently de-designated when the forecasted revenues were recognized:

	At June 27, 2014
		Notional
	Notional	Value
(In millions)	Value Sold	Purchased
Australian dollar	$14.9	$-
British pound	4.2	-
Canadian dollar	-	10.3
Euro	170.3	-
Japanese yen	101.9	-
Hungarian Forint	2.0
Indian Rupee	2.3	-
New Zealand dollar	3.4	-
Norwegian krone	6.9	-
Swedish krona	7.8	-
Swiss franc	-	52.1
Totals	$313.7	$62.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments:

Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Net		Amount of Gain Recognized in Net
Derivative	Earnings on Derivative		Earnings on Derivative
	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2014	2013	2014	2013
Selling, general and administrative expenses	$(1.1)	$3.4	$0.4	$15.7

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. The counterparty’s right of set-off is not limited to the derivative instruments and applies to other rights held by the counterparty. These events of default, which are defined by the existing agreements, are primarily related to the Company’s failure to pay the counterparty under the derivative instruments, voluntary or involuntary bankruptcy, the Company’s default on its borrowings, and deterioration of creditworthiness of the surviving entity if the Company merges or transfers its assets or liabilities to another entity. As of June 27, 2014 and September 27, 2013, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
	June 27,	June 28,
(In millions)	2014	2013
Accrued product warranty, at beginning of period	$53.2	$52.8
Charged to cost of revenues	38.8	38.9
Actual product warranty expenditures	(41.5)	(41.0)
Accrued product warranty, at end of period	$50.5	$50.7

Long-term accrued product warranty costs of $1.9 and $14.1 million are included under “Other long-term liabilities” in the Condensed Consolidated Balance Sheets as of June 27, 2014 and September 27, 2013, respectively.

Other Commitments

In September 2011, the Company, through its Swiss subsidiary, participated in a $165.3 million loan (“Tranche A loan”) for CPTC, under which the subsidiary committed to loan up to $115.3 million to finance the construction and start-up operations of a proton therapy center. On June 10, 2014 the Company, through its Swiss subsidiary, entered into a series of agreements pursuant to which JPMorgan Chase Bank, N.A. (“J.P. Morgan”) assumed $45.0 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Through these agreements, the Company’s Swiss subsidiary also increased its individual loan commitment by another $10.0 million (“Tranche B loan”). As of June 27, 2014, the Company’s outstanding commitment under the Tranche A loan was $9.5 million and under the Tranche B loan was $1.4 million. See Note 16, “CPTC Loans” for additional discussion.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which the Company committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event certain product development milestones are achieved. As of June 27, 2014, the outstanding fixed fees and license fees commitment for the Siemens agreement was $6.5 million and $19.5 million, respectively. See Note 17 “Strategic Arrangement” for additional discussion.

In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of June 27, 2014, the Company had a fixed cost commitment of $4.3 million related to this amended agreement, for the remaining three months of fiscal year 2014.  The fixed cost commitment for future years will be determined based on forecasted dpiX sales and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).  See Note 6 “Related Party Transactions” for additional discussion.

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

The Company spent $0.3 million (net of amounts borne by VI and VSEA) in both the three months ended June 27, 2014 and June 28, 2013, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.8 million (net of amounts borne by VI and VSEA) in both the nine months ended June 27, 2014 and June 28, 2013, respectively, on such costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of June 27, 2014, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.7 million to $9.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of June 27, 2014. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.7 million for these cleanup projects as of June 27, 2014. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of June 27, 2014, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $6.3 million to $36.7 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of June 27, 2014. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $11.8 million at June 27, 2014. Accordingly, the Company has accrued $9.3 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.5 million at June 27, 2014 and $2.4 million at September 27, 2013. The current and noncurrent receivables portion from that insurer is included in “Prepaid expenses and other current assets” and “Other assets,” and the payable portion to that insurer is included “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters included a patent infringement lawsuit initiated on April 13, 2007 by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”) technology. The lawsuit was dismissed and re-filed on June 16, 2008 in the Northern District of California. The case was subsequently transferred to the United States District Court for the Western District of Pennsylvania (“trial court”). On or about December 21, 2011, the trial court entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. Subsequently, in early 2012, in the proceedings at the trial court on the remaining issues in litigation, it was found (i) that the Company willfully infringed the subject patent, (ii) that the Company is liable for approximately $40 million in actual damages and (iii) that the subject patent was valid. The trial court had ordered the Company to pay a total of approximately $102 million, comprised of approximately $80 million in enhanced damages (a doubling of the damages amount), pre-judgment interest to the damage award of approximately $13 million and approximately $9 million in attorneys’ fees. The trial court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. The Company appealed the findings against it. In January 2014, the Company entered into a settlement agreement with the University of Pittsburgh that was dependent upon the appellate ruling. In April 2014, the appellate court issued an opinion affirming the trial court judgment in part and reversing it in part. Based on the opinion and the terms of the settlement agreement, the Company paid $35.6 million in full settlement of the lawsuit to the University of Pittsburgh in the third fiscal quarter of 2014. Prior to the beginning of the second quarter of fiscal year 2014, the Company had accrued in aggregate approximately $5 million for the low end of the range of the probable settlement value for this matter. In the second quarter of fiscal year 2014 the Company accrued  an additional $25.1 million of the $35.6 million for all damages and interest related to the case and in the third quarter of fiscal year 2014 recorded the remaining amount of approximately $5.5 million for future royalties as prepaid royalties. The amount of prepaid royalties is being amortized over the remaining life of the patent of approximately two and a half years.

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

Restructuring Charges

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualified employees during the first quarter of fiscal year 2013. The Company incurred insignificant restructuring charges during the three months ended June 28, 2013 and incurred $6.7 million of restructuring charges during nine months ended June 28, 2013. No restructuring charges were incurred during the three and nine months ended June 27, 2014 in relation to this or any other restructuring program.

10. RETIREMENT PLANS

The Company’s net defined benefit and post-retirement benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2014	2013	2014	2013
Defined Benefit Plans
Service cost	$1,028	$1,169	$3,077	$3,598
Interest cost	1,545	1,276	4,591	3,891
Expected return on plan assets	(1,977)	(1,388)	(5,869)	(4,235)
Amortization of prior service cost	43	41	128	121
Recognized actuarial loss	539	682	1,616	2,045
Net periodic benefit cost	$1,178	$1,780	$3,543	$5,420
Post-Retirement Benefit Plans
Interest cost	$43	$40	$129	120
Amortization of prior service cost	1	1	3	3
Recognized actuarial (gain) / loss	(3)	15	(9)	45
Net periodic benefit cost	$41	$56	$123	$168

The Company made contributions to the defined benefit plans of $5.7 million during the nine months ended June 27, 2014. The Company currently expects total contributions to the defined benefit plans for fiscal year 2014 will be approximately $7.3 million. The Company made contributions to the post-retirement benefit plans of $0.4 million during the nine months ended June 27, 2014. The Company currently expects total contributions to the post-retirement benefit plans for fiscal year 2014 will be approximately $0.5 million.

11. INCOME TAXES

The Company’s effective tax rate was 25.5% for the three months ended June 27, 2014, compared to 27.6% for the same period of fiscal year 2013. The decrease in the Company’s effective tax rate during the three months ended June 27, 2014 compared to the year ago period was primarily due to a larger net benefit for discrete items in the current period, which is primarily related to the release of certain liabilities for uncertain tax positions due to the expiration of the statutes of limitation in various jurisdictions. The Company’s effective tax rate was 28.1% for the nine months ended June 27, 2014, compared to 28.7% for the same period of fiscal year 2013. The decrease in the Company’s effective tax rate during the nine months ended June 27, 2014 compared to the year ago period was primarily due to a favorable shift in the mix of geographic earnings.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The total amount of unrecognized tax benefits did not materially change  during the nine months ended June 27, 2014; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation and audit settlements in various jurisdictions.

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

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. The Company has repurchased a total of 1,250,000, and 5,250,000 of VMS common stock during the three and nine months ended June 27, 2014, respectively. The 5,250,000 shares repurchased during the nine months ended fiscal year 2014 included 2,000,000 shares repurchased under the August 2012 repurchase program. All shares that were repurchased have been retired. As of June 27, 2014, 2,750,000 shares of VMS common stock remained available for repurchase under this repurchase authorization.

Other Comprehensive Earnings

The changes in accumulated other comprehensive earnings (loss) by component and related tax effects are summarized as follows (in thousands):

		Net
		Unrealized
	Net Unrealized Gains	Gains		Accumulated
	(Losses) Defined	(Losses)	Cumulative	Other
	benefit pension and	Cash Flow	Translation	Comprehensive
	post-retirement	Hedging	Adjustment	Earnings
	benefit plans	Instruments	and Other	(Loss)
Balance at September 27, 2013	$(40,081)	$(691)	$701	$(40,071)
Other comprehensive earnings before reclassifications	-	2,177	(752)	1,425
Amounts reclassified out of other comprehensive earnings	1,737	(1,038)	-	699
Tax expense	(321)	(427)	-	(748)
Balance at June 27, 2014	$(38,665)	$21	$(51)	$(38,695)

		Net
		Unrealized
	Net Unrealized Gains	Gains		Accumulated
	(Losses) Defined	(Losses)	Cumulative	Other
	benefit pension and	Cash Flow	Translation	Comprehensive
	post-retirement	Hedging	Adjustment	Earnings
	benefit plans	Instruments	and Other	(Loss)
Balance at September 28, 2012	$(48,623)	$531	$(8,529)	$(56,621)
Other comprehensive earnings before reclassifications	-	2,046	1,998	4,044
Amounts reclassified out of other comprehensive earnings	2,211	(2,962)	-	(751)
Tax benefit / (expense)	(411)	344	-	(67)
Balance at June 28, 2013	$(46,823)	$(41)	$(6,531)	$(53,395)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
Comprehensive Earnings Components	Income (Loss) Before Taxes		Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized gains and (losses) on defined benefit pension and post-retirement benefit plans	$(579)	$(736)	$(1,737)	$(2,211)	Cost of Revenues & Operating Expenses
Unrealized gains and (losses) on cash flow hedging instruments	(239)	2,000	1,038	2,962	Revenues
Total amounts reclassified out of other comprehensive earnings	$(818)	$1,264	$(699)	$751

13. EMPLOYEE STOCK PLANS

The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands)	2014	2013	2014	2013
Cost of revenues - Product	$950	$1,058	$2,374	$3,443
Cost of revenues - Service	1,330	1,069	3,392	2,530
Research and development	1,771	1,515	4,392	4,741
Selling, general and administrative	7,363	6,882	19,896	23,201
Total share-based compensation expense	11,414	10,524	30,054	33,915
Tax effects	(3,564)	(3,181)	(9,301)	(10,359)
Net share-based compensation expense	$7,850	$7,343	$20,753	$23,556

During the nine months ended June 27, 2014, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
Employee Stock Option Plans
Expected term (in years)	-	4.77	4.13	4.76
Risk-free interest rate	-	0.7%	1.2%	0.6%
Expected volatility	-	29.6%	24.6%	32.2%
Expected dividend	-	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$-	$18.21	$18.23	$19.73

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2014	2013	2014	2013
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected volatility	11.1%	13.6%	12.8%	16.5%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$14.42	$12.21	$14.20	$12.95

A summary of share-based awards available for grant is as follows:

Shares
Available
(In thousands)	for Grant
Balance at September 27, 2013	9,925
Granted	(1,923)
Cancelled or expired	151
Balance at June 27, 2014	8,153

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

Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(In thousands, except per share amounts)	Shares	Price	Term (in years)	Value (1)
Balance at September 27, 2013	4,485	$53.02
Granted	619	83.49
Cancelled or expired	(36)	71.03
Exercised	(1,421)	48.39
Balance at June 27, 2014	3,647	$59.84	3.4	$87,565

Exercisable at June 27, 2014	2,688	$53.64	2.4	$81,202

(1) The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $83.85 as of June 27, 2014, the last trading date of the third quarter of fiscal year 2014, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of June 27, 2014, there was $13.4 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

		Weighted Average
		Grant-Date Fair
(In thousands, except per share amounts)	Shares	Value
Balance at September 27, 2013	1,035	$64.36
Granted	467	82.50
Vested	(331)	63.40
Cancelled or expired	(38)	70.40
Balance at June 27, 2014	1,133	$72.10

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

As of June 27, 2014, unrecognized compensation expense totaling $45.9 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

14. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net earnings	$107,090	$112,831	$297,838	$320,902
Weighted average shares outstanding - basic	103,644	108,158	104,585	108,741
Dilutive effect of potential common shares	1,225	1,602	1,325	1,755
Weighted average shares outstanding - diluted	104,869	109,760	105,910	110,496
Net earnings per share - basic	$1.03	$1.04	$2.85	$2.95
Net earnings per share - diluted	$1.02	$1.03	$2.81	$2.90
Anti-dilutive employee shared based awards, excluded	657	737	720	739

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

15. BUSINESS COMBINATIONS

In April 2014, the Company closed the acquisition of certain assets of Velocity Medical Solutions LLC (“Velocity”), a privately-held Atlanta-based developer of specialized software for cancer clinics. The Velocity software aggregates unstructured treatment and imaging data from diverse systems to give a more comprehensive view of a patient's diagnostic imaging and treatment history and help clinicians make more informed treatment decisions. The acquired assets of Velocity were integrated into the Company’s Oncology Systems business and will increase the Company’s current product offerings. The acquisition was accounted for as a business combination. The total purchase price of the acquisition of $19.9 million consisted of $17.0 million in cash (of which $2.6 million was held back) and $2.9 million of earn-out consideration at fair value.  Of the purchase price, $10.6 million was preliminarily allocated to amortizable intangible assets, $9.8 million goodwill, and $(0.5) million to net assumed liabilities. If any additional information becomes available, we may revise our preliminary purchase price allocation. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is deductible for income tax purposes. The amortization period for the intangible assets acquired through the acquisition was as follows: 6 years for Developed Technology, 7 years for Customer Relationships and 6 years for Trade Name. The goodwill recognized, which was assigned to the Company’s Oncology Systems reporting unit, is primarily attributable to expected synergies resulting from the acquisition. The Company also completed an insignificant acquisition during the first quarter of fiscal year 2014.

The business combination transactions during the first nine months of fiscal year 2014 were not significant, and therefore pro forma disclosures have not been presented.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

16. CPTC LOANS

In April 2010, the Company signed an $88 million agreement to supply a proton therapy system to CPTC, a variable interest entity that was established to finance and operate the Scripps Proton Therapy Center in San Diego, California. The Company began recognizing revenues under this contract in the fourth quarter of fiscal year 2011. In June 2011, the Company signed a ten-year, approximately $60 million agreement with CPTC to service the proton therapy system which commenced in the quarter ended December 27, 2013. In addition, in September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million (“Tranche A loan”) to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under the Tranche A loan was $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. In June 2014, the Company, through its Swiss subsidiary, entered into a series of agreements pursuant to which JPMorgan Chase Bank, N.A. (“J.P. Morgan”) assumed $45 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Pursuant to these agreements, J.P. Morgan purchased $38.1 million of the Company’s outstanding Tranche A loan at par value and is obligated to fund up to an additional $6.9 million of the remaining Tranche A loan commitment. Through these agreements, the Company’s Swiss subsidiary also increased its individual loan commitment by $10 million (“Tranche B loan”) and as a result, the Company’s maximum loan commitment under the Tranche A and Tranche B loans (collectively, referred to as the “CPTC Loans”) is $80.3 million reflecting the Company’s pro rata share of 45.8% of the total obligation to fund CPTC of $175.3 million.

As of June 27, 2014, the Company had loaned $60.8 million of its $70.3 million commitment under the Tranche A loan. The Company intends to sell all or a portion of its participation in its Tranche A loan before the maturity date. Upon the sale of all or a portion of the Tranche A loan, the Company will not be required to make further loan advances for the portion of the loan that is sold. As of June 27, 2014 the Company had loaned $8.6 million of its $10.0 million commitment under the Tranche B loan. The amounts loaned under the Tranche A and Tranche B loans include accrued interest. The CPTC loans are accounted for as available-for-sale securities and recorded at fair value. The Tranche A loan is classified as a short-term investment and included in current assets and the Tranche B loan is included in other assets on the Company’s Condensed Consolidated Balance Sheets. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. The Company’s subsidiary is not obligated to fund any additional amounts to CPTC beyond the $80.3 million under the CPTC Loans.

Pursuant to the agreements entered into in June 2014, the CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum.   Interest only payments on the CPTC Loans are due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. The Company, as one of the lenders, is entitled to certain fees, including a commitment fee of 1.5% of the Tranche A loan commitment amount and an exit fee of 1% of the amount of CPTC Loans principal paid, whether as a result of prepayment or maturity. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center. In connection with the agreements entered into in June 2014, the Company’s subsidiary share of the gross revenues of the Scripps Proton Therapy Center for 35 years was reduced from 4% to 2.5%. Additionally, as a result of J.P. Morgan’s assumption of a portion of the Company’s maximum loan commitment, the Company’s subsidiary’s share of 2.5% of gross revenues is further proportionately split between the Company’s subsidiary and J.P. Morgan based on their maximum amount of CPTC Loans commitment. The Company’s subsidiary’s right of revenue sharing may further be reduced upon the sale of a portion of the Company’s loan and will be reduced to an amount not to exceed 1% of the gross revenues of the Scripps Proton Therapy Center upon repayment of the first $71 million of the Company’s loan amount.

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

As of June 27, 2014, in addition to the $60.8 million of the Tranche A loan and $8.6 million of the Tranche B loan to CPTC, the Company had recorded $30.5 million in accounts receivable from CPTC, which includes unbilled accounts receivable. As of September 27, 2013, the outstanding Tranche A loan balance to CPTC was $62.7 million and the accounts receivable balance from CPTC was $48.4 million, which includes unbilled accounts receivable. The Company’s exposure to loss as a result of its involvement with CPTC was limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(Unaudited)

17. STRATEGIC ARRANGEMENT

In April 2012, VMS entered into a strategic global alliance with Siemens through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10.0 million in fixed fees and $20.0 million in license fees, in the event certain product development milestones are achieved. The Company will also pay for additional licenses beyond the minimum quantities set forth in the agreement. As of June 27, 2014, the outstanding fixed fees and license fees commitment under the Siemens agreement was $6.5 million and $19.5 million, respectively.

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

18. SEGMENT INFORMATION

During the second quarter of fiscal year 2014, the Company changed its organizational structure resulting in a change in operating and reportable segments. The Company’s operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Imaging Components segment includes the Company’s X-ray imaging tubes and flat panel products (previously reported as “X-Ray Products” segment), as well as our security and inspection products (previously reported as “Security and Inspection Products” under the “Other” category). The Company’s GTC and VPT businesses are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. There was no change to the reporting units as a result of the change in operating segments.

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

The Company has two other businesses, VPT and GTC, which are reported together under the “Other” category.

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

The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
(In millions)	2014	2013	2014	2013
Revenues
Oncology Systems	$578.2	$561.3	$1,722.7	$1,667.4
Imaging Components	161.8	158.2	492.0	474.6
Total reportable segments	$740.0	$719.5	$2,214.7	$2,142.0
Other	7.7	6.7	23.0	31.0
Total company	$747.7	$726.2	$2,237.7	$2,173.0

Operating Earnings (Loss)
Oncology Systems	$123.5	$129.5	$369.3	$381.0
Imaging Components	41.7	40.2	124.6	118.9
Total reportable segments	$165.2	$169.7	$493.9	$499.9
Other	(12.2)	(11.9)	(40.9)	(35.7)
Corporate	(10.5)	(3.1)	(41.0)	(16.3)
Total company	$142.5	$154.7	$412.0	$447.9

Prior period numbers have been recast to conform to the current period’s presentation.

19. SUBSEQUENT EVENT

In July 2014, the Company closed the acquisition of certain assets and liabilities of Transpire, Inc., a privately-held developer of software solutions for accurately and rapidly predicting the macroscopic behavior of radiation. The transaction will be accounted for as a business combination. The total purchase consideration for the acquisition is $16 million in cash, excluding potential earn-out consideration of up to $4 million, which will be paid over the next three years if certain performance targets are achieved. The Company is currently evaluating the purchase price allocation for this transaction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems Inc. and its subsidiaries as of June 27, 2014, and the related condensed consolidated statement of earnings and of comprehensive earnings for the three-month and nine-month periods ended June 27, 2014 and June 28, 2013 and the condensed consolidated statement of cash flows for the nine-month periods ended June 27, 2014 and June 28, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 27, 2013 and the related consolidated statements of earnings and of comprehensive earnings, of stockholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 26, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 27, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

August 5, 2014

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

In the third quarter of fiscal year 2014, revenues increased 3% and gross margin increased 0.5 percentage points, compared to the year-ago quarter.  Net earnings per diluted share decreased 1% in the third quarter of fiscal year 2014, compared to the year-ago quarter. Net earnings decreased 5% in the third quarter of fiscal year 2014, compared to the year-ago quarter. During the third quarter of fiscal year 2014, operating expenses included a charge of approximately $8 million relating to impairment of a portion of our privately-held equity investment in Augmenix, Inc. (“Augmenix”). Gross orders for Oncology Systems decreased 1% and Imaging Components increased 12% in the third quarter of fiscal year 2014, compared to the year-ago quarter. We recorded gross orders of $57 million in the “Other” category during the third quarter of fiscal year 2014. Our backlog at June 27, 2014 was 4% higher than at the end of the third quarter of fiscal year 2013.

In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. The U.S. Dollar strengthened against the Japanese Yen and weakened against the Euro in the third quarter of fiscal year 2014, compared to the prior-year quarter. In the third quarter of fiscal year 2014, our total revenues increased 2% in constant currency and gross orders for Oncology Systems decreased 2% in constant currency, each compared to the prior-year quarter.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.

Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically demand lower-priced products compared to developed markets. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenue from quarter-to-quarter. We also believe that the Affordable Care Act is causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased business variability. We continued to see signs that the Affordable Care Act is causing decision-makers at treatment centers to sharpen their focus on both clinical efficacy and cost efficiency. In accordance with the Affordable Care Act, in the second quarter of fiscal year 2013, we began to incur the 2.3% excise tax on sales of medical devices (including our Oncology Systems products) in the United States, which has had and may continue to have a negative impact on our gross margin and/or may lead our customers to reduce their orders for our products. In the radiation oncology markets outside of North America, we expect the market growth of our European region (which includes Europe, Russia, the Middle East, India and Africa) will be mixed, with stronger market growth in Eastern Europe, India, and Africa, offset by lower market growth in Southern Europe which is facing severe economic challenges. Our outlook for Asia and the Rest of World remains healthy. In the third quarter of fiscal year 2014, within Asia, we experienced a sharp decline in orders from Japan, which was partially offset by continued growth in orders in China and other countries in Asia, compared to the year-ago period. Overall, we believe the longer-term global radiation oncology market can grow, on average, in the mid-single-digit range.

In the third quarter of fiscal year 2014, Oncology Systems North American gross orders were flat and international gross orders decreased 2%, compared to the year-ago quarter. On a constant currency basis, Oncology Systems international gross orders decreased 4% in the third quarter of fiscal year 2014, compared to the year-ago quarter.

In the third quarter of fiscal year 2014, Oncology Systems revenues increased 3% and gross margin increased by 0.4 percentage points compared to the year-ago quarter.

In the third quarter of fiscal year 2014, we acquired certain assets of Velocity Medical Solutions, LLC (“Velocity”), a privately-held Atlanta-based developer of specialized software for cancer clinics, for a cash consideration of $17 million plus potential contingent consideration upon achievement of certain milestones. The Velocity software aggregates unstructured treatment and imaging data from diverse systems to give a more comprehensive view of a patient's diagnostic imaging and treatment history and help clinicians make more informed treatment decisions.

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

In the third quarter of fiscal year 2014, Imaging Components revenues increased 2% and gross orders increased 12%, compared to the year-ago quarter. Imaging Components gross margin for the third quarter of fiscal year 2014 increased by 1.2 percentage points compared to the third quarter of fiscal year 2013.

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

Revenues in our “Other” category increased $1.0 million in the third quarter of fiscal year 2014, compared to the year-ago quarter. Gross orders in our “Other” category increased $56.2 million and $115.2 million, respectively, in the third quarter and first nine months of fiscal year 2014, compared to the respective year-ago periods.

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

Revenue Recognition

Our revenues are derived primarily from the sale of hardware and software products, and services. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

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

Service revenues include revenues from hardware service contracts, software service agreements, bundled support arrangements, paid services and trainings, and parts that are sold by the service department.

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

Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2013 for each of our four reporting units with goodwill, (i) Oncology Systems, (ii) X-ray tubes and panel products (formerly “X-Ray Products”), (iii) Security and inspection products, and (iv) VPT, the fair value of each such reporting unit was substantially in excess of its carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT business in particular, which had $60.5 million in goodwill as of June 27, 2014, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.

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

Loss Contingencies

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations or other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. Such matters are subject to many uncertainties, outcomes are not predictable with assurance, and actual liabilities could significantly exceed out estimates of potential liabilities. For example, in the University of Pittsburgh patent infringement case, as of December 27, 2013 we were subject to a court judgment that could have resulted in the Company incurring up to approximately $102 million in damages, including prejudgment interest, plus an ongoing royalty for sales after the date of judgment. While we appealed the findings against us, this appeal was subject to uncertainties. As of December 27, 2013, we had accrued an aggregate of approximately $5 million for the low end of the range of the probable settlement value for the University of Pittsburgh matter.  In January 2014, we entered into a settlement agreement with the University of Pittsburgh that was dependent upon the appellate ruling, which was issued in April 2014.  Based on the appellate court opinion and the terms of the settlement agreement, we paid approximately $35.6 million in full settlement of the lawsuit to the University of Pittsburgh in the third fiscal quarter of 2014, $25.1 million of which was accrued in the second quarter of fiscal year 2014 and the remaining $5.5 million of which was recorded in the third quarter of fiscal year 2014 as prepaid royalties and is being amortized over the remaining life of the patent of approximately two and half years.

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

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first nine months of fiscal years 2014 and 2013.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2014 is a 52-week period ending September 26, 2014, and fiscal year 2013 was a 52-week period ended September 27, 2013. The fiscal quarters ended June 27, 2014 and June 28, 2013 were both 13-week periods.

Discussion of Results of Operations for the Third Quarter and First Nine Months of Fiscal year 2014 Compared to the Third Quarter and First Nine Months of Fiscal year 2013

Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Product	$505.6	$503.6	0%	$1,529.0	$1,518.1	1%
Service (1)	242.1	222.6	9%	708.7	654.9	8%
Total Revenues	$747.7	$726.2	3%	$2,237.7	$2,173.0	3%
Product as a percentage of total revenues	68%	69%		68%	70%
Service as a percentage of total revenues	32%	31%		32%	30%

Revenues by region

North America	$358.1	$309.5	16%	$943.7	$914.0	3%
Europe	219.1	223.6	(2%)	668.3	657.2	2%
Asia	146.0	159.5	(9%)	543.2	509.5	7%
Rest of World	24.5	33.6	(27%)	82.5	92.3	(11%)
Total International (2)	389.6	416.7	(7%)	1,294.0	1,259.0	3%
Total	$747.7	$726.2	3%	$2,237.7	$2,173.0	3%
North America as a percentage of total revenues	48%	43%		42%	42%
International as a percentage of total revenues	52%	57%		58%	58%
(1)	Service revenues include revenues from parts sold by the service department.
(2)	We consider international revenues to be revenues outside of North America.

Total revenues increased in the third quarter of fiscal year 2014, compared to the year-ago period due to an increase in revenues in Oncology Systems and to a lesser extent increases in revenues in Imaging Components and the “Other” category.

Total revenues increased in the first nine months of fiscal year 2014, compared to the year-ago period due to increases in revenues in Oncology Systems and Imaging Components, partially offset by a decrease in revenues in the “Other” category.

A small increase in product revenues from Imaging Components was almost fully offset by a small decrease in product revenues from Oncology Systems during the third quarter of fiscal year 2014, compared to the year-ago period.

Product revenues increased slightly in the first nine months of fiscal year 2014, compared to the year-ago period, due to an increase in revenues in Imaging Components and to a lesser extent an increase in revenues in Oncology Systems, partially offset by a decrease in revenues in the “Other” category.

Service revenues increased in the third quarter and the first nine months of fiscal year 2014, compared to the respective year-ago periods, primarily due to an increase in service revenues from Oncology Systems, and to a lesser extent, increases in Imaging Components and the “Other” category.

North American revenues increased in the third quarter of fiscal year 2014, compared to the year-ago period, primarily due to increases in revenues in Oncology Systems and Imaging Components. North American revenues increased in the first nine months of fiscal year 2014, compared to the year-ago period, primarily due to an increase in revenues in Oncology Systems, slightly offset by decreases in revenues from Imaging Components and the “Other” category.

International revenues decreased in the third quarter of fiscal year 2014, compared to the year-ago period, due to a decrease in revenues from Oncology Systems, and a slight decrease in revenues from Imaging Components, partially offset by a slight increase in revenues from the “Other” category. International revenues increased in the first nine months of fiscal year 2014, compared to the respective year-ago period, primarily due to increases in revenues in Oncology Systems and Imaging Components, partially offset by a decrease in revenues in the “Other” category.

The U.S. Dollar was weaker against the Euro and stronger against the Japanese Yen in the third quarter and the first nine months of fiscal year 2014, compared to the respective year-ago periods. On a constant currency basis, international revenues decreased 8% during the third quarter and increased 4% during the first nine months of fiscal year 2014, compared to the respective year-ago periods.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Product	$343.7	$345.2	0%	$1,035.1	$1,028.9	1%
Service	234.5	216.1	9%	687.6	638.5	8%
Total Oncology Systems revenues	$578.2	$561.3	3%	$1,722.7	$1,667.4	3%
Product as a percentage of Oncology Systems revenues	59%	62%		60%	62%
Service as a percentage of Oncology Systems revenues	41%	38%		40%	38%
Oncology Systems revenues as a percentage of total revenues	77%	77%		77%	77%

Oncology Systems product revenues were flat in the third quarter and increased slightly in the first nine months of fiscal year 2014, compared to the respective year-ago periods. The increase in revenues from hardware products was offset by a decrease in revenues from certain software licenses during the third quarter of fiscal year 2014, compared to the year-ago period. The slight increase in product revenues in the first nine months of fiscal year 2014 was primarily due to an increase in revenues from high energy linear accelerators, partially offset by a decrease in revenues from certain software licenses, compared to the year-ago period. Revenues from TrueBeam as a percentage of revenues from hardware products increased during the third quarter and first nine months of fiscal year 2014, compared to the respective year-ago periods. Oncology Systems service revenues increased in the third quarter and the first nine months of fiscal year 2014, compared to the respective year-ago periods, primarily due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and by an increased number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
North America	$309.0	$264.4	17%	$796.9	$763.7	4%
Europe	163.8	169.2	(3%)	511.2	502.2	2%
Asia	82.4	95.4	(14%)	336.8	313.6	7%
Rest of World	23.0	32.3	(29%)	77.8	87.9	(12%)
Total International	269.2	296.9	(9%)	925.8	903.7	2%
Total Oncology Systems revenues	$578.2	$561.3	3%	$1,722.7	$1,667.4	3%
North America as a percentage of Oncology Systems revenues	53%	47%		46%	46%
International as a percentage of Oncology Systems revenues	47%	53%		54%	54%

North American Oncology Systems revenues increased in the third quarter of fiscal year 2014 and first nine months of fiscal year 2014, compared to the respective year-ago periods, due to increases in revenues from hardware products, services, and software licenses.

International Oncology Systems revenues decreased in the third quarter of fiscal year 2014, compared to the year-ago period, due to decreases in revenues from Asia, the Rest of World region, and Europe. The decrease in revenues in Asia in the third quarter of fiscal year 2014, compared to the year-ago period, was due to decreases in revenues from certain hardware products including high energy linear accelerators, and software licenses, partially offset by increases in revenues in services and low energy linear accelerators. The decrease in revenues in the Rest of World region in the third quarter of fiscal year 2014, compared to the year-ago period, was primarily due to a decrease in revenues from hardware products, partially offset by an increase in revenues from services. The decrease in revenues in Europe in the third quarter of fiscal year 2014, compared to the year-ago period, was due to decreases in revenues from hardware products and software licenses, partially offset by an increase in revenues from services. Within revenues from hardware products, revenues from high energy linear accelerators in Europe increased during the third quarter of the fiscal year 2014, compared to the year-ago period.

International Oncology Systems revenues increased in the first nine months of fiscal year 2014, compared to the year-ago period, due to an increase in revenues from Asia and to a lesser extent an increase in revenues from Europe, partially offset by a decrease in revenues from the Rest of World region. The increase in revenues from Asia in the first nine months of fiscal year 2014, compared to the year-ago period, was primarily due to increases in revenues from hardware products and services. The increase in revenues from Europe in the first nine months of fiscal year 2014, compared to the year-ago period was primarily due to an increase in revenues from services and high energy linear accelerators, partially offset by decreases in revenues from other hardware products and certain software licenses. The decrease in revenues from the Rest of World region in the first nine months of fiscal year 2014, compared to the year-ago period, was primarily due to decreases in revenues from hardware products.

The U.S. Dollar was weaker against the Euro and stronger against the Japanese Yen in the third quarter and the first nine months of fiscal year 2014, compared to the respective year-ago periods. The combined impact of the currency exchange rates had a positive impact on the revenues of Oncology Systems during the third quarter and a negative impact on the revenues of Oncology Systems during the first nine months of the fiscal year 2014.

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

Imaging Components Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Product	$155.3	$151.8	2%	$474.5	$459.3	3%
Service	6.5	6.4	1%	17.5	15.3	15%
Total Imaging Components revenues	$161.8	$158.2	2%	$492.0	$474.6	4%
Product as a percentage of Imaging Components revenues	96%	96%		96%	97%
Service as a percentage of Imaging Components revenues	4%	4%		4%	3%
Imaging Components revenues as a percentage of total revenues	22%	22%		22%	22%

Imaging Components revenues increased in the third quarter and the first nine months of fiscal year 2014, compared to the respective year-ago periods, due to an increase in revenues from products and to a lesser extent an increase in revenues from services. Imaging Components product revenues increased in the third quarter of fiscal year 2014, compared to the year-ago period, primarily due to an increase in revenues from X-ray flat panel products and security and inspection products, partially offset by a decrease in revenues from X-ray tube products, as customers delayed purchases due to longer tube life resulting from improvements in our X-ray tubes. Imaging Components product revenues increased in the first nine months of fiscal year 2014, compared to the year-ago period, primarily due to an increase in revenues from X-ray flat panel products, partially offset by a decrease in revenues from security and inspection products and to a lesser extent a decrease in revenues from X-ray tube products.

Revenues by region	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
North America	$46.7	$42.5	10%	$140.5	$141.7	(1%)
Europe	50.1	50.4	0%	140.4	132.7	6%
Asia	63.6	64.1	(1%)	206.4	195.9	5%
Rest of World	1.4	1.2	17%	4.7	4.3	9%
Total International	115.1	115.7	(1%)	351.5	332.9	6%
Total Imaging Components Revenues	$161.8	$158.2	2%	$492.0	$474.6	4%
North America as a percentage of Imaging Components revenues	29%	27%		29%	30%
International as a percentage of Imaging Components revenues	71%	73%		71%	70%

Imaging Components revenues increased in the third quarter of fiscal year 2014, compared to the year-ago period, primarily due to an increase in revenues in North America. North American Imaging Components revenues increased in the third quarter of fiscal year 2014, compared to the year-ago period, due to increases in X-ray flat panel products and security and inspection products. In Asia, the decrease in revenues from X-ray tube products was almost completely offset by an increase in revenues from X-ray flat panel products in the third quarter of fiscal year 2014, compared to the year-ago period. Imaging Components revenues in Europe and the rest of world region were relatively flat in the third quarter of fiscal year 2014, compared to the year-ago period.

Imaging Components revenues increased in the first nine months of fiscal year 2014, compared to the year-ago period, due to increases in revenues from Asia and Europe, partially offset by a decrease in revenues from North America. Imaging Components revenues increased in Asia during the first nine months of fiscal year 2014, compared to the year-ago period, primarily due to an increase in revenues from X-ray flat panel products and to a lesser extent an increase in security and inspection products, partially offset by a decrease in revenues from X-ray tube products. Imaging Components revenues increased in Europe in the first nine months of fiscal year 2014, compared to the year-ago period, primarily due an increase in revenues from X-ray tube products and to a lesser extent an increase in X-ray flat panel products, partially offset by a decrease in revenues from security and inspection products. Imaging Components revenues decreased in North America in the first nine months of fiscal year 2014, compared to the year-ago period, primarily due to a decrease in revenues from security and inspection products, partially offset by an increase in revenues in X-ray flat panel products.

The difference in currency exchange rates between the U.S. Dollar and foreign currencies in the third quarter and the first nine months of fiscal year 2014, compared to the respective year-ago periods, did not have a material impact on Imaging Components international revenues because sales transactions in Imaging Components are primarily denominated in U.S. Dollars.

Other Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Product	$6.6	$6.6	0%	$19.4	$29.9	(35%)
Service	1.1	0.1	n/m	3.6	1.1	225%
Total Other revenues	$7.7	$6.7	15%	$23.0	$31.0	(26%)
Other revenues as a percentage of total revenues	1%	1%		1%	1%

n/m = not meaningful

Revenues in our “Other” category, which is comprised of VPT and GTC, increased slightly in the third quarter of fiscal year 2014, compared to the year-ago period primarily due to an increase in VPT service revenues. Revenues from the “Other” category decreased in the first nine months of fiscal year 2014, compared to the year-ago, period primarily due to a decrease in VPT product revenues, partially offset by an increase in VPT service revenues. VPT product revenues decreased in the first nine months of fiscal year 2014, compared to the year-ago period, primarily due to the timing of commencement of revenue recognition relating to two proton therapy projects in the first nine months of fiscal year 2013. The increase in the service revenues in the “Other” category during the first nine months of fiscal year 2014, compared to the year-ago period, was primarily due to commencement of services for Scripps Proton Therapy Center in the first three months of fiscal year 2014.

Gross Margin

	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Dollars by segment
Oncology Systems	$255.0	$245.4	4%	$756.2	$724.5	4%
Imaging Components	68.3	64.8	5%	205.1	196.4	4%
Other	0.4	0.3	17%	0.3	0.3	-
Gross margin	$323.7	$310.5	4%	$961.6	$921.2	4%

Percentage by segment
Oncology Systems	44.1%	43.7%		43.9%	43.5%
Imaging Components	42.2%	41.0%		41.7%	41.4%
Total Company	43.3%	42.8%		43.0%	42.4%

Gross margin percentage increased in the third quarter and the first nine months of fiscal year 2014 compared to the year-ago periods due to increases in Imaging Components and Oncology Systems gross margin percentages.

The dollar amount of Oncology Systems gross margin increased in the third quarter and the first nine months of fiscal year 2014, as compared to the respective year-ago periods, due to an increase in service volume, and to a lesser extent, an increase in product volume in the first nine months ended of fiscal year 2014, as compared to the year-ago period.

Oncology Systems products gross margin percentage for the third quarter of fiscal year 2014, remained flat at 36.2% compared to the year-ago period. Oncology Systems service gross margin was 55.7% for the third quarter of fiscal year 2014, compared to 55.8% for the year-ago period. Oncology Systems product gross margin percentage for the first nine months of fiscal year 2014, was 36.3% compared to 35.8% for the year-ago period. The increase in Oncology Systems products gross margin for the first nine months of fiscal year 2014, as compared to the year-ago period was due to improved quality costs. Oncology Systems service gross margin percentage for the first nine months of fiscal year 2014, was 55.3% compared to 55.8% for the year-ago period.  The decrease in the Oncology Systems service gross margin was primarily due to an unfavorable geographic mix.

We believe the shift of Oncology Systems revenues towards international markets will generally continue and may negatively impact Oncology Systems gross margins.

Imaging Components gross margin percentage increased for the third quarter and first nine months of fiscal year 2014, compared to the respective year-ago periods, primarily due to increases in gross margin percentages in X-ray tube products, partially offset by decreases in gross margin percentages from X-ray flat panel products and security and inspection products. The increases in gross margin percentages in X-ray tube products during the third quarter and first nine months of fiscal year 2014 were primarily due to improved quality costs. The decreases in gross margin percentages in X-ray flat panel products during the third quarter and first nine months of fiscal year 2014 were primarily due to increased pricing pressures. The decreases in gross margin percentages in our security and inspection products during the third quarter and first nine months of fiscal year 2014, compared to the respective year-ago periods were due to customer pricing pressures and an unfavorable product mix.

Research and Development

	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Research and development	$57.0	$53.4	7%	$175.7	$151.4	16%
As a percentage of total revenues	8%	7%		8%	7%

The $3.6 million increase in research and development expenses in the third quarter of fiscal year 2014, compared to the year-ago period, was due to increases in expenses of $3.4 million in Oncology Systems and $0.9 million in Imaging Components, partially offset by a decrease in expenses of $0.6 million in the “Other” category. The $3.4 million increase in expenses in Oncology Systems was due to expenses relating to new product development projects and the enhancement of existing products and an unfavorable currency impact when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. Dollars. The $0.9 million increase in expenses in Imaging Components was due to new product development projects and enhancement of existing X-ray tube and flat panel products, partially offset by a decrease in expenses in security and inspection products. The $0.6 million decrease in expenses in the “Other” category was due to completion of certain research and development projects, partially offset by an unfavorable currency impact when foreign-currency-denominated research and development expenses for VPT were translated into U.S. Dollars.

The $24.3 million increase in research and development expenses in the first nine months of fiscal year 2014, compared to the year-ago period was due to an increase in expenses of $17.5 million in Oncology Systems, $4.5 million in the “Other” category, and $2.3 million in Imaging Components. The $17.5 million increase in expenses in Oncology Systems was due to expenses relating to new product development projects and enhancement of existing products, and an unfavorable currency impact when foreign-currency-denominated research and development expenses for Oncology Systems were translated into U.S. Dollars. The $4.5 million increase in the “Other” category was due to expenses relating to new product development projects, a net increase in costs associated with increased headcount to support our growing engineering activities in VPT, and an unfavorable currency impact when foreign-currency-denominated research and development expenses for VPT were translated into U.S. Dollars, partially offset by a decrease in expenses due to completion of certain research and development projects. The $2.3 million increase in expenses in Imaging Components was due to new product development projects and enhancement of existing X-ray tube and flat panel products, partially offset by a decrease in research and development expenses relating to security and inspection products.

Selling, General and Administrative, and Litigation Settlement

	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Selling, general and administrative	$124.2	$102.4	21%	$348.8	$321.9	8%
Litigation settlement	$-	$-	-	$25.1	$-	-
Selling, General and Administrative as a percentage of total revenues	17%	14%		16%	15%
Litigation Settlement as a percentage of total revenues	-	-		1%	-

The $21.8 million increase in selling, general and administrative expenses for the third quarter of fiscal year 2014, compared to the year-ago period was primarily attributable to: a $11.3 million net increase in employee-related costs (including share-based compensation) due to an increase in headcount to support our growing business activities; a $7.7 million impairment charge of a portion of our privately-held equity investment in Augmenix (including a $1.4 million write-off of the option to purchase the remaining equity interest of Augmenix, upon its expiry); a $2.3 million decrease in gain recognized on our equity investment in dpiX Holding LLC; a $2.6 million increase in fees primarily due to the timing of certain international commission arrangements; and a $1.6 million unfavorable currency impact when foreign-currency-denominated selling, general and administrative expenses were translated into U.S. Dollars. These increases were partially offset by a $2.5 million decrease in legal expenses and a $0.7 million decrease in bad debt expense.

The $26.9 million increase in selling, general and administrative expenses for the first nine months of fiscal year 2014, compared to the year-ago period was primarily attributable to: a $21.7 million net increase in employee-related costs (excluding share-based compensation) due to an increase in headcount to support our growing business activities; a $7.7 million impairment charge of a portion of our privately-held equity investment in Augmenix (including a $1.4 million write-off of the option to purchase the remaining equity interest of Augmenix, upon its expiry); a $2.7 million unfavorable currency impact when foreign-currency-denominated selling, general and administrative expenses were translated into U.S. Dollars; a $2.9 million increase in software and hardware maintenance expense; and a $2.4 million decrease in gain recognized on our equity investment in dpiX Holding LLC. These increases were partially offset by a $6.7 million decrease in employee-related restructuring costs due to the enhanced retirement program offered to employees in the first half of fiscal year 2013; a $3.3 million decrease in share-based compensation expense due to timing of the grants awarded; and a $1.5 million decrease in legal expenses.

In the second quarter of fiscal year 2014, we recorded a litigation settlement charge of $25.1 million as a result of settlement of patent litigation with University of Pittsburgh (see Note 9 “Commitments and Contingencies” in our Notes to the Condensed Consolidated Financial Statements for additional information).

Interest Income (Expense), Net

	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Interest income, net	$1.2	$1.0	21%	$2.2	$2.4	(7%)

Interest income, net of interest expense, increased in the third quarter of fiscal year 2014, compared to the year-ago period primarily due higher interest income generated from our loan to California Proton Treatment Center, LLC (“CPTC”), partially offset by a higher interest expense associated with increased borrowings from our credit facilities. Interest income, net of interest expense, decreased in the first nine months of fiscal year 2014, compared to the year-ago period primarily due to a higher interest expense associated with increased borrowings from our credit facilities, partially offset by higher interest income generated from our loan to CPTC.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
	2014	2013	Change	2014	2013	Change
Effective tax rate	25.5%	27.6%	(2.1%)	28.1%	28.7%	(0.6%)

The decrease in our effective tax rate in the third quarter of fiscal year 2014, compared to the year-ago period, was primarily due to a larger net benefit for discrete items in the current period, which is primarily related to the release of certain liabilities for uncertain tax positions due to the expiration of the statutes of limitation in various jurisdictions.  The decrease in  our effective tax rate in the first nine months of fiscal year 2014, compared to the year-ago period, was primarily due to favorable shift in the mix of geographic earnings.

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

Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
	2014	2013	Change	2014	2013	Change
Net earnings per diluted share	$1.02	$1.03	(1%)	$2.81	$2.90	(3%)

The decreases in earnings per diluted share in the third quarter and the first nine months of fiscal year 2014, compared to the respective year-ago periods, were due to increases in operating expenses, partially offset by increases in revenues, gross margin, a decrease in the effective tax rate, and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.

Gross Orders

Total Gross Orders (by segment and region)	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Oncology Systems:
North America	$285.8	$285.3	0%	$800.3	$763.6	5%
Total International	334.6	341.9	(2%)	966.4	949.3	2%
Total Oncology Systems	$620.4	$627.2	(1%)	$1,766.7	$1,712.9	3%
Imaging Components:
North America	$51.9	$45.9	13%	$135.1	$122.7	10%
Total International	110.4	98.7	12%	353.6	344.2	3%
Total Imaging Components	$162.3	$144.6	12%	$488.7	$466.9	5%
Other:	$57.5	$1.3	n/m	$117.9	$2.7	n/m
Total Gross Orders:	$840.2	$773.1	9%	$2,373.3	$2,182.5	9%

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

Oncology Systems gross orders within our Europe, Asia and the Rest of World regions were marginally impacted by currency exchange rates in the third quarter and first nine months of fiscal year 2014, compared to the respective year-ago periods. Oncology Systems gross orders decreased 2% on a constant currency basis in the third quarter of fiscal year 2014 and increased 3% on a constant currency basis in the first nine months of fiscal year 2014, as compared to the respective year-ago periods.

North American Oncology Systems gross orders were flat in the third quarter of fiscal year 2014, compared to the year-ago period. The increase in gross orders from services was offset by a decrease in gross orders from hardware products and software licenses during the third quarter of fiscal year 2014, compared to the year-ago quarter. The increase in North American Oncology Systems gross orders during the first nine months of fiscal year 2014, compared to the year-ago period, was due to increases in gross orders from services and software licenses partially offset by a decrease in gross orders from hardware products.

International Oncology Systems gross orders decreased in the third quarter of fiscal year 2014, compared to the year-ago period, due to a decrease in orders in the Rest of World region and Asia, partially offset by an increase in gross orders in Europe. The decrease in gross orders in the Rest of World region and Asia during the third quarter of fiscal year 2014, compared to the year-ago period, was primarily due to a decrease in gross orders from hardware products. The increase in gross orders in Europe during the third quarter of fiscal year 2014, compared to the year-ago period, was due to an increase in orders from software licenses and services, partially offset by a decrease in orders from hardware products. On a constant currency basis, international Oncology Systems gross orders decreased 4% in the third quarter of fiscal year 2014, compared to the year-ago period.

International Oncology Systems gross orders increased in the first nine months of fiscal year 2014, compared to the year-ago period, due to increases in gross orders in Rest of World region and Europe, partially offset by a decrease in gross orders in Asia. The increase in gross orders in the Rest of World region in the first nine months of fiscal year 2014, compared to the year-ago period was from increases in orders from hardware products, services and software products. The increase in gross orders from Europe in the first nine months of fiscal year 2014, compared to the year-ago period, was due to an increase in orders from services and software licenses, partially offset by a decrease in orders from hardware products. The decrease in gross orders in Asia in the first nine months of fiscal year 2014, compared to the year-ago period, was primarily due to decreases in gross orders from hardware products and software licenses, partially offset by an increase in orders from services. On a constant currency basis, international Oncology Systems gross orders increased 2% in the first nine months of fiscal year 2014, compared to the year-ago period.

The trailing 12 months growth in gross orders for Oncology Systems at the end of the third quarter of fiscal year 2014 and at the end of each of the previous three fiscal quarters were: a 3% total increase, with a 1% increase in North America and a 5% increase for the international region, as of June 27, 2014; a 5% total increase, with a 0.7% increase in North America and a 9% increase for the international region, as of March 28, 2014; a 3% total increase, with a 0.4% increase in North America and a 5% increase for the international region, as of December 27, 2013; and a 2% total increase, with a 2% decrease in North America and a 6% increase for the international region, as of September 27, 2013. Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations, even with an overall shift of orders towards international regions and emerging markets. In addition, the availability of government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

Imaging Components gross orders increased in the third quarter and first nine months of fiscal year 2014, compared to the respective year-ago periods, due to increases in North American and International gross orders. North American gross orders increased in the third quarter of fiscal year 2014, compared to the year-ago period, due to increases in gross orders from X-ray tube and X-ray flat panel products. North American gross orders increased in the first nine months of fiscal year 2014, compared to the year-ago period, due to increases in gross orders from X-ray flat panel products and security and inspection products, partially offset by a decrease in gross orders in X-ray tube products.

International gross orders for Imaging Components increased in the third quarter of fiscal year 2014, compared to the year-ago period due to an increase in gross orders in Asia partially offset by a decrease in gross orders in Europe, and to a lesser extent a decrease in gross orders in the Rest of World region. Gross orders in Asia increased in the third quarter of fiscal year 2014, compared to the year-ago period primarily due to an increase in gross orders from X-ray flat panel products. Gross orders in Europe decreased in the third quarter of fiscal year 2014, compared to the year-ago period due to a decrease in gross orders from security and inspection products, partially offset by increases in gross orders from X-ray tube and X-ray flat panel products. Gross orders in the Rest of World region decreased in the third quarter of fiscal year 2014, compared to the year-ago period, primarily due to a decrease in gross orders from security and inspection products. International gross orders increased in the first nine months of fiscal 2014, compared to the year-ago period, due to increases in gross orders from Europe and Asia, partially offset by a decrease in orders from the Rest of World region. Gross orders in Europe increased in the first nine months of fiscal year 2014, compared to the year-ago period, due to increases in X-ray flat panel and X-ray tube products partially offset by a decrease in gross orders from security and inspection products. Gross orders in Asia increased in the first nine months of fiscal year 2014, compared to the year-ago period, due to an increase in X-ray flat panel products partially offset by a decrease in gross orders in X-ray tube products and to a lesser extent a decrease in gross orders in security and inspection products.

The increases in gross orders in the “Other” category in the third quarter and the first nine months of fiscal year 2014, compared to the respective year-ago periods, were due to an increase in orders from VPT.

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

Net Orders

The below table for net orders is provided for comparison purposes only. Net orders are defined as gross orders less backlog adjustments.

Total Net Orders (by segment and region)	Three Months Ended			Nine Months Ended
	June 27,	June 28,	Percent	June 27,	June 28,	Percent
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Oncology Systems:
North America	$267.4	$252.1	6%	$719.7	$693.4	4%
Total International	324.3	329.9	(2%)	920.7	920.6	0%
Total Oncology Systems	$591.7	$582.0	2%	$1,640.4	$1,614.0	2%
Imaging Components:
North America	$51.9	$45.9	13%	$133.9	$122.7	9%
Total International	109.5	97.2	13%	346.8	342.0	1%
Total Imaging Components	$161.4	$143.1	13%	$480.7	$464.7	3%
Other:	$57.4	$1.4	n/m %	$117.0	$2.8	n/m %
Total Net Orders:	$810.5	$726.5	12%	$2,238.1	$2,081.5	8%

n/m =  not meaningful

Backlog

Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue.  Our backlog at June 27, 2014 was $2.9 billion, which was an increase of 4% over the backlog at June 28, 2013. Our Oncology Systems backlog at June 27, 2014 was 1% higher than the backlog at June 28, 2013, which reflected a 12% increase for the international region and a 10% decrease for North America.

We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate and other adjustments. In the third quarter of fiscal years 2014 and 2013, our backlog adjustments were $29.7 million and $46.6 million, respectively. In the first nine months of fiscal years 2014 and 2013, our backlog adjustments were $135.2 million and $101.0 million, respectively.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises, employee stock purchases and interest income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	June 27,	September 27,
(In millions)	2014	2013	Increase/(Decrease)
Cash and cash equivalents	$926.0	$1,117.9	$(191.9)

The decrease in cash and cash equivalents in the first nine months of fiscal year 2014 was primarily due to $417.2 million of cash used for the repurchase of shares of VMS common stock, $63.2 million used for purchases of property, plant, and equipment, $56.3 million used for repayments under our term loan facility and other borrowings, $40.7 million used to fund a portion of our loan commitment to CPTC for financing the construction and initial operation period of the Scripps Proton Therapy Center, $15.5 million for the acquisition of businesses, and $5.5 million for notes receivable. These decreases were partially offset by $255.6 million of cash provided by operating activities, $84.1 million of cash provided by stock option exercises, $38.1 million received from the sale of a portion of our loan to CPTC, and $29.6 million in borrowings under our credit facilities.

At June 27, 2014, we had approximately $101.7 million, or 11%, of total cash and cash equivalents in the United States. Approximately $824.3 million, or 89%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of June 27, 2014, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. We have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, acquisitions and other lawful corporate purposes.

Cash Flows

	Nine Months Ended
	June 27,	June 28,
(In millions)	2014	2013
Net cash flow provided by (used in):
Operating activities	$255.6	$300.3
Investing activities	(86.2)	(74.4)
Financing activities	(359.3)	(170.6)
Effects of exchange rate changes on cash and cash equivalents	(2.0)	5.7
Net increase / (decrease) in cash and cash equivalents	$(191.9)	$61.0

Our primary cash inflows and outflows for the first nine months of fiscal year 2014, as compared to the first nine months of fiscal year 2013, were as follows:

—

In the first nine months of fiscal year 2014, we generated net cash from operating activities of $255.6 million, compared to $300.3 million in the first nine months of fiscal year 2013. The $44.7 million decrease in net cash from operating activities in the first nine months of fiscal year 2014 compared to the year-ago period was primarily driven by decreases of $23.1 million in net earnings, $15.4 million in net change from operating assets and liabilities (working capital items), and $6.2 million from non-cash items.

—

The major contributors to the net change in working capital items in the first nine months of fiscal year 2014 were accounts receivable, inventories, deferred revenues and advance payments from customers, prepaid expenses and other assets,  accrued expenses and other liabilities, and accounts payable:

—	Accounts receivable increased $67.9 million due to higher revenues and longer payment cycles.
—	Inventories increased $49.1 million due to anticipated customer demand for products in VPT, Oncology Systems, and Imaging Components.
—	Deferred revenues and advance payments from customers increased $42.7 million due to receipt of down payments for Oncology Systems and VPT orders for which revenues have not been recognized.
—	Prepaid expenses and other assets increased $22.1 million primarily due to an increase in prepayments for items such as state and local taxes, insurance, and license fees.
—	Accrued expenses and other liabilities decreased $14.8 million due to timing of tax payments and other expenses.
—	Accounts payable decreased $14.0 million primarily due to the timing of payments.

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

—

In the first nine months of fiscal year 2014, we used $86.2 million for investing activities compared to $74.4 million used in the first nine months of fiscal year 2013. In the first nine months of fiscal year 2014, we used $63.2 million for purchases of property, plant and equipment, $40.7 million to fund a portion of our loan commitment to CPTC, $15.5 million for acquisitions of businesses and $5.5 million for notes receivable, partially offset by $38.1 million received from the sale of a portion of our loan to CPTC. In the first nine months of fiscal year 2013, we used $56.7 million for purchases of property, plant and equipment, $10.0 million for note receivable, and $7.6 million to fund a portion of our loan commitment to CPTC.

—

In the first nine months of fiscal year 2014, we used $359.3 million for financing activities compared to $170.6 million used in the first nine months of fiscal year 2013. In the first nine months of fiscal year 2014, we used $417.3 million for the repurchase of VMS common stock, $56.3 million for repayments under our term loan facility and other borrowings, and $8.7 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $84.1 million of proceeds from employee stock option exercises and employee stock purchases, $29.6 million in borrowings under credit facilities and $9.9 million in excess tax benefits from share-based compensation. During the first nine months of fiscal 2013, we used $289.1 million for the repurchase of VMS common stock, and $9.5 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $104.5 million of proceeds from employee stock option exercises and employee stock purchases, $14.9 million of net borrowings under our credit facilities, and $9.6 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.4% of revenues in fiscal year 2014.

As further described under “Contractual Obligations” below, we have loaned $69.4 million (including accrued interest) to CPTC as of June 27, 2014. We expect CPTC to continue to draw down on the loans. As of June 27, 2014, our remaining outstanding commitment to loan CPTC is up to $10.9 million to fund the construction and initial operation period of the Scripps Proton Therapy Center.

On August 27, 2013, we entered into the Credit Agreement with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2013 Credit Agreement, we have the right to make (i) up to two requests to increase the aggregate commitments under the Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. We may prepay, reduce or terminate the commitments without penalty. The 2013 Credit Facility contains provisions that limit our ability to pay cash dividends. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.00% to 0.25% based on the same leverage Ratio, depending upon instructions from us. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from us. At June 27, 2014, borrowings under the 2013 Term Loan Facility totaled $450.0 million with a weighted average interest rate of 1.28%. At June 27, 2014, there was no amount outstanding under the 2013 Revolving Credit Facility.

The Credit Agreement contains affirmative and negative covenants applicable to us and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We have also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), and (ii) a minimum cash flow coverage ratio. We were in compliance with all covenants under the Credit Agreement during the first nine months of fiscal year 2014.

In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2014, the Sumitomo Credit Facility was extended to March 2015. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 27, 2014, $29.6 million was outstanding under the Sumitomo Credit Facility. In July 2014, VMS KK repaid the entire balance of the amount outstanding under the Sumitomo Credit Facility.  There was no outstanding amount under the Sumitomo Credit Facility as of September 27, 2013.

In April 2014, we paid the outstanding balance of $6.3 million for the principal amount and accrued interest of our unsecured term loan.

See Note 7 “Borrowings” of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Term Loan Facility, 2013 Credit Facility and the Sumitomo Credit Facility.

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

Total debt as a percentage of total capital decreased to 21.9% at June 27, 2014 from 22.8% at September 27, 2013 primarily due to the repayment of some of our borrowings under our 2013 Term Loan Facility. The ratio of current assets to current liabilities decreased to 2.17 to 1 at June 27, 2014 from 2.33 to 1 at September 27, 2013.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) was 95 days at June 27, 2014 compared to 84 days at June 28, 2013. Excluding VPT, DSO was 87 days at June 27, 2014 compared to 76 days at June 28, 2013. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions, and the effects of continued economic instability. As of June 27, 2014, approximately 5% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

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

We repurchased a total of 5,250,000 shares of VMS common stock during the first nine months of fiscal year 2014, of which 1,250,000 shares were repurchased in the three months ended June 27, 2014. 3,250,000 of the shares repurchased in the first nine months of fiscal year 2014 were repurchased under the November 2013 authorization.   During the first nine months of fiscal 2013, we repurchased a total of 4,150,000 shares of VMS common stock, of which 1,250,000 shares were repurchased in the three months ended June 28, 2013. As of June 27, 2014, 2,750,000 shares of VMS common stock remained available for repurchase under the November 2013 authorization.

Contractual Obligations

Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of June 27, 2014, our liability for uncertain tax positions was $50.8 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As further described in Note 16, “CPTC Loans” of the Notes to the Condensed Consolidated Financial Statements, we participated, through our Swiss subsidiary, in a $165.3 million loan (“Tranche A loan”) to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and start-up operations of the Scripps Proton Therapy Center. On June 10, 2014 our Swiss subsidiary entered into a series of agreements pursuant to which JPMorgan Chase Bank, N.A. (“J.P. Morgan”) assumed $45.0 million of our original maximum commitment of $115.3 million reducing our maximum commitment under the Tranche A loan to $70.3 million. Through these agreements, our Swiss subsidiary also increased its individual loan commitment by another $10.0 million (“Tranche B loan”). As of June 27, 2014, we had loaned $69.4 million under the Tranche A and Tranche B loans (collectively, referred to as “CPTC Loans”). We expect CPTC to continue to draw down on the loans during the construction and initial operation period. The amounts loaned under the CPTC Loans include accrued interest. As of June 27, 2014, our remaining outstanding commitment under the CPTC Loans was $10.9 million. We expect to use our cash abroad to meet funding requirements under this loan facility. We intend to sell all or a portion of our Tranche A loan before the maturity date of September 2017. We will not be required to make further loan advances for the portion of the Tranche A loan that is sold.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we and Siemens will collaborate to develop interfaces that will enable our ARIA oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, we committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event that certain product development milestones are achieved. We will also pay for additional licenses beyond minimum quantities set forth in the agreement. We expect that these interfaces will be commercialized as part of our ARIA oncology information system offering to customers. As of June 27, 2014, the outstanding fixed fees and license fees commitment under the Siemens agreement was $6.5 million and $19.5 million, respectively.

In October 2013, VMS entered into an amended agreement with dpiX LLC (“dpiX”), and other parties that, among other things, provides us with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires us to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of June 27, 2014, we had fixed cost commitments of $4.3 million related to this amended agreement for the remaining three months of fiscal year 2014. The fixed cost commitment for future years will be determined based on forecasted dpiX sales and approved by the board of directors of dpiX at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2013 Annual Report.

Subsequent Event

In July 2014, we closed the acquisition of certain assets and liabilities of Transpire, Inc., a privately-held developer of software solutions for accurately and rapidly predicting the macroscopic behavior of radiation. The transaction will be accounted for as a business combination. The total purchase consideration for the acquisition is $16 million in cash, excluding potential earn-out consideration of up to $4 million, which will be paid over the next three years if certain performance targets are achieved. We are currently evaluating the purchase price allocation for this transaction.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 27 2014, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The new guidance will be effective in our fiscal year beginning 2017. Early adoption is permitted. The amendment can be applied on a prospective basis to all share-based payments granted or modified on or after the effective date. Entities will also be provided an option to apply the guidance on a modified retrospective basis to existing awards. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

In May 2014, FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective in our fiscal year beginning 2018. Early application is not permitted. The amendments can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

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

The notional values of our sold and purchased foreign currency forward contracts outstanding as of June 27, 2014 were $327.4 million and $62.4 million, respectively. The notional amounts of forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and short-term borrowings. Our investment portfolio consisted of cash and cash equivalents and available-for-sale securities as of June 27, 2014. The principal amount of cash and cash equivalents at June 27, 2014 totaled $926 million with a weighted average interest rate of 0.22%.

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

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.25% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from VMS.

In addition, the Sumitomo Credit Facility allows us to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 27, 2014, we have borrowed $29.6 million under the Sumitomo Credit Facility which is included in short-term debt on the Condensed Consolidated Balance Sheets. In July 2014, we repaid the entire balance of the amount outstanding under the Sumitomo Credit Facility.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our revolving credit facility and term loan facility. As of June 27, 2014, there was no amount outstanding under our revolving credit facility. As of June 27, 2014, borrowings under the 2013 Term Loan Facility totaled $450.0 million with a weighted average interest rate of 1.28%. If the amount outstanding under our 2013 Term Loan Facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $5 million. See Note 7 “Borrowings” of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Term Loan Facility.

To date, we have not used derivative financial instruments to hedge the interest rate of our investment portfolio, short-term borrowings or long-term debt, but may consider the use of derivative instruments in the future.

The estimated fair value of our long-term debt at June 27, 2014, approximates its carrying value because the term loan is carried at a market observable interest rate that resets periodically.

At June 27, 2014, loans of an aggregate amount of $69.4 million (including accrued interest) to CPTC bear interest at LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are classified as available-for-sale securities and carried at fair value.

The fair value of our CPTC loans was $69.4 million at June 27, 2014, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition we do not increase the fair value above its par value as ORIX Capital Markets LLC (“ORIX”), the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value.

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

(b)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conduct business globally. Our international revenues accounted for approximately 52% and 57% of revenues from continuing operations during the third quarter of fiscal year 2014 and 2013, respectively, and approximately 57%, 56% and 55% during fiscal years 2013, 2012 and 2011, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

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

As of June 27, 2014, 89% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

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

Competition laws. Due to our competitive position in many jurisdictions, compliance with competition laws is of increased importance to us.  Regulatory authorities under whose laws we operate may have enforcement powers that can subject us to sanctions, and can impose changes or conditions in the way we conduct our business.  In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct.  Increased government scrutiny of our actions or enforcement or private rights of action could adversely affect our business or damage our reputation.  In addition, we have conducted, and in the future expect to conduct, internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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

WE MAY NOT REALIZE EXPECTED BENEFITS FROM ACQUISITIONS OF OR INVESTMENTS IN NEW BUSINESSES, PRODUCTS, OR TECHNOLOGIES, WHICH COULD HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, in the third quarter of fiscal year 2014 we acquired certain assets of Velocity Medical Solutions, LLC, a privately-held Atlanta-based developer of specialized software for cancer clinics. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

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

Additionally, we have investments in privately held companies that are subject to risk of loss of investment capital. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, we could lose some or all of our investment in these companies. For example, in the third quarter of fiscal year 2014, we recorded a charge relating to the impairment of a portion of a privately-held equity investment when we became aware of certain indicators of impairment.

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

Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of June 27, 2014, the goodwill of VPT was $60.5 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.

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

We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to provide incremental revenue to us, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that any portion of our loan commitment can be syndicated to third parties, or that the loan facility can be successfully refinanced upon the maturity of the loan, which has a maximum term of six years. If a borrower does not have the financial means to pay off its debts, and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all, or a portion of the loan, which would adversely affect our financial results.

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of June 27, 2014, customer contracts with remaining terms of more than one year amounted to approximately five percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 29, 2014 – April 25, 2014	252,752	$83.09	252,752	3,747,248
April 26, 2014 – May 23, 2014	497,248	$80.35	497,248	3,250,000
May 24, 2014 – June 27, 2014	500,000	$83.54	500,000	2,750,000
Total	1,250,000	$82.18	1,250,000
(1)

In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Stock repurchases under the November 2013 authorization may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs) or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase. As of June 27, 2014, 2,750,000 shares of VMS common stock remained available for repurchase under this repurchase authorization.

The preceding table excludes 2,290 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: August 5, 2014	By:	/s/ ELISHA W. FINNEY
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
†

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Earnings for the three and nine months ended June 27, 2014 and June 28, 2013; (ii) Condensed Consolidated Statements of Comprehensive Earnings for the three and nine months ended June 27, 2014 and June 28, 2013; (iii) Condensed Consolidated Balance Sheets at June 27, 2014 and September 27, 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 27, 2014 and June 28, 2013; and (v) Notes to Condensed Consolidated Financial Statements for the three and nine months ended June 27, 2014 and June 28, 2013.