Form 10-K
period 2014-09-26
VARIAN MEDICAL SYSTEMS INC
filed 2014-11-25
CIK 203527

g

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of March 28, 2014, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 28, 2014) was $8,562,239,909. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owned 10% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At November 14, 2014, the number of shares of the Registrant’s common stock outstanding was 99,978,975.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders—Part III of this Form 10 K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under Item 1A, “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced X-ray tube and flat panel products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

During the second quarter of fiscal year 2014, we changed our organizational structure, resulting in a change in operating and reportable segments. Our operations are currently grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Imaging Components segment includes our X-ray imaging tubes and flat panel products (previously reported as “X- Ray Products” segment), as well as our security and inspection products (previously reported as “Security and Inspection Products” under the “Other” category). Our Ginzton Technology Center (“GTC”) and Varian Particle Therapy (“VPT”) business are reflected in the “Other” category, because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. Prior years’ amounts have been revised to conform to the current year’s presentation.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy including IMRT, IGRT and volumetric modulated arc therapy, stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy. Our products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as fixed field IMRT, IGRT, volumetric modulated arc therapy, and stereotactic radiotherapy, as well as to treat patients using brachytherapy techniques. Our products are also used by surgeons and radiation oncologists to perform radiosurgery. Our worldwide customers include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.

Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography and industrial applications. We sell our X-ray imaging components to large imaging system original equipment manufacturer (“OEM”) customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems. We also sell our X-ray tubes and our flat panel digital image detectors for filmless X-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”) to small OEM customers, independent service companies and directly to end-users for replacement purposes.

Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for cargo screening at ports and borders and nondestructive examination in a variety of applications. We generally sell security and inspection products to OEM customers who incorporate our products into their inspection systems.

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

The most common form of radiotherapy involves delivering X-ray beams from outside of the patient’s body, a process sometimes referred to as external beam radiotherapy. A device called a medical linear accelerator generates the X-ray beams and administers the treatment by rotating around a patient lying on a treatment couch and delivering the X-ray beam to the tumor from different angles in order to concentrate radiation at the tumor while at the same time minimizing the dose delivered to the surrounding healthy tissue. Conventional radiotherapy typically involves multiple, or fractionated, treatments of a tumor in up to 50 treatment sessions. The linear accelerator may also deliver electron beams for the treatment of diseases closer to the body surface.

IMRT is an advanced form of external beam radiotherapy in which the shape, intensity and angle of the radiation beams from a linear accelerator are varied, or modulated, across the target area. This form of radiotherapy allows for more precision by conforming the radiation beams more closely to the shape of the tumor and, therefore, allowing physicians to deliver higher doses of radiation than conventional radiation treatments, while limiting radiation delivered to nearby healthy tissue. In this way, clinicians can design and administer an individualized treatment plan for each patient, targeting the tumor as closely as a few millimeters. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer; and every year additional treatment centers, from university hospitals to local community clinics, adopt IMRT for their treatments. We are a leading global provider of products that enable IMRT for the treatment of cancer.

IGRT is another advanced form of external beam radiotherapy complementing IMRT to enhance treatments. While IMRT helps physicians more precisely shape the beam to the tumor, IGRT goes further in allowing physicians to accommodate for a tumor moving or shrinking and, therefore improving accuracy. IGRT technologies provide dynamic, real-time visualization enabling precise treatment of small, moving and changing tumors with greater intensity and accuracy. This allows clinicians to deliver even higher doses of radiation to tumors with the goal of sparing more of the surrounding healthy tissue and potentially improving outcomes. We believe IGRT has become an accepted standard for treatment in the radiation oncology community.

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

Volumetric modulated arc therapy is a significant further advancement in IMRT that allows physicians to control three parameters simultaneously: (i) the rate at which the linear accelerator gantry rotates around the patient, (ii) the beam-shaping aperture and (iii) the rate at which the radiation dose is delivered to the patient. This creates a finely-shaped IMRT dose distribution that more closely matches the size and shape of the tumor, with faster treatment times. Our RapidArcTM radiotherapy products plan and deliver volumetric modulated arc therapy treatments.

Physicians, hospitals and clinics place additional value on radiotherapy equipment and treatments, such as volumetric modulated arc therapy, that enable shorter treatment times and greater patient throughput. From the patient’s standpoint, shorter treatment times means that the patient is immobilized on the treatment couch for a shorter time period. Shorter treatment sessions decrease waiting times and, since treatments are delivered in fractions over the course of many days, can mean fewer disruptions to a patient’s daily routine. From the physicians’ and hospitals’ standpoint, shorter treatment times can lessen the chance of tumors moving during treatment and can increase patient throughput. Shorter treatment times and increased patient throughput can increase the number of treatments per day (which is a particular concern in countries with lower numbers of treatment machines per capita), and, as a result, can decrease the cost per treatment which in turn can mean greater access to advanced care for more patients.

An alternative to external beam radiotherapy, brachytherapy involves the insertion of radioactive seeds, wires or ribbons directly into a tumor or body cavity close to the cancerous area. These techniques, unlike external beam radiation therapy, tend to result in much less irradiation of the surrounding healthy tissue so that physicians can prescribe a higher total dose of radiation typically over a shorter period of time. Brachytherapy is often used for cancers of the head and neck, breast, uterus, cervix, soft tissue and prostate.

Proton therapy is another form of external beam radiotherapy that uses proton particles in the form of a beam generated with a cyclotron rather than X-ray beams from a linear accelerator. A proton beam’s signature energy distribution curve, also known as the “Bragg peak,” allows for greater precision in targeting tumor cells with an even lower dose to nearby healthy tissue than may be delivered with X-ray beams from a linear accelerator. This makes proton therapy a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Pencil-beam scanning capability allows for greater sparing of healthy tissue compared to external beam radiotherapy treatments. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to its high capital cost and the market is still developing. We have entered the proton therapy market because we believe we can apply our experience in traditional radiotherapy to proton therapy, reducing the cost of treatment per patient for existing clinical applications and expanding the use of proton therapy into a broader array of cancer types. We believe that proton therapy will over time become a more widely accepted method of treatment.

The radiation oncology market is growing globally due to a number of factors. The number of new cancer cases diagnosed annually is projected to increase from an estimated 14.1 million in 2012 to over 20 million by 2025, according to the International Agency for Research on Cancer (the “IARC”) in the World Health Organization. The IARC’s World Cancer Report predicts that the increase in new cases will mainly be due to steadily aging populations in both developed and developing countries. Technological advancements have helped to improve the precision and applicability of radiotherapy and radiosurgery, potentially expanding the use of radiotherapy and radiosurgery equipment to treat a broader range of cases. Technological advances in hardware and software are also creating a market for replacing an aging installed base of machines that are unable to deliver new, higher standards of care.

The rise in cancer cases, together with the increase in sophistication of new treatment protocols, have created demand for more automated products that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy, the advent of more precise forms of radiotherapy treatment (such as IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, SRS, SBRT, brachytherapy and proton therapy), and developing technology and equipment (such as volumetric modulated arc therapy) that enable treatments that reduce treatment times and increase patient throughput should drive the demand for our radiation therapy products and services.

International markets in particular are under-equipped to address the growing cancer incidence. Patients in many foreign countries must frequently endure long waits for radiotherapy. According to a peer-reviewed publication in the International Journal of Radiation Oncology Biology and Physics in 2014, radiotherapy is required in more than half of new cancer patients, particularly in low- and middle-income countries, and it is estimated that greater than 9,000 additional treatment machines will be required by 2020 in these countries alone. For example, China, India and Brazil are estimated to require over 3,800, 1,200 and 400 additional machines, respectively. This demand in emerging markets, coupled with ever increasing incidences of cancer, represent additional drivers for our continued growth in international markets.

Products

Oncology Systems

Our Oncology Systems business segment is the leading provider of advanced hardware and software products for treatment of cancer with conventional radiation therapy, IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, SRS, SBRT and brachytherapy. Oncology Systems products address each major aspect of the radiotherapy process, including linear accelerators and accessory products for positioning the patient and delivering the X-ray beam; brachytherapy afterloaders for delivering radioactive implantable seeds; treatment planning software for planning treatment sessions and dose delivery; treatment simulation and verification equipment and quality assurance software for simulating and verifying treatment plans before treatment as well as verification of correct treatment delivery; and information management software for recording the history and results of treatments and other patient treatment information and data, including patient images.

The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems; improving efficiency, precision, cost-effectiveness and ease of delivery of these treatments; and providing greater access to advanced treatments. A core element of our business strategy is to provide our customers with highly versatile, proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision, shorter treatment times and greater cost effectiveness and that improve the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using very precisely shaped beams, targeting the tumor as closely as currently possible and allowing the delivery of higher doses to the tumor while limiting exposure of nearby healthy tissue. Additionally, the precision and versatility of our products and technology make it possible to use radiotherapy to treat metastatic cancers. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables better communication among products. Our products also allow multiple medical specialties; radiation oncology, neurosurgery, radiographic imaging and medical oncology; to share equipment, resources and information in a more efficient, cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows physicians to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our equipment.

Medical linear accelerators are the core device for delivering conventional external beam radiotherapy, IMRT, IGRT, volumetric modulated arc therapy treatments, stereotactic radiosurgery, and we produce versions of these devices to suit various clinical requirements. Our UNIQUETM medical linear accelerator is a low-energy linear accelerator for the more price sensitive emerging markets, designed to meet the evolving needs of our IMRT and IGRT customers in these markets. The Clinac© iX linear accelerators deliver high-energy X-ray beams and are designed for more streamlined and advanced treatment processes, including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a versatile, cost-effective, precise high-energy device with a faster dose delivery rate and more precise isocenter compared to the Clinac iX. At the high end, the TrueBeamTM system for image-guided radiotherapy and radiosurgery is a fully-integrated high-energy system designed from the ground up to treat a moving target with higher speed and accuracy and complements our accelerator product line portfolio. TrueBeam was the first platform in the market to introduce flattening filter free beam delivery modes, bringing advanced dose delivery rates to therapy delivery that are between 40-140 percent faster than Trilogy.

We also manufacture and market linear accelerator accessories that enhance efficiency and enable delivery of advanced treatments such as IMRT, IGRT, stereotactic radiotherapy, SRS, SBRT and volumetric modulated arc therapy. Our Millennium™ series of multi- leaf collimators and High Definition 120 (“HD 120”) multi-leaf collimators are used with a linear accelerator to define the size, shape and intensity of the generated beams. PortalVision™, our electronic portal-imager, is used to verify a patient’s position while on the treatment couch, which is critical for accurate treatments and simplifies quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during treatment. In addition, we manufacture the Calypso® system (not approved for use in all markets), which can continuously track and monitor the position of implanted Beacon® transponders. This technology can precisely aim the treatment beam to deliver the full, prescribed dose to the tumor, and minimize exposure of surrounding healthy tissues. In July 2014, we received a 510(k) clearance for the new Calypso soft tissue Beacon transponder for implantation within soft tissue throughout the body, with the exception of the lung. During the first half of fiscal year 2014, we released the TrueBeam 2.0 upgrade, and the EDGETM radiosurgery suite, a combination of products for performing advanced radiosurgery using new real-time tumor tracking technology and motion management capabilities. The EDGE radiosurgery suite includes the EDGE radiosurgery accelerator and the Calypso System with Dynamic Edge™ Gating, and the PerfectPitch™ Couch with six degrees of freedom to accurately and precisely align the patient position. Our IGRT accessories include the On-Board Imager® (“OBI”) hardware accessory affixed to the linear accelerator that allows dynamic, real-time imaging of tumors while the patient is on the treatment couch and offers cone-beam computerized tomography (“CBCT”) imaging software capability to allow patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, the CBCT scan can be compared with a reference CT scan taken previously to determine how the treatment couch should be adjusted to fine-tune and verify the patient’s treatment setup and positioning prior to delivery of the radiation. To deliver the most advanced forms of IGRT, our accelerators would typically have an OBI, CBCT, PortalVision and other IGRT-related hardware and software as accessories.

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

Our treatment planning and information management software products enhance and enable the delivery of advanced radiotherapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of data and storing of patient information. Prior to any treatment, physicians must prescribe, or plan, the course of radiation delivery for the patient. We offer a range of treatment planning products that assist physicians in designing this plan. Our Eclipse™ treatment planning system provides physicians with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. Clinics may use plan models included with Eclipse or can create models based on their own treatment methods and protocols. In fiscal year 2014, we released our RapidPlanTM Knowledge-based Planning tool, which creates a new category for treatment planning systems in which statistical models can be used to predict the achievable quality of an IMRT treatment from a patient’s anatomy. RapidPlan is designed to streamline the planning process by using shared clinical knowledge embedded in its statistical plan models. At the 2014 American Society for Radiation Oncology (“ASTRO”) conference, we launched Insightive™, our new analytic solution that efficiently aggregates data and provides meaningful insights by utilizing interactive dashboards and visualizations. Insightive enables oncology administrators and clinicians to use real-time information to discover patterns and trends for more informed decision-making.

Our ARIA® Oncology Information Management System (“ARIA”) is a comprehensive real-time information management system and database that records and verifies radiotherapy treatments carried out on the linear accelerator, records and stores patient data relating to chemotherapy treatment which may be prescribed by a physician in addition to radiotherapy, performs patient charting and manages patient information and patient image data. This gives clinics and hospitals the ability to manage treatment and patient information across radiation oncology and medical oncology procedures. Also, because ARIA is an electronic medical record, it can enable users to operate filmless and paperless oncology departments and cancer clinics. ARIA received ARRA-HITECH Stage II certification and implemented the new ICD-10 billing codes in 2014. Our FullScaleTM oncology-specific information technology solutions take advantage of virtualization or cloud technologies to deploy our ARIA oncology information and Eclipse treatment planning systems in a way that enable treatment centers to take advantage of economies of scale. During fiscal year 2014, we entered into agreements with a variety of companies to increase the capabilities of our ARIA Information Systems software. Most notably, were agreements with Infor, a health data exchange solution to replace our proprietary Information Exchange Manager; and Tableau, an advanced data exploration and visualization platform.

During fiscal year 2014, we further expanded our software product offerings through business combinations. We integrated the software acquired in April 2014 from Velocity Medical Solutions LLC (“Velocity”) into our existing products at the clinical process level to aggregate unstructured treatment and imaging data from diverse systems. The integration allows for a more comprehensive view of a patient's diagnostic imaging and treatment history and helps clinicians make more informed treatment decisions. We integrated a dose calculation software acquired in July 2014 from Transpire, Inc. (“Transpire”) into our BrachyVision and Eclipse systems. This acquisition enables us to improve our image guidance tools and deliver high-precision radiotherapy for the treatment of cancer. We also launched Qumulate™, a cloud-based software based on the technology we acquired in January 2014 to collect and analyze machine performance data in a radiation therapy department and allows users to compare their machine performance data and trends against a community of users’ data.

Our treatment simulators enable physicians to simulate radiation therapy treatments prior to delivery. We manufacture and sell Acuity™, a simulator that uses advanced amorphous silicon imaging technology and which has been designed to enhance IMRT treatments by integrating simulation more closely with treatment planning and by helping physicians better address tumor motion caused by breathing.

In addition to offering our own suite of equipment and software products for planning and delivering radiotherapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. In April 2012, we entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we represent Siemens diagnostic imaging products to radiation oncology clinics in most global markets, and Siemens, in turn, represents our equipment and software products for radiotherapy and radiosurgery to its healthcare customers in agreed upon countries. Furthermore, we and Siemens have developed interfaces to enable ARIA and Eclipse to connect with Siemens linear accelerators and imaging systems, and are exploring opportunities to co-develop new imaging and treatment solutions. We hold a minority equity interest in Augmenix, Inc. (“Augmenix”), a company that is developing hydrogel products to decrease irradiation of radiation sensitive tissue such as the rectum.

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

Revenues from our Oncology Systems business segment represented 77%, 77% and 78% of total revenues for fiscal years 2014, 2013 and 2012, respectively. Our Oncology Systems business segment revenues include both products and service revenues. Product revenues in Oncology Systems accounted for 46%, 47% and 50% of total revenues for fiscal years 2014, 2013 and 2012, respectively. Service revenues in Oncology Systems accounted for 31%, 30% and 28% of total revenues for fiscal years 2014, 2013 and 2012, respectively. See further discussion in “Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

Imaging Components

Our Imaging Components business segment is a world leader in designing and manufacturing X-ray tubes, flat panel detectors and image processing tools, which are key components of X-ray imaging systems. We sell our products to OEM customers both for incorporation into new system configurations and as replacement components for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.

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

We also offer image processing tools for X-ray imaging systems for a variety of modalities including fluoroscopy, angiography, cardiology and general radiography. The image processing tools may be combined with our radiographic flat panel detectors to upgrade film-based X-ray imaging systems to digital systems.

We are currently in the process of introducing multiple new products which we believe will help sustain the growth of our Imaging Components business. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States and similar state proposals, or otherwise, could however affect demand for our products in our Imaging Components business.

Our Imaging Components business also designs, manufactures, sells and services Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Linatron M-i is a dual energy accelerator that can perform non-intrusive inspection of cargo containers and aid in automatically detecting and alerting operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening. The Linatron K-15 is a high-energy accelerator for inspection of very large, dense objects, including, for example, manufactured segments used in the Ariane rocket program in Europe.

Generally, we sell our security and inspection products to OEM customers who incorporate our products into OEM inspection systems. The OEM customers sell the systems to customs and other government agencies for use in overseas ports and borders to screen overland, rail, and sea cargo for contraband, weapons, narcotics and explosives, as well as for manifest verification. We also sell our security and inspection products to commercial enterprises in the casting, power, aerospace, chemical, petro-chemical and automotive industries for nondestructive product examination purposes, such as industrial inspection and manufacturing quality control.

Through the acquisition of certain assets of Transpire, we integrated acquired software with our security and inspection products applications. The acquired software enables us to provide comprehensive radiation solutions for customers that integrate our high-energy X-ray technology into systems for cargo screening, industrial inspection and non-destructive testing.

Revenues from our Imaging Components business segment represented 22%, 22% and 21% of total revenues for fiscal years 2014, 2013 and 2012, respectively. For a discussion of the Imaging Components business segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

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

Our VPT technology and systems are in operation at the Paul Scherrer Institute in Villigen, Switzerland, the Rinecker Proton Therapy Center in Munich, Germany and the Scripps Proton Therapy Center in San Diego, California. During fiscal year 2014, we completed the commissioning of the ProBeam proton therapy system at the five-room Scripps Proton Therapy Center, which has been treating patients since February 2014. We participated with ORIX Capital Markets, LLC (“ORIX”) in a $165.3 million loan facility to finance the completion and initial operations of the center. We initially provided $115.3 million of the $165.3 million loan commitment and in fiscal year 2014, J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”) assumed $45.0 million of our original loan commitment. Additionally, we increased our loan commitment by another $10.0 million, bringing our total commitment to $80.3 million. See Note 16, “CPTC Loans” of the Notes to the Consolidated Financial Statements for further discussion.

During fiscal years 2014, 2013 and 2012, we booked three, none, and two VPT proton therapy product orders, respectively.

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

VPT and GTC report their results from operations as part of the “Other” category. Combined revenues from these operations represented 1% of total revenues in each of fiscal years 2014, 2013 and 2012. For a discussion of segment financial information, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements.

Marketing and Sales

We employ a combination of direct sales forces and independent distributors or resellers for the marketing and sales of our products worldwide. The recent environment has been characterized by fluctuations in gross orders and revenues in and among our geographic regions, with a greater percentage coming from emerging markets within our international region, as well as ongoing concerns about the global economy. As a U.S.-based company, the competitiveness of our product pricing is influenced by the fluctuation of the U.S. dollar against other currencies. A weaker U.S. dollar against foreign currencies would make our product pricing more competitive in the local currencies of our international customers. A weaker U.S dollar against foreign currencies would also benefit our international revenues and gross orders when measured in U.S. dollars. These conditions may affect our business and demand for our products in fiscal year 2015. In fiscal years 2014, 2013 and 2012, we did not have a single customer that represented 10% or more of our total revenues.

Oncology Systems

For our Oncology Systems business segment, we sell direct in the United States and Canada and use a combination of direct sales and independent distributors in international regions. Through our strategic global partnership with Siemens, we represent Siemens diagnostic imaging products to radiation oncology clinics in most global markets. Siemens represents our equipment and software products for radiotherapy and radiosurgery to its healthcare customers in agreed upon countries. We sell our Oncology Systems products primarily to university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics worldwide. These hospitals, institutes, agencies, physicians’ offices and clinics replace equipment and upgrade treatment capability as technology evolves. Sales cycles for our external beam radiotherapy products typically can be quite lengthy since many of them are considered capital equipment and are affected by budgeting cycles. Our customers frequently fix capital budgets one or more years in advance. In recent years, we have seen the purchasing cycle lengthen as a result of the more complex decision-making process associated with larger dollar value transactions for more sophisticated IGRT and surgical equipment, and other technical advances.

During the most recent economic downturn, we saw customers’ decision-making process further complicated and lengthened, especially in the United States, which caused hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending in light of tightened capital budgets, tougher credit requirements and the general constriction in credit availability. In addition, the recent economic downturn had caused customers to delay requested delivery dates. Because our product revenues are influenced by the timing of product shipments, which are tied to customer-requested delivery dates, these delivery delays had increased the average order to revenue conversion cycle in the United States. Historically, this conversion cycle has been longer when new products are introduced or when we sell more products internationally. The lengthening of order to revenue conversion cycle could reduce our revenues and margins. In addition, our receivables may take longer to collect. Furthermore, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, such as China, India and Brazil, which typically demand lower-priced products compared to developed markets. We expect that this shift in geographic mix of gross orders and revenues will generally continue and may negatively impact Oncology Systems gross margin.

Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Affordable Care Act in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenue from quarter-to-quarter. We also believe that the Affordable Care Act, the rise of Accountable Care Organizations and increased bundled payment arrangements are all causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased variability. In accordance with the Affordable Care Act, in the second quarter of fiscal year 2013, we began to incur the 2.3% excise tax on sales of medical devices (including our Oncology Systems products) in the United States, which has had and may continue to have a negative impact on our gross margin.

Total revenues for our Oncology Systems business segment were $2.3 billion for both fiscal years 2014 and 2013, and $2.2 billion for fiscal year 2012. We divide our market segments for Oncology Systems revenues into North America, EMEA, Asia and Rest of World, and these regions constituted 46%, 30%, 18% and 6%, respectively, of Oncology Systems revenues during fiscal year 2014; 47%, 29%, 18% and 6%, respectively, of Oncology Systems revenues during fiscal year 2013; and 46%, 32%, 16% and 6%, respectively, of Oncology Systems revenues during fiscal year 2012.

Imaging Components

Our Imaging Components business segment employs a combination of direct sales and independent distributors for sales in all of its regions and sells a high proportion of our X-ray imaging components products and security and inspection products to a limited number of OEM customers. The long-term fundamental growth driver of this business segment is the on-going success of our key OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of Imaging Components revenues in the foreseeable future. Our ten largest OEM customers represented 63%, 63% and 65% of our total Imaging Components segment revenues during fiscal years 2014, 2013 and 2012, respectively. We also sell our security and inspection products to regional integrators outside the United States as well as commercial enterprises in the casting, power, aerospace, chemical, petro-chemical and automotive industries for use in non-destructive investigation and testing applications.

Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals will likely affect domestic demand for our products in our Imaging Components business.

We believe demand for our security and inspection products will be driven primarily by cargo screening, border protection, and non-destructive testing needs domestically and internationally. This business is heavily influenced by domestic and international government policies on border and port security, political change and government budgets. International sales of certain of our linatrons are subject to U.S. export licenses that are issued at the discretion of the U.S. government. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place additional orders until complete deployment and installation of previously ordered products. We have seen domestic and international governments postpone purchasing decisions and delay installations of products for security and inspection systems. These postponements and delays have been and may in the future be related to re-evaluating program priorities, evaluating funding options, and collaboration between individual government agencies. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of some security and inspection products orders to revenue unpredictable.

Total revenues for our Imaging Components business segment were $660.2 million, $641.9 million and $580.4 million for fiscal years 2014, 2013 and 2012, respectively. We divide our market segments for Imaging Components revenues by region into North America, EMEA, Asia and Rest of World, and these regions constituted 30%, 28%, 41% and 1%, respectively, of Imaging Components revenues during fiscal year 2014; 29%, 29%, 41% and 1%, respectively, of Imaging Components revenues during fiscal year 2013 and 32%, 26%, 42% and 0%, respectively, of Imaging Components revenues during fiscal year 2012.

Other

In the VPT business, we primarily use direct sales specialist representatives who collaborate with our Oncology Systems sales group globally on projects. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase products through public tenders, as well as private hospitals, clinics and private developers. While this market is still developing, we believe that growth in this business will initially develop in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. We are investing substantial resources to build this new business. Proton therapy facilities are large-scale construction projects that are time consuming and involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. We have seen the very tight credit markets constrain the ability of proton therapy projects to obtain financing.

Backlog

Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. Our backlog at the end of fiscal year 2014 was $3.2 billion, of which we expect to recognize approximately 48% to 53% as revenues in fiscal year 2015. Our backlog at the end of fiscal year 2013 was $2.9 billion, of which $1.3 billion was recognized as revenues in fiscal year 2014. Our Oncology Systems backlog represented 84% and 87% of the total backlog at the end of fiscal years 2014 and 2013, respectively.

In the fourth quarter of fiscal year 2013, we changed our primary presentation of orders from net orders to gross orders. Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, for businesses other than VPT, when shipment of the product (or in the case of certain highly customized products in our Imaging Components business, construction of the product) is expected to occur within two years, so long as any contingencies are deemed perfunctory. However, we will not record security and inspection products orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not record VPT orders if there are major financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending.

We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate and other adjustments. In fiscal years 2014, 2013, and 2012, our backlog adjustments were $176.3 million, $257.3 million, and $101.1 million, respectively.

Competition

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software products. We compete with companies worldwide, some of whom may have greater financial, marketing and other resources than we have. Our competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that new competitors will enter our markets, as we have encountered new competitors as we enter new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have also maintained an “open systems” approach that allows customers to “mix and match” our various individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and volumetric modulated arc therapy and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to sustain interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

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

We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Elekta AB and Accuray Incorporated Recently, ViewRay Incorporated introduced an MR-Cobalt therapy device that is expected to also compete with us in this market. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Philips Medical Systems, RaySearch Laboratories AB, Brainlab AG and Best Theratronics, Ltd. We also encounter some competition from providers of enterprise hospital information systems. With respect to our brachytherapy operations, our competitors are Elekta AB, MIM Software Inc. and Eckert & Ziegler BEBIG GmbH. In our Oncology Systems service and maintenance business, we compete with independent service organizations and our customers’ internal service organizations.

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

With respect to our security and inspection products, we compete with other OEM suppliers, primarily outside the United States in the security and inspection market. Currently, our major competitor is Nuctech Company Limited, and we have also seen some competition from Siemens. The market for our security and inspection products used for nondestructive testing in industrial applications is small and highly fractured, and there is no single major competitor in this nondestructive testing market.

With respect to our X-ray tubes and flat panel products within our Imaging Components business segment, we often compete with companies that have greater financial, marketing and other resources than we have. Some of the major diagnostic imaging systems companies, which are the primary OEM customers for our medical imaging components, also manufacture such medical components, including X-ray tubes and flat panels, for use in their own imaging systems products. We must compete with these in-house manufacturing operations for business from their affiliated companies. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and/or performance. We sell a significant volume of our X-ray tubes to OEM customers that have in-house X-ray tube production capability. In addition, we compete against other stand-alone, independent X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa as well as small start-up manufacturers in China. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell to a number of OEM customers, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. In the flat panel market, we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Vieworks Co., Ltd., Canon, Inc., and Hamamatsu Corporation.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as integrated volumetric imaging. In the proton therapy market, we compete principally with Hitachi Heavy Industries, Ion Beam Applications S.A., Mevion Medical Systems, Inc. and Sumitomo Heavy Industries, Ltd. There are a number of smaller competitors that are also developing proton therapy products. We are the only established company in the field of radiation therapy to enter the particle therapy market directly.

Customer Services and Support

We warrant most of our Oncology Systems products for parts and labor for 12 months, and we offer a variety of post-warranty equipment service contracts and software support contracts to suit customers’ requirements. We maintain service centers in Milpitas, California; Las Vegas, Nevada; Marietta, Georgia; Buc, France; Crawley, United Kingdom; Cham, Switzerland; Herlev (Copenhagen), Denmark; Diegem (Brussels), Belgium; Darmstadt, Germany; Houten, The Netherlands; Alcobendas (Madrid), Spain; Cernusco (Milan), Italy; Manama, Dubai; Moscow, Russia; Mumbai, Delhi, and Chennai, India; Tokyo, Osaka, Sendai, Nagoya, and Fukuoka, Japan; Beijing, Chengdu, Shanghai, Guangzhou and Hong Kong, China; Kuala Lumpur, Malaysia; Singapore; Bangkok, Thailand; Belrose, Australia; Sao Paulo, Brazil; Seoul, South Korea; Budapest, Hungary; Vienna, Austria; Helsinki, Finland and Winnipeg, Canada; as well as field service personnel throughout the world for Oncology Systems customer support services. Key Oncology Systems education operations are located in Las Vegas, Nevada; Beijing, China; Mumbai, India; Cham, Switzerland and Tokyo, Japan. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, project management, site planning, and professional services. We also have a distributed service parts network of regional hubs and forward-stocking locations across all major geographic areas. We generate service revenues by providing services to customers on a time-and-materials basis, replacement part sales and through post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of distributors and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.

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

We generally warrant our medical imaging components and security and inspection products for 12 months. We provide technical advice and consultation for medical imaging components to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Liverpool, New York; Tokyo, Japan; Beijing, China and Willich, Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina and Liverpool, New York to meet the technical support requirements of independent service companies that use our medical imaging components products. We provide technical support and service for our security and inspection products to major OEM customers from our offices in Las Vegas, Nevada; Lincolnshire, Illinois; Buc, France; Manama, Kingdom of Bahrain; Crawley, United Kingdom; Milano, Italy; Tokyo, Japan and Brussels, Belgium.

In the VPT business, we sell our proton therapy equipment generally with a 12-month warranty. We also generate service revenues by providing on-site proton therapy system technical operation and maintenance support services for relatively long-term periods (i.e., a five-year term or longer). We believe customer service and support are an integral part of our VPT competitive strategy.

Manufacturing and Supplies

We manufacture our medical linear accelerators in Palo Alto, California and in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, United Kingdom and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, United Kingdom and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. Calypso manufactures components of their tumor tracking and motion management products in Seattle, Washington. Our security and inspection linear accelerators are principally manufactured in Las Vegas, Nevada. We manufacture components and sub-systems for our proton therapy products and systems in Troisdorf, Germany. We manufacture our X-ray imaging component products in Salt Lake City, Utah; Charleston, South Carolina; Liverpool, New York; Willich, Germany and Beijing, China. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. These manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for security and inspection products) or ISO 13485 (for medical devices).

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on line inspection. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in house. We believe outsourcing enables us to reduce or maintain fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors and specialized integrated circuits, X-ray tube targets, housings, glassframes and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. We require certain raw materials such as tungsten, lead and copper for Oncology Systems and security and inspection products; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes, and high-grade steel, high-grade copper and iron for the VPT business. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. Rules issued by the SEC in August 2012 require us to ascertain and disclose the origin of some of the raw materials, including tungsten, that we use, which add to the associated costs.

Research and Development

Developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering. Research and development expenses totaled $234.8 million, $208.2 million and $185.7 million in fiscal years 2014, 2013 and 2012, respectively.

Our research and development are conducted both within the relevant product groups of our businesses and through GTC. GTC maintains technical expertise in X-ray technology, accelerator technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Present research topics include new imaging concepts, image based radiotherapy treatment planning and delivery, real-time accommodation of moving targets, functional imaging and combined modality therapy, manufacturing process improvements, improved X-ray tubes and large-area, high resolution digital X-ray sensor arrays for cone-beam CT and other applications. GTC is also pursuing the potential of combining advances in directed energy and imaging technology with the latest breakthroughs in biotechnology by employing targeted energy to enhance the effectiveness of biological and chemical therapeutic agents. In addition, GTC is investigating the use of X-ray and high-energy accelerator, detector, and image processing technology for security applications. GTC accepts some sponsored research contracts from external agencies such as the U.S. government or private sources.

Within Oncology Systems, our development efforts focus on enhancing the reliability and performance of existing products and developing new products. This development is conducted primarily in the United States, Switzerland, Canada, England, Finland, Germany, India and China. In addition, we support research and development programs at selected hospitals and clinics. Current areas for development within Oncology Systems include linear accelerator systems and accessories for medical applications, information systems, radiation treatment planning software, image processing software, imaging devices, simulation, patient positioning and equipment diagnosis and maintenance tools. Development for our high-energy linear accelerators is focused on improvements in accelerator technology, size, and mobility to address the needs of our customers in the market.

Within Imaging Components, development is primarily conducted at our Las Vegas, Nevada; Salt Lake City, Utah; Palo Alto, California; Liverpool, New York and Lincolnshire, Illinois facilities and is primarily focused on developing and improving medical imaging component technology. Current X-ray tube development areas include improvements to tube life and tube stability and reduction of tube noise. We are also working on X-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners as well as X-ray tubes to enhance the performance of our flat panel detectors. Research in imaging technology is aimed at developing new panel technologies for low cost radiographic imaging, wireless panel interfaces, better dose utilization in dental imaging, improved image quality for cone beam CT and new image processing tools for advanced applications.

Within VPT, our development efforts focus on integrating patient set-up, motion management and clinical workflow solutions originally developed in Oncology Systems as well as reducing the size of our proton therapy system. We expect that, in order to realize the full potential of the VPT business, we will need to invest substantial resources to continue to develop proton therapy technology.

Product and Other Liabilities

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come in contact with radiation (for example, when our security and inspection products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), we may be required to correct or recall the product and notify regulatory authorities. We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omissions liability.

Government Regulation

U.S. Regulations

Laws governing marketing a medical device. In the United States, as a manufacturer and seller of medical devices and devices emitting radiation or utilizing radioactive by-product material, we and some of our suppliers and distributors are subject to extensive regulation by federal governmental authorities, such as the FDA, Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, such as the State of California, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems equipment and software, as well as proton therapy systems offered by our VPT business, constitute medical devices subject to these regulations. Our X-ray tube products, imaging workstations and flat panel detectors are also considered medical devices. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.

Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) pre-market notification clearance or pre-market approval (“PMA”) before it can market or sell those products in the United States. The 510(k) clearance process is applicable when the device introduced into commercial distribution is substantially equivalent to a legally marketed device. The process of obtaining 510(k) clearance generally takes at least six months from the date the application is filed, but could take significantly longer, and generally requires submitting supporting testing data. After a product receives 510(k) clearance, any modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may require a new 510(k) clearance. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision, it may retroactively require the manufacturer to submit a request for 510(k) pre-market notification clearance and can require the manufacturer to cease marketing and/or recall the product until 510(k) clearance is obtained. The FDA has issued draft guidance that, if finalized and implemented, will result in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. If we cannot establish that a proposed product is substantially equivalent to a legally marketed device, we must seek pre-market approval through a PMA application. Under the PMA process, the applicant submits extensive supporting data, including, in most cases, data from clinical studies, in the PMA application to establish reasonable evidence of the safety and effectiveness of the product. This process typically takes at least one to two years from the date the PMA is accepted for filing, but can take significantly longer for the FDA to review. To date, we have only manufactured Class I medical devices, which do not require PMA or 510(k) clearance, and Class II medical devices, which require 510(k) clearance. We do not manufacture any Class III medical devices, which require PMA. Our X-ray tubes and flat panel detectors are Class I medical devices, while all of the medical devices produced by our Oncology Systems business segment and the proton therapy systems manufactured by our VPT business are Class II medical devices.

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

It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories (“UL”), the Canadian Standards Association (“CSA”), and the International Electrotechnical Commission (“IEC”). In addition, the manufacture and distribution of medical devices utilizing radioactive by-product material requires a specific radioactive material license. Manufacture and distribution of these radioactive sources and devices also must be in accordance with an approved NRC certificate, or an Agreement State registration certificate. Service of these products must be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. For a further discussion of these laws and regulations, see “Critical Accounting Estimates” in MD&A, and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.”

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

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, national and state laws regulate privacy and may regulate our use of data. Furthermore, HIPAA was amended by the HITECH Act to provide that business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements.

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

The provisions of the Affordable Care Act went into effect in 2012. We are continuing to evaluate the Affordable Care Act and its impact on our business. Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, which started on January 1, 2013. This tax has had and may continue to have a negative impact on our gross margin. Other elements of this legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes.

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

Marketing a medical device internationally. In order for us to market our products internationally, we must obtain clearances or approvals for products and product modifications. We are required to affix the CE mark to our products in order to sell them in member countries of the European Economic Area (“EEA”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the EEA. The CE mark is also recognized in many countries outside the EEA, such as Switzerland and Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the EU Medical Device Directive. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with the ISO 9001 for our security and inspection products and ISO 13485 for our medical devices. Several Asian countries, including Japan and China, have adopted regulatory schemes that are comparable, and in some cases more stringent, than the EU scheme. To import medical devices into Japan, the requirements of Japan’s New Medical Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly, in China a registration certification issued by the State Food and Drug Administration and a China Compulsory Certification mark for certain products are required to sell medical devices in that country. Obtaining such certifications on our products can be time-consuming and can cause us to delay marketing or sales of certain products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. We sell Class II and Class III devices in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that also apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an X-ray generating device or a radiation source. The handling, transportation and the recycling of radioactive metals and source materials are also highly regulated.

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

We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 26, 2014, we owned 453 patents issued in the United States and 218 patents issued throughout the rest of the world and had 448 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty bearing licenses and technology cross licenses.

Environmental Matters

For a discussion of environmental matters, see “Critical Accounting Estimates” in MD&A and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements, which discussions are incorporated herein by reference.

Financial Information about Geographic Areas

We do business globally with manufacturing, engineering, and development in the United States, Europe, China, India and Canada with sales and service operations and customers throughout the world. More than half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulations,” we also may be affected by other factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding (“DSO”)). To the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. We sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. dollar. Accordingly, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins. We engage in currency hedging strategies to offset the effect of fluctuations in foreign currency exchange rate, but the protection offered by these hedges depends upon the timing of transactions; the effectiveness of the hedges; the number of transactions that are hedged; and forecast volatility.

We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see Item 1A, “Risk Factors.”

For a discussion of financial information about geographic areas, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements, which discussions are incorporated herein by reference.

Employees

We had approximately 6,800 full time and part-time employees worldwide, including approximately 3,800 in the United States and approximately 3,000 elsewhere at September 26, 2014. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time-to-time, be represented by works councils or unions or subject to collective bargaining agreements. We currently consider our relations with our employees to be good.

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

Executive Officers of the Registrant

The biographical summaries of our executive officers, as of November 1, 2014, are as follows:

Name	Age	Position
Dow R. Wilson	55	President and Chief Executive Officer
Elisha W. Finney	53	Executive Vice President, Finance and Chief Financial Officer
Kolleen T. Kennedy	55	Executive Vice President and President, Oncology Systems
John W. Kuo	51	Senior Vice President, General Counsel and Corporate Secretary
Sunny S. Sanyal	50	Senior Vice President and President, Imaging Components Business
Clarence R. Verhoef	59	Senior Vice President, Finance and Corporate Controller

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

Kolleen T. Kennedy was appointed Executive Vice President and President, Oncology Systems effective September 2014, and was our Senior Vice President and President, Oncology Systems from October 2011 to September 2014. From January 2006 through September 2011, Ms. Kennedy served as Vice President, Oncology Systems Customer Service and Support. Prior to that, Ms. Kennedy was the Company’s Vice President, Oncology Systems Marketing, Product Management and Engineering from September 2004 to January 2006. Prior to becoming Vice President, Ms. Kennedy served in various marketing management positions since she joined the Company in 1997. Ms. Kennedy holds a B.S. degree in Radiation Oncology and a B.S. degree in Psychology, both from Wayne State University, as well as an M.S. in Medical Physics from the University of Colorado.

John W. Kuo was appointed Senior Vice President, in addition to being General Counsel and Corporate Secretary in February 2012. Prior to that, he served as Corporate Vice President and General Counsel from July 2005 through January 2012 and as Corporate Secretary since February 2005. Mr. Kuo joined the Company as Senior Corporate Counsel in March 2003 and became Associate General Counsel in March 2004. Prior to joining the Company, Mr. Kuo was General Counsel and Secretary at BroadVision, Inc. (an e-commerce software provider) and held senior legal positions at 3Com Corporation (a networking equipment provider). Mr. Kuo has previously been with the law firms of Gray Cary Ware & Freidenrich (now DLA Piper) and Fulbright & Jaworski. Mr. Kuo holds a B.A. degree from Cornell University and a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley.

Sunny S. Sanyal was appointed Senior Vice President and President, Imaging Components Business in February 2014. From August 2010 to January 2014, Mr. Sanyal served as the Chief Executive Officer of T-System Inc. (an information technology solutions and services provider). Mr. Sanyal worked for McKesson Corporation (a healthcare services and information technology company) as the Chief Operating Officer of McKesson Provider Technologies from December 2006 to July 2010 and as the Group President of McKesson’s Clinical Information Systems division from April 2004 to December 2006. Previously, he held various management positions with GE Healthcare, Accenture and IDX Systems Corporation. Mr. Sanyal holds an M.B.A. from Harvard Business School, an M.S. degree in industrial engineering from Louisiana State University, and a B.E. degree in electrical engineering from the University of Bombay.

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

Item 1A. Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant that are not listed below may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.

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

Rapid change and technological innovation characterize the markets in which we operate. Our Oncology Systems products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products, treatment systems and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including products such as EDGE and TrueBeam, are technologically complex and must keep pace with, if not be superior to, the products of our competitors. Our Imaging Components business must also continually improve products at competitive costs. We are investing in long-term growth initiatives, such as development of our VPT business, and expect that we will need to invest more to develop and commercialize new products and technology for this business. Accordingly, our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. In addition, because of the large footprint and high price of many proton therapy systems, including ours, there is increasing demand for development of a smaller, more compact proton therapy system. Other companies currently offer smaller, less expensive proton therapy systems, and our ability to compete with these companies may depend on our ability to timely develop new technologies to reduce the size and price of our system or provide additional features and functionality that our competitors do not.

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

We conduct business globally. Our international revenues accounted for approximately 57%, 57% and 56% of our total revenues during fiscal years 2014, 2013 and 2012, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

—	currency fluctuations;
—	the lower sales prices and gross margins usually associated with sales of our products in the international region, in particular emerging markets;
—	the longer payment cycles associated with many foreign customers;

—	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;
—	changes in the political, regulatory, safety or economic conditions in a country or region;
—	the imposition by governments of additional taxes, tariffs, global economic sanctions programs (such as the Russia-Ukraine sanctions) or other restrictions on foreign trade;
—	the longer period in the international region from placement of any order to revenue recognition;
—	any inability to obtain export licenses and other required export or import licenses or approvals;
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

As of September 26, 2014, 97% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Our effective tax rate is impacted by tax laws in both the United States and in the countries in which our international subsidiaries do business. Earnings from our international region are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from the international region, a change in the mix of particular tax jurisdictions within the international region, or a change in currency exchange rates, could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, in which case our financial results would be adversely affected. In addition, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws or other changes beyond our control could adversely affect our financial position and results of operations..

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY

Since fiscal year 2008, the global economy has been impacted by a number of economic and political factors, including most recently the Russia-Ukraine sanctions. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities and reduced their confidence. This, in turn, has caused our customers to be more cautious with, and sometimes freeze, delay or dramatically reduce, purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect our results from period to period, making it difficult for investors to compare our financial results. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.

In addition, concerns over continued economic instability could make it more difficult for us to collect outstanding receivables. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A continued weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.

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

Further, as we enter new businesses or pursue new business opportunities, such as radiosurgery and opportunities that require clinical trials, we become subject to additional laws, rules and regulations, including FDA and foreign rules and regulations that are applicable to the clinical trial process and protection of study subjects. Becoming familiar with and implementing the infrastructure necessary to comply with these laws, rules and regulations is costly. In addition, failure to comply with these laws, rules and regulations could delay the introduction of new products and could adversely affect our business.

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

The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, national and state laws regulate privacy and may regulate our use of data. Furthermore, HIPAA was amended by the HITECH Act to provide that business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the new enforcement scheme and inspection requirements. Moreover, there has been a trend in recent years toward more stringent regulation and enforcement of requirements applicable to medical device manufacturers who receive or have access to patient health information.

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

Other applicable international regulations. We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. laws, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines. New data protection legislation that will entail substantial changes to the current legal framework, some stricter than before, some less strict, is expected to be enacted by the EU Commission in 2015.

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

Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems and VPT products, which started January 1, 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax has had and may continue to have a negative impact on our gross margin.

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

While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide is affected by the timing of transactions, and the effectiveness of the hedges, the number of transactions that are hedged and forecast volatility. If our hedging strategies do not offset these fluctuations, our revenues, margins and other operating results may be adversely impacted. Furthermore, movement in foreign currency exchange rates could impact our financial results positively or negatively in one period and not another, making it more difficult to compare our financial results from period to period.

In addition, our hedging program is designed to hedge currency movements on a relatively short-term basis (typically up to the next twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. Long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. Dollar. The volatility of the U.S. Dollar that we have experienced over the last several years, and in particular in the fourth quarter of fiscal year 2014, has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of economic and or political instability or concerns about the downgrade and levels of sovereign debt, or in reaction thereto, would also likely affect foreign currency exchange rates. Furthermore, in the event that one or more European countries were to replace the Euro with another currency, our sales into these countries, or into Europe generally, would likely be adversely affected until such time as stable exchange rates are established.

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

Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” with a significant anti-corruption intent and effective since January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2013 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in nearly 180 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly in countries, where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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

Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come in contact with radiation (for example, when our security and inspection products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists to the intended or unintended recipient of the delivery. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure. In addition, third party service providers could fail to adequately perform their obligations, which could subject us to further liability. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In connection with our products that collect and store patient treatment data, we may be liable for the loss or misuse of such private data, if those products fail or are otherwise defective.

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

Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. New competitors may enter our markets, and we have encountered new competitors as we have entered new markets such as radiosurgery, volumetric modulated arc therapy and proton therapy. Some of these competitors may have greater financial, marketing and other resources than we have. To compete successfully, we must provide technically superior, proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. The shift in the proportion of sales within our international region towards emerging market countries, which typically have purchased less complex, lower-priced products compared to more developed countries and which usually have stiffer price competition, could also adversely impact our results of operations. New competitors may also delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our gross orders.

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

With our security and inspection products, we compete with other OEM suppliers, primarily outside of the United States. The market for our X-ray tube and flat panel products used for nondestructive testing in industrial applications is small and highly fragmented.

The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of technologies such as our On-Board Imager (“OBI”) for IGRT and our motion management technologies.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we recently paid $35.6 million to settle a patent infringement lawsuit relating to our Real-time Position Management™ technology initiated in 2007 by the University of Pittsburgh. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to us, and even if a third party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. As such, we could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could adversely impact our business and results of operations.

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

We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors, and specialized integrated circuits, X-ray tube targets, housings, glass frames and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. If we lose any of these suppliers, if their operations were substantially interrupted, or if any of them failed to meet performance or quality specifications, we may be required to obtain and qualify one or more replacement suppliers. Such an event may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of these products by the FDA or obtain other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have insurance to protect against business interruption loss, this insurance coverage may not be adequate or continue to remain available on acceptable terms, if at all. Furthermore, some of our single-source suppliers provide components for some of our rapidly growing product lines. Manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for our affected product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Disruptions or loss of any of our limited- or sole-sourced components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.

A SHORTAGE OR CHANGE IN SOURCE OF RAW MATERIALS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS, OR SIGNIFICANTLY INCREASE OUR COST OF GOODS

We rely upon the supplies of certain raw materials such as tungsten, lead, iridium and copper for Oncology Systems and security and inspection products; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes, and high-grade steel, high-grade copper and iron for VPT. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase, this could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.

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

ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS TEND TO BE UNPREDICTABLE

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

IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER

In order to achieve market acceptance for our radiation therapy products, we often need to educate physicians about the use of  treatment procedures such as IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, stereotactic body radiation therapy or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of the product. For example, the complex and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of and practices associated with IMRT and IGRT. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have devoted and will continue to devote significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, volumetric modulated arc therapy, stereotactic radiotherapy, stereotactic radiosurgery, stereotactic body radiation therapy and proton therapy generally, to encourage the acceptance and adoption of our products for these technologies and to promote the safe and effective use of our products in compliance with their operating procedures. Future products may not gain adequate market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense on their education.

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

WE MAY NOT REALIZE EXPECTED BENEFITS FROM ACQUISITIONS OF OR INVESTMENTS IN NEW BUSINESSES, PRODUCTS, OR TECHNOLOGIES, WHICH COULD HARM OUR BUSINESS

We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, during fiscal year 2014, we acquired certain assets of Velocity and Transpire to expand our existing software product offerings. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.

Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. It may cost us more to commercialize new products than we originally anticipated, as we experienced with our proton therapy systems, or cause us to increase our expenses related to research and development, either of which could impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company at a business that lacks them. It is also possible that an acquisition could increase our risk of litigation, as a third party may be more likely to assert a legal claim following an acquisition because of perceived deeper pockets or perceived greater value of a claim. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors.

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

If we acquire a business, we allocate the total purchase price to the acquired businesses’ tangible assets and liabilities, identifiable intangible assets and liabilities based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. If we fail to achieve the anticipated growth from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could adversely affect our financial results. In addition, acquisitions can result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges, any of which could harm our business and affect our financial results.

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

Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of September 26, 2014, the goodwill of VPT was $56.3 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.

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

DISRUPTION OF CRITICAL INFORMATION SYSTEMS OR MATERIAL BREACHES IN THE SECURITY OF OUR PRODUCTS MAY ADVERSELY AFFECT OUR BUSINESS AND CUSTOMER RELATIONS

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

Moreover, we manufacture and sell products that rely upon software systems to operate properly that allow our customers to store confidential information about their patients. While we have implemented security measures to protect our systems from unauthorized access, these measures cannot fully secure our customers’ equipment or any information stored in our customers’ systems or at their locations. A breach of network security and systems or other events that cause the loss or public disclosure of, disruption of, or access by third parties to, our customers’ stored information or to treatment delivery instructions could have serious negative consequences for our business, including possible injury to patients, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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

As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including ones regarding revenue recognition, than we have applied in past periods. Currently, we recognize revenues for our proton therapy systems and proton therapy commissioning contracts and for certain highly customized image detection systems in our Imaging Components business under contract accounting rules, which affects the timing of revenue recognition. We could be required to apply contract accounting rules to other businesses in the future. Under contract accounting rules, the use of the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, estimates which must be periodically reviewed and appropriately adjusted. For example, revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. Recognizing revenues using the percentage-of-completion method based on a zero profit margin, as we had done with the revenues associated with the Scripps Proton Therapy Center in the earlier stages of the project lowers our gross margins and makes it more difficult to compare our financial results from quarter to quarter. In addition, if we were to recognize revenues for our proton therapy systems and services under either the completed contract method or outside of contract accounting rules altogether, we would defer revenue until a contract is completed or substantially completed. This may cause our results of operations to fluctuate from period to period.

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

We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to facilitate a refinancing, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that any additional portion of our loan can be syndicated to third parties, or that the loan facility can be successfully refinanced upon the maturity of the loan. If a borrower does not have the financial means to pay off its debts, and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all, or a portion of the loan, which would adversely affect our financial results.

In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of September 26, 2014, customer contracts with remaining terms of more than one year amounted to approximately four percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

PROVISIONS OF DELAWARE LAW AND OUR CHARTER DOCUMENTS COULD BE INSUFFICIENT TO DETER A HOSTILE TAKEOVER; AND ACTIONS OF ACTIVIST STOCKHOLDERS COULD ADVERSELY AFFECT OUR BUSINESS

Certain provisions of Delaware law and of our certificate of incorporation and by-laws could deter a hostile takeover, while others could be insufficient to deter a hostile takeover.  Our stockholder rights plan expired in December 2008, and we did not renew it. In addition, in February 2014 our stockholders approved, and we filed an amendment to our certificate of incorporation to declassify our Board of Directors commencing in 2016. Both of these changes reduced our ability to defend against a hostile takeover.  The remaining provisions of Delaware law and of our charter documents may not be effective in defending against a hostile takeover or attack by an activist stockholder that may not be in the best interest of all of our shareholders, which could distract our management and adversely affect our business.  In addition, we may be subject to one or more campaigns by stockholders who desire to increase stockholder value in the short term.  Any such campaign could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing on our strategic goals, any of which could have an adverse effect on our business.

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

OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL

We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes and other natural disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, hurricane, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ damaged manufacturing facilities; these delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our businesses, such as occurred following the March 2011 tsunami in Japan. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as ebola, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

WE WORK IN INTERNATIONAL LOCATIONS WHERE THERE ARE HIGH SECURITY RISKS, WHICH COULD RESULT IN HARM TO OUR EMPLOYEES OR CONTRACTORS OR CAUSE US TO INCUR SUBSTANTIAL COSTS

We work in some international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations where the country or location and surrounding area is suffering from political, social, or economic issues; war or civil unrest, or has a high level of criminal or terrorist activity. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of September 26, 2014, we owned and leased a total of approximately 2.1 million square feet of floor space for our office, manufacturing, research and development and other services worldwide. Our executive offices, our Oncology Systems management, some of our Oncology Systems manufacturing facilities and GTC are located in Palo Alto, California, on approximately 30 acres of land under leaseholds which expire in 2056. We own these facilities which contain approximately 481,000 square feet of space. In Crawly, England, we own approximately 2 acres of land and approximately 48,000 square feet of space. In Beijing, China, on approximately 5 acres of land under a leasehold that expires in 2056, we own approximately 143,000 square feet of space. Our Imaging Components business is primarily located in Salt Lake City, Utah, where we own approximately 38 acres of land and approximately 341,000 square feet of space that is used for office and manufacturing. Our Imaging Component business also has a facility in Liverpool, New York, where we own 3 acres of land and approximately 27,000 square feet of space that is used for light assembly manufacturing. In Las Vegas, Nevada, we own approximately 12 acres of land and approximately 191,000 square feet of space where we manufacture our security and inspection products and have Oncology Systems customer services and support operations. The balances of our remaining facilities are leased.

Substantially all of this space is fully utilized for its intended purpose. We believe that our facilities and equipment are generally well maintained, in good operating condition and adequate for present operations.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

VMS common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “VAR.” The following table sets forth the high and low sales prices for VMS common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2014 and 2013.

	High	Low
Fiscal Year 2014
First Quarter	$80.66	$71.98
Second Quarter	$85.57	$76.92
Third Quarter	$86.60	$77.74
Fourth Quarter	$87.85	$80.16
Fiscal Year 2013
First Quarter	$72.61	$57.00
Second Quarter	$75.78	$67.88
Third Quarter	$73.20	$63.10
Fourth Quarter	$76.69	$65.70

Since the Spin-offs, we have not paid any cash dividends on VMS common stock. We have no current plan to pay cash dividends on VMS common stock, and will review that decision periodically. Further, our existing credit agreement contains provisions that limit our ability to pay cash dividends. Specifically, dividends would not be permitted if, when aggregated with other transactions, we would not be in compliance with our financial covenants. See Note 7, “Borrowings” of the Notes to the Consolidated Financial Statements for more information.

As of November 14, 2014, there were 2,322 holders of record of VMS common stock.

PERFORMANCE GRAPH

This graph shows the total return on VMS common stock and certain indices from October 2, 2009 until the last day of fiscal year 2014.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG VARIAN MEDICAL SYSTEMS, INC., THE S&P 500 INDEX AND

THE S&P HEALTHCARE EQUIPMENT INDEX

*$100 invested on October 2, 2009 in stock or index, including reinvestment of dividends. Indexes are calculated based on our fiscal month-end.

	10/2/2009	10/1/2010	9/30/2011	9/28/2012	9/27/2013	9/26/2014
Varian Medical Systems, Inc.	100.00	151.66	130.37	150.76	185.40	202.20
S&P 500	100.00	110.16	111.42	145.07	173.13	207.30
S&P Health Care Equipment	100.00	96.79	100.28	123.73	142.18	173.11

The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Stock Repurchase Program

The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2014.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 28, 2014 – July 25, 2014	-		$-	-	2,750,000
July 26, 2014 – August 22, 2014	1,750,000	(2)	$83.94	1,750,000	7,000,000
August 23, 2014 – September 26, 2014	750,000		$84.79	750,000	6,250,000
Total	2,500,000		$84.20	2,500,000

(1)

In November 2013, the VMS Board of Directors authorized the repurchase of 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. In August 2014, the VMS Board of Directors authorized a repurchase of an additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. Stock repurchases may be made in the open market, in privately negotiated transactions including accelerated share repurchase programs, or in Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.

(2)

The preceding table excludes 1,180 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under our employee stock plans.

Item 6. Selected Financial Data

We derived the following selected financial data from our audited consolidated financial statements for each of the last five fiscal years. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:	Fiscal Years
(In millions, except per share amounts)	2014	2013	2012	2011	2010
Revenues	$3,049.8	$2,942.9	$2,807.0	$2,596.7	$2,356.6
Earnings from continuing operations before taxes	574.5	612.0	595.9	588.7	532.9
Taxes on earnings	170.8	173.8	168.9	180.1	165.4
Earnings from continuing operations	403.7	438.2	427.0	408.6	367.5
Loss from discontinued operations, net of taxes (1)	-	-	-	(9.7)	(7.1)
Net earnings	$403.7	$438.2	$427.0	$398.9	$360.4
Net earnings (loss) per share – basic
Continuing operations	$3.88	$4.04	$3.83	$3.50	$3.02
Discontinued operations (1)	-	-	-	(0.08)	(0.06)
Net earnings per share	$3.88	$4.04	$3.83	$3.42	$2.96
Net earnings (loss) per share – diluted
Continuing operations	$3.83	$3.98	$3.76	$3.44	$2.96
Discontinued operations (1)	-	-	-	(0.08)	(0.06)
Net earnings per share	$3.83	$3.98	$3.76	$3.36	$2.91
Financial Position at Fiscal Year End:
Working capital	$1,292.5	$1,544.2	$934.0	$728.7	$777.8
Total assets	3,357.3	3,468.5	2,878.7	2,498.8	2,324.0
Long-term debt (including current maturities)	437.5	506.3	6.3	16.1	23.4
Short-term borrowings	-	-	155.0	181.4	20.0
Stockholders’ equity	$1,616.4	$1,713.8	$1,509.8	$1,243.9	$1,275.4

(1)

In September 2008, we approved a plan to sell Research Instruments. The sale of Research Instruments was completed in the second quarter of fiscal year 2009. We classified the operating results of Research Instruments as a discontinued operation in the Consolidated Statements of Earnings for fiscal years 2011 and 2010. The net loss of $9.7 million and $7.1 million was reported in discontinued operations for fiscal years 2011 and 2010, respectively. In fiscal years 2014, 2013 and 2012, we did not recognize any income or losses and did not have any revenues from discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the second quarter of fiscal year 2014, we changed our organizational structure, resulting in a change in operating and reportable segments. Our operations are currently grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Imaging Components segment includes our X-ray imaging tubes and flat panel products (previously reported as “X-Ray Products” segment), as well as our security and inspection products (previously reported as “Security and Inspection Products” under the “Other” category). Our Ginzton Technology Center (“GTC”) and Varian Particle Therapy (“VPT”) businesses are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. Prior years’ amounts have been recast to conform to the current year’s presentation.

Total revenues increased 4%, net earnings decreased 8% and net earnings per diluted share decreased 4% during fiscal year 2014, as compared to fiscal year 2013. During fiscal year 2014, operating expenses included a $25.1 million charge for a litigation settlement and a $7.7 million charge relating to the impairment of a portion of our privately-held equity investment in Augmenix, Inc. (“Augmenix”). Fiscal year 2014 was a year of investment and our selling, general and administrative expenses (including the litigation settlement charge) and research and development expenses increased during fiscal year 2014, as compared to fiscal year 2013. Our effective tax rate increased to 29.7% during fiscal year 2014, as compared to 28.4% during fiscal year 2013. During fiscal year 2014, we repurchased approximately 7.8 million shares of VMS common stock at an average price of $80.52 per share.

Gross orders increased 5% in Oncology Systems and 8% in Imaging Components during fiscal year 2014, as compared to fiscal year 2013. We recorded gross orders of $120.4 million in the “Other” category in fiscal year 2014, as compared to $2.5 million in fiscal year 2013. Our backlog at the end of fiscal year 2014 was 10% higher than at the end of fiscal year 2013.

In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. For fiscal year 2014, however, the U.S. Dollar was weaker against the Euro and stronger against the Japanese Yen, as compared to fiscal year 2013, such that the differences in exchange rates largely offset each other and did not have a significant impact on our revenues and gross orders.

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

Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that the Patient Protection and Affordable Care Act (the “Affordable Care Act”), Accountable Care Organizations and bundled payment arrangements are causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased business variability.

In fiscal year 2014, we saw a strong growth in orders in Brazil and India. Within Asia, we experienced a sharp decline in orders from Japan, which was partially offset by continued growth in orders in China and other countries in Asia, in fiscal year 2014 compared to the year-ago period. In the radiation oncology markets outside of North America, we expect the market growth of our EMEA region, which includes Europe, Russia, the Middle East, India and Africa will be mixed, with stronger market growth in Eastern Europe, India, and Africa, offset by lower market growth in Southern Europe which is facing severe economic challenges. Our outlook for Asia and the Rest of World remains healthy. Overall, we believe the longer-term global radiation oncology market can grow, on average, in the mid-single-digit range.

Oncology Systems total revenues increased 4% in fiscal year 2014, as compared to fiscal year 2013. Oncology Systems gross margin percentage in fiscal year 2014 increased 0.3 percentage points from fiscal year 2013.

Oncology Systems gross orders increased 5% in fiscal year 2014, as compared to fiscal year 2013, with increases of 7% in North America and 4% in our international region.

In the fourth quarter of fiscal year 2014, we acquired certain assets and liabilities of Transpire, Inc. (“Transpire”), a privately-held developer of software solutions for accurately and rapidly predicting the macroscopic behavior of radiation for a purchase consideration of $19.3 million. Transpire’s assets were integrated into our Oncology Systems and security and inspection businesses.

In the third quarter of fiscal year 2014, we acquired certain assets and liabilities of Velocity Medical Solutions, LLC (“Velocity”), a privately-held Atlanta-based developer of specialized software for cancer clinics, for a purchase consideration of $19.9 million. Velocity’s assets were integrated into our Oncology Systems business.

See Note 15 “Business Combinations” of the Notes to the Consolidated Financial Statements for additional information.

Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services medical imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, and computed tomography. It also designs, manufactures, sells and services security and inspection products, which include Linatron® x-ray accelerators, imaging processing software and image detection products, for cargo screening at ports and borders and for non-destructive examination and testing in a variety of industrial applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key X-ray imaging original equipment manufacturers (“OEMs”) that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems.

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

In fiscal year 2014, Imaging Components revenues increased 3% and gross orders increased 8% over fiscal year 2013.

Imaging Components gross margin percentage for fiscal year 2014 increased 0.4 percentage points over fiscal year 2013.

Other. The “Other” category is comprised of VPT and the operations of GTC.

VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. GTC is our scientific research facility.

Revenues in the “Other” category decreased 6% during fiscal year 2014, as compared to fiscal year 2013. During fiscal year 2014, we recorded gross orders in the “Other” category of $120.4 million, compared to $2.5 million in fiscal year 2013.

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

Revenue Recognition

Our revenues are derived primarily from the sale of hardware and software products, and services. We recognize revenues net of any value added or sales tax and net of sales discounts.

We frequently enter into sales arrangements with customers that contain multiple elements or deliverables such as hardware, software and services. Judgments as to the allocation of consideration from an arrangement to the multiple elements of the arrangement, and the appropriate timing of revenue recognition are critical with respect to these arrangements to ensure compliance with GAAP.

The allocation of consideration in a multiple element arrangement is affected by the determination of whether any software deliverables that function together with other hardware components to deliver the hardware products’ essential functionality are considered as non-software products for purpose of revenue recognition. The allocation of consideration to each non-software deliverable is based on the assumptions we use to establish its selling price, which are based on vendor-specific objective evidence (“VSOE”) of selling price, if it exists, otherwise, third-party evidence of selling price, if it exists, and, if not, on estimated selling prices. In addition, the allocation of consideration to each software deliverable in a multiple element arrangement is affected by our judgment as to whether VSOE of its fair value exists in these arrangements.

Changes to the elements in an arrangement and the amounts allocated to each element could affect the timing and amount of revenue recognition. Revenue recognition also depends on the timing of shipment, the readiness of customers’ facilities for installation or customer acceptance terms. If shipments or installations are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.

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

Share-based Compensation Expense

We grant restricted stock units, deferred stock units, performance units, and stock options to employees and permit employees to purchase shares under the VMS employee stock purchase plan. We value our stock options granted and the option component of the shares of VMS common stock purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. We value our performance units using the Monte Carlo simulation model. The determination of fair value of share-based payment awards on the date of grant under both the Black-Scholes option-pricing model and the Monte Carlo simulation model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected terms of share-based awards and the expected price volatility of shares of VMS common stock and peer companies that are used to assess certain performance targets over the expected term of the awards, and the expected dividend yield of VMS.

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

Allowance for Doubtful Accounts

We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems and for security and inspection products, our payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.

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

Based on the most recent annual goodwill impairment testing that we performed as of the end of the third quarter of fiscal year 2014 for each of our four reporting units with goodwill, (i) Oncology Systems, (ii) X-ray tubes and flat panel products (formerly “X-Ray Products”), (iii) Security and inspection products, and (iv) VPT, the fair value of each such reporting unit was substantially in excess of its carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $56.3 million in goodwill as of September 26, 2014, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.

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

Loss Contingencies

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations or other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. Such matters are subject to many uncertainties, outcomes are not predictable with assurance, and actual liabilities could significantly exceed our estimates of potential liabilities. For example, in the University of Pittsburgh patent infringement case, we had previously accrued an aggregate of approximately $5.0 million for the low end of the range of the probable settlement value, but in fiscal year 2014 we entered into a settlement agreement and ultimately paid approximately $35.6 million in full settlement of the lawsuit.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return on those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans are primarily based on the current effective yield of long-term corporate bonds that are of high quality with satisfactory liquidity and credit rating with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate may cause the present value of benefit obligations to change significantly.

Valuation of Derivative Instruments

We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, “Fair Value” of the Notes to the Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2014, 2013 and 2012.

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

Results of Operations

Fiscal Year

Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2014 was the 52-week period ended September 26, 2014, fiscal year 2013 was the 52-week period ended on September 27, 2013 and fiscal year 2012 was the 52-week period ended on September 28, 2012. Set forth below is a discussion of our results of operations for fiscal years 2014, 2013 and 2012.

Discussion of Results of Operations for Fiscal Years 2014, 2013 and 2012

Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Product	$2,083.8	1%	$2,055.7	3%	$2,004.0
Service	966.0	9%	887.2	10%	803.0
Total Revenues	$3,049.8	4%	$2,942.9	5%	$2,807.0
Product as a percentage of total revenues	68%		70%		71%
Service as a percentage of total revenues	32%		30%		29%

Total revenues increased in fiscal year 2014 over fiscal year 2013, primarily due to increases in Oncology Systems and Imaging Components. Total revenues increased in fiscal year 2013 over fiscal year 2012, primarily due to increases in Oncology Systems and Imaging Components, and to a lesser extent an increase in the “Other” category.

Product revenues increased in fiscal year 2014 over fiscal year 2013, primarily due to increases in Oncology Systems and Imaging Components, partially offset by a decrease in the “Other” category. Product revenues increased in fiscal year 2013 over fiscal year 2012, primarily due to an increase in Imaging Components and to a lesser extent an increase in the “Other” category, partially offset by a decrease in Oncology Systems.

Service revenues increased in fiscal year 2014 over fiscal year 2013, primarily due an increase in Oncology Systems, and to a lesser extent, increases in the “Other” category and Imaging Components. Service revenues increased in fiscal year 2013 over fiscal year 2012, primarily due to an increase in Oncology Systems, and to a lesser extent, an increase in Imaging Components, partially offset by a slight decrease in the “Other” category.

Revenues by region	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
North America	$1,306.7	3%	$1,263.1	3%	$1,223.1
EMEA	905.3	3%	877.2	4%	842.2
Asia	705.1	4%	677.9	13%	602.3
Rest of World	132.7	6%	124.7	(11%)	139.4
Total International (1)	1,743.1	4%	1,679.8	6%	1,583.9
Total Revenues	$3,049.8	4%	$2,942.9	5%	$2,807.0
North America as a percentage of total revenues	43%		43%		44%
International as a percentage of total revenues	57%		57%		56%
(1)	We consider international revenues to be revenues outside of North America.

North American revenues increased in fiscal year 2014 over fiscal year 2013 due to increases in revenues from Oncology Systems, Imaging Components and the “Other” category. North American revenues increased in fiscal year 2013 over fiscal year 2012 due to an increase from Oncology Systems and to lesser extent an increase from Imaging Components, partially offset by a decrease from the “Other” category.

International revenues increased in fiscal year 2014 over fiscal year 2013, due to increases across all regions. International revenues increased in fiscal year 2014 over fiscal year 2013 due to an increase in revenues from Oncology Systems and to a lesser extent an increase in revenues from Imaging Components, partially offset by a decrease in revenues from the “Other” category. The U.S. Dollar was weaker against the Euro and stronger against the Japanese Yen in fiscal year 2014, compared to fiscal year 2013, such that the differences in exchange rates largely offset each other and did not have a significant impact on the revenues.

International revenues increased in fiscal year 2013 over fiscal year 2012 due to increases in revenues from Asia and EMEA, partially offset by a decrease in revenues from the Rest of World region. International revenues increased in fiscal year 2013 over fiscal year 2012 due to an increase in revenues from Imaging Components and to a lesser extent increases in revenues from the “Other” category and Oncology Systems. The U.S. Dollar was stronger against the Japanese Yen and slightly weakened against the Euro in fiscal year 2013 compared to fiscal year 2012 such that the differences in exchange rates overall had a negative impact on revenues.

Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Product	$1,406.0	1%	$1,388.9	(1%)	$1,408.4
Service	938.2	9%	863.8	11%	781.1
Total Oncology Systems revenues	$2,344.2	4%	$2,252.7	3%	$2,189.5
Product as a percentage of Oncology Systems revenues	60%		62%		64%
Service as a percentage of Oncology Systems revenues	40%		38%		36%
Oncology Systems revenues as a percentage of total revenues	77%		77%		78%

Oncology Systems product revenues increased in fiscal year 2014 over fiscal year 2013, primarily due to an increase in revenues from hardware products. Oncology Systems product revenues decreased in fiscal year 2013 over fiscal year 2012 primarily due to a decrease in revenues from our software licenses, partially offset by an increase in revenues from hardware products. Revenues from TrueBeam as a percentage of revenues from hardware products increased in fiscal year 2014 over fiscal year 2013 and in fiscal year 2013 over fiscal year 2012.

Oncology Systems service revenues increased in fiscal year 2014 over fiscal year 2013 and in fiscal year 2013 over fiscal year 2012 due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and by an increased number of customers as the installed base of our products continues to grow. Service revenues grew faster than product revenues in fiscal year 2014 over fiscal year 2013 and in fiscal year 2013 over fiscal year 2012. Service revenues increased as a percentage of total Oncology Systems revenues in each fiscal year.

Revenues by region	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
North America	$1,088.2	3%	$1,058.0	5%	$1,004.8
EMEA	701.1	6%	662.7	(4%)	690.4
Asia	428.7	4%	412.4	15%	359.6
Rest of world	126.2	6%	119.6	(11%)	134.7
Total International	1,256.0	5%	1,194.7	1%	1,184.7
Total Oncology Systems revenues	$2,344.2	4%	$2,252.7	3%	$2,189.5
North America as a percentage of Oncology Systems revenues	46%		47%		46%
International as a percentage of Oncology Systems revenues	54%		53%		54%

North American Oncology Systems revenues increased in fiscal year 2014 over fiscal year 2013, due to an increase in service revenues, partially offset by a slight decrease in product revenues. North American Oncology Systems product revenues decreased in fiscal year 2014 over fiscal year 2013, primarily due to a decrease in hardware product revenues, mostly offset by an increase in revenues from software licenses. North American Oncology Systems revenues increased in fiscal year 2013 over fiscal year 2012 due to an increase in service revenues, and to a lesser extent an increase in product revenues. The increase in North American product revenues was primarily due to an increase in revenues from hardware products, partially offset by a decrease in revenues from software licenses.

International Oncology Systems revenues increased in fiscal year 2014 over fiscal year 2013, due to increases in services and product revenues. International Oncology Systems product revenues increased from hardware products in all international regions, partially offset by a decrease in revenues from software licenses in all international regions. The U.S. Dollar was weaker against the Euro and stronger against the Japanese Yen in fiscal year 2014, compared to fiscal year 2013 such that the differences in exchange rates largely offset each other and did not have a significant impact on revenues.

International Oncology Systems revenues increased in fiscal year 2013 over fiscal year 2012 due to an increase in revenues from services, partially offset by a decrease in product revenues. International Oncology Systems service revenues increased in all international regions in fiscal year 2013 over fiscal year 2012. International Oncology Systems product revenues decreased due to decreases in revenues from both hardware products and software licenses in EMEA and the Rest of World region, partially offset by increases in revenues from both hardware products and software licenses in Asia. The U.S. Dollar was stronger against the Japanese Yen and slightly weakened against the Euro in fiscal year 2013 compared to fiscal year 2012 such that the differences in exchange rates overall had a negative impact on our Oncology Systems international revenues when measured in U.S. Dollars.

Varying cycles of higher and lower revenues between the North American and international regions are impacted by regional influences, which recently have included government economic stimulus programs, the recession and the pace of economic recovery, political instability in some countries, the European sovereign debt crisis, uncertainty created by healthcare reform (such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States), and different technology adoption cycles that are consistent with the gross order patterns. See further discussion of orders under “Gross Orders.”

Imaging Components Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Product	$637.1	3%	$619.9	10%	$562.6
Service	23.1	5%	22.0	23%	17.8
Total Imaging Components revenues	$660.2	3%	$641.9	11%	$580.4
Product as a percentage of Imaging Components revenues	97%		97%		97%
Service as a percentage of Imaging Components revenues	3%		3%		3%
Imaging Components revenues as a percentage of total revenues	22%		22%		21%

Imaging Components revenues increased in fiscal year 2014 over fiscal year 2013, primarily due to an increase in product revenues, and to a lesser extent an increase in service revenues. Product revenues increased in fiscal year 2014 over fiscal year 2013, primarily due to an increase in revenues from X-ray flat panel products, partially offset by a decrease in revenues from X-ray tube products, as customers delayed purchases due to longer tube life resulting from improvements in our X-ray tubes, and a decrease in revenues from security and inspection products.

Imaging Components revenues increased in fiscal year 2013 over fiscal year 2012 primarily due to an increase in product revenues, and to a lesser extent an increase in service revenues. Product revenues increased in fiscal year 2013 over fiscal year 2012, primarily due increases in revenues from X-ray flat panel and tube products, and to a lesser extent an increase in revenues from security and inspection products.

All service revenues in fiscal years 2014, 2013 and 2012 were related to our security and inspection products.

Revenues by region	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
North America	$197.5	4%	$189.1	2%	$184.6
EMEA	184.8	1%	182.3	23%	148.3
Asia	271.4	2%	265.4	9%	242.7
Rest of World	6.5	27%	5.1	7%	4.8
Total International	462.7	2%	452.8	14%	395.8
Total Imaging Components revenues	$660.2	3%	$641.9	11%	$580.4
North America as a percentage of Imaging Components revenues	30%		29%		32%
International as a percentage of Imaging Components revenues	70%		71%		68%

North American Imaging Components revenues increased in fiscal year 2014 over fiscal year 2013, primarily due to an increase in X-ray flat panel products, and to a lesser extent an increase in X-ray tube products. North American Imaging Components revenues increased in fiscal year 2013 over fiscal year 2012 due to an increase in X-ray flat panel products, and to a lesser extent an increase in X-ray tube products, mostly offset by a decrease in security and inspection products.

International Imaging Components revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in X-ray flat panel products in Asia and EMEA and X-ray tubes in EMEA, partially offset by decrease in X-ray tube products in Asia and a decrease in security and inspection products in EMEA.

International Imaging Components revenues increased in fiscal year 2013 over fiscal year 2012 primarily due to increases in revenues from our security and inspection products and X-ray tube products from all international regions and an increase in revenues from X-ray flat panel products in Asia partially offset by decreases in revenues from X-ray flat panel products in EMEA and the Rest of World region.

Additionally, revenues from sales of new products and revenues from sales of image processing tools, which we added to our product line with the acquisition of InfiMed during the third quarter of fiscal year 2012, also contributed to an increase in Imaging Components revenues during fiscal year 2013 compared to fiscal year 2012.

The differences in currency exchange rates between the U.S. Dollar and foreign currencies between fiscal year 2014 and fiscal year 2013, as well as between fiscal year 2013 and fiscal year 2012, did not have a material impact on Imaging Components international revenue growth because sales transactions in the Imaging Components business are primarily denominated in U.S. dollars.

Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Product	$40.7	(13%)	$46.9	42%	$33.0
Service	4.7	236%	1.4	(66%)	4.1
Total Other revenues	$45.4	(6%)	$48.3	30%	$37.1
Other revenues as a percentage of total revenues	1%		1%		1%

Revenues from the “Other” category decreased in fiscal year 2014 over fiscal year 2013, primarily due to a decrease in VPT product revenues. Revenues from the “Other” category increased in fiscal year 2013 over fiscal year 2012 primarily due to an increase in VPT product revenues, partially offset by a decrease in VPT service revenues.

Gross Margin

	Fiscal Years
Dollars by segment	2014	Percent Change	2013	Percent Change	2012
(Dollars in millions)
Oncology Systems	$1,021.1	5%	$976.2	2%	$956.9
Imaging Components	278.6	4%	268.1	11%	242.4
Other	2.0	(63%)	5.4	n/m	(3.0)
Gross margin	$1,301.7		$1,249.7		$1,196.3

Percentage by segment
Oncology Systems	43.6%		43.3%		43.7%
Imaging Components	42.2%		41.8%		41.8%
Total Company	42.7%		42.5%		42.6%

n/m = not meaningful

The total Company gross margin percentage increased slightly in fiscal year 2014 over fiscal year 2013. The increase in gross margin percentages in Oncology Systems and Imaging Components was mostly offset by a decrease in the gross margin percentage in the “Other” category.

The total Company gross margin percentage decreased marginally in fiscal year 2013 over fiscal year 2012. The decrease in Oncology Systems gross margin percentage was almost offset by an increase in gross margin percentage in the “Other” category.

Total product gross margin percentage was 36.9% in fiscal year 2014, compared to 37.0% in fiscal year 2013 and 37.8% in fiscal year 2012. Total service gross margin percentage was 55.1% in fiscal year 2014, compared to 55.2% in fiscal year 2013 and 54.7% in fiscal year 2012.

Oncology Systems gross margin percentage increased by 0.3 percentage points in fiscal year 2014 over fiscal year 2013 primarily due to an increase in service revenues, which generally have a higher margins. Oncology Systems product gross margin percentage decreased to 35.6% in fiscal year 2014 from 35.7% from fiscal year 2013 primarily due to targeted price decreases, partially offset by a favorable hardware product mix.

Oncology Systems gross margin percentage decreased 0.4 percentage points in fiscal year 2013 over fiscal year 2012 primarily due to a decrease in the product gross margin. Oncology Systems product gross margin percentage decreased to 35.7% in fiscal year 2013 from 37.1% in fiscal year 2012 due to the new excise tax on medical devices and a significant geographic shift of product revenues away from developed markets to emerging markets, which typically demand lower-priced products compared to developed markets. Our Oncology Systems product gross margin was further impacted by pricing pressure in our international region. Improved installation and warranty as well as product cost reductions in fiscal year 2013 over fiscal year 2012 partially offset these decreases.

The gross margin for Oncology Systems includes the impact of the medical device excise tax of approximately $9.3 million and $7.2 million during fiscal year 2014 and 2013, respectively, and is included in the cost of revenues.

Oncology Systems service gross margin percentage decreased to 55.5% in fiscal year 2014 from 55.7% in fiscal year 2013, primarily due to an unfavorable product mix partly offset by higher service contract volume (which lowered the costs per contract) and cost control measures in fiscal year 2014. Oncology Systems service gross margin percentage in fiscal year 2013 remained consistent with fiscal year 2012. Increases in service gross margin percentage were due to higher service contract volume (which lowered the costs per contract) and cost control measures in fiscal year 2013, mostly offset by unfavorable product mix and higher service freight charges.

The U.S. Dollar was weaker against the Euro and stronger against the Japanese Yen in fiscal year 2014, as compared to fiscal year 2013. The exchange rate between the U.S. dollar and other currencies did not have a significant impact on the Oncology Systems gross margin. We believe the shift of Oncology Systems revenues towards emerging markets, which typically have purchased less complex, lower-priced products compared to developed markets, will generally continue and may negatively impact Oncology Systems gross margin.

Imaging Components gross margin percentage increased in fiscal year 2014 over fiscal year 2013, due to a higher mix of flat panel sales which generally have higher margins, plus an increase in gross margin percentage in X-ray tube products, partially offset by decreases in gross margin percentages from X-ray flat panel products, security and inspection products, and services. The increase in gross margin percentage in X-ray tube products during the fiscal year 2014 compared to fiscal year 2013 was primarily due to improved quality costs. The decrease in gross margin percentage in X-ray flat panel products during the fiscal year 2014 compared to fiscal year 2013 was primarily due to increased pricing pressures. The decrease in gross margin percentage in our security and inspection products during the fiscal year 2014, compared to fiscal year 2013 was due to customer pricing pressures and an unfavorable product mix.

Imaging Components gross margin percentage remained consistent in fiscal year 2013 over fiscal year 2012, due to favorable product mix in our security and inspection products offset by pricing pressures and unfavorable product mix in our X-ray flat panel products.

Research and Development

	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Research and development	$234.8	13%	$208.2	12%	$185.7
As a percentage of total revenues	8%		7%		7%

The $26.6 million increase in research and development expenses in fiscal year 2014, over fiscal year 2013, was due to an increase in expenses of $21.1 million in Oncology Systems, $4.1 million in Imaging Components, and $1.4 million in the “Other” category. The $21.1 million increase in expenses in Oncology Systems was due to expenses relating to new product development projects and enhancement of existing products, and an unfavorable currency impact when foreign-currency denominated research and development expenses for Oncology Systems were translated into U.S. Dollars. The $4.1 million increase in expenses in Imaging Components was due to new product development projects and enhancement of existing X-ray tube and flat panel products, partially offset by a decrease in expenses relating to security and inspection products. The $1.4 million increase in the “Other” category was due to expenses relating to new product development projects, a net increase in costs associated with increased headcount to support our growing engineering activities in VPT, and an unfavorable currency impact when foreign-currency denominated research and development expenses for VPT were translated into U.S. Dollars, partially offset by a decrease in expenses due to completion of certain existing research and development projects.

The $22.5 million increase in research and development expenses in fiscal year 2013 over fiscal year 2012 was primarily due to increases in expenses of $14.2 million in Oncology Systems, $9.9 million in the “Other” category partially offset by a decrease in expense of $0.7 million in Imaging Components. The $14.2 million increase in Oncology Systems was primarily due to expenses relating to new product development projects, including fixed fees accrued as part of the strategic arrangement with Siemens. The $9.9 million increase in expenses in the “Other” category was primarily due to expenses relating to new product development projects and a net increase in costs associated with increased headcount to support our growing research activities in VPT. The $0.7 million decrease in research and development expenses in Imaging Components was mainly due to cost control measures.

Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Selling, general and administrative	$470.6	9%	$432.6	4%	$416.5
Litigation settlement	$25.1	-	$-	-	$-
Selling, general and administrative as a percentage of total revenues	15%		15%		15%
Litigation settlement as a percentage of total revenues	1%		-		-

The $38.0 million increase in selling, general and administrative expenses in fiscal year 2014 over fiscal year 2013 was primarily attributable to: a $35.8 million net increase in employee-related costs (excluding share-based compensation) due to an increase in headcount to support our growing business activities; a $7.7 million impairment charge of a portion of our equity investment in privately-held Augmenix (including a $1.4 million write-off of the option to purchase the remaining equity interest of Augmenix, upon its expiry); a $3.7 million unfavorable currency impact when foreign-currency denominated selling, general and administrative expenses were translated into U.S. Dollars; a $3.3 million decrease in income recognized on our equity method investment in dpiX Holding LLC; and a $2.9 million increase in software and hardware maintenance expense. These increases were partially offset by a $9.3 million decrease in legal expenses; a $6.7 million decrease due to no restructuring charges incurred in fiscal year 2014; and a $3.6 million decrease in share-based compensation expense due to timing of grants. In addition to the above, the change in fair value of our contingent consideration liabilities decreased our selling, general and administrative expenses by $0.7 million in fiscal year 2014 and by $5.2 million in fiscal year 2013, respectively.

The $16.1 million increase in selling, general and administrative expenses for fiscal year 2013 over fiscal year 2012 was primarily attributable to: a $13.0 million net increase in employee-related costs, in part for increased headcount to support our growing business activities; a $6.4 million increase in legal expenses relating to litigation matters; a $4 million increase in restructuring charges; a $4.0 million increase in depreciation expense; and a $2.3 million increase in risk insurance expense. These increases were partially offset by a $5.2 million decrease due to change in fair value of our contingent consideration liabilities; a $4.4 million decrease in bad debt expense; and a $2.2 million increase in income from our equity method investment in dpiX Holding LLC.

In the second quarter of fiscal year 2014, we recorded a litigation settlement charge of $25.1 million as a result of settlement of patent litigation with University of Pittsburgh (see Note 9 “Commitments and Contingencies” in our Notes to the Consolidated Financial Statements for additional information).

Interest Income, Net

	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Interest income, net	$3.3	5%	$3.2	73%	$1.9

The increase in interest income, net of interest expense, in fiscal year 2014 over fiscal year 2013 was primarily due to an increase in interest income from our loans to CPTC mostly offset by an increase in interest expense due to an increase in borrowings. The increase in interest income, net of interest expense in fiscal year 2013 over fiscal year 2012, was primarily due to an increase in interest income generated from our loan to CPTC, partially offset by an increase in interest expense associated with increased borrowing from our credit facilities.

Taxes on Earnings

	Fiscal Years
	2014	Percent Change	2013	Percent Change	2012
Effective tax rate	29.7%	1.3%	28.4%	0.1%	28.3%

The increase in our effective tax rate in fiscal year 2014 from fiscal year 2013 was primarily due to a decrease in the benefit from the foreign rate differential. The decrease in the benefit from the foreign tax rate differential was primarily due to a fluctuation in foreign currency exchange rates and our inability to recognize a tax benefit for losses in certain jurisdictions. In addition, our effective tax rate in fiscal year 2014 reflected only one quarter’s benefit of the federal research and development credit, while the effective tax rate in fiscal year 2013 reflected the full year’s federal research and development credit for fiscal year 2013 in addition to the three quarters’ retroactive reinstatement of the credit. The slight increase in our effective tax rate in fiscal year 2013 from fiscal year 2012 was primarily due to a shift in the geographic mix of earnings.

In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

Net Earnings Per Diluted Share

	Fiscal Years
	2014	Percent Change	2013	Percent Change	2012
Net earnings per diluted share	$3.83	(4%)	$3.98	6%	$3.76

The decrease in net earnings per diluted share in fiscal year 2014 over fiscal year 2013 was due to an increase in operating expenses which included a litigation settlement expense of $25.1 million and an impairment charge of $7.7 million of a portion of our investment in privately-held Augmenix, and an increase in our effective tax rate, partially offset by increases in revenues, gross margin, and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.

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

Gross Orders

Total Gross Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Oncology Systems:
North America	$1,214.4	7%	$1,135.3	(3%)	$1,167.1
Total International	1,470.0	4%	1,418.8	6%	1,333.3
Total Oncology Systems	$2,684.4	5%	$2,554.1	2%	$2,500.4
Imaging Components:
North America	$187.9	7%	$176.1	(4%)	$182.6
Total International	534.6	9%	492.1	19%	413.7
Total Imaging Components	$722.5	8%	$668.2	12%	$596.3
Other:	$120.4	n/m	$2.5	(98%)	$126.3
Total Gross Orders:	$3,527.3	9%	$3,224.8	0%	$3,223.0

n/m = not meaningful

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, for businesses other than VPT, when shipment of the product (or in the case of certain highly customized products in our Imaging Components business, construction of the product) is expected to occur within two years, so long as any contingencies are deemed perfunctory. However, we will not record security and inspection products orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not record VPT orders if there are major financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending. We perform a quarterly review to verify that outstanding orders remain valid.

Oncology Systems gross orders grew 5% in fiscal year 2014 over fiscal year 2013 compared to 2% in fiscal year 2013 over fiscal year 2012.

North American Oncology Systems gross orders increased in fiscal year 2014 over fiscal year 2013, due to increases in gross orders from services, and software licenses, partially offset by a decrease in gross orders from hardware products. International gross orders increased due to increases in gross orders from EMEA and the Rest of World region, partially offset by a decrease in gross orders from Asia. Gross orders from EMEA increased due to increases in gross orders from services, and software licenses, partially offset by a decrease in gross orders from hardware products. Gross orders from the Rest of World region increased due to increases in gross orders from hardware products, services, and software licenses. Gross orders from Asia decreased due to decreases in gross orders from hardware products and software licenses, partially offset by an increase in gross orders from services.

Oncology Systems gross orders in Asia and Rest of World regions were negatively impacted, and gross orders from EMEA were positively impacted by currency exchange rates such that there was no significant overall impact of currency exchange rates on gross orders in fiscal year 2014, over fiscal year 2013.

North American Oncology Systems gross orders decreased in fiscal year 2013 compared to fiscal year 2012, due to decreases in gross orders of high-energy linear accelerators and software licenses partially offset by an increase in gross orders from services. International Oncology Systems gross orders increased primarily due to growth in gross orders from services in EMEA and Asia, as well as increased gross orders from high-energy linear accelerators (including TrueBeam) in all international regions. When measured in constant currency, international Oncology Systems gross orders grew 9% in fiscal year 2013 over fiscal year 2012.

The trailing 12 month percentage change in gross orders for Oncology Systems at September 26, 2014, and for the three immediately prior fiscal quarters were:

	Total	North America	International
September 26, 2014	5%	7%	4%
June 27, 2014	3%	1%	5%
March 28, 2014	5%	1%	9%
December 27, 2013	3%	0%	5%

Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations, with an overall shift of gross orders towards international regions and emerging markets. In addition, the availability of government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

Imaging Components gross orders grew 8% in fiscal year 2014 over fiscal year 2013 compared to 12% in fiscal year 2013 over fiscal year 2012.

North American Imaging Components gross orders increased in fiscal year 2014 over fiscal year 2013, primarily due to an increase in gross orders from X-ray flat panel products and to a lesser extent increases in gross orders from security and inspections and X-ray tube products. International Imaging Components gross orders increased during fiscal year 2014 over fiscal year 2013, due to increases in gross orders from X-ray flat panel, and security and inspection products, partially offset by a decrease in gross orders from X-ray tube products. Within the international region, for fiscal year 2014 over fiscal year 2013, gross orders from X-ray flat panel products increased from Asia and EMEA; gross orders from X-ray tube products decreased primarily from Asia and to a lesser extent a decrease from EMEA, partially offset by an increase from the Rest of World region; and gross orders from security and inspection products increased primarily from EMEA, partially offset by slight decreases in gross orders from Asia and the Rest of World region.

North American Imaging Components gross orders decreased in fiscal year 2013 over fiscal year 2012, primarily due to a decrease in gross orders from our security and inspection products partially offset by increases in gross orders from X-ray flat panel and tube products. International Imaging Components gross orders increased in fiscal year 2013 over fiscal year 2012, due to increases in gross orders from X-ray flat panel and tube products and security and inspection products. Within the international region, for fiscal year 2013 over fiscal year 2012, gross orders from X-ray flat panel products increased from Asia, partially offset by a decrease in gross orders from EMEA; gross orders from X-ray tube products increased in all regions, with strongest growth in Asia; and gross orders increased from security inspection products in all regions, with the strongest growth from EMEA, and to a lesser extent from Asia.

Gross orders in the “Other” category increased primarily due to VPT recording three proton therapy product gross orders in fiscal year 2014, compared to no proton therapy product gross orders in fiscal year 2013. Gross orders in the “Other” category decreased in fiscal year 2013 over fiscal year 2012 primarily due to VPT recording two proton therapy product gross orders in fiscal year 2012, compared to no proton therapy product gross orders recorded in fiscal year 2013.

Gross orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products. Gross orders and revenues for our security and inspection products in our Imaging Components segment have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place any orders for a long time period thereafter. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause gross orders in our VPT business to vary significantly, making comparisons between fiscal periods more difficult. Furthermore, bid awards, primarily in our VPT business, may be subject to challenge by third parties, which can make these orders more unpredictable than other products.

Net Orders

In the fourth quarter of fiscal year 2013, we changed our primary presentation of orders to gross orders. The below table for net orders is provided for comparison purposes. Net orders are defined as gross orders less backlog adjustments. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate and other adjustments. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified.

Total Net Orders (by segment and region)	Fiscal Years
(Dollars in millions)	2014	Percent Change	2013	Percent Change	2012
Oncology Systems:
North America	$1,109.5	18%	$938.9	(14%)	$1,091.4
Total International	1,411.3	4%	1,360.1	4%	1,308.7
Total Oncology Systems	$2,520.8	10%	$2,299.0	(4%)	$2,400.1
Imaging Components:
North America	$186.7	6%	$176.0	(4%)	$182.6
Total International	524.0	7%	489.9	19%	412.9
Total Imaging Components	$710.7	7%	$665.9	12%	$595.5
Other:	$119.5	n/m	$2.6	(98%)	$126.3
Total Net Orders:	$3,351.0	13%	$2,967.5	(5%)	$3,121.9

n/m = not meaningful

Backlog

Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog at September 26, 2014 was $3.2 billion, which was an increase of 10% over the backlog at September 27, 2013. Our Oncology Systems backlog at September 26, 2014 was 7% higher than the backlog at September 27, 2013, which reflected a 12% increase for the international region and a 2% increase for North America.

In fiscal years 2014, 2013, and 2012, our backlog adjustments were $176.3 million, $257.3 million and $101.1 million, respectively. During fiscal year 2013, as a result of ongoing uncertainty in the U.S. healthcare environment and higher cancellations, particularly from small freestanding center developers, we re-evaluated similar transactions and removed orders that were not expected to be converted into revenues from our backlog, which resulted in an increase in the backlog adjustments in fiscal year 2013 as compared to fiscal year 2012.

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

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents:

	September 26,	September 27,
(In millions)	2014	2013	Increase (Decrease)
Cash and cash equivalents	$849.3	$1,117.9	$(268.6)

The decrease in cash and cash equivalents in fiscal year 2014 compared to fiscal year 2013, was due to $627.7 million of cash used for the repurchase of shares of VMS common stock, $89.6 million used for purchases of property, plant and equipment, $68.8 million used for repayments under our term loan facility and other bank borrowings, $45.2 million used to fund a portion of our loan commitment to CPTC for financing the construction and initial operation period of the Scripps Proton Therapy Center, $31.5 million used for business acquisitions and $5.5 million used to fund notes receivable. These decreases were partially offset by $449.0 million of cash provided by operating activities, $99.7 million of cash provided by stock option exercises and employee stock purchases and $38.1 million received from the sale of a portion of our loan to CPTC. In addition, foreign currency exchange rate changes in fiscal year 2014 increased cash and cash equivalents by $11.0 million.

At September 26, 2014, we had approximately $24.5 million, or 3%, of total cash and cash equivalents in the United States. Approximately $824.8 million, or 97%, of total cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of September 26, 2014, most of our cash and cash equivalents that were held abroad were in U.S. dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS common stock repurchases, acquisitions, and other lawful corporate purposes.

Cash Flows

	Fiscal Years
(In millions)	2014	2013	2012
Net cash flow provided by (used in):
Operating activities	$449.0	$455.2	$492.8
Investing activities	(133.1)	(96.3)	(122.3)
Financing activities	(595.5)	51.6	(234.7)
Effects of exchange rate changes on cash and cash equivalents	11.0	2.8	4.3
Net increase (decrease) in cash and cash equivalents	$(268.6)	$413.3	$140.1

Our primary cash inflows and outflows for fiscal years 2014, 2013 and 2012 were as follows:

—	We generated net cash from operating activities of $449.0 million in fiscal year 2014, compared to $455.2 million in fiscal year 2013 and $492.8 million in fiscal year 2012.

The $6.2 million decrease in net cash from operating activities during fiscal year 2014 compared to fiscal year 2013 was driven primarily by a decrease of $34.5 million in net earnings and a decrease of $2.3 million in net change from operating assets and liabilities (working capital items), partially offset by an increase of $30.6 million in non-cash items.

The major contributors to the net change in working capital items in fiscal year 2014 were accounts receivable, inventories, deferred revenues and advance payments from customers as follows:

	➢	Accounts receivable increased $74.5 million due to higher revenues and longer payment cycles.

	➢	Inventories increased by $43.3 million due to anticipated customer demands for products in fiscal year 2015 mainly in VPT.

	➢	Deferred revenue and advance payments from customers increased by $31.9 million due to receipts of down payments for VPT and Oncology Systems orders for which revenues have not been recognized.

The $37.6 million decrease in net cash from operating activities during fiscal year 2013 compared to fiscal year 2012 was driven primarily by a net change of $34.7 million in operating assets and liabilities (working capital items) and a decrease in non-cash items of $14.1 million, partially offset by an increase of $11.2 million in net earnings.

The major contributors to the net change in working capital items in fiscal year 2013 were inventories, deferred revenues and advance payments from customers, accounts receivable, and accrued expenses and other liabilities as follows:

	➢	Inventories increased $76.4 million due to anticipated customer demands for products in fiscal year 2014, mainly in Oncology Systems and X-Ray Products.

➢

Deferred revenue and advance payments from customers increased $74.6 million due to receipts of down payments for orders for which revenues have not been recognized during fiscal year 2013 and due to nature of contracts and timing of customer acceptances.

	➢	Accounts receivable increased $43.3 million due to higher revenues and timing of collections.

	➢	Accrued expenses and other liabilities decreased $32.7 million due to the timing of payments processed and specifically due to the timing of tax payments both in the United States and internationally.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. See Item 1A, “Risk Factors.”

—

Investing activities used $133.1 million of net cash in fiscal year 2014, compared to $96.3 million of net cash in fiscal year 2013 and $122.3 million of net cash in fiscal year 2012. Cash used for purchases of property, plant and equipment increased to $89.6 million in fiscal year 2014, compared to $76.3 million in fiscal year 2013, and $61.1 million in fiscal year 2012, representing our continued investment to expand our global infrastructure. During fiscal year 2014, we used $45.2 million to fund a portion of our loan commitment to CPTC, $31.5 million for acquisitions of businesses and $5.5 million to fund notes receivable, partially offset by $38.1 million received from the sale of a portion of our loan to CPTC. During fiscal year 2013, we used $10.0 million to fund a portion of our loan commitment to CPTC and used $10.0 million to fund a note receivable. In fiscal year 2012, we used $30.5 million to fund a portion of our loan commitment to CPTC and used $28.2 million for acquisitions of businesses, and we received $8.8 million of cash from dpiX LLC for the repayment of a note receivable.

—

Financing activities used net cash of $595.5 million in fiscal year 2014, compared to $51.6 million of net cash provided in fiscal year 2013, and $234.7 million of net cash used in fiscal year 2012. In fiscal year 2014, we used $627.7 million of net cash for the repurchases of VMS common stock compared to $419.9 million in fiscal year 2013 and $257.4 million in fiscal year 2012. In fiscal year 2014, we repaid $68.8 million of our term loan and other bank borrowings as compared to no repayments in fiscal year 2013 and $9.9 million in fiscal year 2012. In fiscal year 2014, there were no repayments to our credit facility compared to net payments of $155.0 million in fiscal year 2013 and $26.4 million in fiscal year 2012. Cash used for financing activities in fiscal years 2014, 2013, and 2012 also included $8.8 million, $9.6 million, and $10.1 million (the value of withheld shares), respectively, for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units. Cash provided by financing activities included cash proceeds from employee stock option exercises and employee stock purchases of $99.7 million, $129.6 million, and $60.3 million in fiscal years 2014, 2013, and 2012, respectively, as well as excess tax benefits from share-based compensation of $10.9 million in fiscal year 2014, $9.6 million in fiscal year 2013, and $8.9 million in fiscal year 2012. We borrowed $500.0 million under a term loan facility in fiscal year 2013.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3.1% of revenues in fiscal year 2015. As further described under “Contractual Obligations,” we have loaned $75.6 million (including accrued interest) to CPTC as of September 26, 2014, and we expect CPTC to continue to draw down on the loans. As of September 26, 2014, our remaining outstanding loan commitment to CPTC is up to $4.7 million to fund the construction and initial operations of the Scripps Proton Therapy Center.

We had a $300 million credit facility with Bank of America, N.A. (“BofA”) during fiscal years 2013 and 2012 (the “2012 Credit Facility”).

On August 27, 2013, we repaid all outstanding amounts and terminated the 2012 Credit Facility and entered into a five-year credit agreement (the “Credit Agreement”) with certain lenders and BofA as administrative agent that provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and collectively with 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the Credit Agreement, we have the right to make (i) up to two requests to increase the aggregate commitments under the 2013 Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the 2013 Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. We may prepay, reduce or terminate the commitments without penalty. The 2013 Credit Facility contains provisions that limit our ability to pay cash dividends. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. At September 27, 2013, borrowings under the 2013 Term Loan Facility totaled $500 million with a weighted average interest rate of 1.31%. At September 26, 2014 and September 27, 2013, there were no amounts outstanding under the 2013 Revolving Credit Facility. We were in compliance with all covenants under the above mentioned Credit Agreements for all the periods presented within these consolidated financial statements for which they were in existence.

In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2014, the Sumitomo Credit Facility was extended to March 2015. VMS KK borrowed $29.5 million against the Sumitomo Credit Facility in the second fiscal quarter of 2014 and repaid the entire balance in the third fiscal quarter of 2014. As of September 26, 2014 and September 27, 2013, there were no outstanding balances under the Sumitomo Credit Facility.

See Note 7, “Borrowings” to the Consolidated Financial Statements for a detailed discussion regarding the 2013 Credit Facility and the Sumitomo Credit Facility.

In April 2014, we paid the outstanding balance of $6.3 million for the principal amount and accrued interest of our unsecured term loan.

Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the next 12 months and into the foreseeable future. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock and fund our loan commitment to CPTC and other strategic investments.

Total debt as a percentage of total capital decreased to 21.3% at September 26, 2014 from 22.8% at September 27, 2013 primarily due to repayment of some of our borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 2.08 to 1 at September 26, 2014 from 2.33 to 1 at September 27, 2013.

Days Sales Outstanding

Trade accounts receivable days sales outstanding (“DSO”) was 85 days at September 26, 2014 and September 27, 2013. Excluding VPT, DSO was 80 days at September 26, 2014 compared to 77 days at September 27, 2013. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, collections performance, payment terms, the mix of revenues from different regions and the effect of continued economic instability. As of September 26, 2014, approximately 4% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Stock Repurchase Program

During fiscal years 2014, 2013 and 2012, we repurchased 7,750,000 shares, 6,000,000 shares and 4,433,718 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. Aggregate amount of repurchases in connection with the various accelerated share repurchase agreements and for shares repurchased in the open market totaled $624.0 million, $423.7 million and $257.4 million in fiscal years 2014, 2013 and 2012, respectively. All shares that were repurchased have been retired.

In February 2011, our Board of Directors authorized the repurchase of 12,000,000 shares of VMS common stock through the end of fiscal year 2012. As of September 28, 2012, the remaining 3,000,000 shares available for repurchase under the February 2011 authorization expired. In August 2012, our Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013.

On August 25, 2011, we entered into an accelerated share repurchase agreement with BofA. The repurchase period ended in February 2012 and we received 375,449 shares of VMS common stock in fiscal year 2012 upon settlement. The market value of the shares received of $25.0 million was included in “Capital in excess of par value.”

In November 2013, our Board of Directors authorized the repurchase of 6,000,000 shares of our common stock from December 30, 2013 through December 31, 2014. Of the 7,750,000 shares repurchased during fiscal year 2014, 5,750,000 shares were repurchased under the November 2013 authorization and remaining 2,000,000 shares were repurchased under the August 2012 authorization. As of September 26, 2014, 250,000 shares of our common stock remained available for repurchase under the November 2013 authorization. All share repurchase programs authorized prior to November 2013 have been completed.

In August 2014, our Board of Directors authorized the repurchase of additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. As of September 26, 2014, no shares of VMS common stock have been repurchased under the August 2014 authorization. Stock repurchases may be made in the open market, in privately negotiated transactions including accelerated share repurchase programs, or in Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.

Contractual Obligations

The following summarizes our contractual obligations as of September 26, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Fiscal Year	Fiscal Years	Fiscal Years
(In millions)	2015	2016-2017	2018-2019	Beyond	Total
Long term debt (1) (including current maturities of long-term debt)	$50.0	$100.0	$287.5	$-	$437.5
Interest obligation on long term debt (including current maturities of long-term debt) (2)	5.3	8.8	3.2	-	17.3
Operating leases (3)	20.5	28.9	13.7	10.0	73.1
Purchase obligations (4)	20.4	6.6	3.3	0.4	30.7
Defined benefit pension plans (5)	7.3	-	-	-	7.3
Post-retirement benefit plan (6)	0.3	0.4	0.2	0.4	1.3
Total (7)	$103.8	$144.7	$307.9	$10.8	$567.2
(1)	For further discussion regarding long-term debt, see Note 7, “Borrowings” of the Notes to the Consolidated Financial Statements.
(2)	Interest on the term loan facility has been calculated based on the interest rate applicable as of September 26, 2014.
(3)	Operating leases include future minimum lease payments under all our noncancelable operating leases as of September 26, 2014.

(4)

Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and non-cancellable. Purchase obligations do not include agreements that are cancellable without penalty.

(5)

As further described in Note 10, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of September 26, 2014, our defined benefit pension plans were underfunded by $19.0 million. Due to the impact of future plan asset performance, changes in interest rates and other economic and demographic assumptions the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions to fund its defined benefit pension plans beyond the next fiscal year.

(6)

As further described in Note 10, “Retirement Plans” of the Notes to the Consolidated Financial Statements, as of September 26, 2014, our post-retirement benefit plan had an estimated total benefit obligation of $1.4 million. Due to changes in mortality rates of plan participants, the potential for us to change the type of healthcare plans offered or the level of contributions from plan participants, we are not able to reasonably estimate the timing and amount of contributions to fund our post-retirement benefit plan beyond fiscal year 2024.

(7)	The following items are not included in the table above:
—

Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of September 26, 2014, our total liability for uncertain tax positions was $55.2 million, of which we do not anticipate a payment in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; therefore, the liability for uncertain tax positions has been excluded from the table above. See a detailed discussion in Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements.

—

As further described in Note 9, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, as of September 26, 2014, we accrued $9.8 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.

—

In connection with the acquisition of businesses in current and prior years, we entered into agreements which include provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of September 26, 2014, the accrual for potential contingent considerations under these agreements was $7.5 million.

—

In April 2012, we entered into a strategic global partnership with Siemens through which, among other things, we and Siemens will collaborate to develop interfaces that will enable our ARIA oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, we committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event that certain product development milestones are achieved. We will also pay for additional licenses beyond the minimum quantities set forth in the agreement. We expect that these interfaces will be commercialized as part of our ARIA oncology information system offering to customers. As of September 26, 2014, the outstanding fixed fees and license fees commitment for the Siemens agreement was $6.0 million and $18.9 million, respectively.

—

As further described in Note 16, “CPTC Loans” of the Notes to the Consolidated Financial Statements, we participated, through our Swiss subsidiary, in a $165.3 million of the Tranche A loan facility to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and initial operations of the Scripps Proton Therapy Center. On June 10, 2014, we entered into a series of agreements pursuant to which JPMorgan Chase Bank, N.A. assumed $45.0 million of our original maximum commitment and reducing our commitment under the Tranche A loan facility to $70.3 million. Through these agreements, our Swiss subsidiary also increased its individual loan commitment by another $10.0 million which is referred to as the Tranche B loan. As of September 26, 2014, our outstanding commitment under the Tranche A and Tranche B loans was $4.1 million and $0.6 million, respectively.

—

As further described in Note 6, “Related Party Transactions” of the Notes to the Consolidated Financial Statements, as of September 26, 2014, the Company had an estimated fixed cost commitment of $4.3 million related to dpiX’s amended agreement, for the first quarter of fiscal year 2015. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year.

—

As part of our plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualifying employees across all reporting segments during the fourth quarter of fiscal year 2014. The program required the participating employees to submit their applications by October 10, 2014. The restructuring charges relating to this program will be incurred in fiscal year 2015.

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

Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 26, 2014, we have not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.

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

Recent Accounting Pronouncements

a) New accounting updates recently adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 210, “Balance Sheet,” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified the scope of the guidance. The guidance became effective for us beginning in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, we have provided additional disclosures in the accompanying notes to the consolidated financial statements. The adoption of this amendment did not have an impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. We adopted this guidance beginning in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, we have provided additional disclosures in the accompanying notes to the consolidated financial statements. The adoption of this amendment did not have an impact on our consolidated financial position, results of operations or cash flows.

b) Recent accounting standards or updates not yet effective

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for us beginning in the first quarter of fiscal year 2018. Early application is not permitted. The amendment can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

In June 2014, the FASB issued an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The new guidance will be effective for us beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The amendment can be applied on a prospective basis to all share-based payments granted or modified on or after the effective date. Entities will also be provided an option to apply the guidance on a modified retrospective basis to existing awards. We are evaluating the impact of adopting this guidance to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to three primary types of market risks: credit risk and counterparty risk, foreign currency exchange rate risk and interest rate risk.

Credit Risk and Counterparty Risk

We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. We are also exposed to credit loss in the event of default by counterparties of our notes receivable and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on our credit facilities as described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and accompanying contraction in the credit markets heighten these risks. Concerns over continued economic instability could make it more difficult for us to collect outstanding receivables and could adversely impact our liquidity.

Foreign Currency Exchange Rate Risk

As a global entity, we are exposed to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve. Adverse foreign currency rate movements could have a material negative impact on our financial results. Our primary exposures related to foreign currency denominated sales and purchases are in Europe, Asia, Australia, and Canada.

We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. dollars. The foreign currency sales transactions that fit our risk management policy criteria are hedged with foreign currency forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative or trading purposes. The forward contracts range from one to thirteen months in maturity.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.

The notional values and the weighted average contractual foreign currency exchange rates of our sold and purchased foreign currency forward contracts outstanding at September 26, 2014 were as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Weighted Average Contract Rate (Foreign Currency Units per USD)
Australian dollar	$20.1	$-	1.14
Canadian dollar	-	9.6	1.12
Danish krone	4.3	-	5.87
Euro	183.0	-	0.78
Hungarian forint	0.8	-	246.31
Indian rupee	2.9	-	61.93
Japanese yen	53.6	-	109.18
Norwegian krone	2.8	-	6.45
Swedish krona	8.0	-	7.26
Swiss franc	-	75.2	0.95
Totals	$275.5	$84.8

Interest Rate Risk

Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio consisted of cash and cash equivalents and available-for-sale investments as of September 26, 2014. The principal amount of cash and cash equivalents at September 26, 2014 totaled $849.3 million with a weighted average interest rate of 0.22%. At September 26, 2014, our available-for-sale investments represented loans of $75.6 million (including accrued interest) to CPTC, which bears interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are classified as available-for-sale securities and carried at fair value.

The 2013 Credit Facility allows us to borrow up to a maximum amount of $500 million under the 2013 Term Loan Facility and $300 million under the 2013 Revolving Credit Facility. Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.25% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company.

In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of September 26, 2014, there were no outstanding balances under the Sumitomo Credit Facility.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our revolving credit facility and term loan facility. As of September 26, 2014, there was no amount outstanding under our revolving credit facility. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. If the amount outstanding under our term loan facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $4.4 million. See a detailed discussion of our credit facilities in “MD&A – Liquidity and Capital Resources.”

To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio, borrowings, but may consider the use of derivative instruments in the future.

The table below presents principal amounts and related weighted average interest rates by year for our cash and cash equivalents, available-for-sale investments and long -term debt.

	Fiscal Years
(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Assets:
Cash and cash equivalents	$849.3	$-	$-	$-	$-	$-	$849.3
Average interest rate(1)	0.22%	-	-	-	-	-	0.22%
Available-for-sale investments(2)	$66.2	$-	$9.4	$-	$-	$-	$75.6
Average interest rate(1)	9%	-	9%	-	-	-	9%
Liabilities:
Long-term debt (including current maturities)	$50.0	$50.0	$50.0	$287.5	$-	$-	$437.5
Average interest rate(1)	1.28%	1.28%	1.28%	1.28%	-	-	1.28%
(1)	Represents interest rates effective as of September 26, 2014.
(2)	Represents amount loaned to CPTC, including accrued interest, under a loan facility. See Note 16, “CTPC Loans” of the Notes to the Consolidated Financial Statements for a detailed discussion.

The estimated fair value of our cash and cash equivalents (97% of which was held abroad at September 26, 2014 and could be subject to additional taxation if it were repatriated to the United States) approximated the principal amounts reflected above because of the short maturity of these instruments.

The fair value of our loan to CPTC was $75.6 million at September 26, 2014, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, the Company does not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase this loan from the Company under the original terms and conditions at par value.

The estimated fair value of our term loan payable in fiscal year 2018, at September 26, 2014, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.

Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8. Financial Statements and Supplementary Data

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In thousands, except per share amounts)	2014	2013	2012
Revenues:
Product	$2,083,768	$2,055,718	$2,003,988
Service	966,032	887,179	803,027
Total revenues	3,049,800	2,942,897	2,807,015
Cost of revenues:
Product	1,314,597	1,295,492	1,247,278
Service	433,528	397,718	363,401
Total cost of revenues	1,748,125	1,693,210	1,610,679
Gross margin	1,301,675	1,249,687	1,196,336
Operating expenses:
Research and development	234,840	208,208	185,742
Selling, general and administrative	470,550	432,589	416,520
Litigation settlement	25,130	-	-
Total operating expenses	730,520	640,797	602,262
Operating earnings	571,155	608,890	594,074
Interest income	10,514	7,322	5,269
Interest expense	(7,159)	(4,129)	(3,419)
Earnings before taxes	574,510	612,083	595,924
Taxes on earnings	170,807	173,835	168,875
Net earnings	$403,703	$438,248	$427,049
Net earnings per share - basic	$3.88	$4.04	$3.83
Net earnings per share - diluted	$3.83	$3.98	$3.76
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	103,964	108,352	111,376
Weighted average shares outstanding - diluted	105,271	110,053	113,473

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal Years
(In thousands)	2014	2013	2012
Net earnings	$403,703	$438,248	$427,049
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the year, net of tax benefit (expense) of $930, ($1,504), and $1,079	(9,593)	5,549	(8,761)
Prior service cost arising during the year, net of tax expense of ($1,240)	2,078	-	-
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit (expense) of ($27), $159 and ($19)	156	(145)	144
Amortization, settlement curtailment of net actuarial loss included in net periodic benefit cost, net of tax expense of ($529), ($608), and ($548)	3,380	3,138	3,114
	(3,979)	8,542	(5,503)
Unrealized gain on derivatives:
Increase (decrease) in unrealized gain / (loss), net of tax expense of ($1,467), ($191) and ($541)	2,458	318	900
Reclassification adjustments, net of tax benefit of $479, $923, and $217	(802)	(1,540)	(362)
	1,656	(1,222)	538
Currency translation adjustment	(16,217)	9,230	(4,808)
Other comprehensive earnings (loss)	(18,540)	16,550	(9,773)
Comprehensive earnings	$385,163	$454,798	$417,276

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 26,	September 27,
(In thousands, except par values)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$849,275	$1,117,861
Short-term investment	66,176	62,700
Accounts receivable, net of allowance for doubtful accounts of $20,317 at September 26, 2014 and $14,735 at September 27, 2013	731,929	698,254
Inventories	572,261	535,223
Prepaid expenses and other current assets	148,562	168,495
Deferred tax assets	125,962	122,250
Total current assets	2,494,165	2,704,783
Property, plant and equipment, net	337,999	315,331
Goodwill	240,626	225,335
Other assets	284,500	223,025
Total assets	$3,357,290	$3,468,474
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$187,377	$194,272
Accrued expenses	324,409	320,884
Deferred revenues	421,845	389,479
Advance payments from customers	170,724	160,644
Product warranty	47,299	39,050
Current maturities of long-term debt	50,000	56,250
Total current liabilities	1,201,654	1,160,579
Long-term debt	387,500	450,000
Other long-term liabilities	151,716	144,048
Total liabilities	1,740,870	1,754,627
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	-	-
Common stock of $1 par value: 189,000 shares authorized; 100,942 and 106,491 shares issued and outstanding at September 26, 2014 and at September 27, 2013, respectively	100,942	106,491
Capital in excess of par value	642,848	637,084
Retained earnings	931,241	1,010,343
Accumulated other comprehensive loss	(58,611)	(40,071)
Total stockholders' equity	1,616,420	1,713,847
Total liabilities and stockholders' equity	$3,357,290	$3,468,474

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$403,703	$438,248	$427,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	39,636	42,637	47,876
Tax benefits from exercises of share-based payment awards	10,900	10,708	7,888
Excess tax benefits from share-based compensation	(10,890)	(9,583)	(8,929)
Depreciation	57,678	58,527	56,103
Amortization of intangible assets	4,779	4,332	4,879
Deferred taxes	15,872	(3,946)	(2,349)
Impairment of a privately-held equity investment	7,725	-	-
Provision for doubtful accounts receivable	7,150	5,984	10,350
(Income) loss from equity investment in affiliate	822	(2,461)	(245)
Change in fair value of contingent consideration	(686)	(5,190)	-
Other, net	382	1,673	1,265
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(74,501)	(43,301)	(87,434)
Inventories	(43,343)	(76,400)	(42,459)
Prepaid expenses and other assets	(3,235)	(15,694)	(47,029)
Accounts payable	1,971	7,784	19,275
Accrued expenses and other liabilities	(844)	(32,731)	37,748
Deferred revenues and advance payments from customers	31,867	74,598	68,787
Net cash provided by operating activities	448,986	455,185	492,775
Cash flows from investing activities:
Purchases of property, plant and equipment	(89,649)	(76,277)	(61,103)
Investment in available-for-sale corporate debt securities	(45,209)	(10,044)	(30,503)
Sale of a portion of investment in available-for-sale corporate debt security	38,075	-	-
Acquisitions of businesses, net of cash acquired	(31,500)	-	(28,241)
Notes receivable	(5,500)	(10,000)	-
Note repayments from related party	-	-	8,800
Net amounts paid to deferred compensation plan ("DCP") trust account	-	(309)	(2,960)
Other	692	359	(8,288)
Net cash used in investing activities	(133,091)	(96,271)	(122,295)
Cash flows from financing activities:
Repurchases of common stock	(627,742)	(419,933)	(257,440)
Proceeds from issuance of common stock to employees	99,655	129,582	60,332
Excess tax benefits from share-based compensation	10,890	9,583	8,929
Employees' taxes withheld and paid for restricted stock and restricted stock units	(8,764)	(9,560)	(10,122)
Net borrowings (repayments) under credit facility agreements	-	(155,000)	(26,400)
Borrowings under term loan facility	-	500,000	-
Repayments under term loan facility and other bank borrowings	(68,750)	-	(9,876)
Other	(756)	(3,026)	(99)
Net cash used in financing activities	(595,467)	51,646	(234,676)
Effects of exchange rate changes on cash and cash equivalents	10,986	2,731	4,309
Net increase (decrease) in cash and cash equivalents	(268,586)	413,291	140,113
Cash and cash equivalents at beginning of period	1,117,861	704,570	564,457
Cash and cash equivalents at end of period	$849,275	$1,117,861	$704,570

Supplemental information:

VMS common stock valued at $25.0 million was received in fiscal year 2012 upon settlement of a repurchase agreement. See Note 11, “Stockholders’ Equity.”

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(In thousands)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances at September 30, 2011	112,344	$112,344	$500,922	$677,473	$(46,848)	$1,243,891
Net earnings	-	-	-	427,049	-	427,049
Other comprehensive loss	-	-	-	-	(9,773)	(9,773)
Issuance of common stock	1,664	1,664	58,668	-	-	60,332
Tax benefits from exercises of share-based payment award	-	-	7,888	-	-	7,888
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(167)	(167)	(9,954)	-	-	(10,121)
Share-based compensation expense	-	-	47,950	-	-	47,950
Repurchases of common stock	(4,434)	(4,434)	(41,599)	(211,407)	-	(257,440)
Balances at September 28, 2012	109,407	109,407	563,875	893,115	(56,621)	1,509,776
Net earnings	-	-	-	438,248	-	438,248
Other comprehensive earnings	-	-	-	-	16,550	16,550
Issuance of common stock	3,222	3,222	126,437	-	-	129,659
Tax benefits from exercises of share-based payment awards	-	-	10,708	-	-	10,708
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(138)	(138)	(9,422)	-	-	(9,560)
Share-based compensation expense	-	-	42,130	-	-	42,130
Repurchases of common stock	(6,000)	(6,000)	(96,644)	(321,020)	-	(423,664)
Balances at September 27, 2013	106,491	106,491	637,084	1,010,343	(40,071)	1,713,847
Net earnings	-	-	-	403,703	-	403,703
Other comprehensive loss	-	-	-	-	(18,540)	(18,540)
Issuance of common stock	2,317	2,317	97,338	-	-	99,655
Tax benefits from exercises of share-based payment awards	-	-	10,900	-	-	10,900
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(116)	(116)	(8,648)	-	-	(8,764)
Share-based compensation expense	-		39,636	-	-	39,636
Repurchases of common stock	(7,750)	(7,750)	(133,462)	(482,805)	-	(624,017)
Balances at September 26, 2014	100,942	$100,942	$642,848	$931,241	$(58,611)	$1,616,420

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

Segment Reporting

During the second quarter of fiscal year 2014, the Company changed its organizational structure resulting in a change in operating and reportable segments. The Company’s operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Company’s Ginzton Technology Center (“GTC”) and Varian Particle Therapy (“VPT”) business are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. See Note 17, “Segment Information” for additional information.

Fiscal Year

The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2014 was the 52-week period that ended on September 26, 2014. Fiscal year 2013 was the 52-week period that ended on September 27, 2013 and fiscal year 2012 was the 52-week period that ended on September 28, 2012.

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

In connection with the Spin-offs, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities. See Note 9, “Commitments and Contingencies” for additional information.

Principles of Consolidation

The consolidated financial statements include those of VMS and its subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Consolidation of Variable Interest Entities

For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. For fiscal years 2014, 2013 and 2012, the Company did not consolidate any variable interest entities, because the Company was not a primary beneficiary.

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

Foreign Currency Translation

The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Earnings. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars that were included in the Consolidated Statements of Earnings were $(0.5) million, $0.7 million and $0.4 million in fiscal years 2014, 2013 and 2012, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income (loss). See Note 8, “Derivative Instruments and Hedging Activities” regarding the Company’s hedging activities and derivative instruments. Also see Note 3, “Fair Value” regarding valuation of the Company’s derivative instruments.

Cash and Cash Equivalents

The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.

Available-for-sale investments

The Company has investments in corporate debt securities from California Proton Therapy Center, LLC (“CPTC”) that are classified as available-for-sale investments, which are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheets. The Company classifies its available-for-sale investments as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. The Company monitors its available-for-sale securities for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company has not identified any indication of impairment of its available-for-sale investments for fiscal years 2014, 2013 and 2012.

Investments in Privately Held Companies

Equity investments in privately held companies in which the Company holds at least a 20% ownership interest or in which the Company has the ability to exercise significant influence are accounted for under the equity method of accounting. Equity investments in privately held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are accounted for under the cost method of accounting. The Company’s equity investments in privately held companies are included in other assets on the Consolidated Balance Sheets. See Note 2, “Balance Sheet Components”. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying value of equity investments in privately-held companies accounted for under the equity method of accounting was $49.7 million for both the fiscal year ended September 26, 2014 and September 27, 2013. The Company did not have any impairment loss on equity investments in privately-held companies accounted for under the equity method of accounting for fiscal years 2014, 2013 and 2012. Additionally, the Company has an investment in Augmenix, Inc. (“Augmenix”), a privately held company, which is accounted for under the cost-method. During fiscal year 2014, the Company recognized a $7.7 million charge, including a $1.4 million write-off of the option to purchase the remaining equity interest of Augmenix upon its expiry, relating to the impairment of a portion of the investment in Augmenix. Equity investments accounted for under the cost method, including Augmenix, totaled $15.0 million and $21.4 million at September 26, 2014 and September 27, 2013, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, available-for-sale investments, trade accounts receivable, notes receivable, and derivative financial instruments used in hedging activities. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. With respect to its available-for-sale investments and notes receivable, the Company performs a periodic credit evaluation of CPTC, the obligor under the available-for-sale debt securities and various counterparties for notes receivable. In addition, the Company will be exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. The Company transacts its foreign currency forward contracts with several large international and regional financial institutions and, therefore, does not consider the risk of nonperformance to be concentrated in any specific counterparty. The Company has not experienced any losses resulting from the failure of counterparty to meet its financial obligations under foreign currency forward contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, requires its Oncology Systems, security and inspection products and VPT customers to generally provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.

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

Goodwill and Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately two to seventeen years generally using the straight-line method.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment of Long-lived Assets, Goodwill and Intangible Assets

The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets and identifiable intangible assets in fiscal years 2014, 2013, and 2012.

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

In fiscal years 2014, 2013 and 2012, the Company performed the annual goodwill impairment testing for the four reporting units that carried goodwill namely (i) Oncology Systems, (ii) X-ray tubes and flat panel products (formerly “X-Ray Products”), (iii) Security and inspection products, and (iv) VPT, and found no impairment. Based on the most recent annual goodwill impairment testing that the Company performed as of the end of the third quarter of fiscal year 2014, the fair value of each reporting unit was substantially in excess of its carrying value.

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

Revenue Recognition

The Company’s revenues are derived primarily from the sale of hardware and software products, and related services and contracts from the Company’s Oncology Systems, Imaging Components and VPT businesses. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Many of the Company’s revenue arrangements consist of multiple deliverables of its software and non-software products, as well as related services. In Oncology Systems, the linear accelerators are often sold with hardware and software accessory products that enhance efficiency and enable delivery of advanced radiotherapy and radiosurgery treatments. Many of the Oncology Systems hardware and software accessory products are also sold on a stand-alone basis. The Imaging Components business generally sells its X-ray components (including X-ray tubes, flat panel detectors and image processing tools) and security and inspection products on a stand-alone basis. However, the Imaging Components business occasionally sells its flat panel detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron® X-ray accelerators together with its imaging processing software and image detection products to original equipment manufacturer (“OEM”) customers that incorporate them into their inspection systems. Service contracts are often sold with Oncology Systems products, as well as with certain security and inspection products within the Imaging Components business. As discussed below, certain of the Oncology Systems products are sold with installation obligations. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator may be delivered in a reporting period but the related installation is completed in a later period. Revenue related to service contracts usually starts after the expiration of the warranty period for non-software products or upon acceptance for software products.

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

The Company’s non-software products have stand-alone value because they are sold separately. Product installation, which is a standard process and does not involve changes to the features or capabilities of the Company’s products, is considered as a separate unit of accounting. Installation of Oncology Systems non-software products involves the Company’s testing of each product at its factory prior to the product’s delivery to ensure that the product meets the Company’s published specifications. Once these tests establish that the specifications have been met, the product is then disassembled and shipped to the customer’s site as specified in the customer contract. Risk of loss is transferred to the customer typically at the time of shipment or delivery, depending upon the terms of the contract. At the customer’s site, the product is reassembled, installed and retested in accordance with the Company’s installation procedures to ensure and demonstrate compliance with the Company’s published specifications for that product.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company establishes VSOE of selling price based on the price charged for a deliverable when sold separately. Occasionally for a deliverable not yet being sold separately, the Company may initially establish VSOE by management having the relevant authority. As discussed above, many products are sold in stand-alone arrangements and accordingly have VSOE of selling price. Service contracts are sold separately through either original sale or subsequent renewal of annual contracts. The Company establishes TPE generally by evaluating the Company’s and competitors’ largely interchangeable competing products or services in stand-alone sales to similarly situated customers. The TPE for product installation is determined based on the estimated labor hours and the prevailing hourly rate charged for similar services, as well as the prices charged by outside vendors for installation of the Company’s products. For certain products for which the Company is not able to establish VSOE or TPE of selling prices, ESPs are used as the basis of their selling prices. The Company estimates selling prices following an established process that considers market conditions, including the product offerings and pricing strategies of competitors, as well as internal factors such as historical pricing practices and margin objectives. The establishment of product and service ESPs is controlled and reviewed by the appropriate level of management in all of the Company’s businesses.

The Company limits the amount of revenue recognized for delivered items to the amount that is not contingent upon the delivery of additional products or services. For Oncology Systems non-software products with installation obligations, the Company recognizes as revenues a portion of the product purchase price upon transfer of risk of loss and defers revenue recognition on the portion associated with product installation, provided that all other criteria for revenue recognition have been met. The portion deferred is the greater of the relative selling price of the installation services for such products or the amount of payment contractually linked to product installation services.

The Company does not have installation obligations for X-ray tubes, digital image detectors, spare parts, security and inspection products, and for certain hardware Oncology Systems. For the products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the terms of the contract, provided that all other revenue recognition criteria have been met.

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

For those software products that are not sold stand-alone or for which VSOE cannot be established or maintained, all software revenue under the contract will be deferred until the software product(s) that lack VSOE are all delivered. If the only undelivered software element that lacks VSOE is maintenance and support then the software revenue would be recognized ratably over the term of the maintenance and support arrangement.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not have installation obligations for security and inspection and certain brachytherapy software products. For software products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria for revenue recognition have been met.

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

Contracts accounted for in accordance with contract accounting are billable upon achievement of milestones specified in the contracts or upon customer acceptance. Costs incurred and revenues recognized under the percentage-of-completion method in excess of customer billings are included in accounts receivable in the Consolidated Balance Sheets. Customer billings in excess of costs incurred and revenue recognized under the percentage-of-completion method, which typically reflect initial down payments, are included in advance payments from customers in the Consolidated Balance Sheets. Costs incurred and revenues recognized in excess of customer billings were $57.2 million as of September 26, 2014 and $68.1 million as of September 27, 2013. Customer billings in excess of costs incurred and revenue recognized were $52.6 million as of September 26, 2014 and $33.8 million as of September 27, 2013.

Service

Service revenues include revenues from hardware and software service contracts, bundled support arrangements, paid services and trainings, and parts that are sold by the service department. Revenues allocated to service contracts are generally recognized ratably over the period of the related contracts. For proton therapy systems service contracts, revenues subject to certain penalty provisions are deferred until reliable estimates can be made or the related penalty provisions lapse. Revenues related to services performed on a time-and-materials basis are recognized when they are earned and billable.

Advance Payments from Customers

Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its Oncology Systems, security and inspection and VPT customers to provide a down payment prior to transfer of risk of loss of ordered products. These payments are recorded as advance payments from customers in the Consolidated Balance Sheets.

Deferred Revenue

Deferred revenue includes (i) the amount billed, billable or received applicable to shipment of software products but for which installation and/or final acceptance have not been completed (ii) the amount billed, billable or received applicable to non-software products for which installation and/or acceptance have not been completed and (iii) the amount billed or billable for service contracts for which the services have not been rendered. Deferred costs associated with deferred revenues are included in inventories in the Consolidated Balance Sheets.

Medical Device Excise Tax

In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, the Company began to incur a 2.3% excise tax on sales of medical devices in the United States. The medical device excise tax is included in the cost of revenues in the Consolidated Statements of Earnings for fiscal year 2014 and 2013, net of any amounts directly billed to customers for this tax.

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

Share-based compensation expense recognized in the Consolidated Statements of Earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. The Company values VMS’s stock options granted and the option component of the shares of VMS common stock purchased under the Employee Stock Purchase Plan using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Share-based compensation expense for restricted common stock, restricted stock units and deferred stock units is measured at the stock’s fair value on the date of grant and is amortized over each award’s respective service period. The Company values performance units using the Monte Carlo simulation model on the date of grant with assumptions that includes the historical volatility of shares of VMS common stock, as well as the shares of common stock of peer companies. In addition, the Company estimates the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognizes expense only for those awards expected to vest. Both the Black-Scholes option-pricing model and the Monte Carlo simulation model require the input of certain assumptions and changes in the assumptions can materially affect the fair value estimates of share-based payment awards.

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

Recent Accounting Pronouncements

a) New accounting updates recently adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 210, “Balance Sheet,” enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The guidance requires the disclosure of the gross amounts subject to rights of set-off, the amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified the scope of the guidance. The guidance became effective for the Company beginning in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in the accompanying notes to the consolidated financial statements. The adoption of this amendment did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. The Company adopted this guidance in the first quarter of fiscal year 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in the accompanying notes to the consolidated financial statements. The adoption of this amendment did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

b) Recent accounting standards or updates not yet effective

In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for the Company beginning in its first quarter of fiscal year 2018. Early adoption is not permitted. The amendment can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

In June 2014, the FASB issued an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The new guidance will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is permitted. The amendment can be applied on a prospective basis to all share-based payments granted or modified on or after the effective date. Entities will also be provided an option to apply the guidance on a modified retrospective basis to existing awards. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. BALANCE SHEET COMPONENTS

	September 26,	September 27,
(In millions)	2014	2013
Available-for-sale investments:
Corporate debt securities:
Amortized cost	$75.6	$62.7
Unrealized gain (loss)	-	-
Fair value	$75.6	$62.7

The available-for-sale securities represent loans to CPTC. As of September 26, 2014, of the total amount of $75.6 million of the available-for-sale securities, $66.2 million is included in short-term investment and $9.4 million is included in other assets on the Consolidated Balance Sheet. As of September 27, 2013, the entire amount of the available-for-sale securities was included in short-term investment on the Consolidated Balance Sheet. See Note 16, “CPTC Loans” for more information.

	September 26,	September 27,
(In millions)	2014	2013
Inventories:
Raw materials and parts	$296.1	$276.6
Work-in-process	124.5	91.6
Finished goods	151.7	167.0
Total inventories	$572.3	$535.2

	September 26,	September 27,
(In millions)	2014	2013
Property, plant and equipment:
Land and land improvements	$45.1	$44.6
Buildings and leasehold improvements	260.8	242.2
Machinery and equipment	424.0	380.8
Construction in progress	44.7	46.6
Assets subject to lease	1.4	1.8
	776.0	716.0
Accumulated depreciation and amortization	(438.0)	(400.7)
Property, plant and equipment, net	$338.0	$315.3

	September 26,	September 27,
(In millions)	2014	2013
Other assets:
DCP assets	$59.6	$55.2
Investments in privately-held companies	64.7	71.1
Long-term receivables	58.5	26.0
Intangible assets	40.9	23.4
Long-term deferred tax assets	11.5	10.5
Other	49.3	36.8
Total other assets	$284.5	$223.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 26,	September 27,
(In millions)	2014	2013
Accrued expenses:
Accrued compensation and benefits	$121.4	$104.8
DCP liabilities	57.9	54.6
Income taxes payable	30.9	40.0
Current deferred tax liabilities	10.8	7.6
Other	103.4	113.9
Total accrued expenses	$324.4	$320.9

	September 26,	September 27,
(In millions)	2014	2013
Other long-term liabilities:
Long-term income taxes payable	$55.2	$41.9
Long-term deferred income taxes	31.5	12.0
Other	65.0	90.1
Total other long-term liabilities	$151.7	$144.0

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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at September 26, 2014:
Available-for-sale corporate debt securities	$-	$-	$75.6	$75.6
Derivative assets	-	1.5	-	1.5
Total assets measured at fair value	$-	$1.5	$75.6	$77.1

Liabilities at September 26, 2014:
Contingent consideration	$-	$-	$(7.5)	$(7.5)
Total liabilities measured at fair value	$-	$-	$(7.5)	$(7.5)

Assets at September 27, 2013:
Money market funds	$50.0	$-	$-	$50.0
Available-for-sale corporate debt securities	-	-	62.7	62.7
Option to purchase a privately-held company	-	-	1.4	1.4
Total assets measured at fair value	$50.0	$-	$64.1	$114.1

Liabilities at September 27, 2013:
Derivative liabilities	$-	$(1.1)	$-	$(1.1)
Contingent consideration	-	-	(2.5)	(2.5)
Total liabilities measured at fair value	$-	$(1.1)	$(2.5)	$(3.6)

Money market funds are included under cash and cash equivalents, available-for-sale corporate debt securities are included under short-term investment and other assets, derivative assets are included under prepaid expenses and other current assets, option to purchase a privately-held company is included under other assets, derivative liabilities are included under accrued liabilities and contingent consideration is included under accrued liabilities and other-long term liabilities on the Consolidated Balance Sheets.

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

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a Monte Carlo simulation model with key assumptions that include estimated sales units or revenues of the acquired business or completion of certain milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated sales units, revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the volatility or the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. The Company estimated that the threshold for the earn-out payments for Calypso Medical Technologies, Inc., acquired in fiscal year 2012 would not be met and reversed the entire amount of contingent consideration liability of $4.9 million during fiscal year 2013. The Company decreased the contingent consideration liability of InfiMed, Inc., acquired in fiscal year 2012, by $0.5 million and $0.3 million during fiscal year 2014 and fiscal year 2013, respectively, based on revised estimates of sales units during the remaining earn-out period.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair value of the Company’s Level 3 available-for-sale corporate debt securities is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC. If the estimated discount rates used were to increase or decrease, the fair value of the debt securities would decrease or increase, respectively. However, the Company does not increase the fair value of these securities above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase these loans from the Company under the original terms and conditions at par value.

As of September 27, 2013, the Company had an option to purchase the remaining equity interest of Augmenix that was classified as a Level 3 asset and its fair value was based on the income approach using key assumptions that include projected operating results of the company and an estimated discount rate corresponding to the period of expected payment. The option was written off upon its expiry during the third quarter of fiscal year 2014. See further discussion below.

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Available-For-Sale Corporate Debt Securities	Contingent Consideration	Option to Purchase a Privately-Held Company
Balance at September 27, 2013	$62.7	$(2.5)	$1.4
Additions (1)	51.0	(6.2)
Sale of portion of corporate debt security (2)	(38.1)	-
Settlements (3)	-	0.5
Change in fair value recognized in earnings	-	0.7	(1.4)
Balance at September 26, 2014	$75.6	$(7.5)	$-
1.	Amounts reported under Available-For-Sale Corporate Debt Securities include accrued interest.
2.	Refer to Note 16 “CPTC Loans”
3.	Amounts reported under “Contingent Consideration” represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2014, 2013 and 2012. Transfers between fair value measurement levels are recognized at the end of the reporting period.

Assets Measured at Fair Value on a Nonrecurring Basis

During the fiscal year ended September 26, 2014, the Company recognized a $7.7 million charge relating to the impairment of a portion of its investment in Augmenix. The impairment charge of $7.7 million included a $1.4 million write-off of the option to purchase the remaining equity interest of Augmenix, upon its expiry. This option was previously measured at fair value on a recurring basis.

For the fiscal year ended September 26, 2014, the Company’s assets that were measured at fair value on a nonrecurring basis are summarized below:

(in millions)	Carrying Value as of End of Period	Total Losses for Fiscal Year 2014
Equity Investment in Augmenix	$7.3	$6.3

The fair value measurement of the impaired privately held investment was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial condition and recent financing activities of the investees, reflected the assumptions market participants would use in pricing these assets. The impairment charge, representing the difference between the net book value and the fair value of the investment as a result of the evaluation, was recorded within selling, general and administrative expenses.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Other Financial Instruments

The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, accounts receivable, net of allowance for doubtful accounts, notes receivable, accounts payable, and short-term debt approximate their carrying amounts due to their short maturities.

At September 26, 2014 and September 27, 2013, the fair value of current maturities of the long-term debt approximated its carrying value of $50.0 million and $56.3 million, respectively, due to its short-term maturity. The fair value of the long-term debt, payable in installments through fiscal year 2018, approximated its carrying value of $387.5 million and $450.0 million at September 26, 2014 and September 27, 2013, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as level 2 in the fair value hierarchy.

4. FINANCING RECEIVABLES AND ALLOWANCE FOR CREDIT LOSSES

A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Consolidated Balance Sheets. The Company’s financing receivables, includes accounts receivable and notes receivable with contractual maturities of more than one year.

The Company’s financing receivables, consisting of its accounts receivable with contractual maturities of more than one year are presented in the following table:

	September 26,	September 27,	September 28,
(In millions)	2014	2013	2012
Accounts receivable with contractual maturities of more than one year:
Gross amount	$35.4	$28.0	$29.9
Allowance for doubtful accounts	(3.0)	(3.0)	(3.0)
Net amount	$32.4	$25.0	$26.9
Amount past due	$3.7	$3.1	$4.3

There was no significant activity in the allowance for doubtful financing receivable accounts during fiscal years 2014, 2013, and 2012.The Company’s notes receivable with contractual maturities of more than one year was $15.0 million at September 26, 2014. The Company did not have any notes receivable with contractual maturities of more than one year at September 27, 2013.

5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Imaging Components	Other	Total
Balance at September 28, 2012	$132.0	$33.2	$57.0	$222.2
Foreign currency translation adjustments	-	-	3.1	3.1
Balance at September 27, 2013	132.0	33.2	60.1	225.3
Acquisition of business	16.3	2.8	-	19.1
Foreign currency translation adjustments	-	-	(3.8)	(3.8)
Balance at September 26, 2014	$148.3	$36.0	$56.3	$240.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Consolidated Balance Sheets:

	September 26,	September 27,
(In millions)	2014	2013
Intangible Assets:
Acquired existing technology	$54.6	$36.6
Patents, licenses and other	28.8	29.0
Customer contracts and supplier relationship	12.4	10.9
Accumulated amortization	(56.9)	(53.1)
Net carrying amount	$38.9	$23.4

As of September 26, 2014, the Company also had $2.0 million of in-process research and development asset acquired as part of the Company’s acquisition of Transpire, Inc. See Note 15 “Business Combinations” for additional information. Amortization expense for intangible assets was $4.8 million, $4.3 million and $4.9 million for fiscal years 2014, 2013 and 2012, respectively. The Company estimates that the amortization expense for fiscal years 2015 through 2019, and thereafter, will be as follows (in millions): $8.7, $8.1, $5.2, $5.0, $5.0, and $6.9, respectively.

6. RELATED PARTY TRANSACTIONS

Dpix Holding

VMS has a 40% ownership interest in dpiX Holding, a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays (“flat panels”) for the Company’s Imaging Components’ digital image detectors and for its Oncology Systems’ On-Board Imager® and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net profits or losses are allocated to the members, in accordance with their ownership interests.

The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a loss on the equity investment in dpiX Holding of $0.8 million in fiscal year 2014 and recorded income on the equity investment in dpiX Holding of $2.5 million and $0.2 million in fiscal years 2013 and 2012, respectively. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in other assets in the Consolidated Balance Sheets, was $49.7 million at both September 26, 2014 and September 27, 2013.

During fiscal years 2014, 2013 and 2012, the Company purchased glass transistor arrays from dpiX totaling $20.9 million, $25.9 million and $14.5 million, respectively. These purchases of glass transistor arrays are included as a component of inventories in the Consolidated Balance Sheets or cost of revenues – product in the Consolidated Statements of Earnings for these fiscal years.

In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of September 26, 2014, the Company estimated it has fixed cost commitments of $4.3 million related to this amended agreement for the first quarter of fiscal year 2015. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. BORROWINGS

On August 27, 2013, VMS entered into a Credit Agreement (as amended to date) with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the Credit Agreement, the Company has the right to make (i) up to two requests to increase the aggregate commitments under the 2013 Term Loan Facility by an aggregate amount for all such requests of up to $100 million and (ii) up to three requests to increase the aggregate commitments under the 2013 Revolving Credit Facility by an aggregate amount for all such requests of up to $200 million, provided that, in each case, the Lenders are willing to provide such new or increased commitments and certain other conditions are met. The 2013 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends. The proceeds of the 2013 Credit Facility will be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA, or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.25% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA, or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company. At September 26, 2014, the borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. At September 27, 2013, borrowings under the 2013 Term Loan Facility totaled $500 million with a weighted average interest rate of 1.31%. At September 26, 2014 and September 27, 2013, there were no amounts outstanding on the 2013 Revolving Credit Facility.

The Company must pay a commitment fee on the unused portion of the 2013 Revolving Credit Facility at a rate from 0.15% to 0.275% based on a leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the 2013 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans.

Subject to certain limitations on the amount secured, a pledge of stock issued by certain present and future subsidiaries of VMS, that are deemed to be material under the terms of the 2013 Credit Facility, serve as security for the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of September 26, 2014, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of September 26, 2014, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.

The Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), and (ii) a minimum cash flow coverage ratio. The Company was in compliance with all covenants under the Credit Agreement for all periods within these consolidated financial statements in which it was in existence.

Prior to the 2013 Credit Facility, VMS had a credit agreement entered into as of April 27, 2012 (the “2012 Credit Facility”) with certain lenders and BofA as administrative agent which provided for a revolving credit facility that enabled the Company to borrow and have outstanding at any given time a maximum of $300 million. On August 27, 2013, VMS replaced the 2012 Credit Facility with the 2013 Revolving Credit Facility, terminating the 2012 Credit Facility and repaying in full the approximately $148.0 million then-outstanding principal balance, plus accrued interest and fees.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2014, the Sumitomo Credit Facility was extended and will expire in March 2015. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. VMS KK borrowed $29.5 million against the Sumitomo Credit Facility in the second fiscal quarter of 2014 and repaid the entire balance in the third fiscal quarter of 2014. As of September 26, 2014 and September 27, 2013, there were no outstanding balances under the Sumitomo Credit Facility.

The Company paid commitment fees of $0.6 million, $0.3 million, and $0.3 million in fiscal years 2014, 2013 and 2012, respectively, related to its borrowings.

Long-term debt outstanding is summarized as follows:

(In millions)	September 26, 2014	September 27, 2013
Unsecured term loan, fixed interest rate 6.70% due in one installment and payable in fiscal year 2014	$-	$6.3
2013 Term Loan Facility, variable interest rate (1.28% and 1.31% at September 26, 2014 and September 27, 2013, respectively) payable quarterly in installments with maturity date in fiscal year 2018	437.5	500.0
	437.5	506.3
Less: current maturities of long-term debt	(50.0)	(56.3)
Long-term debt	$387.5	$450.0

In April 2014, the Company paid the outstanding balance of $6.3 million for the principal amount and accrued interest of its unsecured term loan.

Interest paid on borrowings was $7.0 million, $2.9 million and $3.3 million for fiscal year 2014, 2013, and 2012, respectively. As of September 26, 2014, future principal payments for long-term debt for fiscal years 2015, 2016, 2017, and 2018 are as follows (in millions): $50.0, $50.0, $50.0, and $287.5, respectively.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company measures all derivatives at fair value on the Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.

The fair values of derivative instruments reported on the Company’s Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
		September 26, 2014	September 27, 2013		September 26, 2014	September 27, 2013
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.5	$-	Accrued liabilities	$-	$1.1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	-	-	Accrued liabilities	-	-
Total derivatives		$1.5	$-		$-	$1.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

See Note 3, “Fair Value” to the Consolidated Financial Statements regarding valuation of the Company’s derivative instruments. Also see Note 1, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements regarding credit risk associated with the Company’s derivative instruments.

Offsetting of Derivatives

The Company presents its derivative assets and derivative liabilities on a gross basis in the Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of September 26, 2014 and September 27, 2013, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.

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

The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss in the Consolidated Balance Sheets is reclassified to revenues in the Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception, the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss in the Consolidated Balance Sheets and reclassifies these amounts into revenues in the Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts excluded from the assessment of effectiveness in cost of revenues in the Consolidated Statements of Earnings. During fiscal years 2014, 2013 and 2012, the Company did not discontinue any cash flow hedge. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of September 26, 2014, all forecasted cash flows were still probable to occur. As of September 26, 2014, net unrealized gain on derivative instruments before tax, of $1.5 million, was included in accumulated other comprehensive loss in the Consolidated Balance Sheets and is expected to be reclassified to earnings over the 12 months that follow.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

September 26, 2014
(In millions)	Notional Value Sold
Euro	$26.9

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss in the Consolidated Balance Sheets and in the Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

					Gain Reclassified from Accumulated Other
	Gain Recognized in Other Comprehensive Income			Location of Gain	Comprehensive Income into Net Earnings
	(Effective Portion)			Reclassified from Accumulated	(Effective Portion)
	Fiscal Years			Other Comprehensive Income	Fiscal Years
(In millions)	2014	2013	2012	into Net Earnings (Effective Portion)	2014	2013	2012
Foreign currency forward contracts	$3.9	$0.5	$1.4	Revenues	$1.3	$2.5	$0.6

The portion of cash flow hedges gain or loss excluded from the assessment of effectiveness and the ineffective portion of the cash flow hedges were not material in fiscal years 2014, 2013 and 2012.

Balance Sheet Hedging Activities

The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency. The foreign currency forward contracts are short term in nature, typically with a maturity of approximately one month, and are based on the net forecasted balance sheet exposure. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in selling, general and administrative expenses in the Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency rate movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

The Company had the following outstanding foreign currency forward contracts:

	September 26, 2014
(In millions)	Notional Value Sold	Notional Value Purchased
Australian dollar	$20.1	$-
Canadian dollar	-	9.6
Danish krone	4.3	-
Euro	156.1	-
Hungarian forint	0.8	-
Indian rupee	2.9	-
Japanese yen	53.6	-
Norwegian krone	2.8	-
Swedish krona	8.0	-
Swiss franc	-	75.2
Totals	$248.6	$84.8

The following table presents the gains recognized in the Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Net Earnings on Derivative
	Fiscal Years
(In millions)	2014	2013	2012
Selling, general and administrative expenses	$13.7	$9.6	$5.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency.

Contingent Features

Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of September 26, 2014 and September 27, 2013, the Company did not have a significant amount of outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES

Indemnification Agreements

In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 26, 2014, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.

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

Product Warranty

The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2014	2013
Accrued product warranty, at beginning of period	$53.2	$52.8
Charged to cost of revenues	51.9	57.7
Actual product warranty expenditures	(55.8)	(57.3)
Accrued product warranty, at end of period	$49.3	$53.2

Long-term accrued product warranty costs of $2.0 million and $14.1 million are included under other long-term liabilities on the Consolidated Balance Sheets as of September 26, 2014 and September 27, 2013, respectively.

Lease Commitments

At September 26, 2014, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2015, 2016, 2017, 2018, 2019 and thereafter, as follows (in millions): $20.5, $16.4, $12.5, $8.1, $5.6 and $10.0, respectively. Rental expenses for fiscal years 2014, 2013 and 2012 (in millions) were $28.7, $26.0 and $24.9, respectively.

Other Commitments

As of September 26, 2014, the Company’s outstanding commitment under the CPTC Loans was $4.7 million. See Note 16, “CPTC Loans” for additional information.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10.0 million in fixed fees and $20.0 million in license fees, in the event certain product development milestones are achieved. As of September 26, 2014, the outstanding fixed fees and license fees commitment for the Siemens agreement was $6.0 million and $18.9 million, respectively.

As of September 26, 2014, the Company had an estimated fixed cost commitment of $4.3 million related to dpiX’s amended agreement, for the first quarter of fiscal year 2015. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year. See Note 6 “Related Party Transactions” for additional information.

In connection with the acquisition of businesses in current and prior years, the Company entered into agreements which included provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of September 26, 2014, the accrual for potential contingent considerations under these agreements was $7.5 million. The contingent consideration liabilities were measured at fair value as of September 26, 2014. See Note 3, “Fair Value” for additional information.

Contingencies

Environmental Remediation Liabilities

The Company’s operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities under certain circumstances. In connection with those laws and certain of the Company’s past and present operations and facilities, the Company oversees various environmental cleanup projects and also reimburses certain third parties for cleanup activities. Those include facilities sold as part of the Company’s electron devices business in 1995 and thin film systems business in 1997. In addition, the U.S. Environmental Protection Agency (“EPA”) or third parties have named the Company as a potentially responsible party under the amended Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”), at sites to which the Company or the facilities of the sold businesses were alleged to have shipped waste for recycling or disposal (the “CERCLA sites”). In connection with the CERCLA sites, the Company to date has been required to pay only a small portion of the total amount as its contributions to cleanup efforts. Under the agreement that governs the Spin-offs, VI and VSEA are each obligated to indemnify the Company for one-third of the environmental cleanup costs associated with corporate, discontinued or sold operations prior to the Spin-offs (after adjusting for any insurance proceeds or tax benefits received by the Company), as well as fully indemnify the Company for other liabilities arising from the operations of the business transferred to it as part of the Spin-offs.

The Company spent $1.2 million, $1.0 million and $1.6 million (net of amounts borne by VI and VSEA) during fiscal years 2014, 2013 and 2012, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.

Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of September 26, 2014, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.7 million to $9.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of September 26, 2014. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore had accrued $1.7 million for these cleanup projects as of September 26, 2014. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of September 26, 2014, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.9 million to $36.3 million. The time frames over which these costs are estimated to be incurred vary, ranging from one to thirty years as of September 26, 2014. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $10.0 million at September 26, 2014. Accordingly, the Company had accrued $8.1 million for these costs as of September 26, 2014, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.7 million described in the preceding paragraph.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table that follows presents information about the Company’s liabilities for future environmental costs at September 26, 2014, based on estimates as of that date.

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2015	$0.7	$1.6	$2.3
2016	0.6	0.5	1.1
2017	0.5	0.5	1.0
2018	0.6	0.2	0.8
2019	0.7	0.6	1.3
Thereafter	5.2	1.4	6.6
Total costs	$8.3	$4.8	13.1
Less imputed interest			3.3
Reserve amount			$9.8

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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental related expenditures. Receivables from that insurer amounted to $2.2 million at September 26, 2014 and $2.4 million at September 27, 2013, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets in the Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Matters

From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters included a patent infringement lawsuit initiated on April 13, 2007 by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”) technology. The lawsuit was dismissed and re-filed on June 16, 2008 in the Northern District of California. The case was subsequently transferred to the United States District Court for the Western District of Pennsylvania (“trial court”). On or about December 21, 2011, the trial court entered a summary judgment order in the case finding that the Company’s RPM technology was covered by some of the claims of the subject patent. Subsequently, in early 2012, in the proceedings at the trial court on the remaining issues in litigation, it was found (i) that the Company willfully infringed the subject patent, (ii) that the Company was liable for approximately $40 million in actual damages and (iii) that the subject patent was valid. The trial court had ordered the Company to pay a total of approximately $102 million, comprised of approximately $80 million in enhanced damages (a doubling of the damages amount), pre-judgment interest to the damage award of approximately $13 million and approximately $9 million in attorneys’ fees. The trial court also ordered the Company to pay ongoing royalties at the rates found by the jury for sales after the date of judgment. The Company appealed the findings against it. In January 2014, the Company entered into a settlement agreement with the University of Pittsburgh that was dependent upon the appellate ruling. In April 2014, the appellate court issued an opinion affirming the trial court judgment in part and reversing it in part. Based on the opinion and the terms of the settlement agreement, the Company paid $35.6 million in full settlement of the lawsuit to the University of Pittsburgh in the third fiscal quarter of 2014. Prior to the beginning of the second quarter of fiscal year 2014, the Company had accrued in aggregate approximately $5 million for the low end of the range of the probable settlement value for this matter. In the second quarter of fiscal year 2014, the Company accrued an additional $25.1 million of the $35.6 million for all damages and interest related to the case, and in the third quarter of fiscal year 2014 recorded the remaining amount of approximately $5.5 million for future royalties as prepaid royalties. The amount of prepaid royalties is being amortized over the remaining life of the patent of approximately two and a half years.

The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a range of reasonably possible losses with respect to these matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.

Restructuring Charges

As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualifying employees across all reporting segments during the fourth quarter of fiscal year 2014. The program required the participating employees to submit their applications by October 10, 2014, and as a result, the restructuring charges relating to this program will be incurred in fiscal year 2015.

In a similar program offered in fiscal year 2013, approximately 85 employees accepted the program, and the Company incurred restructuring charges of $6.7 million during fiscal year 2013.

10. RETIREMENT PLANS

The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Participants can contribute from 1% to 25% of their eligible base compensation to the Retirement Plan on a pre-tax basis (plus up to an additional 15% on an after-tax basis if they have more than one year of service with the Company) and all or a portion of their bonuses under the Employee Incentive Plan. However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation or bonus (for those employees with one or more years of service with the Company). All matching contributions vest immediately. The Retirement Plan allows participants to invest up to 25% of their contributions in shares of VMS common stock as an investment option. This feature will be eliminated as of January 1, 2015. The Company also has a defined contribution plan that is available to regular full-time employees in the United Kingdom (the “U.K. Savings Plan”). Participants can contribute from 4% to 100% of their eligible base compensation to the U.K. Savings Plan. The Company matches participant contributions up to 6% of participants’ eligible base compensation, based on the participants’ level of contributions under this U.K. Savings Plan. All matching contributions vest immediately.

The Company also sponsors five defined benefit pension plans for regular full time employees in Germany, Japan, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.

The Company recognizes the funded status of its defined benefit pension and post-retirement benefit plans on its Consolidated Balance Sheets. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status are recognized as a component of accumulated other comprehensive loss within Stockholders’ equity.

Total retirement, post-retirement benefit plan and defined benefit plan expense for all retirement plans amounted to $28.6 million, $29.0 million and $27.9 million for fiscal years 2014, 2013 and 2012, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Obligations and Funded Status

The following table presents the funded status of the defined benefit pension and post-retirement benefit plans:

	Defined Benefit Plans		Post-Retirement Benefit Plan
(In millions)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Change in benefit obligation:
Benefit obligation - beginning of fiscal year	$195.7	$181.1	$4.8	$5.6
Service cost	4.1	4.8	-	-
Interest cost	6.1	5.2	0.2	0.2
Plan participants’ contributions	7.8	10.9	-	-
Plan amendment	-	0.5	(3.3)	-
Plan settlement	(7.8)	(4.7)	-	-
Actuarial (gain) loss	14.2	(0.7)	0.2	(0.5)
Foreign currency changes	(7.7)	3.2	-	-
Benefit and expense payments	(4.8)	(4.6)	(0.5)	(0.5)
Benefit obligation - end of fiscal year	$207.6	$195.7	$1.4	$4.8
Change in plan assets:
Plan assets - beginning of fiscal year	$180.8	$142.6	$-	$-
Employer contributions	7.2	22.2	0.5	0.5
Actual return on plan assets	11.8	11.6	-	-
Plan participants’ contributions	7.8	10.9	-	-
Plan settlement	(7.8)	(4.7)	-	-
Foreign currency changes	(6.4)	2.8	-	-
Benefit and expense payments	(4.8)	(4.6)	(0.5)	(0.5)
Plan assets - end of fiscal year	$188.6	$180.8	$-	$-
Funded status	$(19.0)	$(14.9)	$(1.4)	$(4.8)
Amounts recognized within the consolidated balance sheet:
Long-term assets	$5.3	$3.1	$-	$-
Current liabilities	-	-	(0.3)	(0.5)
Long-term liabilities	(24.3)	(18.0)	(1.1)	(4.3)
Net amount recognized	$(19.0)	$(14.9)	$(1.4)	$(4.8)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax):

	Defined Benefit Plans		Post-Retirement Benefit Plan
(In millions)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Prior service credit (cost)	$(0.6)	$(0.7)	$3.3	$-
Net gain (loss)	(55.7)	(49.4)	(0.2)	0.1
Accumulated other comprehensive gain (loss)	$(56.3)	$(50.1)	$3.1	$0.1

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those defined benefit pension plans where accumulated benefit obligation exceeded the fair value of plan assets:

	Defined Benefit Plans
(In millions)	September 26, 2014	September 27, 2013
Projected benefit obligation	$16.9	$-
Accumulated benefit obligation	$15.8	$-
Fair value of plan assets	$14.7	$-

The accumulated benefit obligation for all defined benefit pension plans was $172.7 million and $167.3 million at September 26, 2014 and September 27, 2013, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Income) Loss

The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive (income) loss, before tax, related to the Company’s defined benefit pension plans and the Company’s post-retirement benefit plan:

	Defined Benefit Plans			Post-Retirement Benefit Plan
	Fiscal Years			Fiscal Years
(In millions)	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Costs:
Service cost	$4.1	$4.8	$4.3	$-	$-	$-
Interest cost	6.1	5.2	5.3	0.2	0.2	0.2
Loss due to settlement or curtailment	1.8	1.0	0.9	-	-	-
Expected return on assets	(7.8)	(5.7)	(5.3)	-	-	-
Amortization of prior service cost	0.2	0.2	0.2	-	-	-
Recognized actuarial loss	2.1	2.7	2.5	-	-	0.1
Net periodic benefit cost	6.5	8.2	7.9	0.2	0.2	0.3
Other Amounts Recognized in Other Comprehensive (Income) Loss:
New prior service (credit) cost	-	0.5	-	(3.3)	-	-
Net (gain) loss arising during the year	10.3	(6.6)	9.9	0.2	(0.4)	(0.1)
Amortization of prior service cost	(0.2)	(0.2)	(0.2)	-	-	-
Amortization, settlement and curtailment of net actuarial loss	(3.9)	(3.7)	(3.5)	-	(0.1)	(0.1)
Total recognized in other comprehensive (income) loss	6.2	(10.0)	6.2	(3.1)	(0.5)	(0.2)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$12.7	$(1.8)	$14.1	$(2.9)	$(0.3)	$0.1

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2015 are as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Prior service credit (cost)	$(0.2)	$0.5	$0.3
Net gain (loss)	(2.4)	-	(2.4)
Total	$(2.6)	$0.5	$(2.1)

Assumptions

The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

	Fiscal Years
Net Periodic Benefit Cost	2014	2013	2012
Defined benefit plans:
Discount rate	3.11%	2.94%	3.38%
Rate of compensation increase	2.51%	2.37%	2.48%
Expected long-term return on assets	4.21%	3.82%	4.02%

Post-retirement benefit plan:
Discount rate	3.80%	3.00%	3.90%

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used to measure the benefit obligations for the Company’s defined benefit pension and post-retirement benefit plans were as follows:

Benefit Obligation	September 26, 2014	September 27, 2013
Defined benefit plans:
Discount rate	2.77%	3.11%
Rate of compensation increase	2.45%	2.51%

Post-retirement benefit plan:
Discount rate	3.10%	3.80%

The benefit obligations of defined benefit pension plans and post-retirement benefit plans were measured as of September 26, 2014. For defined benefit pension plans, the discount rate was adjusted as of September 26, 2014 to a range of 1.30% to 4.00%, primarily based on the current effective yield of long-term corporate bonds that are of high quality with satisfactory liquidity and credit rating with durations corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was adjusted as of September 26, 2014 to a range of 1.75% to 3.70% reflecting expected inflation levels and the Company’s future outlook. For the post-retirement benefit plan, the discount rate as of September 26, 2014 decreased to 3.10%. This discount rate was determined based on the yields of high quality zero-coupon corporate bonds with maturities that match the expected durations of the benefit obligations.

During the fourth quarter of fiscal year 2014, the Company reviewed the expected long-term rate of return on defined benefit pension plan assets. This review consisted of forward-looking projections for a risk-free rate of return, inflation rate and implied equity risk premiums for particular asset classes. Historical returns were not used. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.

The assumed healthcare cost trend rates for the post-retirement benefit plan are as follows:

	Fiscal Years
Assumed Health Care Trend Rates	2014	2013	2012
Post-retirement benefit plan:
Current medical cost trend rate	8.20%	8.20%	9.90%
Ultimate medical cost trend rate	4.50%	4.50%	4.50%

Current medical cost trend rates represent expected increases in healthcare costs in the short term and are based on assessments and surveys from health plan providers. While the current medical cost trend rate is based on market conditions, the ultimate trend rate, which is expected to be achieved in fiscal year 2031, reflects a long-term view of expected increases in healthcare costs in the U.S., which is assumed to be consistent with the long-term expected nominal gross domestic product growth rates. Assumed healthcare cost trend rates could have an effect on the amounts reported for healthcare plans. A 1.0 percentage point increase or decrease in the assumed healthcare cost trend rates would have an immaterial impact on the total service cost and interest cost components and post-retirement benefit obligation reported in fiscal year 2014.

Plan Assets

The Company contributes to post-retirement benefit plans on a cash basis as benefits are paid. No assets have been segregated and restricted to provide post-retirement benefits.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the defined benefit pension plans, the investment objectives of the Company are to generate returns that will enable the defined benefit pension plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancies of the pension plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country in which the defined benefit pension plan applies. The investment objectives of some defined benefit pension plans are more conservative than others. In general, the investment strategy of the defined benefit pension plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the defined benefit pension plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, investment managers give consideration to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns. The target allocation as of the end of fiscal year 2014 was 33% equities, 56% debt and fixed income assets and 11% other.

The following table presents the Company’s defined benefit pension plans’ major asset categories, their associated fair values, as well as the actual allocation of equity, debt and fixed income, real estate and all other types of investments:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 26, 2014:
Investment funds:
Mutual funds - equities	$-	$51.7	$-	$51.7
Mutual funds - debt	-	32.5	-	32.5
Mutual funds - real estate	-	3.6	-	3.6
Assets held by insurance company:
Insurance contracts	-	99.1	-	99.1
Cash and cash equivalents	1.7	-	-	1.7
Total	$1.7	$186.9	$-	$188.6

As of September 27, 2013:
Investment funds:
Mutual funds - equities	$-	$49.9	$-	$49.9
Mutual funds - debt	-	26.1	-	26.1
Mutual funds - real estate	-	3.6	-	3.6
Assets held by insurance company:
Insurance contracts	-	86.3	-	86.3
Cash and cash equivalents	14.9	-	-	14.9
Total	$14.9	$165.9	$-	$180.8

Valuation Techniques

Debt securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds held in trust or similar entities include investments in publicly traded mutual funds and are typically valued using the net asset value provided by the administrator of the fund. Insurance contracts are valued by the insurer using the cash surrender value, which is the amount a plan would receive if a contract was terminated. Cash includes deposits and money market accounts, which are valued at their cost plus interest on a daily basis, which approximates fair value. There were no significant changes in valuation techniques during fiscal years 2014 and 2013.

Medicare Prescription Drug Act

The Medicare Prescription Drug, Improvement and Modernization Act (the “Prescription Drug Act”) provides a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Since it sponsors post-retirement benefit plans that provide prescription drug benefits, the Company enrolled all Medicare eligible retirees in fiscal years 2014, 2013 and 2012 in either Medicare Advantage plans which are at least equivalent to Medicare Part D or in health plans where the prescription drug benefit is, on average, expected to pay out as much as the standard Medicare prescription drug coverage.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Estimated Contributions and Future Benefit Payments

The Company made contributions of $7.2 million to the defined benefit pension plans during fiscal year 2014, compared to $22.2 million in fiscal year 2013 The Company made contributions of $0.5 million to the post-retirement benefit plan for fiscal year 2014. The Company expects total contributions to the defined benefit pension plans and the post-retirement benefit plan for fiscal year 2015 will be approximately $7.3 million and approximately $0.3 million, respectively.

Estimated future benefit payments at September 26, 2014 were as follows:

(In millions)	Defined Benefit Plans	Post-Retirement Benefit Plan	Total
Fiscal Years:
2015	$5.3	$0.3	$5.6
2016	4.9	0.2	5.1
2017	7.2	0.2	7.4
2018	7.3	0.1	7.4
2019	7.9	0.1	8.0
2020-2024	38.0	0.4	38.4
Total	$70.6	$1.3	$71.9

11. STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During fiscal years 2014, 2013 and 2012, the Company repurchased 7,750,000 shares, 6,000,000 shares and 4,433,718 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. Aggregate amount of repurchases in connection with the various accelerated share repurchase agreements and for shares repurchased in the open market totaled $624.0 million, $423.7 million and $257.4 million in fiscal years 2014, 2013 and 2012, respectively. All shares that were repurchased have been retired.

In February 2011, the VMS Board of Directors authorized the repurchase of 12,000,000 shares of VMS common stock through the end of fiscal year 2012. As of September 28, 2012, the remaining 3,000,000 shares available for repurchase under the February 2011 authorization expired. In August 2012, the VMS Board of Directors authorized the repurchase of 8,000,000 shares of VMS common stock from September 29, 2012 through December 31, 2013.

On August 25, 2011, the Company entered into an accelerated share repurchase agreement with BofA. The repurchase period ended in February 2012 and the Company received 375,449 shares of VMS common stock in fiscal year 2012 upon settlement. The market value of the shares received of $25.0 million was included in “Capital in excess of par value.”

In November 2013, the VMS Board of Directors authorized the repurchase of 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. Of the 7,750,000 shares repurchased during fiscal year 2014, 5,750,000 shares were repurchased under the November 2013 authorization and remaining 2,000,000 shares were repurchased under the August 2012 authorization. As of September 26, 2014, 250,000 shares of VMS common stock remained available for repurchase under the November 2013 authorization. All shares repurchase programs authorized prior to November 2013 have been completed.

In August 2014, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. As of September 26, 2014, no shares of VMS common stock had been repurchased under the August 2014 authorization. Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Loss

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 30, 2011	$(43,120)	$(7)	$(3,721)	$(46,848)
Other comprehensive earnings before reclassifications	(8,837)	1,441	(4,808)	(12,204)
Amounts reclassified out of other comprehensive earnings	2,822	(579)	-	2,243
Tax benefit (expense)	512	(324)	-	188
Balance at September 28, 2012	(48,623)	531	(8,529)	(56,621)
Other comprehensive earnings before reclassifications	7,545	509	9,230	17,284
Amounts reclassified out of other comprehensive earnings	2,950	(2,463)	-	487
Tax benefit (expense)	(1,953)	732	-	(1,221)
Balance at September 27, 2013	(40,081)	(691)	701	(40,071)
Other comprehensive earnings before reclassifications	(5,429)	3,925	(16,217)	(17,721)
Amounts reclassified out of other comprehensive earnings	2,316	(1,281)	-	1,035
Tax benefit (expense)	(866)	(988)	-	(1,854)
Balance at September 26, 2014	$(44,060)	$965	$(15,516)	$(58,611)

The amounts reclassified out of other comprehensive earnings into the Consolidated Statements of Earnings, with line item location, during each period were as follows (in thousands):

	Fiscal Years
Comprehensive Earnings Components	2014	2013	2012	Line Item in Statements of Earnings
Unrealized gains and (losses) on defined benefit pension and post-retirement benefit plans	$(2,316)	$(2,950)	$(2,822)	Cost of revenues & Operating expenses
Unrealized gains and (losses) on cash flow hedging instruments	1,281	2,463	579	Revenues
Total amounts reclassified out of other comprehensive earnings	$(1,035)	$(487)	$(2,243)

12. EMPLOYEE STOCK PLANS

Employee Stock Plans

In November 2000, VMS adopted the 2000 Stock Option Plan (the “2000 Plan”), under which shares of common stock could be issued to key employees and consultants. The maximum number of shares that could have been issued was limited to 12,000,000 shares. Stock options granted under the 2000 Plan have an exercise price equal to the closing market price of the underlying stock on the grant date (unless the stock market was closed on the grant date, in which case the exercise price was equal to the average of the highest and lowest quoted selling prices on the stock market on the day before and the day after the grant date) and expire no later than ten years from the grant date. Stock options granted under the 2000 Plan are exercisable for the first one-third of the option shares one year from the date of grant, with the remainder vesting monthly during the following two-year period. No further awards may be made under the 2000 Plan.

In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which was last amended and restated in February 2012. The 2005 Plan, as amended and restated to date, is referred to as (the “Third Amended 2005 Plan”). The Third Amended 2005 Plan provides for the grant of equity incentive awards, including stock options, restricted stock, stock appreciation rights, performance units, restricted stock units and performance shares to officers, directors, key employees and consultants. The Third Amended 2005 Plan also provides for the grant of deferred stock units to non-employee directors. The maximum number of shares issuable under the Third Amended 2005 Plan is (a) 24,950,000, plus (b) the number of shares authorized for issuance, but never issued, under previously approved plans, plus (c) the number of shares subject to awards previously granted under previously approved plans that terminate, expire, or lapse, plus (d) amounts granted in substitution of options in connection with certain transactions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Restricted stock awards and restricted stock unit awards generally vest over a period of one to three years from the date of grant. For awards of restricted stock and restricted stock units prior to fiscal year 2010, any unvested awards are generally forfeited at the time of termination. However, restricted stock units granted in fiscal year 2010 and thereafter that are unvested at death become fully vested and unvested restricted stock units will generally continue to vest in accordance with the original vesting schedule if a retirement eligible employee retires one year or more from grant date. If a retirement eligible employee retires within one year of the grant date, the number of restricted stock units shall be adjusted proportionally by the time during such one year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of restricted stock units would vest in accordance with the original vesting schedule and the remaining restricted stock units would be cancelled as of the date of retirement.

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

In fiscal years 2014, 2013 and 2012, the Company granted performance units to certain employees under the Third Amended 2005 Plan (before and after its amendment and restatement). The number of shares of VMS common stock ultimately issued under the performance units at the end of a three-year performance period will depend on the Company’s business performance during the three-year period against specified performance targets set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. Any unvested performance unit awards are generally forfeited at the time of termination, except in the case of death, in which case the employee is considered to have been continuously employed through the last day of the performance period. Also, similar to the adjustments discussed above for restricted stock unit awards, the number of performance units that ultimately vest is adjusted in the case of retirement.

The fair value of options granted and the option component of the shares purchased under the Employee Stock Purchase Plan (which is described further below) shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plans
	Fiscal Years			Fiscal Years
	2014	2013	2012	2014	2013	2012

Expected term (in years)	4.13	4.76	4.64	0.50	0.50	0.50
Risk-free interest rate	1.2%	0.6%	0.8%	0.1%	0.1%	0.1%
Expected volatility	24.6%	32.2%	36.9%	12.8%	16.5%	19.3%
Expected dividend	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$18.24	$19.73	$18.75	$14.20	$12.95	$12.17

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

The table below summarizes the effect of recording share-based compensation expense:

	Fiscal Years
(In thousands)	2014	2013	2012
Cost of revenues - Product	$3,323	$4,088	$4,419
Cost of revenues - Service	4,658	3,460	1,472
Research and development	6,194	5,993	6,378
Selling, general and administrative	25,461	29,096	35,606
Total share-based compensation expense	39,636	42,637	47,875
Taxes on earnings	(12,062)	(12,989)	(15,406)
Net share-based compensation expense	$27,574	$29,648	$32,469

The table below summarizes the effect of recording pre-tax share-based compensation expense for equity incentive awards:

	Fiscal Years
(In thousands)	2014	2013	2012
Stock options	$9,489	$10,577	$12,169
Restricted stock units and restricted stock awards(1)	26,576	28,229	32,527
Employee stock purchase plan	3,571	3,831	3,179
Total share-based compensation expense	$39,636	$42,637	$47,875

(1)	Restricted stock units and restricted stock awards include performance units and deferred stock units.

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant
Balance at September 30, 2011	8,424
Authorized	6,000
Granted	(2,680)
Cancelled or expired	124
Balance at September 28, 2012	11,868
Granted	(2,045)
Cancelled or expired	102
Balance at September 27, 2013	9,925
Granted	(1,934)
Cancelled or expired	177
Balance at September 26, 2014	8,168

For purposes of the total number of shares available for grant under the Third Amended 2005 Plan, any shares subject to awards of stock options are counted against the available-for-grant limit as one share for every one share subject to the award. Awards other than stock options are counted against the available-for-grant limit as three shares for every one share awarded before February 16, 2007, as 2.5 shares for every one share awarded between February 16, 2007 and February 8, 2012 and as 2.6 shares for every one share awarded on or after February 9, 2012. In addition, the shares available for grant limit was further adjusted to reflect a maximum payout of 1.5 shares that could be issued for each performance unit granted. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price
Balance at September 30, 2011	6,917	$45.90
Granted	743	58.50
Canceled, expired or forfeited	(30)	55.73
Exercised	(1,171)	40.18
Balance at September 28, 2012	6,459	48.34
Granted	613	68.93
Canceled, expired or forfeited	(20)	60.81
Exercised	(2,567)	44.97
Balance at September 27, 2013 (3,655 options exercisable at a weighted average exercise price of $50.18)	4,485	53.02
Granted	625	83.50
Canceled, expired or forfeited	(46)	72.35
Exercised	(1,721)	49.01
Balance at September 26, 2014	3,343	$60.53

The total pre-tax intrinsic value of stock options exercised was $54.4 million, $66.3 million and $29.8 million in fiscal years 2014, 2013, and 2012, respectively.

The following table summarizes information related to stock options outstanding and exercisable under the Company’s employee stock plans at September 26, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In thousands, except years and per-share amounts)
$37.06 – $39.85	129	1.01	$37.94	$5,537	129	1.01	$37.94	$5,537
$45.22 – $52.07	880	1.74	50.30	26,907	880	1.74	50.30	26,907
$52.61 – $72.26	1,722	3.10	59.28	37,237	1,477	2.83	57.95	33,901
$74.28 – $84.23	612	6.41	83.49	91	-	-	-	-
Total	3,343	3.27	$60.53	$69,772	2,486	2.35	$54.21	$66,345
(1)

The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $80.90 as of September 26, 2014, the last trading date of fiscal year 2014, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of September 26, 2014, there was $10.5 million of total unrecognized compensation expense related to stock options granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2011	735	$47.36
Granted	716	59.06
Vested	(469)	44.68
Cancelled or expired	(37)	53.94
Balance at September 28, 2012	945	57.30
Granted	516	70.37
Vested	(396)	55.67
Cancelled or expired	(30)	61.82
Balance at September 27, 2013	1,035	64.36
Granted	470	82.51
Vested	(335)	63.70
Cancelled or expired	(44)	70.69
Balance at September 26, 2014	1,126	$72.08

As of September 26, 2014, unrecognized compensation expense totaling $35.8 million was related to restricted stock, restricted stock units, deferred stock units and performance units granted under the Company’s employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.8 years. The 335,032 shares that vested in fiscal year 2014 represented deferred stock units, restricted stock units and restricted common stock, and the total fair value of these shares upon vesting was $25.4 million. The Company withheld 115,987 shares with a fair value of $8.8 million for employees’ minimum withholding taxes at vesting of such awards in fiscal year 2014.

Employee Stock Purchase Plan

In February 2010, VMS’s stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP provides eligible employees with an opportunity to purchase shares of VMS common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. The 2010 ESPP provides for the purchase of up to 7 million shares of VMS common stock.

VMS issued 261,230 shares for $15.3 million in fiscal year 2014 and 262,455 shares for $14.2 million in fiscal year 2013. At September 26, 2014, 6.1 million shares were available for issuance under the 2010 ESPP.

13. EARNINGS PER SHARE

Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.

The following table sets forth the computation of net basic and diluted earnings per share:

	Fiscal Years
(In thousands, except per share amounts)	2014	2013	2012
Net earnings	$403,703	$438,248	$427,049
Weighted average shares outstanding - basic	103,964	108,352	111,376
Dilutive effect of potential common shares	1,307	1,701	2,097
Weighted average shares outstanding - diluted	105,271	110,053	113,473
Net earnings per share - basic	$3.88	$4.04	$3.83
Net earnings per share - diluted	$3.83	$3.98	$3.76
Anti-dilutive employee shared based awards, excluded	632	707	249

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

14. TAXES ON EARNINGS

The Company accounts for income taxes under an asset and liability approach where deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

Taxes on earnings were as follows:

	Fiscal Years
	2014	2013	2012
(In millions)
Current provision:
Federal	$86.6	$110.1	$99.3
State and local	6.1	13.4	8.5
Foreign	62.2	54.3	63.5
Total current	154.9	177.8	171.3
Deferred provision (benefit):
Federal	5.0	(3.9)	(4.5)
State and local	(0.1)	(0.2)	0.1
Foreign	11.0	0.1	2.0
Total deferred	15.9	(4.0)	(2.4)
Taxes on earnings	$170.8	$173.8	$168.9

Earnings before taxes are generated from the following geographic areas:

	Fiscal Years
	2014	2013	2012
(In millions)
United States	$173.9	$308.0	$271.4
Foreign	400.6	304.1	324.5
	$574.5	$612.1	$595.9

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2014	2013	2012

Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	0.8	1.3	1.3
Non-U.S. income taxed at different rates, net	(5.2)	(5.6)	(5.9)
Resolution of tax contingencies due to lapses of statutes of limitations	(1.2)	(1.2)	(1.8)
Other	0.3	(1.1)	(0.3)
Effective tax rate	29.7%	28.4%	28.3%

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During fiscal years 2014, 2013 and 2012, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes. During fiscal years 2014, 2013 and 2012, the benefit of the release of liabilities for uncertain tax positions as a result of the expiration of the statutes of limitation in various jurisdictions also contributed to the Company’s effective tax rate being lower than the U.S. federal statutory rate.

Significant components of deferred tax assets and liabilities are as follows:

	September 26,	September 27,
(In millions)	2014	2013
Deferred Tax Assets:
Deferred revenues	$26.9	$26.8
Deferred compensation	37.3	34.9
Product warranty	10.9	13.9
Inventory adjustments	19.7	18.3
Equity-based compensation	28.8	33.3
Environmental reserve	4.8	5.7
Accruals and reserves	14.3	12.1
Net operating loss carryforwards	79.1	78.6
Other	38.2	25.7
	260.0	249.3
Valuation allowance	(67.5)	(60.7)
Total deferred tax assets	192.5	188.6
Deferred Tax Liabilities:
Tax-deductible goodwill	(27.7)	(27.3)
Fixed assets	(16.3)	(17.7)
Unremitted earnings of foreign subsidiaries	(24.0)	(9.4)
Other	(29.3)	(21.0)
Total deferred tax liabilities	(97.3)	(75.4)
Net deferred tax assets	$95.2	$113.2
Reported As:
Net current deferred tax assets	$126.0	$122.3
Net long-term deferred tax assets (included in other assets)	11.5	10.5
Net current deferred tax liabilities (included in accrued expenses)	(10.8)	(7.6)
Net long-term deferred tax liabilities (included in other long-term liabilities)	(31.5)	(12.0)
Net deferred tax assets	$95.2	$113.2

The Company has not provided for U.S. federal income and foreign withholding taxes on $1,537.6 million of cumulative undistributed earnings of non-U.S. subsidiaries as of September 26, 2014. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, an additional deferred taxes liability of approximately $381.0 million would be provided.

The Company has federal net operating loss carryforwards of approximately $13.4 million expiring between 2018 and 2031. The federal net operating loss carryforwards are subject to an annual limitation of approximately $1.3 million per year. The Company has state net operating loss carryforwards of $13.4 million expiring between 2018 and 2032. The Company has foreign net operating loss carryforwards of $226.0 million with an indefinite life. Of this amount, $22.6 million is unavailable to the Company under local loss utilization rules.

The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized. The valuation allowance increased by $6.8 million during fiscal year 2014, increased by $14.9 million during fiscal year 2013, and decreased by $1.1 million in fiscal year 2012.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income taxes paid were as follows:

	Fiscal Years
	2014	2013	2012
(In millions)
Federal income taxes paid, net	$66.2	$119.1	$77.6
State, income taxes paid, net	7.3	14.9	9.3
Foreign income taxes paid, net	67.3	69.4	47.7
Total income taxes paid, net	$140.8	$203.4	$134.6

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

Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
	2014	2013	2012
(In millions)
Unrecognized tax benefits balance–beginning of fiscal year	$37.0	$38.8	$37.1
Additions based on tax positions related to a prior year	10.7	2.5	3.8
Reductions based on tax positions related to a prior year	(0.3)	(0.7)	(0.9)
Additions based on tax positions related to the current year	8.2	6.6	6.8
Settlements	(0.4)	(4.2)	(0.4)
Reductions resulting from the expiration of the applicable statute of limitations	(5.6)	(6.0)	(7.6)
Unrecognized tax benefits balance–end of fiscal year	$49.6	$37.0	$38.8

As of September 26, 2014, the total amount of gross unrecognized tax benefits was $49.6 million. Of this amount, $32.2 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.

The Company includes interest and penalties related to income taxes within taxes on earnings on the Consolidated Statements of Earnings. As of September 26, 2014, the Company had accrued $7.8 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2014, a net expense of $1.1 million related to interest and penalties was included in taxes on earnings. As of September 27, 2013, the Company had accrued $6.7 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2013, a net benefit of $1.2 million related to interest and penalties was included in taxes on earnings.

The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2011. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2010. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2007.

15. BUSINESS COMBINATIONS

In April 2012, VMS acquired all of the outstanding equity of InfiMed, a privately-held supplier of hardware and software for processing diagnostic X-ray images. This acquisition, which was integrated into the Company’s X-ray tubes and flat panel products reporting unit, enables the Company to provide more fully integrated X-ray component solutions to its customers. This acquisition was accounted for as a business combination. The total purchase price of $20.8 million consisted of $17.1 million of cash consideration and $3.7 million of contingent consideration measured at fair value. Of the purchase price, $10.9 million was allocated to goodwill, $5.4 million to amortizable intangible assets, and $4.5 million to net assets. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case was deductible for income tax purposes.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 2014, the Company closed the acquisition of certain assets of Velocity Medical Solutions LLC (“Velocity”), a privately-held Atlanta-based developer of specialized software for cancer clinics. The Velocity software aggregates unstructured treatment and imaging data from diverse systems to give a more comprehensive view of a patient's diagnostic imaging and treatment history and help clinicians make more informed treatment decisions. The acquired assets of Velocity were integrated into the Company’s Oncology Systems business and will increase the Company’s current product offerings. The acquisition was accounted for as a business combination. The total purchase price of the acquisition of $19.9 million consisted of $17.0 million in cash (of which $2.6 million was held back) and $2.9 million of earn-out consideration measured at fair value. Of the purchase price, $10.6 million was preliminarily allocated to amortizable intangible assets, $9.8 million goodwill, and $(0.5) million to net assumed liabilities. If any additional information becomes available, the preliminary purchase price allocation may be revised. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is deductible for income tax purposes. The goodwill recognized, which was assigned to the Company’s Oncology Systems reporting unit, is primarily attributable to expected synergies resulting from the acquisition. The amortization period for the intangible assets acquired through the acquisition was as follows: 6 years for developed technology, 7 years for customer relationships and 6 years for trade name.

In July 2014, the Company closed the acquisition of certain assets and liabilities of Transpire, Inc. (“Transpire”), a privately-held developer of software solutions for accurately and rapidly predicting the macroscopic behavior of radiation. The Company’s Oncology Systems reporting unit integrated Transpire’s dose calculation software to improve its image guidance tools and deliver high-precision radiotherapy for the treatment of cancer. The Company’s security and inspection products reporting unit is using certain other Transpire software to provide comprehensive solutions for customers that integrate the Company’s high-energy X-ray technology into systems for cargo screening, industrial inspection and non-destructive testing. The acquisition was accounted for as a business combination. Total purchase price of the acquisition of $19.3 million consisted of $16.0 million in cash and $3.3 million of earn-out consideration measured at fair value. Of the purchase price, $10.7 million was preliminarily allocated to intangible assets, $8.7 million to goodwill, and $(0.1) million to net assumed liabilities. If any additional information becomes available, the preliminary purchase price allocation may be revised. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and in this case is deductible for income tax purposes. The goodwill recognized is primarily attributable to expected synergies resulting from the acquisition. The Company assigned $5.9 million of the goodwill recognized to the Oncology Systems reporting unit, and $2.8 million to the security and inspection products reporting unit. Of the $10.7 million intangible assets acquired through the acquisition, $8.0 million was allocated to the Company’s Oncology Systems reporting unit, and $2.7 million was assigned to the Company’s security and inspection products reporting unit. Approximately $8.7 million of these intangible assets are amortizable. The amortization period was as follows: 6 years for developed technology,  7 years for customer relationships and 6 years for trade name. The remaining $2.0 million of the acquired intangible assets was in-process research and development that was allocated to the Company’s Oncology Systems reporting unit.

The Company also completed an insignificant acquisition during the first quarter of fiscal year 2014 for a purchase consideration of $1.5 million.

The impact of these business combinations was not significant to the Consolidated Financial Statements and therefore pro forma disclosures have not been presented.

16. CPTC LOANS

In September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million (“Tranche A loan”) to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under the Tranche A loan was $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. In June 2014, the Company, through its Swiss subsidiary, entered into a series of agreements, including amending certain terms of the original loan agreement, pursuant to which JPMorgan Chase Bank, N.A. (“J.P. Morgan”) assumed $45.0 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Pursuant to these agreements, J.P. Morgan purchased $38.1 million of the Company’s outstanding Tranche A loan at par value and was obligated to fund up to an additional $6.9 million of the remaining Tranche A loan commitment. Through these agreements, the Company’s Swiss subsidiary also increased its individual loan commitment by $10.0 million (“Tranche B loan”) and as a result, the Company’s maximum loan commitment under the Tranche A and Tranche B loans (collectively, referred to as the “CPTC Loans”) is $80.3 million reflecting the Company’s pro rata share of 45.8% of the total obligation to fund CPTC of $175.3 million.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 26, 2014, the Company had loaned $66.2 million of its $70.3 million commitment under the Tranche A loan. The Company intends to sell all or a portion of its participation in its Tranche A loan before the maturity date. Upon the sale of all or a portion of the Tranche A loan, the Company will not be required to make further loan advances for the portion of the loan that is sold. As of September 26, 2014, the Company had loaned $9.4 million of its $10.0 million commitment under the Tranche B loan. The amounts loaned under the Tranche A and Tranche B loans include accrued interest. The CPTC loans are accounted for as available-for-sale securities and recorded at fair value. The Tranche A loan is classified as a short-term investment and included in current assets and the Tranche B loan is included in other assets on the Company’s Consolidated Balance Sheets. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan.

Pursuant to the loan agreement, as amended in June 2014, the CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans are due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period become due and payable. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center.

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

As of September 26, 2014, the Company had recorded $20.1 million in accounts receivable from CPTC, which includes unbilled accounts receivable. As of September 27, 2013, the outstanding Tranche A loan balance to CPTC was $62.7 million and the accounts receivable balance from CPTC was $48.4 million, which includes unbilled accounts receivable. The Company’s exposure to loss as a result of its involvement with CPTC is limited to the carrying amounts of these assets on its Consolidated Balance Sheets.

17. SEGMENT INFORMATION

During the second quarter of fiscal year 2014, the Company changed its organizational structure resulting in a change in operating and reportable segments. The Company’s operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Imaging Components segment includes the Company’s X-ray imaging tubes and flat panel products (previously reported as “X-Ray Products” segment), as well as our security and inspection products (previously reported as “Security and Inspection Products” under the “Other” category). The Company’s GTC and VPT business are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. There was no change to the Company’s reporting units as a result of the change in operating segments.

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

The Company’s GTC and VPT business are reported together under the “Other” category.

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

Prior years’ amounts have been revised to conform to the current year’s presentation.

Segment Data

	Revenues			Operating Earnings(1)
	Fiscal Years			Fiscal Years
(In millions)	2014	2013	2012	2014	2013	2012
Oncology Systems	$2,344.2	$2,252.7	$2,189.5	$495.5	$512.0	$505.4
Imaging Components	660.2	641.9	580.4	169.9	165.6	142.5
Total reportable segments	3,004.4	2,894.6	2,769.9	665.4	677.6	647.9
Other	45.4	48.3	37.1	(52.7)	(46.4)	(44.2)
Corporate	-	-	-	(41.5)	(22.3)	(9.6)
Total company	$3,049.8	$2,942.9	$2,807.0	$571.2	$608.9	$594.1

(1)	Operating earnings of reportable segments and Other include an allocation of corporate expenses based on a percentage of their sales.

	Depreciation & Amortization			Total Assets
	Fiscal Years			Fiscal Years
(In millions)	2014	2013	2012	2014	2013	2012
Oncology Systems	$24.8	$21.0	$22.9	$1,314.1	$1,217.0	$1,220.1
Imaging Components	14.7	14.6	12.3	431.6	398.5	356.1
Total reportable segments	39.5	35.6	35.2	1,745.7	1,615.5	1,576.2
Other	1.0	1.4	2.0	278.6	278.1	221.5
Corporate	22.0	25.9	23.8	1,333.0	1,574.9	1,081.0
Total company	$62.5	$62.9	$61.0	$3,357.3	$3,468.5	$2,878.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of segment operating results information to the Company’s earnings from operations before taxes was as follows:

	Fiscal Years
	2014	2013	2012
Oncology Systems	$495.5	$512.0	$505.4
Imaging Components	169.9	165.6	142.5
Total reportable segments	665.4	677.6	647.9
Other	(52.7)	(46.4)	(44.2)
Corporate	(41.5)	(22.3)	(9.6)
Interest income, net	3.3	3.2	1.8
Total company	$574.5	$612.1	$595.9

Geographic Information

	Revenues			Long-lived Assets
	Fiscal Years			Fiscal Years
(In millions)	2014	2013	2012	2014	2013	2012
United States	$1,264.4	$1,212.4	$1,156.1	$262.7	$237.8	$228.6
International	1,785.4	1,730.5	1,650.9	75.3	77.5	68.0
Total company	$3,049.8	$2,942.9	$2,807.0	$338.0	$315.3	$296.6

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. Japan represented approximately 13% of the Company’s total revenues in fiscal year 2014. No single foreign country represented 10% or more of the Company’s total revenues in fiscal years 2013 and 2012, respectively. Intercompany revenues between geographic areas are accounted for at cost plus prevailing markups arrived at through negotiations between profit centers. Intercompany and intracompany profits are eliminated in consolidation.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2014
(In millions, except per share amounts)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter	Total Year
Total revenues	$711.5	$778.5	$747.7	$812.1	$3,049.8
Gross margin	$309.6	$328.3	$323.7	$340.1	$1,301.7
Net earnings	$98.0	$92.7	$107.1	$105.9	$403.7
Net earnings per share – basic:	$0.92	$0.89	$1.03	$1.04	$3.88
Net earnings per share – diluted:	$0.91	$0.88	$1.02	$1.02	$3.83

	Fiscal Year 2013
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$678.4	$768.4	$726.2	$769.9	$2,942.9
Gross margin	$291.1	$319.6	$310.5	$328.5	$1,249.7
Net earnings	$95.3	$112.8	$112.8	$117.3	$438.2
Net earnings per share – basic:	$0.87	$1.04	$1.04	$1.09	$4.04
Net earnings per share – diluted:	$0.86	$1.02	$1.03	$1.08	$3.98
(1)	In the second fiscal quarter of 2014, net earnings include a $25.1 million litigation charge related to a settlement agreement with the University of Pittsburgh.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 26, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 26, 2014. PricewaterhouseCoopers LLP has issued a report on the Company’s internal control over financial reporting as of September 26, 2014, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Varian Medical Systems, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 26, 2014 and September 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

November 24, 2014

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

(c)

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Conduct

We have adopted a Code of Conduct that applies to all of our executive officers and directors. The Code of Conduct is posted on our website. The Internet address for our website is http://www.varian.com, and the Code of Conduct may be found as follows:

1.	From our main web page, first click “Investors.”
2.	Next click on “Corporate Governance” in the left hand navigation bar.
3.	Finally, click on “Code of Conduct.”

We intend to satisfy the disclosure requirements under Item 5.05(c) of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of September 26, 2014 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (4)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	4,547,869	(1)	$60.76	14,267,373	(2)
Equity compensation plans not approved by security holders (3)	37,213		$39.85	-
Total	4,585,082		$60.53	14,267,373

(1)

Consists of stock options, restricted stock units, deferred stock units and performance units granted under the Third Amended and Restated 2005 Omnibus Stock Plan (the “Third Amended 2005 Plan”). The number of performance units reflects the maximum payout of 1.5 shares that could be issued for each performance unit granted.

(2)	Includes 6,099,667 shares available for future issuance under the 2010 Employee Stock Purchase Plan.
(3)	Consists of awards granted under the 2000 Stock Option Plan (the “2000 Plan”). Effective February 17, 2005, no further grants can be made under the 2000 Plan.
(4)

The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, deferred stock units and performance units, which have no exercise price.

For a description of the material features of the Third Amended 2005 Plan and the 2000 Plan, see Note 12, “Employee Stock Plans” of the Notes to the Consolidated Financial Statements, which description is incorporated by reference.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Stockholders under the caption “Proposal Three—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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

The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2014, 2013 and 2012 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

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

Dated: November 24, 2014

VARIAN MEDICAL SYSTEMS, INC.

By:	/s/ ELISHA W. FINNEY
Elisha W. Finney Executive Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DOW R. WILSON Dow R. Wilson	President and Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2014

/s/ ELISHA W. FINNEY Elisha W. Finney	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 24, 2014

/s/ CLARENCE R. VERHOEF Clarence R. Verhoef	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 24, 2014

/s/ R. ANDREW ECKERT R. Andrew Eckert	Chairman of the Board	November 21, 2014

/s/ TIMOTHY E. GUERTIN Timothy E. Guertin	Vice Chairman of the Board	November 21, 2014

/s/ SUSAN L. BOSTROM Susan L. Bostrom	Director	November 21, 2014

/s/ REGINA E. DUGAN Regina E. Dugan	Director	November 21, 2014

/s/ DAVID J. ILLINGWORTH David J. Illingworth	Director	November 21, 2014

/s/ MARK R. LARET Mark R. Laret	Director	November 21, 2014

/s/ RUEDIGER NAUMANN-ETIENNE Ruediger Naumann-Etienne	Director	November 21, 2014

/s/ ERICH R. REINHARDT Erich R. Reinhardt	Director	November 21, 2014

/s/ VENKATRAMAN THYAGARAJAN Venkatraman Thyagarajan	Director	November 21, 2014

Schedule II

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-offs Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2014	Allowance for doubtful accounts receivable	$14,735	$7,150	$(1,568)	$20,317
2013	Allowance for doubtful accounts receivable	$14,386	$5,984	$(5,635)	$14,735
2012	Allowance for doubtful accounts receivable	$6,034	$10,350	$(1,998)	$14,386

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In thousands)
2014	Valuation allowance for deferred tax assets	$60,704	$8,319	$(1,555)	$67,468
2013	Valuation allowance for deferred tax assets	$45,751	$14,953	$-	$60,704
2012	Valuation allowance for deferred tax assets	$46,924	$-	$(1,173)	$45,751

EXHIBIT INDEX

Exhibit Number	Description

2

Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

3.1

Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K Current Report filed as of August 18, 2014, File No. 1-7598).

3.2	Registrant’s By-Laws, as amended, effective August 18, 2014 (incorporated by reference to Exhibit No. 3.2 to the Registrant’s Form 8-K Current Report filed as of August 18, 2014, File No. 1-7598).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.1†	Registrant’s Amended and Restated Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended July 2, 2004, File No. 1-7598).

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

10.20†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.21†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 14, 2014.

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

10.32++	Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto.

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

10.35

Amendment No. 1, effective as of September 27, 2013, to the Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each of the lenders signatory thereto (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 27, 2013, File No. 1-7598).

10.36†

Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for restricted stock unit awards granted in the United States on or after October 1, 2013) (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 27, 2013, File No. 1-7598).

10.37†

Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for performance unit awards granted on or after October 1, 2013)(incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 27, 2013, File No. 1-7598).

21*	List of Subsidiaries as of November 1, 2014.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith
++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
**

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Earnings for the fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012; (ii) Consolidated Statements of Comprehensive Earnings for the fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012; (iii) Consolidated Balance Sheets at September 26, 2014 and September 27, 2013; (iv) Consolidated Statements of Cash Flows for the fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012; (v) Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 26, 2014, September 27, 2013 and September 28, 2012; and (vi) Notes to Consolidated Financial Statements for fiscal year ended September 26, 2014.