Form 10-Q
period 2015-01-02
VARIAN MEDICAL SYSTEMS INC
filed 2015-02-10
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-7598
 ____________________________________________________________
VARIAN MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

Delaware	94-2359345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Hansen Way, Palo Alto, California	94304-1038
(Address of principal executive offices)	(Zip Code)
(650) 493-4000
(Registrant’s telephone number, including area code)
 ____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,071,752 shares of common stock, par value $1 per share, outstanding as of January 30, 2015.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended January 2, 2015

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(In thousands, except per share amounts)	2015	2013
Revenues:
Product	$475,830	$481,436
Service	262,024	230,066
Total revenues	737,854	711,502
Cost of revenues:
Product	305,817	298,534
Service	105,029	103,389
Total cost of revenues	410,846	401,923
Gross margin	327,008	309,579
Operating expenses:
Research and development	57,076	58,003
Selling, general and administrative	140,482	109,582
Total operating expenses	197,558	167,585
Operating earnings	129,450	141,994
Interest income	3,040	2,265
Interest expense	(2,045)	(1,893)
Earnings before taxes	130,445	142,366
Taxes on earnings	37,131	44,406
Net earnings	$93,314	$97,960
Net earnings per share - basic	$0.93	$0.92
Net earnings per share - diluted	$0.92	$0.91
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	100,468	105,986
Weighted average shares outstanding - diluted	101,642	107,449

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(In thousands)	2015	2013
Net earnings	$93,314	$97,960
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax (expense) benefit of $41 and ($6)	(38)	38
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($116) and ($101)	504	435
	466	473
Unrealized gain (loss) on derivatives:
Increase in unrealized gain, net of tax expense of ($284) and ($1,198)	475	1,984
Reclassification adjustments, net of tax (expense) benefit of $326 and ($131)	(545)	219
	(70)	2,203
Currency translation adjustment	(12,290)	1,469
Other comprehensive earnings (loss)	(11,894)	4,145
Comprehensive earnings	$81,420	$102,105

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 2,	September 26,
(In thousands, except par values)	2015	2014 (1)
Assets
Current assets:
Cash and cash equivalents	$904,359	$849,275
Short-term investment	68,522	66,176
Accounts receivable, net of allowance for doubtful accounts of $28,188 at January 2, 2015 and $20,317 at September 26, 2014	663,041	731,929
Inventories	630,872	572,261
Prepaid expenses and other current assets	164,240	148,562
Deferred tax assets	121,331	125,962
Total current assets	2,552,365	2,494,165
Property, plant and equipment, net	335,325	337,999
Goodwill	237,702	240,626
Other assets	270,910	284,500
Total assets	$3,396,302	$3,357,290
Liabilities and Equity
Current liabilities:
Accounts payable	$142,804	$187,377
Accrued expenses	304,608	324,409
Deferred revenues	433,046	421,845
Advance payments from customers	182,379	170,724
Product warranty	44,093	47,299
Short-term borrowings	100,000	—
Current maturities of long-term debt	50,000	50,000
Total current liabilities	1,256,930	1,201,654
Long-term debt	375,000	387,500
Other long-term liabilities	146,470	151,716
Total liabilities	1,778,400	1,740,870
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 100,327 and 100,942 shares issued and outstanding at January 2, 2015 and at September 26, 2014, respectively	100,327	100,942
Capital in excess of par value	659,098	642,848
Retained earnings	927,205	931,241
Accumulated other comprehensive loss	(70,505)	(58,611)
Total Varian stockholders' equity	1,616,125	1,616,420
Noncontrolling interest	1,777	—
Total equity	1,617,902	1,616,420
Total liabilities and equity	$3,396,302	$3,357,290

(1) The condensed consolidated balance sheet as of September 26, 2014 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 2,	December 27,
(In thousands)	2015	2013
Cash flows from operating activities:
Net earnings	$93,314	$97,960
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	12,737	9,044
Tax benefits from exercises of share-based payment awards	6,264	3,879
Excess tax benefits from share-based compensation	(6,239)	(3,877)
Depreciation	15,424	15,013
Amortization of intangible assets	1,647	1,052
Deferred taxes	14,110	6,600
Provision for doubtful accounts receivable	7,901	(229)
Loss from equity investment in affiliate	426	1,391
Other, net	(209)	(291)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	43,720	(19,295)
Inventories	(62,149)	(24,348)
Prepaid expenses and other assets	(8,035)	(226)
Accounts payable	(37,012)	(10,744)
Accrued expenses and other liabilities	(25,572)	(24,806)
Deferred revenues and advance payments from customers	22,625	(7,862)
Net cash provided by operating activities	78,952	43,261
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,723)	(24,482)
Investment in available-for-sale corporate debt securities	(942)	(9,876)
Notes receivable	(3,000)	(500)
Other	87	(907)
Net cash used in investing activities	(25,578)	(35,765)
Cash flows from financing activities:
Repurchases of common stock	(125,535)	(155,503)
Proceeds from issuance of common stock to employees	34,795	30,556
Excess tax benefits from share-based compensation	6,239	3,877
Employees' taxes withheld and paid for restricted stock and restricted stock units	(11,362)	(8,302)
Net borrowings under revolving credit facility agreements	100,000	—
Repayments under term loan facility	(12,500)	(25,000)
Capital contribution from noncontrolling interest holders	1,777	—
Other	(737)	(204)
Net cash used in financing activities	(7,323)	(154,576)
Effects of exchange rate changes on cash and cash equivalents	9,033	412
Net increase/(decrease) in cash and cash equivalents	55,084	(146,668)
Cash and cash equivalents at beginning of period	849,275	1,117,861
Cash and cash equivalents at end of period	$904,359	$971,193
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSDIARIES
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
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2014 (the “2014 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of January 2, 2015 and September 26, 2014, results of operations and statements of comprehensive earnings for the three months ended January 2, 2015 and December 27, 2013, and cash flows for the three months ended January 2, 2015 and December 27, 2013. The results of operations for the three months ended January 2, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2015 is the 53-week period ending October 2, 2015, and fiscal year 2014 was the 52-week period ending September 26, 2014. The fiscal quarter ended January 2, 2015 was a 14-week period and the fiscal quarter ended December 27, 2013 was a 13-week period.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

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

2. BALANCE SHEET COMPONENTS:

	January 2,	September 26,
(In millions)	2015	2014
Available-for-sale Securities:
Corporate debt securities:
Amortized cost	$78.3	$75.6
Unrealized gain (loss)	—	—
Fair value	$78.3	$75.6

The available-for-sale securities represent loans to California Proton Treatment Center, LLC (“CPTC”). As of January 2, 2015, of the total amount of $78.3 million of the available-for-sale securities, $68.5 million is included in short-term investment and $9.8 million is included in other assets on the Condensed Consolidated Balance Sheet. As of September 26, 2014, of the total amount of $75.6 million of the available-for-sale securities, $66.2 million is included in short-term investment and $9.4 million is included in other assets on the Condensed Consolidated Balance Sheet. Refer to Note 14, "CPTC Loans" for additional discussion.

	January 2,	September 26,
(In millions)	2015	2014
Inventories:
Raw materials and parts	$319.9	$296.1
Work-in-process	125.8	124.5
Finished goods	185.2	151.7
Total inventories	$630.9	$572.3

	January 2,	September 26,
(In millions)	2015	2014
Other long-term liabilities:
Long-term income taxes payable	$44.8	$55.2
Long-term deferred income taxes	40.3	31.5
Other	61.4	65.0
Total other long-term liabilities	$146.5	$151.7
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at January 2, 2015:
Available-for-sale corporate debt securities	$—	$—	$78.3	$78.3
Derivative assets	—	1.4	—	1.4
Total assets measured at fair value	$—	$1.4	$78.3	$79.7

Liabilities at January 2, 2015:
Contingent consideration	$—	$—	$(6.7)	$(6.7)
Total liabilities measured at fair value	$—	$—	$(6.7)	$(6.7)

Assets at September 26, 2014:
Available-for-sale corporate debt securities	$—	$—	$75.6	$75.6
Derivative assets	—	1.5	—	1.5
Total assets measured at fair value	$—	$1.5	$75.6	$77.1

Liabilities at September 26, 2014:
Contingent consideration	$—	$—	$(7.5)	$(7.5)
Total liabilities measured at fair value	$—	$—	$(7.5)	$(7.5)

Available-for-sale corporate debt securities are included under short-term investment and other assets, derivative assets are included under prepaid expenses and other current assets and contingent consideration is included under accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a discounted cash flow model with key assumptions that include estimated sales units or revenues of the acquired business or completion of certain milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated sales units, revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. Changes in volatility may result in an increase or decrease in the fair value of contingent consideration.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Available-For-Sale Corporate Debt Securities	Contingent Consideration
Balance at September 26, 2014	$75.6	$(7.5)
Additions (1)	2.7	—
Settlements (2)	—	0.7
Change in fair value recognized in earnings	—	0.1
Balance at January 2, 2015	$78.3	$(6.7)

(1)	Amounts reported under available-for-sale corporate debt securities include accrued interest.

(2)	Amounts reported under contingent consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three months ended January 2, 2015, or the three months ended December 27, 2013. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of both January 2, 2015 and September 26, 2014, the fair value of current maturities of long-term debt approximated its carrying value of $50.0 million, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $375.0 million and $387.5 million, at January 2, 2015 and September 26, 2014, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as level 2 in the fair value hierarchy.

4. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

	Oncology	Imaging
(In millions)	Systems	Components	Other	Total
Balance at September 26, 2014	$148.3	$36.0	$56.3	$240.6
Foreign currency translation adjustments	—	—	(2.9)	(2.9)
Balance at January 2, 2015	$148.3	$36.0	$53.4	$237.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization included in other assets in the Condensed Consolidated Balance Sheets as follows:

	January 2,	September 26,
(In millions)	2015	2014
Intangible Assets:
Acquired existing technology	$54.6	$54.6
Patents, licenses and other	28.4	28.8
Customer contracts and supplier relationship	12.4	12.4
Accumulated amortization	(58.4)	(56.9)
Net carrying amount subject to amortization	$37.0	$38.9

As of January 2, 2015 and September 26, 2014, the Company also had $2.0 million of in-process research and development assets. Amortization expense for intangible assets was $1.6 million and $1.1 million in the three months ended January 2, 2015 and December 27, 2013, respectively. The Company estimates amortization expense for the remaining nine months of fiscal year 2015, fiscal year 2016, fiscal year 2017, fiscal year 2018, fiscal year 2019, fiscal year 2020 and thereafter, will be as follows (in millions): $6.6, $8.4, $5.2, $5.0, $5.0, $3.9, and $2.9, respectively.

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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded losses of $0.4 million and $1.4 million in the three months ended January 2, 2015 and December 27, 2013, respectively, on the equity investment in dpiX Holding. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in other assets in the Condensed Consolidated Balance Sheets, was $47.5 million at January 2, 2015 and $49.7 million at September 26, 2014.
The Company purchased glass transistor arrays from dpiX totaling $4.3 million and $3.5 million in the three months ended January 2, 2015 and December 27, 2013, respectively. These purchases of glass transistor arrays are included as a component of inventories in the Condensed Consolidated Balance Sheets or cost of revenues - product in the Condensed Consolidated Statements of Earnings for these fiscal periods.
In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of January 2, 2015, the Company had fixed cost commitments of $13.3 million related to this amended agreement for the remaining nine months of fiscal year 2015. The fixed cost commitments for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
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

6. BORROWINGS
On August 27, 2013, VMS entered into a Credit Agreement (as amended to date) with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five-year term loan facility in an aggregate

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million and the aggregate commitments under the 2013 Revolving Credit Facility may be increased by up to $200 million, subject to certain conditions being met, including lender approval. The 2013 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends. The proceeds of the 2013 Credit Facility will be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes.
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
At January 2, 2015, borrowings under the 2013 Term Loan Facility totaled $425.0 million, with a weighted average interest rate of 1.28%. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. Borrowings under the 2013 Term Loan Facility are included in current maturities of long-term debt and long-term debt in the Condensed Consolidated Balance Sheets. At January 2, 2015, there was $100.0 million outstanding on the 2013 Revolving Credit Facility with a weighted average interest rate of 1.54%. As of September 26, 2014, there were no amounts outstanding on the 2013 Revolving Credit Facility. Borrowings under the 2013 Revolving Credit Facility are included in short-term borrowings in the Condensed Consolidated Balance Sheets.
Subject to certain limitations on the amount secured, a pledge of stock issued by certain present and future subsidiaries of VMS, that are deemed to be material under the terms of the 2013 Credit Facility, serve as security for the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of January 2, 2015, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of January 2, 2015, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.
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
VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In March 2014, the Sumitomo Credit Facility was extended and will expire in March 2015. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of January 2, 2015 and September 26, 2014, there were no outstanding balances under the Sumitomo Credit Facility.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives
	Balance Sheet	January 2, 2015	September 26, 2014
(In millions)	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.4	$1.5
Total derivatives		$1.4	$1.5

At January 2, 2015 and September 26, 2014, the Company did not have any outstanding derivatives that were not designated as hedging instruments. At January 2, 2015 and September 26, 2014, the Company did not have any liability derivative instruments. See Note 3, "Fair Value" regarding valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2014 Annual Report regarding credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of January 2, 2015 and September 26, 2014, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities
The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. Dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company enters into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contracts may be entered into several times a quarter and range from one to thirteen months. As of January 2, 2015, the foreign currency forward contracts ranged from one to thirteen months in maturity.
The Company designates and accounts for certain of its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and amounts excluded

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. During the three months ended January 2, 2015, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of January 2, 2015, all forecasted cash flows were still probable to occur. As of January 2, 2015, the net unrealized gain on derivative instruments, before tax, of $1.4 million was included in accumulated other comprehensive loss and expected to be reclassified to earnings over the next 12 months that follows.
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

January 2, 2015
Notional Value
(In millions)	Sold
Euro	$13.5
Totals	$13.5

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended			Three Months Ended
	January 2,	December 27,		January 2,	December 27,
(In millions)	2015	2013		2015	2013
Foreign currency forward contracts	$0.8	$3.2	Revenues	$0.9	$(0.4)
Balance Sheet Hedging Activities
The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. Dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency. The foreign currency forward contracts are short term in nature, typically with a maturity of approximately one month, and are based on the net forecasted balance sheet exposure. These hedging instruments do not qualify for hedge accounting treatment. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency rate movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company had the following outstanding foreign currency forward contracts:

	January 2, 2015
	Notional	Notional Value
(In millions)	Value Sold	Purchased
Australian Dollar	$23.3	$—
Canadian Dollar	—	10.2
Danish Krone	4.5	0.8
Euro	189.7	43.0
Hungarian Forint	1.1	—
Indian Rupee	4.3	—
Japanese Yen	69.7	—
Swiss Franc	—	62.5
Totals	$292.6	$116.5

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments:

Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Net Earnings on Derivative
	Three Months Ended
	January 2,	December 27,
(In millions)	2015	2013
Selling, general and administrative expenses	$11.5	$4.7

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of January 2, 2015 and September 26, 2014, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
	January 2,	December 27,
(In millions)	2015	2013
Accrued product warranty, at beginning of period	$49.3	$53.2
Charged to cost of revenues	9.4	15.2
Actual product warranty expenditures	(13.0)	(17.7)
Accrued product warranty, at end of period	$45.7	$50.7

Long-term accrued product warranty costs of $1.6 million and $2.0 million are included under other long-term liabilities in the Condensed Consolidated Balance Sheets as of January 2, 2015 and September 26, 2014, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Other Commitments
As of January 2, 2015, the Company’s outstanding commitment under the CPTC Loans was $2.0 million. See Note 14, "CPTC Loans" for additional information.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10.0 million in fixed fees and $20.0 million in license fees, in the event certain product development milestones are achieved. As of January 2, 2015, the outstanding fixed fees and license fees commitment for the Siemens agreement were $5.5 million and $12.0 million, respectively.
In connection with the acquisition of businesses in prior years, the Company entered into agreements which included provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of January 2, 2015, the fair value of potential contingent considerations under these agreements was $6.7 million. See Note 3, "Fair Value" for additional information.
As of January 2, 2015, the Company had an estimated fixed cost commitment of $13.3 million related to dpiX's amended agreement for the remaining nine months of fiscal year 2015. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year. See Note 5, "Related Party Transactions" for additional information.
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
The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) in the three months ended January 2, 2015 and December 27, 2013, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of January 2, 2015, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.6 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of January 2, 2015. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.6 million for these cleanup projects as of January 2, 2015. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of January 2, 2015, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.7 million to $36.1 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of January 2, 2015. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $9.7 million at January 2, 2015. Accordingly, the Company has accrued $7.9 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.1 million at January 2, 2015 and $2.2 million at September 26, 2014, with the current and noncurrent receivables portion included in prepaid expenses and other current assets, and the payable portion to that insurer is included other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.
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
Other Matters
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. These matters included a patent infringement lawsuit initiated on April 13, 2007 by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”) technology. In January 2014, the Company entered into a settlement agreement with the University of Pittsburgh and in the third fiscal quarter of 2014 paid $35.6 million in full settlement of the lawsuit. Prior to the beginning of the second quarter of fiscal year 2014, the Company had accrued in aggregate approximately $5.0 million for the low end of the range of the probable settlement value for this matter. In the second quarter of fiscal year 2014, the Company accrued an additional $25.1 million of the $35.6 million for all damages and interest related to the case and in the third quarter of fiscal year 2014 recorded the remaining amount of approximately $5.5 million for future royalties as prepaid royalties. The amount of prepaid royalties is being amortized beginning with the third quarter of fiscal year 2014, over the remaining life of the patent of approximately two and a half years.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Restructuring Charges
As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualifying employees across all reporting segments during the fourth quarter of fiscal year 2014. The program required the participating employees to submit their applications by October 10, 2014, and as a result, the restructuring charges relating to this program were primarily incurred in the first quarter of fiscal year 2015. The Company incurred additional restructuring charges across all reporting segments for workforce reductions during the first quarter of fiscal year 2015. In connection with the above mentioned restructuring programs, during the three months ended January 2, 2015, the Company incurred restructuring charges of approximately $10.5 million, of which $1.0 million was paid in cash during the three months ended January 2, 2015. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The Company expects to recognize additional restructuring charges of $1.8 million in the remaining nine months of fiscal year 2015, in connection with the above mentioned programs, the majority of which are expected to be incurred in the second quarter of fiscal year 2015.
No restructuring charges were incurred during the three months ended December 27, 2013 in relation to this or any restructuring programs.

9. RETIREMENT PLANS
The Company’s net defined benefit costs were composed of the following:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2015	2013
Defined Benefit Plans
Service cost	$1,187	$1,023
Interest cost	1,295	1,514
Expected return on plan assets	(1,816)	(1,935)
Amortization of prior service cost	47	43
Recognized actuarial loss	614	539
Net periodic benefit cost	$1,327	$1,184

The Company made contributions to the defined benefit plans of $1.5 million during the three months ended January 2, 2015. The Company currently expects total contributions to the defined benefit plans for fiscal year 2015 will be approximately $7.1 million. The Company's post-retirement benefit costs and contributions were not significant during both the three months ended January 2, 2015 and December 27, 2013 and are not included in the table above.

10. INCOME TAXES
The Company’s effective tax rate was 28.5% for the three months ended January 2, 2015, compared to 31.2% for the same period of fiscal year 2014. The decrease in the Company’s effective tax rate during the three months ended January 2, 2015 compared to the year ago period was primarily because the current period included the retroactive reinstatement of the federal research and development credit.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.
The total amount of unrecognized tax benefits did not materially change during the three months ended January 2, 2015; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation and audit settlements in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
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
In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. The Company repurchased a total of 250,000 shares of VMS common stock during the three months ended January 2, 2015 under this program. As of January 2, 2015, no shares of VMS common stock remained available for repurchase under this repurchase authorization.
In August 2014, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. The Company repurchased a total of 1,250,000 shares of VMS common stock during the three months ended January 2, 2015 under this program. As of January 2, 2015, 4,750,000 shares of VMS common stock remained available for repurchase under the August 2014 authorization. Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.
All shares that were repurchased under the Company's stock repurchase programs have been retired.
On November 7, 2014, the Company signed an accelerated share repurchase agreement (the "January 2015 Repurchase Agreement") with J.P.Morgan Chase Bank, N.A. (“J.P. Morgan”). Pursuant to the agreement, on January 6, 2015, the Company paid $45.0 million to J.P. Morgan and J.P. Morgan delivered 419,874 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. The repurchase period will end on March 27, 2015, provided that J.P. Morgan has the right to accelerate the end of the repurchase period beginning on January 16, 2015. The specific number of shares that the Company ultimately will repurchase under this agreement will be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that the Company might be entitled to receive additional shares of VMS common stock from J.P. Morgan or the Company might be required to deliver VMS shares or, at its option, make a cash payment to J.P. Morgan.
On February 3, 2015, the Company signed an accelerated share repurchase agreement with BofA. Pursuant to the agreement, on April 7, 2015, the Company will pay $70.0 million to BofA and BofA will deliver approximately 80% of the shares of VMS common stock expected to be repurchased. The Company has the right to cancel this agreement at any time prior to April 7, 2015.
On February 4, 2015, the Company signed an accelerated share repurchase agreement with J.P. Morgan. Pursuant to the agreement, on July 8, 2015, the Company will pay $45.0 million to J.P. Morgan and J.P. Morgan will deliver approximately 80% of the shares of VMS common stock expected to be repurchased. The Company has the right to cancel this agreement at any time prior to July 7, 2015.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Other Comprehensive Earnings
The changes in accumulated other comprehensive earnings (loss) by component and related tax effects are summarized as follows:

(in thousands)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 26, 2014	$(44,060)	$965	$(15,516)	$(58,611)
Other comprehensive earnings before reclassifications	—	759	(12,290)	(11,531)
Amounts reclassified out of other comprehensive earnings	541	(871)	—	(330)
Tax benefit (expense)	(75)	42	—	(33)
Balance at January 2, 2015	$(43,594)	$895	$(27,806)	$(70,505)

(in thousands)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 27, 2013	$(40,081)	$(691)	$701	$(40,071)
Other comprehensive earnings before reclassifications	—	3,182	1,469	4,651
Amounts reclassified out of other comprehensive earnings	580	350	—	930
Tax expense	(107)	(1,329)	—	(1,436)
Balance at December 27, 2013	$(39,608)	$1,512	$2,170	$(35,926)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended
	January 2,	December 27,
(in thousands)	2015	2013
Comprehensive Earnings Components	Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized losses on defined benefit pension and post-retirement benefit plans	$(541)	$(580)	Cost of revenues & Operating expenses
Unrealized gains and (losses) on cash flow hedging instruments	871	(350)	Revenues
Total amounts reclassified out of other comprehensive earnings	$330	$(930)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

12. EMPLOYEE STOCK PLANS
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended
	January 2,	December 27,
(In thousands)	2015	2013
Cost of revenues - Product	$1,109	$707
Cost of revenues - Service	952	947
Research and development	1,738	1,301
Selling, general and administrative	8,938	6,089
Total share-based compensation expense	$12,737	$9,044
Income tax benefit for share-based compensation	$(3,973)	$(2,798)

During the three months ended January 2, 2015 and December 27, 2013, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at vesting depend on the Company’s business performance during the performance period, against specified performance targets, both of which are set by the Compensation and Management Development Committee of the Board of Directors. The performance units vest at the end of a three-year service period with one three-year performance period for grants prior to fiscal year 2015 and three annual performance periods for grants made in fiscal year 2015. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination.
The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 2,	December 27,
	2015	2013
Employee Stock Option Plans
Expected term (in years)	4.52	4.87
Risk-free interest rate	1.5%	1.3%
Expected volatility	22.8%	27.2%
Expected dividend	—%	—%
Weighted average fair value at grant date	$19.20	$19.44

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 2,	December 27,
	2015	2013
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.1%	0.1%
Expected volatility	8.3%	14.5%
Expected dividend	—%	—%
Weighted average fair value at grant date	$14.24	$13.98

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant
Balance at September 26, 2014	8,168
Granted	(240)
Cancelled or expired	247
Balance at January 2, 2015	8,175

Awards other than stock options set forth in the table were counted against the shares available for grant limit of the Third Amended 2005 Plan as 2.5 shares for every one share awarded before February 9, 2012 and were counted against the shares available for grant limit as 2.6 shares for every one share awarded on or after February 9, 2012. In addition, the shares available for grant limit was further adjusted to reflect a maximum payout of 1.5 shares that could be issued for each performance unit granted.
Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 26, 2014	3,343	$60.53
Granted	26	87.58
Cancelled or expired	(1)	80.01
Exercised	(545)	51.52
Balance at January 2, 2015	2,823	$62.52	3.4	$69,199

Exercisable at January 2, 2015	2,026	$55.37	2.4	$64,112

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $87.02 as of January 2, 2015, the last trading date of the first quarter of fiscal year 2015, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of January 2, 2015, there was $8.4 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 26, 2014	1,126	$72.08
Granted	55	96.65
Vested	(349)	63.13
Cancelled or expired	(67)	64.14
Balance at January 2, 2015	765	$78.99

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

 As of January 2, 2015, unrecognized compensation expense totaling $32.4 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.
13. EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.
The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended
	January 2,	December 27,
(In thousands, except per share amounts)	2015	2013
Net earnings	$93,314	$97,960
Weighted average shares outstanding - basic	100,468	105,986
Dilutive effect of potential common shares	1,174	1,463
Weighted average shares outstanding - diluted	101,642	107,449
Net earnings per share - basic	$0.93	$0.92
Net earnings per share - diluted	$0.92	$0.91
Anti-dilutive employee shared based awards, excluded	504	357

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options and the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the awards or the sum of (a) the exercise price of the awards and (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share.

14. CPTC LOANS
In September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million (“Tranche A loan”) to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under the Tranche A loan was $115.3 million, reflecting the Company’s pro rata share of 69.75% of the obligation to fund the initial distribution and subsequent advances. In June 2014, the Company, through its Swiss subsidiary, entered into a series of agreements, including amending certain terms of the original loan agreement, pursuant to which J.P. Morgan assumed $45.0 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Pursuant to these agreements, J.P. Morgan purchased $38.1 million of the Company’s outstanding Tranche A loan at par value and was obligated to fund up to an additional $6.9 million of the remaining Tranche A loan commitment. Through these agreements, the Company’s Swiss subsidiary also increased its individual loan commitment by $10.0 million (“Tranche B loan”) and as a result, the Company’s maximum loan commitment under the Tranche A and Tranche B loans (collectively, referred to as the “CPTC Loans”) is $80.3 million reflecting the Company’s pro rata share of 45.8% of the total obligation to fund CPTC of $175.3 million.
As of January 2, 2015, the Company had loaned $68.5 million of its $70.3 million commitment under the Tranche A loan. The Company intends to sell all or a portion of its participation in its Tranche A loan before the maturity date. Upon the sale of all or a portion of the Tranche A loan, the Company will not be required to make further loan advances for the portion of the loan that is sold. As of January 2, 2015, the Company had loaned $9.8 million of its $10.0 million commitment under the Tranche B loan. The amounts loaned under the Tranche A and Tranche B loans include accrued interest. The CPTC loans are accounted for as available-for-sale securities and recorded at fair value. The Tranche A loan is classified as a short-term investment and included in current assets and the Tranche B loan is included in other assets on the Company’s Condensed Consolidated Balance Sheets. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Pursuant to the loan agreement, as amended in June 2014, the CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans are due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. During the second quarter of fiscal year 2015, CPTC did not make its first amortizing principal payment. ORIX, J.P. Morgan and the Company (collectively referred to as the "Lenders") and CPTC continue to operate under the original terms of the loan while CPTC continues to ramp up patient volumes and works with other investors and the Lenders on an additional equity raise and/or modification to the loan terms. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center.
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
As of January 2, 2015, the Company had recorded $19.2 million in accounts receivable from CPTC, compared to $20.1 million as of September 26, 2014. As of September 26, 2014, the outstanding Tranche A loan balance to CPTC was $66.2 million and the outstanding Tranche B loan balance was $9.4 million. The Company’s exposure to loss as a result of its involvement with CPTC is limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

15. SEGMENT INFORMATION
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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

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
The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended
	January 2,	December 27,
(In millions)	2015	2013
Revenues
Oncology Systems	$563.3	$541.4
Imaging Components	166.0	161.2
Total reportable segments	729.3	702.6
Other	8.6	8.9
Total company	$737.9	$711.5
Operating Earnings (Loss)
Oncology Systems	$126.1	$120.9
Imaging Components	41.2	40.7
Total reportable segments	167.3	161.6
Other	(13.6)	(14.2)
Corporate	(24.2)	(5.4)
Total company	$129.5	$142.0
Prior period numbers have been revised to conform to the current period’s presentation.

16. SUBSEQUENT EVENT
In the first quarter of fiscal year 2015, the Company announced an intention to submit an offer to acquire MeVis Medical Solutions AG ("MeVis"), a company based in Bremen, Germany that provides image processing software and services for cancer screening. Subsequent to the first quarter of fiscal year 2015, one of the Company's German subsidiaries formally launched the voluntary public tender offer to all MeVis shareholders to acquire their non-par value registered shares at a price of €17.50 per share, for an expected total payment of approximately €30 million, if all outstanding shares are tendered. The acquisition is expected to be completed in the third quarter of fiscal year 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of January 2, 2015 and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month periods ended January 2, 2015 and December 27, 2013, and the condensed consolidated statement of cash flows for the three-month periods ended January 2, 2015 and December 27, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 26, 2014, and the related consolidated statements of earnings and of comprehensive earnings, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 24, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 26, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
February 10, 2015

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
Total revenues increased 4%, net earnings decreased 5%, net earnings per diluted share increased 1%, and gross margin increased 0.8 percentage points in the first quarter of fiscal year 2015, compared to the year-ago period. During the first quarter of fiscal year 2015, operating expenses included $10.5 million of charges relating to our restructuring programs.
Gross orders increased 5% in Oncology Systems and 34% in Imaging Components in the first quarter of fiscal year 2015, compared to the year-ago period. Our backlog at January 2, 2015 was 13% higher than at the end of the first quarter of fiscal year 2014.
In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. The U.S. Dollar strengthened against the Japanese Yen and the Euro in the first quarter of fiscal year 2015, compared to the year-ago period. In the first quarter of fiscal year 2015, our total revenues increased 6% in constant currency and gross orders for Oncology Systems increased 8% in constant currency, each compared to the year-ago period. We expect that the recent significant fluctuations of the Euro, Swiss Franc and Japanese Yen against the U.S. Dollar will continue to have a negative impact on our financial performance for the rest of the fiscal year 2015.
During the first quarter of fiscal year 2015, our Rest of World region was consolidated into The Americas, EMEA and APAC. The Americas includes North America (primarily United States and Canada) and Latin America (previously reported within “Rest of World”). EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia (previously reported separately as “Asia”) and Australia (previously reported within “Rest of World”). Prior periods’ amounts have been reclassified to conform to the current period’s presentation.
Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically demand lower-priced products compared to developed markets. We have also seen a higher portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products.
Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and volumetric modulated arc therapy tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenue from quarter-to-quarter. We also believe that the Affordable Care Act, Accountable Care Organizations and bundled payment arrangements are causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased business variability.
In the radiation oncology markets outside of North America, we expect the market growth of our EMEA region will be mixed, with stronger growth in Eastern Europe, India, and Africa, offset by lower market growth in Western Europe where significant economic challenges continue. In APAC, we expect China to lead the region with sustainable growth off-setting a slower Japanese market. Our outlook for Latin America remains healthy. Overall, we believe the longer-term global radiation oncology market can grow, on average, in the mid-single-digit range.
In the first quarter of fiscal year 2015, Oncology Systems revenues increased 4% and gross margin increased by 0.7 percentage points compared to the year-ago period.
In the first quarter of fiscal year 2015, Oncology Systems gross orders increased 5%, compared to the year-ago period, primarily due to an increase of 13% in gross orders from our international regions, partially offset by a decrease of 3% in gross orders from North America. On a constant currency basis, Oncology Systems international gross orders increased 19% in the first quarter of fiscal year 2015, compared to the year-ago period.
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
In the first quarter of fiscal year 2015, Imaging Components revenues increased 3%, gross orders increased 34%, and gross margin increased by 0.9 percentage points compared to the year-ago period.
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
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 26, 2014 (the “2014 Annual Report”), as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”
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
Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2014 for each of our four reporting units with goodwill, (i) Oncology Systems, (ii) X-ray tubes and flat panel products (formerly “X-Ray Products”), (iii) Security and inspection products, and (iv) VPT, the fair value of each such reporting unit was substantially in excess of its carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $53.4 million in goodwill as of January 2, 2015, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, "Fair Value" of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first quarter of fiscal years 2015 and 2014.
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
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2015 is the 53-week period ending October 2, 2015, and fiscal year 2014 is the 52-week period ended September 26, 2014. The fiscal quarter ended January 2, 2015 was a 14-week period, and the fiscal quarter ended December 27, 2013 was a 13-week period.
Discussion of Results of Operations for the First Quarter of Fiscal Year 2015 Compared to the First Quarter of Fiscal Year 2014
Total Revenues

Revenues by sales classification	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Product	$475.8	$481.4	(1)%
Service	262.1	230.1	14%
Total Revenues	$737.9	$711.5	4%
Product as a percentage of total revenues	64%	68%
Service as a percentage of total revenues	36%	32%
Total revenues increased in the first quarter of fiscal year 2015, compared to the year-ago period due to an increase in revenues from Oncology Systems, and to a lesser extent an increase in revenues from Imaging Components.
Product revenues decreased in the first quarter of fiscal year 2015, compared to the year-ago period due to a decrease in revenues from Oncology Systems, partially offset by an increase in revenues from Imaging Components.
Service revenues increased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems.

Revenues by region	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Americas	$370.7	$299.3	24%
EMEA	207.3	239.5	(13)%
APAC	159.9	172.7	(7)%
Total Revenues	$737.9	$711.5	4%

North America	$355.3	$282.0	26%
International (1)	382.6	429.5	(11)%
Total Revenues	$737.9	$711.5	4%
North America as a percentage of total revenues	48%	40%
International as a percentage of total revenues	52%	60%
(1) We consider international revenues to be revenues outside of North America.
The Americas revenues increased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in North American Oncology Systems revenues.
EMEA revenues decreased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from Oncology Systems, and to a lesser extent a decrease in revenues from Imaging Components.
APAC revenues decreased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from Oncology Systems, partially offset by an increase in revenues from Imaging Components.
The U.S. Dollar was stronger against the Euro and the Japanese Yen in the first quarter of fiscal year 2015, compared to the year-ago period. On a constant currency basis, international revenues decreased 7% during the first quarter of fiscal year 2015, compared to the year-ago period.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Product	$308.8	$317.8	(3)%
Service	254.5	223.6	14%
Total Oncology Systems Revenues	$563.3	$541.4	4%
Product as a percentage of total Oncology Systems revenues	55%	59%
Service as a percentage of total Oncology Systems revenues	45%	41%
Oncology Systems revenues as a percentage of total revenues	76%	76%
Oncology Systems product revenues decreased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from hardware products as a result of strategic pricing and an unfavorable foreign currency impact, partially offset by an increase in revenues from software licenses.
Oncology Systems service revenues increased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and by an increased number of customers as the installed base of our products continues to grow. The extra week of operations during the first quarter of fiscal year 2015, compared to the year-ago period, also contributed to an increase of approximately $7.0 million in Oncology Systems service revenues.

Revenues by region	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Americas	$308.4	$240.3	28%
EMEA	167.8	189.5	(11)%
APAC	87.1	111.6	(22)%
Total Oncology Systems Revenues	$563.3	$541.4	4%

North America	$295.1	$224.9	31%
International	268.2	316.5	(15)%
Total Oncology Systems Revenues	$563.3	$541.4	4%
North America as a percentage of total Oncology Systems revenues	52%	42%
International as a percentage of total Oncology Systems revenues	48%	58%
The Americas Oncology Systems revenues increased in the first quarter of fiscal year 2015, compared to the year-ago period, due to increases in both product and service revenues. Product revenues from The Americas region increased primarily due to an increase in revenues from North American hardware products, and to a lesser extent an increase in revenues from North American software licenses. The increase in The Americas Oncology Systems services revenues during the first quarter of fiscal year 2015, compared to the year-ago period, was primarily from North American service revenues.
EMEA Oncology Systems revenues decreased in the first quarter of fiscal year 2015, compared to the year-ago period, due to a decrease from product revenues, partially offset by an increase in service revenues. Product revenues from the EMEA region decreased primarily due to a decrease in revenues from hardware products, partially offset by an increase in revenues from software licenses.
APAC Oncology Systems revenues decreased in the first quarter of fiscal year 2015, compared to the year-ago period, due to a decrease in product revenues, partially offset by an increase in service revenues. Product revenues from the APAC region decreased primarily due to a decrease in revenues from hardware products, and to lesser extent a decrease in revenues from software licenses.
The U.S. Dollar was stronger against the Euro and the Japanese Yen in the first quarter of fiscal year 2015, compared to the year-ago period. The combined impact of the currency exchange rates had a negative impact on the revenues of Oncology Systems during the first quarter of the fiscal year 2015, as compared to the year-ago period.
Varying cycles of higher and lower revenues between the North American and international regions are impacted by regional influences, which recently have included government stimulus programs, economic and political instability in some countries, uncertainty created by health care reform (such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States), and different technology adoption cycles that are consistent with the gross order patterns. See further discussion of orders under “Gross Orders.”
Imaging Components Revenues

Revenues by sales classification	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Product	$159.8	$155.8	3%
Service	6.2	5.4	14%
Total Imaging Components Revenues	$166.0	$161.2	3%
Product as a percentage of total Imaging Components revenues	96%	97%
Service as a percentage of total Imaging Components revenues	4%	3%
Imaging Components revenues as a percentage of total revenues	23%	23%

Imaging Components product revenues increased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues from X-ray flat panel products, and to a lesser extent an increase in revenues from security and inspection products, partially offset by a decrease in revenues from X-ray tube products.
All Imaging Components service revenues in the first quarter of fiscal year 2015 and 2014 were related to our security and inspection products. Service revenues increased in part due to the extra week of operations during the first quarter of fiscal year 2015, compared to the year-ago period.

Revenues by region	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Americas	$58.2	$57.0	2%
EMEA	37.0	43.2	(14)%
APAC	70.8	61.0	16%
Total Imaging Components Revenues	$166.0	$161.2	3%

North America	$56.0	$55.1	2%
International	110.0	106.1	4%
Total Imaging Components Revenues	$166.0	$161.2	3%
North America as a percentage of total Imaging Components revenues	34%	34%
International as a percentage of total Imaging Components revenues	66%	66%
The Americas Imaging Components revenues increased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues in North America. The increase in revenues in North America in the first quarter of fiscal year 2015, compared to the year-ago period, was primarily driven by an increase in revenues from security and inspection products.
EMEA Imaging Components revenues decreased in the first quarter of fiscal year 2015, compared to the year-ago period, due to a decrease in revenues from X-ray tube products, and to a lesser extent decreases in revenues from X-ray flat panel products and security and inspection products.
APAC Imaging Components revenues increased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues from X-ray flat panel products, and to a lesser extent increases in revenues from X-ray tube products and security and inspection products.
The difference in currency exchange rates between the U.S. Dollar and foreign currencies in the first quarter of fiscal year 2015, compared to the year-ago period, did not have a material impact on Imaging Components international revenues because sales transactions in Imaging Components are primarily denominated in U.S. Dollars.
Other Revenues

Revenues by sales classification	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Product	$7.2	$7.8	(7)%
Service	1.4	1.1	27%
Total Other revenues	$8.6	$8.9	(2)%
Other revenues as a percentage of total revenues	1%	1%
Revenues in our “Other” category, which is comprised of VPT and GTC, decreased slightly in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in VPT product revenues.

Gross Margin

	Three Months Ended
Dollars by segment	January 2,	December 27,	Percent
	2015	2013	Change
(Dollars in millions)
Oncology Systems	$256.7	$243.1	6%
Imaging Components	70.0	66.6	5%
Other	0.3	(0.1)	n/m
Gross margin	$327.0	$309.6	6%

Percentage by segment
Oncology Systems	45.6%	44.9%
Imaging Components	42.2%	41.3%
Total Company	44.3%	43.5%
n/m = not meaningful
Total gross margin percentage increased in the first quarter of fiscal year 2015 compared to the year-ago period due to increases in Oncology Systems and Imaging Components gross margin percentages. Total product gross margin was 35.7% in the first quarter of fiscal year 2015, compared to 38.0% for the year-ago period. Total service gross margin was 59.9% in the first quarter of fiscal year 2015, compared to 55.1% for the year-ago period.
Oncology Systems gross margin percentage increased in the first quarter of fiscal year 2015, as compared to the year-ago period, primarily due to an increase in service revenues.
Oncology Systems product gross margin percentage was 33.7% for the first quarter of fiscal year 2015, compared to 37.4% for the year-ago period, primarily due to strategic pricing and an unfavorable foreign currency impact, partially offset by a favorable hardware and geographic mix. Oncology Systems service gross margin was 60.0% for the first quarter of fiscal year 2015, compared to 55.6% for the year-ago period due to cost containment and an increase in service revenues.
Imaging Components gross margin percentage increased in the first quarter of fiscal year 2015, compared to the year-ago period, due to a higher mix of X-ray flat panel sales which generally have higher margins, and increases in gross margin percentages from X-ray tube products, security and inspection products, partially offset by a decrease in gross margin percentage in X-ray flat panel products. The increase in gross margin percentage in X-ray tube products in the first quarter of fiscal year 2015, compared to the year-ago period, was primarily due to improved quality costs. The increase in gross margin percentage in security and inspection products in the first quarter of fiscal year 2015, compared to the year-ago period, was due to a favorable product mix. The decrease in gross margin percentage in X-ray flat panel products in the first quarter of fiscal year 2015, compared to the year-ago period, was primarily due to increased pricing pressure.
Research and Development

	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Research and development	$57.1	$58.0	(2)%
Research and development as a percentage of total revenues	8%	8%

The $0.9 million decrease in research and development expenses in the first quarter of fiscal year 2015, compared to the year-ago period, was due to decreases in expenses of $1.8 million in Oncology Systems and $0.5 million in the "Other" category, partially offset by an increase in expenses of $1.4 million in Imaging Components. The $1.8 million and $0.5 million decreases in expenses in Oncology Systems and in the "Other" category were due to a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars, and lower labor expenses on existing projects. The $1.4 million increase in Imaging Components was primarily due to new product development projects and enhancement of existing X-ray tube and flat panel products.

Selling, General and Administrative

	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Selling, general and administrative	$140.5	$109.6	28%
Selling, general and administrative as a percentage of total revenues	19%	15%
The $30.9 million increase in selling, general and administrative expenses in the first quarter of fiscal year 2015, compared to the year-ago period was primarily attributable to: an $11.6 million increase in employee-related costs due to an increase in headcount to support our growing business activities; a $10.5 million restructuring charge related to our enhanced retirement program and workforce reduction in the first quarter of fiscal year 2015; an $8.1 million increase in bad debt expense, which included a $4.9 million increase in bad debt expense relating to a reserve for a receivable in Venezuelan Bolivars due to foreign currency exchange issues; and a loss of $2.1 million in the first quarter of fiscal year 2015, compared to a gain of $0.5 million in the first quarter of fiscal year 2014, related to hedging balance sheet exposures from our various foreign subsidiaries and business units. These increases were partially offset by a $2.0 million favorable currency impact when foreign-currency denominated sales, general and administrative expenses were translated into U.S. Dollars.
Interest Income, Net

	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Interest income, net	$1.0	$0.4	167%
Interest income, net of interest expense, increased in the first quarter of fiscal year 2015, compared to the year-ago period primarily due to higher interest income generated from our loan to California Proton Treatment Center, LLC (“CPTC”), partially offset by a higher interest expense associated with increased borrowings from our credit facility.
Taxes on Earnings

	Three Months Ended
	January 2,	December 27,	Percent
	2015	2013	Change
Effective tax rate	28.5%	31.2%	(3)%
The decrease in our effective tax rate in the first quarter of fiscal year 2015, compared to the year-ago period, was primarily because the first quarter of fiscal year 2015 included the retroactive reinstatement of the federal research and development credit.
Our effective tax rate is impacted by the percentage of our total earnings that come from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuation from period to period. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2014 Annual Report.
Net Earnings Per Diluted Share

	Three Months Ended
	January 2,	December 27,	Percent
	2015	2013	Change
Net earnings per diluted share	$0.92	$0.91	1%
The increase in earnings per diluted share in the first quarter of fiscal year 2015, compared to the year-ago period, was due to increases in revenues and gross margin, partially offset by an increase in selling, general and administrative expenses and the impact of changes in foreign currency exchange rates. The decrease in the effective tax rate, and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases also contributed to an increase in the earnings per diluted share.
Gross Orders

Total Gross Orders (by segment)	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Oncology Systems	$561.7	$533.3	5%
Imaging Components	162.7	121.4	34%
Other	1.4	0.7	91%
Total Gross Orders	$725.8	$655.4	11%
Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, for businesses other than VPT, when shipment of the product (or in the case of certain highly customized security and inspection products, construction of the product) is expected to occur within two years, so long as any contingencies are deemed perfunctory. However, we will not record security and inspection products orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not record VPT orders if there are major financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or customer board approval contingencies pending. We perform a quarterly review to verify that outstanding orders remain valid.
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
Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Americas	$274.7	$281.0	(2)%
EMEA	179.6	160.8	12%
APAC	107.4	91.5	17%
Total Oncology Systems Gross Orders	$561.7	$533.3	5%

North America	$251.1	$258.6	(3)%
International	310.6	274.7	13%
Total Oncology Systems Gross Orders	$561.7	$533.3	5%

The Americas Oncology Systems gross orders decreased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in gross orders from North America. The decrease in gross orders from North America during the first quarter of fiscal year 2015, compared to the year-ago period was due to a decrease in gross orders from hardware products, and to a lesser extent a decrease in gross orders from software licenses, partially offset by an increase in gross orders from services.
EMEA Oncology Systems gross orders increased in the first quarter of fiscal year 2015, compared to the year-ago period, due to increases in gross orders from hardware products, software licenses, and services. APAC Oncology Systems gross orders increased in the first quarter of fiscal year 2015, compared to the year-ago period, due to increases in gross orders from hardware products, services, and software licenses.
Oncology Systems gross orders within our international regions were negatively impacted by currency exchange rates in the first quarter of fiscal year 2015, compared to the year-ago period. Oncology Systems gross orders increased 8% on a constant currency basis in the first quarter of fiscal year 2015, compared to the year-ago period. On a constant currency basis, international Oncology Systems gross orders increased 19% in the first quarter of fiscal year 2015, compared to the year-ago period.
The extra week of operations during the first quarter of fiscal year 2015, compared to the year-ago period, contributed to an increase of approximately $7.0 million in Oncology Systems gross orders.
The trailing 12 months growth in gross orders for Oncology Systems at the end of the first quarter of fiscal year 2015 and at the end of each of the previous three fiscal quarters were:

	Total	North America	International
January 2, 2015	5%	4%	6%
September 26, 2014	5%	7%	4%
June 27, 2014	3%	1%	5%
March 28, 2014	5%	1%	9%
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
Imaging Components Gross Orders

Gross Orders by region	Three Months Ended
	January 2,	December 27,	Percent
(Dollars in millions)	2015	2013	Change
Americas	$49.4	$35.6	39%
EMEA	33.4	37.4	(11)%
APAC	79.9	48.4	65%
Total Imaging Components Gross Orders	$162.7	$121.4	34%

North America	$47.3	$34.2	38%
International	115.4	87.2	32%
Total Imaging Components Gross Orders	$162.7	$121.4	34%
The Americas Imaging Components gross orders increased in the first quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in gross orders from North America. North American gross orders increased in the first quarter of fiscal year 2015, compared to the year-ago period, due to an increase in gross orders from X-ray flat panel products.
EMEA Imaging Components gross orders decreased in the first quarter of fiscal year 2015, compared to the year-ago period due to decreases in gross orders from X-ray flat panel products and security and inspection products, partially offset by an increase in gross orders from X-ray tube products.

APAC Imaging Components gross orders increased in the first quarter of fiscal year 2015, compared to the year-ago period primarily due to an increase in gross orders from X-ray flat panel products, and to a lesser extent an increase in gross orders from X-ray tube products, partially offset by a decrease in gross orders from security and inspection products.
Other Gross Orders
The increase in gross orders in the “Other” category in the first quarter of fiscal year 2015, compared to the year-ago period, was due to an increase in gross orders from VPT.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Our backlog at January 2, 2015 was $3.1 billion, which was an increase of 13% over the backlog at December 27, 2013. Our Oncology Systems backlog at January 2, 2015 was 8% higher than the backlog at December 27, 2013, which reflected a 20% increase for the international region and a 3% decrease for North America.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate and other adjustments. In the first quarter of fiscal years 2015 and 2014, our backlog adjustments were $33.8 million and $46.4 million, respectively.
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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

	January 2,	September 26,
(In millions)	2015	2014	Increase
Cash and cash equivalents	$904.4	$849.3	$55.1
The increase in cash and cash equivalents in the first quarter of fiscal year 2015 was primarily due to $100.0 million of cash borrowed under our revolving credit facility, $79.0 million of cash provided by operating activities and $34.8 million of cash provided by stock option exercises and employee stock purchases. These increases were partially offset by $125.5 million of cash used for the repurchase of shares of VMS common stock, $21.7 million used for purchases of property, plant, and equipment and $12.5 million used for repayments under our term loan facility.
At January 2, 2015, we had approximately $46.6 million, or 5%, of total cash and cash equivalents in the United States. Approximately $857.8 million, or 95%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of January 2, 2015, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, acquisitions and other lawful corporate purposes.

Cash Flows

	Three Months Ended
	January 2,	December 27,
(In millions)	2015	2013
Net cash flow provided by (used in):
Operating activities	$79.0	$43.3
Investing activities	(25.6)	(35.8)
Financing activities	(7.3)	(154.6)
Effects of exchange rate changes on cash and cash equivalents	9.0	0.4
Net increase / (decrease) in cash and cash equivalents	$55.1	$(146.7)
Our primary cash inflows and outflows for the first quarter of fiscal year 2015, as compared to the first quarter of fiscal year 2014, were as follows:

•
In the first quarter of fiscal year 2015, we generated net cash from operating activities of $79.0 million, compared to $43.3 million in the first quarter of fiscal year 2014. The $35.7 million increase in net cash from operating activities in the first quarter of fiscal year 2015 compared to the year-ago period was primarily driven by increases of $20.9 million in net change from operating assets and liabilities (working capital items) and $19.4 million from non-cash items, partially offset by a decrease of $4.6 million in net earnings.

•	The major contributors to the net change in working capital items in the first quarter of fiscal year 2015 were as follows:

◦	Accounts receivable decreased $43.7 million due to timing of collections.

◦	Inventories increased $62.1 million due to anticipated customer demand for products in Oncology Systems and Imaging Components.

◦	Accounts payable decreased $37.0 million primarily due to the timing of payments processed.

◦	Accrued expenses and other liabilities decreased $25.6 million primarily because of the timing of our payments for employee incentives.

◦
Deferred revenues and advance payments from customers increased by $22.6 million due to receipts of down payments for orders for which revenues have not been recognized and due to the nature of contracts and timing of customer acceptances primarily in Oncology Systems.

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

•
In the first quarter of fiscal year 2015, we used $25.6 million for investing activities compared to $35.8 million used in the first quarter of fiscal year 2014. In the first quarter of fiscal year 2015, we used $21.7 million for purchases of property, plant and equipment, $3.0 million for notes receivable and $0.9 million to fund a portion of our loan commitment to CPTC. In the first quarter of fiscal year 2014, we used $24.5 million for purchases of property, plant and equipment and $9.9 million to fund a portion of our loan commitment to CPTC.

•
In the first quarter of fiscal year 2015, we used $7.3 million for financing activities compared to $154.6 million used in the first quarter of fiscal year 2014. In the first quarter of fiscal year 2015, we used $125.5 million for the repurchase of VMS common stock, $12.5 million for repayments under our term loan facility, and $11.4 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $100.0 million in borrowings under revolving credit facilities, $34.8 million of proceeds from employee stock option exercises and employee stock purchases and $6.2 million in excess tax benefits from share-based compensation. In the first quarter of fiscal 2014, we used $155.5 million for the repurchase of VMS common stock, $25.0 million for repayments under our term loan facility and $8.3 million for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $30.6 million of proceeds from employee stock option exercises and employee stock purchases and $3.9 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2.9% of revenues in fiscal year 2015.
As further described under “Contractual Obligations” below, we have loaned $78.3 million (including accrued interest) to CPTC as of January 2, 2015. We expect CPTC to continue to draw down on the loans. As of January 2, 2015, our remaining outstanding commitment to loan CPTC is up to $2.0 million to fund the construction and initial operations of the Scripps Proton Therapy Center.
On August 27, 2013, we entered into a Credit Agreement (as amended to date) with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million and the aggregate commitments under the 2013 Revolving Credit Facility may be increased by up to $200 million, subject to certain conditions being met, including lender approval. We may prepay, reduce or terminate the commitments without penalty. The 2013 Credit Facility contains provisions that limit our ability to pay cash dividends. The proceeds of the 2013 Credit Facility will be used for working capital, capital expenditures, permitted Company share repurchases, permitted acquisitions and other lawful corporate purposes.
At January 2, 2015, borrowings under the 2013 Term Loan Facility totaled $425.0 million with a weighted average interest rate of 1.28%. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%.At January 2, 2015, there was $100.0 million outstanding on the 2013 Revolving Credit Facility with a weighted average interest rate of 1.54%. As of September 26, 2014, there were no amounts outstanding on the 2013 Revolving Credit Facility.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in March 2015. There were no outstanding amount under the Sumitomo Credit Facility as of January 2, 2015 and September 26, 2014. See Note 6, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for at least the next 12 months and into the foreseeable future. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock, fund loan commitments and other strategic investments.
Total debt as a percentage of total capital increased to 24.5% at January 2, 2015 from 21.3% at September 26, 2014 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 2.03 to 1 at January 2, 2015 from 2.08 to 1 at September 26, 2014.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 85 days at January 2, 2015 compared to 94 days at December 27, 2013. Excluding VPT, DSO was 77 days at January 2, 2015 compared to 84 days at December 27, 2013. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of continued economic instability. As of January 2, 2015, approximately 4% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.

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
In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. We repurchased a total of 250,000 shares of VMS common stock during the three months ended January 2, 2015 under this program. As of January 2, 2015, no shares of VMS common stock remained available for repurchase under this repurchase authorization.
In August 2014, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. we repurchased a total of 1,250,000 shares of VMS common stock during the three months ended January 2, 2015 under this program. As of January 2, 2015, 4,750,000 shares of VMS common stock remained available for repurchase under the August 2014 authorization. Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.
All shares that were repurchased under our stock repurchase programs have been retired.
On November 7, 2014, we signed an accelerated share repurchase agreement (the "Repurchase Agreement") with J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”). Pursuant to the agreement, on January 6, 2015, we paid $45.0 million to J.P. Morgan and J.P. Morgan delivered 419,874 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. The repurchase period will end on March 27, 2015, provided that J.P. Morgan has the right to accelerate the end of the repurchase period beginning on January 16, 2015. The specific number of shares that we ultimately will repurchase under this agreement will be based on the volume weighted average share price of VMS common stock during the repurchase period, less a discount, such that we might be entitled to receive additional shares of VMS common stock from J.P. Morgan or we might be required to deliver VMS shares or, at our option, make a cash payment to J.P. Morgan.
On February 3, 2015, we signed an accelerated share repurchase agreement with BofA. Pursuant to the agreement, on April 7, 2015, we will pay $70.0 million to BofA and BofA will deliver approximately 80% of the shares of VMS common stock expected to be repurchased. We have the right to cancel this agreement at any time prior to April 7, 2015.
On February 4, 2015, we signed an accelerated share repurchase agreement with J.P. Morgan. Pursuant to the agreement, on July 8, 2015, we will pay $45.0 million to J.P. Morgan and J.P. Morgan will deliver approximately 80% of the shares of VMS common stock expected to be repurchased. We have the right to cancel this agreement at any time prior to July 7, 2015.
See Note 11, "Stockholders' Equity" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of January 2, 2015, our liability for uncertain tax positions was $44.8 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.
As further described in Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, as of January 2, 2015, we accrued $9.5 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.
In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we and Siemens will collaborate to develop interfaces that will enable our ARIA oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, we committed to make certain payments, including up to $10 million in fixed fees and $20 million in license fees, in the event that certain product development milestones are achieved. We will also pay for additional licenses beyond minimum quantities set forth in the agreement. We expect that these interfaces will be commercialized as part of our ARIA oncology information system offering to customers. As of January 2, 2015, the outstanding fixed fees and license fees commitment under the Siemens agreement was $5.5 million and $12.0 million, respectively.
As further described in Note 14, "CPTC Loans" of the Notes to the Condensed Consolidated Financial Statements, we participated, through our Swiss subsidiary, in a $165.3 million loan (“Tranche A loan”) to CPTC, under which we committed to loan up to $115.3 million, to finance the construction and initial operations of the Scripps Proton Therapy Center. On June 10, 2014, we entered into a series of agreements pursuant to which J.P. Morgan assumed $45.0 million of our original maximum commitment reducing our commitment under the Tranche A loan facility to $70.3 million. Through these agreements, our Swiss subsidiary also increased its individual loan commitment by another $10.0 million (“Tranche B loan”). As of January 2, 2015, our outstanding commitment under the Tranche A and Tranche B Loans was $1.8 million and $0.2 million, respectively. We expect to use our cash abroad to meet funding requirements under this loan facility. We intend to sell all or a portion of our Tranche A loan before the maturity date of September 2017. We will not be required to make further loan advances for the portion of the Tranche A loan that is sold.
As further described in Note 5, "Related Party Transactions" of the Notes to the Condensed Consolidated Financial Statements, as of January 2, 2015, we had an estimated fixed cost commitment of $13.3 million related to dpiX’s amended agreement, for the remaining nine months of fiscal year 2015. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year.
As part of the our plan to enhance operational performance through productivity initiatives, we offered an enhanced retirement program to our qualifying employees across all reporting segments during the fourth quarter of fiscal year 2014. The program required the participating employees to submit their applications by October 10, 2014, and as a result, the restructuring charges relating to this program were primarily incurred in the first quarter of fiscal year 2015. We incurred additional restructuring charges across all reporting segments for workforce reductions during the first quarter of fiscal year 2015. In connection with the above mentioned restructuring programs, during the first quarter of fiscal year 2015, we incurred restructuring charges of approximately $10.5 million, of which, $1.0 million was paid in cash during the three months ended January 2, 2015 and the remaining amount is expected to be paid over the remainder of fiscal year 2015. We expect to recognize additional restructuring charges of $1.8 million in the remaining nine months of fiscal year 2015 in connection with the above mentioned programs, the majority of which are expected to be incurred in the second quarter of fiscal year 2015.
Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2014 Annual Report.
Subsequent Event
In the first quarter of fiscal year 2015, we announced an intention to submit an offer to acquire MeVis Medical Solutions AG ("MeVis"), a company based in Bremen, Germany that provides image processing software and services for cancer screening. Subsequent to the first quarter of fiscal year 2015, one of our German subsidiaries formally launched the voluntary public tender offer to all MeVis shareholders to acquire their non-par value registered shares at a price of €17.50 per share, for an expected total payment of approximately €30 million, if all outstanding shares are tendered. The acquisition is expected to be completed in the third quarter of fiscal year 2015.
Contingencies
Environmental Remediation Liabilities
For a discussion of environmental remediation liabilities, see Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.
Other Matters
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of January 2, 2015, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
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
Credit Risk and Counterparty Risk
We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts. We are also exposed to credit loss in the event of default by counterparties of our notes receivable or by CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. Even though, during the second quarter of fiscal year 2015, CPTC did not make its first amortizing principal payment, ORIX, J.P. Morgan and the Company (collectively referred to as the "Lenders") and CPTC continue to operate under the original terms of the loan while CPTC continues to ramp up patient volumes and works with other investors and the Lenders on an additional equity raise and/or modification to the loan terms. In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on our credit facilities as described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the economic downturn of 2008 and accompanying contraction in the credit markets heighten these risks. Concerns ove

r continued economic instability could make it more difficult for us to collect outstanding receivables and could adversely impact our liquidity.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of January 2, 2015 were $306.1 million and $116.5 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio consisted of cash and cash equivalents and available-for-sale investments as of January 2, 2015. The principal amount of cash and cash equivalents at January 2, 2015 totaled $904.4 million with a weighted average interest rate of 0.21%. At January 2, 2015, our available-for-sale investments represented loans of $78.3 million (including accrued interest) to CPTC, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are classified as available-for-sale securities and carried at fair value.
The 2013 Credit Facility, which includes the 2013 Revolving Credit Facility and the 2013 Term Loan Facility, allows us to borrow up to a maximum amount of $500 million under the 2013 Term Loan Facility and $300 million under the 2013 Revolving Credit Facility.
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
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of January 2, 2015, there were no outstanding balances under the Sumitomo Credit Facility.

We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our term loan facility and revolving credit facility. As of January 2, 2015, borrowings under the 2013 Term Loan Facility totaled $425.0 million with a weighted average interest rate of 1.28% and borrowings under the 2013 Revolving Credit Facility totaled $100.0 million with a weighted average interest rate of 1.54%. If our total borrowings under the 2013 Credit Facility remained at the level as of January 2, 2015 for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $5.3 million. See Note 6, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The estimated fair value of our short-term borrowings at January 2, 2015 approximated the principal amounts because of their short maturity.
The fair value of our loans to CPTC was $78.3 million at January 2, 2015, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value.
The estimated fair value of our term loan payable in fiscal year 2018, at January 2, 2015, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 8, “Commitments and Contingencies” to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2014 Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.
IF OUR PRODUCTS AND PRODUCT LINES FAIL TO CONTINUE TO MEET CUSTOMER DEMANDS, OUR PRODUCTS MAY BECOME LESS USEFUL OR OBSOLETE AND OUR OPERATING RESULTS WILL SUFFER
We believe that IMRT, including volumetric modulated arc therapy, and IGRT have become accepted standards for treatment in the radiation oncology market. Demand for our IMRT and IGRT products have been the drivers for our gross orders and revenues in Oncology Systems and, because of the significance of Oncology Systems, in our business in general. We have introduced products such as TrueBeam, a line of linear accelerators for radiotherapy and radiosurgery, and UNIQUE, a less complex, low-energy linear accelerator for the more price sensitive emerging markets, to meet the evolving needs of our IMRT and IGRT customers. We believe TrueBeam is a valuable tool for clinicians in the fight against cancer and will stimulate faster replacement of older systems in our installed base. We also believe that our RapidArc products for volumetric modulated arc therapy are a significant advance in IMRT treatments and can help drive longer term demand for our linear accelerators and IMRT- and IGRT-related products. Orders for these products and products lines have contributed greatly to our orders and revenue growth and are keys to our future success. If our customers do not purchase these products or prefer competitive products, or if future studies call into question the effectiveness of these or our other IMRT or IGRT products (including other volumetric modulated arc therapy products) or show negative side effects, or if other more effective technologies are introduced, our gross orders, revenues and financial results could suffer. As more institutions buy or upgrade to achieve IMRT and IGRT capabilities, the market for these products (including volumetric modulated arc therapy products) may become saturated. Alternatively, the marketplace may conclude that functions and features of our products should no longer be an element of a generally accepted diagnostic or treatment regimen. If this occurs, the market for our products may be adversely affected and they may become less useful or obsolete.
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
In our Oncology Systems and Imaging Components businesses, as well as in our other product lines, we may be unable to accurately anticipate changes in our markets and the direction of technological innovation and demands of our customers. Our competitors may develop products or processes that are superior to, more cost efficient than, or more compelling than those we offer or can then offer. If this occurs, the market for our products may be adversely affected and our products may become less useful or obsolete. Any development adversely affecting the markets for our products would force us to reduce production volumes or to discontinue manufacturing one or more of our products or product lines and would reduce our revenues and earnings.

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
Our ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, are affected by our ability to:

•	properly identify customer needs or long-term customer demands;

•	prove the feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	timely and efficiently comply with internal quality assurance systems and processes;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	price our products competitively and profitably;

•
manufacture, deliver and install our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products;

•	appropriately manage our supply chain;

•	manage customer acceptance and payment for products;

•	manage customer demands for retrofits of both new and old products; and

•	anticipate, respond to and compete successfully with competitors.
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

We conduct business globally. Our international revenues accounted for approximately 52% and 60% of revenues from continuing operations during the first quarter of fiscal year 2015 and 2014, respectively, and approximately 57%, 57% and 56% of our total revenues during fiscal years 2014, 2013 and 2012, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

•	currency fluctuations;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region, in particular emerging markets;

•	the longer payment cycles associated with many foreign customers;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	changes in the political, regulatory, safety or economic conditions in a country or region;

•	the imposition by governments of additional taxes, tariffs, global economic sanctions programs (such as the Russia-Ukraine sanctions) or other restrictions on foreign trade;

•	the longer period in the international region from placement of any order to revenue recognition;

•	any inability to obtain export licenses and other required export or import licenses or approvals;

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
As of January 2, 2015, approximately 95% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
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

OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY
The global economy has been impacted by a number of economic and political factors, including recently the Russia-Ukraine sanctions. In many markets, these conditions have shrunk capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and sometimes freeze, delay or dramatically reduce, purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect our results from period to period, making it difficult for investors to compare our financial results. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.
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

Within the EEA, we must affix a CE mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. On 26 September 2012, the European Commission adopted a Proposal for a Regulation of the European Parliament and of the Council on medical devices and a Proposal for a Regulation of the European Parliament and of the Council on in vitro diagnostic medical devices which will, once adopted by the European Parliament and by the Council, replace the existing three medical devices directives. Since negotiation by member states of the available drafts are still ongoing, no publication of the new directive is expected until 2016. The new proposal imposes more strict requirements for the placing in the market of medical devices as well as on the Notified Bodies. we may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.
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

CHANGES TO RADIATION ONCOLOGY AND OTHER REIMBURSEMENTS AND CHANGES IN INSURANCE DEDUCTIBLES AND ADMINISTRATION MAY AFFECT DEMAND FOR OUR PRODUCTS
Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations; and preferred provider organizations. In general, employers and third-party payors in the United States have become increasingly cost-conscious, with higher deductibles imposed or encouraged in many medical plans. The imposition of higher deductibles tends to restrain individuals from seeking the same level of medical treatments as they might seek if the costs they bear are lower, particularly in the medical diagnostic portion of our business. Third-party payors have also increased utilization controls related to the use of our products by healthcare providers.
Furthermore, there is no uniform policy on reimbursement among third-party payors, and we cannot be sure that third-party payors will reimburse our customers for procedures using our products that will enable us to achieve or maintain adequate sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited.
Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by CMS to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States. From time to time, CMS and third-party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and ACOs. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on our revenues and stock price.
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

In addition, our hedging program is designed to hedge currency movements on a relatively short-term basis (typically up to the next twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. Long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. Dollar. The volatility of the U.S. Dollar that we have experienced over the last several years, and in particular since the fourth quarter of fiscal year 2014, has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. Changes in monetary or other policies here and abroad, including as a result of economic and or political instability, or in reaction thereto, would also likely affect foreign currency exchange rates. Furthermore, in the event that one or more European countries were to replace the Euro with another currency, our sales into these countries, or into Europe generally, would likely be adversely affected until such time as stable exchange rates are established.
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
OPEN ARCHITECTURE IS BECOMING INCREASINGLY IMPORTANT, AND SALES OF OUR PRODUCTS COULD FALL IF WE FAIL TO ACHIEVE THIS
As radiation oncology treatment becomes more complex, our customers are increasingly focusing on ease-of-use and interconnectivity. Our equipment and software are highly sophisticated and require a high level of training and education to use them competently and safely-requirements made even more important because they work together within integrated environments. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) making our software products easier to use and (iii) reducing setup and treatment times to increase patient throughput. We have emphasized an “open systems” approach that allows customers to “mix and match” our individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation and chemotherapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and volumetric modulated arc therapy and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to increase interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.
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
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, in the third quarter of fiscal year 2014 we paid $35.6 million to settle a patent infringement lawsuit relating to our Real-time Position Management™ technology initiated in 2007 by the University of Pittsburgh. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to us, and even if a third party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. As such, we could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could adversely impact our business and results of operations.
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
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of January 2, 2015, the goodwill of VPT was $53.4 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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
Moreover, we manufacture and sell products that rely upon software systems to operate properly, that allow our customers to store confidential information about their patients and that often reside within our customers' information technology infrastructures. While we have implemented security measures to protect our products from unauthorized access, these measures cannot fully secure the information stored in our customers’ systems at their locations or at remote servers accessible through the internet. A breach of network security and systems or other events could disrupt access to our customers' stored information, such as the patient treatment delivery instructions used by our products, and could also cause the loss of, damage to or public disclosure of our customers’ stored information, including patient health information. A breach or inappropriate access to our customers' stored information related to our products could have serious negative consequences for our business, including possible injury to patients, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.

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
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of January 2, 2015, customer contracts with remaining terms of more than one year amounted to approximately four percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 27, 2014 - October 24, 2014	500,000	$80.62	500,000	5,750,000
October 25, 2014 - November 21, 2014	1,000,000	$85.23	1,000,000	4,750,000
November 22, 2014 - January 2, 2015	—	$—	—	4,750,000
Total	1,500,000	$83.69	1,500,000

(1)
In August 2014, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. As of January 2, 2015, 4,750,000 shares of VMS common stock remained available for repurchase under the August 2014 authorization. Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.

The preceding table excludes 129,501 shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated: February 10, 2015	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
15.1	Letter Regarding Unaudited Interim Financial Information.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document