Form 10-Q
period 2015-04-03
VARIAN MEDICAL SYSTEMS INC
filed 2015-05-12
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,797,043 shares of common stock, par value $1 per share, outstanding as of May 1, 2015.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended April 3, 2015

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Product	$513,765	$541,940	$989,595	$1,023,376
Service	245,641	236,566	507,665	466,632
Total revenues	759,406	778,506	1,497,260	1,490,008
Cost of revenues:
Product	330,458	344,512	636,275	643,046
Service	106,410	105,684	211,439	209,073
Total cost of revenues	436,868	450,196	847,714	852,119
Gross margin	322,538	328,310	649,546	637,889
Operating expenses:
Research and development	59,312	60,677	116,388	118,680
Selling, general and administrative	117,190	114,959	257,672	224,541
Litigation settlement	—	25,130	—	25,130
Total operating expenses	176,502	200,766	374,060	368,351
Operating earnings	146,036	127,544	275,486	269,538
Interest income	3,044	2,458	6,084	4,723
Interest expense	(2,001)	(1,855)	(4,046)	(3,748)
Earnings before taxes	147,079	128,147	277,524	270,513
Taxes on earnings	41,110	35,359	78,241	79,765
Net earnings	$105,969	$92,788	$199,283	$190,748
Net earnings per share - basic	$1.06	$0.89	$1.99	$1.82
Net earnings per share - diluted	$1.05	$0.88	$1.97	$1.79
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	100,157	104,152	100,315	105,038
Weighted average shares outstanding - diluted	101,026	105,446	101,341	106,414

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2015	2014	2015	2014
Net earnings	$105,969	$92,788	$199,283	$190,748
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax (expense) benefit of $39 and $80 for the three and six months ended April 3, 2015, respectively, and ($6) and ($12) for the corresponding periods of fiscal year 2014, respectively	(40)	37	(78)	75
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($115) and ($231) for the three and six months ended April 3, 2015, respectively, and ($100) and ($201) for the corresponding periods of fiscal year 2014, respectively	505	435	1,009	870
	465	472	931	945
Unrealized gain (loss) on derivatives:
Increase (decrease) in unrealized gain, net of tax (expense) benefit of ($455) and ($739) for the three and six months ended April 3, 2015, respectively, and $419 and ($779) for the corresponding periods of fiscal year 2014, respectively	763	(685)	1,238	1,299
Reclassification adjustments, net of tax benefit of $701 and $1,027 for the three and six months ended April 3, 2015, respectively, and $610 and $479 for the corresponding periods of fiscal year 2014, respectively	(1,176)	(1,017)	(1,721)	(798)
	(413)	(1,702)	(483)	501
Currency translation adjustment	(18,170)	(479)	(30,460)	990
Other comprehensive earnings (loss)	(18,118)	(1,709)	(30,012)	2,436
Comprehensive earnings	$87,851	$91,079	$169,271	$193,184

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3,	September 26,
(In thousands, except par values)	2015	2014 (1)
Assets
Current assets:
Cash and cash equivalents	$862,223	$849,275
Short-term investment	70,075	66,176
Accounts receivable, net of allowance for doubtful accounts of $26,973 at April 3, 2015 and $20,317 at September 26, 2014	707,927	731,929
Inventories	651,779	572,261
Prepaid expenses and other current assets	177,770	148,562
Deferred tax assets	120,577	125,962
Total current assets	2,590,351	2,494,165
Property, plant and equipment, net	334,807	337,999
Goodwill	232,633	240,626
Other assets	301,745	284,500
Total assets	$3,459,536	$3,357,290
Liabilities and Equity
Current liabilities:
Accounts payable	$164,075	$187,377
Accrued expenses	285,377	324,409
Deferred revenues	447,755	421,845
Advance payments from customers	182,256	170,724
Product warranty	41,305	47,299
Short-term borrowings	100,000	—
Current maturities of long-term debt	50,000	50,000
Total current liabilities	1,270,768	1,201,654
Long-term debt	362,500	387,500
Other long-term liabilities	147,945	151,716
Total liabilities	1,781,213	1,740,870
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized;100,201 and 100,942 shares issued and outstanding at April 3, 2015 and at September 26, 2014, respectively	100,201	100,942
Capital in excess of par value	687,348	642,848
Retained earnings	975,383	931,241
Accumulated other comprehensive loss	(88,623)	(58,611)
Total Varian stockholders' equity	1,674,309	1,616,420
Noncontrolling interest	4,014	—
Total equity	1,678,323	1,616,420
Total liabilities and equity	$3,459,536	$3,357,290

(1) The condensed consolidated balance sheet as of September 26, 2014 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 3,	March 28,
(In thousands)	2015	2014
Cash flows from operating activities:
Net earnings	$199,283	$190,748
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	25,238	18,640
Tax benefits from exercises of share-based payment awards	11,144	8,544
Excess tax benefits from share-based compensation	(11,138)	(8,482)
Depreciation	30,111	28,701
Amortization of intangible assets	3,286	1,938
Deferred taxes	16,399	(14,567)
Provision for doubtful accounts receivable	6,682	5,633
(Income) loss from equity investment in affiliate	(525)	600
Other, net	2,039	(1,553)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	(17,457)	(99,465)
Inventories	(92,951)	(23,062)
Prepaid expenses and other assets	(20,987)	(5,354)
Accounts payable	(12,833)	(16,309)
Accrued expenses and other liabilities	(43,159)	45,074
Deferred revenues and advance payments from customers	37,134	38,027
Net cash provided by operating activities	132,266	169,113
Cash flows from investing activities:
Purchases of property, plant and equipment	(36,722)	(43,805)
Increase in restricted cash	(35,710)	—
Investment in available-for-sale corporate debt securities	(942)	(13,746)
Notes receivable	(5,000)	(500)
Net amounts received from deferred compensation plan trust account	3,102	—
Other	104	(856)
Net cash used in investing activities	(75,168)	(58,907)
Cash flows from financing activities:
Repurchases of common stock	(201,181)	(314,525)
Proceeds from issuance of common stock to employees	67,221	64,085
Excess tax benefits from share-based compensation	11,138	8,482
Employees' taxes withheld and paid for restricted stock and restricted stock units	(16,046)	(8,478)
Net borrowings under revolving credit facility agreements	100,000	—
Repayments under term loan facility	(25,000)	(37,500)
Capital contribution from noncontrolling interest holders	1,777	—
Other	(1,073)	(408)
Net cash used in financing activities	(63,164)	(288,344)
Effects of exchange rate changes on cash and cash equivalents	19,014	(726)
Net increase/(decrease) in cash and cash equivalents	12,948	(178,864)
Cash and cash equivalents at beginning of period	849,275	1,117,861
Cash and cash equivalents at end of period	$862,223	$938,997
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively, the “Company”) design, manufacture, sell and service hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy. The Company also designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography and industrial applications. In addition, the Company designs, manufactures, sells and services linear accelerators, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2014 (the “2014 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of April 3, 2015 and September 26, 2014, results of operations and statements of comprehensive earnings for the three and six months ended April 3, 2015 and March 28, 2014, and cash flows for the six months ended April 3, 2015 and March 28, 2014. The results of operations for the three and six months ended April 3, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2015 is the 53-week period ending October 2, 2015, and fiscal year 2014 was the 52-week period ended September 26, 2014. The fiscal quarters ended April 3, 2015 and March 28, 2014 were both 13-week periods.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to internal use software. The amendment clarifies that the software license element of a cloud computing arrangements should be accounted for consistent with the acquisition of other software licenses. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is permitted. The amendment can be adopted either

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

prospectively or retrospectively. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to retirement benefits. The amendment provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendment also provides a practical expedient that permits an entity that has a significant event in an interim period to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017 and is required to be applied on a retroactive basis. Early adoption is permitted. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.
In March 2015, the FASB issued an amendment to its accounting guidance related to presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is not permitted. The amendment is required to be applied on a retroactive basis. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.

In February 2015, the FASB issued an amendment to its accounting guidance related to consolidation. The amendment modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is permitted. The amendment permits the use of either the retrospective or cumulative effect transition method. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.

In June 2014, the FASB issued an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The new guidance will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is permitted. The amendment can be applied on a prospective basis to all share-based payments granted or modified on or after the effective date. Entities will also be provided an option to apply the guidance on a modified retrospective basis to existing awards. The amendment is not expected to have a material impact to the Company's consolidated financial statements.
In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for the Company beginning in its first quarter of fiscal year 2018. Early application is not permitted. In April 2015, the FASB proposed a one-year deferral of the amendment. If the proposal is approved, the new guidance will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the original effective date. The amendment can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

2. BALANCE SHEET COMPONENTS:

	April 3,	September 26,
(In millions)	2015	2014
Available-for-sale Securities:
Corporate debt securities:
Amortized cost	$80.0	$75.6
Unrealized gain (loss)	—	—
Fair value	$80.0	$75.6

The available-for-sale securities represent loans to California Proton Treatment Center, LLC (“CPTC”). As of April 3, 2015, of the total amount of $80.0 million of the available-for-sale securities, $70.1 million is included in short-term investment and $9.9 million is included in other assets on the Condensed Consolidated Balance Sheet. As of September 26, 2014, of the total amount of $75.6 million of the available-for-sale securities, $66.2 million is included in short-term investment and $9.4 million

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

is included in other assets on the Condensed Consolidated Balance Sheet. Refer to Note 15, "CPTC Loans" for additional discussion.

	April 3,	September 26,
(In millions)	2015	2014
Inventories:
Raw materials and parts	$328.0	$296.1
Work-in-process	136.8	124.5
Finished goods	187.0	151.7
Total inventories	$651.8	$572.3

	April 3,	September 26,
(In millions)	2015	2014
Other long-term liabilities:
Long-term income taxes payable	$46.1	$55.2
Long-term deferred income taxes	41.7	31.5
Other	60.1	65.0
Total other long-term liabilities	$147.9	$151.7
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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at April 3, 2015:
Available-for-sale corporate debt securities	$—	$—	$80.0	$80.0
Derivative assets	—	1.0	—	1.0
Total assets measured at fair value	$—	$1.0	$80.0	$81.0

Liabilities at April 3, 2015:
Derivative liabilities	$—	$(0.2)	$—	$(0.2)
Contingent consideration	—	—	(6.3)	(6.3)
Total liabilities measured at fair value	$—	$(0.2)	$(6.3)	$(6.5)

Assets at September 26, 2014:
Available-for-sale corporate debt securities	$—	$—	$75.6	$75.6
Derivative assets	—	1.5	—	1.5
Total assets measured at fair value	$—	$1.5	$75.6	$77.1

Liabilities at September 26, 2014:
Contingent consideration	$—	$—	$(7.5)	$(7.5)
Total liabilities measured at fair value	$—	$—	$(7.5)	$(7.5)

Available-for-sale corporate debt securities are included under short-term investment and other assets, derivative assets are included under prepaid expenses and other current assets, derivative liabilities are included under accrued liabilities and contingent consideration is included under accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Available-For-Sale Corporate Debt Securities	Contingent Consideration
Balance at September 26, 2014	$75.6	$(7.5)
Additions (1)	4.4	—
Settlements (2)	—	1.1
Change in fair value recognized in earnings	—	0.1
Balance at April 3, 2015	$80.0	$(6.3)

(1)	Amounts reported under available-for-sale corporate debt securities include accrued interest.

(2)	Amounts reported under contingent consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended April 3, 2015, or the three and six months ended March 28, 2014. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, restricted cash, accounts receivable, net of allowance for doubtful accounts, notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of both April 3, 2015 and September 26, 2014, the fair value of current maturities of long-term debt approximated its carrying value of $50.0 million, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $362.5 million and $387.5 million, at April 3, 2015 and September 26, 2014, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as level 2 in the fair value hierarchy.

4. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

	Oncology	Imaging
(In millions)	Systems	Components	Other	Total
Balance at September 26, 2014	$148.3	$36.0	$56.3	$240.6
Foreign currency translation adjustments	—	—	(8.0)	(8.0)
Balance at April 3, 2015	$148.3	$36.0	$48.3	$232.6
The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization included in other assets in the Condensed Consolidated Balance Sheets as follows:

	April 3,	September 26,
(In millions)	2015	2014
Intangible Assets:
Acquired existing technology	$54.6	$54.6
Patents, licenses and other	29.0	28.8
Customer contracts and supplier relationship	12.4	12.4
Accumulated amortization	(59.8)	(56.9)
Net carrying amount subject to amortization	$36.2	$38.9

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

As of April 3, 2015 and September 26, 2014, the Company also had $2.0 million of in-process research and development assets. Amortization expense for intangible assets was $1.7 million and $0.8 million in the three months ended April 3, 2015 and March 28, 2014, respectively. Amortization expense for intangible assets was $3.3 million and $1.9 million in the six months ended April 3, 2015 and March 28, 2014, respectively. The Company estimates amortization expense for the remaining six months of fiscal year 2015, fiscal year 2016, fiscal year 2017, fiscal year 2018, fiscal year 2019, fiscal year 2020 and thereafter, will be as follows (in millions): $4.9, $9.4, $5.2, $5.0, $4.9, $3.9, and $2.9, respectively.

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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income of $0.9 million and $0.8 million in the three months ended April 3, 2015 and March 28, 2014, respectively, on the equity investment in dpiX Holding. VMS recorded income of $0.5 million and a loss of $0.6 million in the six months ended April 3, 2015 and March 28, 2014, respectively, on the equity investment in dpiX Holding. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in other assets in the Condensed Consolidated Balance Sheets, was $48.4 million at April 3, 2015 and $49.7 million at September 26, 2014.
The Company purchased glass transistor arrays from dpiX totaling $5.6 million and $5.7 million in the three months ended April 3, 2015 and March 28, 2014, respectively. The Company purchased glass transistor arrays from dpiX totaling $9.9 million and $9.2 million in the six months ended April 3, 2015 and March 28, 2014, respectively. These purchases of glass transistor arrays are included as a component of inventories in the Condensed Consolidated Balance Sheets or cost of revenues - product in the Condensed Consolidated Statements of Earnings for these fiscal periods.
In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of April 3, 2015, the Company had fixed cost commitments of $8.9 million related to this amended agreement for the remaining six months of fiscal year 2015. The fixed cost commitments for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
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
At April 3, 2015, borrowings under the 2013 Term Loan Facility totaled $412.5 million, with a weighted average interest rate of 1.30%. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. Borrowings under the 2013 Term Loan Facility are included in current maturities of long-term debt and long-term debt in the Condensed Consolidated Balance Sheets. At April 3, 2015, there was $100.0 million outstanding on the 2013 Revolving Credit Facility with a weighted average interest rate of 1.55%. At September 26, 2014, there were no amounts outstanding on the 2013 Revolving Credit Facility. Borrowings under the 2013 Revolving Credit Facility are included in short-term borrowings in the Condensed Consolidated Balance Sheets.
Subject to certain limitations on the amount secured, a pledge of stock issued by certain present and future subsidiaries of VMS, that are deemed to be material under the terms of the 2013 Credit Facility, serve as security for the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of April 3, 2015, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of April 3, 2015, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.
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
VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese yen (the “Sumitomo Credit Facility”). In February 2015, the Sumitomo Credit Facility was extended and will expire in February 2016. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of April 3, 2015 and September 26, 2014, there were no outstanding balances under the Sumitomo Credit Facility. On April 6, 2015, the Company borrowed 3 billion Japanese yen, or approximately $25.2 million, under the Sumitomo Credit Facility.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	April 3, 2015	September 26, 2014	Balance Sheet	April 3, 2015	September 26, 2014
(In millions)	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.0	$1.5	Accrued liabilities	$0.2	$—
Total derivatives		$1.0	$1.5		$0.2	$—

At April 3, 2015 and September 26, 2014, the Company did not have any outstanding derivatives that were not designated as hedging instruments. See Note 3, "Fair Value" regarding valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2014 Annual Report regarding credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of April 3, 2015 and September 26, 2014, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
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
The Company designates and accounts for certain of its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and amounts excluded from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. During the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

three and six months ended April 3, 2015, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of April 3, 2015, all forecasted cash flows were still probable to occur. As of April 3, 2015, the net unrealized gain on derivative instruments, before tax, of $0.8 million was included in accumulated other comprehensive loss and is expected to be reclassified to earnings over the next 12 months that follows.
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

April 3, 2015
Notional Value
(In millions)	Sold
Euro	$22.8
Japanese Yen	24.2
Totals	$47.0

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,		April 3,	March 28,	April 3,	March 28,
(In millions)	2015	2014	2015	2014		2015	2014	2015	2014
Foreign currency forward contracts	$1.2	$(1.1)	$2.0	$2.1	Revenues	$1.8	$1.7	$2.7	$1.3
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company had the following outstanding foreign currency forward contracts:

	April 3, 2015
	Notional	Notional Value
(In millions)	Value Sold	Purchased
Australian Dollar	$19.9	$—
Brazilian Real	1.7	—
British Pound	13.4	—
Canadian Dollar	—	4.3
Danish Krone	—	0.3
Euro	192.8	—
Hungarian Forint	8.0	—
Indian Rupee	9.1	—
Japanese Yen	50.2	—
New Zealand Dollar	2.8	—
Norwegian Krone	3.0	—
Swedish Krona	2.5	—
Swiss Franc	—	52.8
Totals	$303.4	$57.4

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments:

Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In millions)	2015	2014	2015	2014
Selling, general and administrative expenses	$22.5	$(3.2)	$34.0	$1.5

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of April 3, 2015 and September 26, 2014, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
	April 3,	March 28,
(In millions)	2015	2014
Accrued product warranty, at beginning of period	$49.3	$53.2
Charged to cost of revenues	21.8	25.8
Actual product warranty expenditures	(28.1)	(26.9)
Accrued product warranty, at end of period	$43.0	$52.1

Long-term accrued product warranty costs of $1.7 million and $2.0 million are included under other long-term liabilities in the Condensed Consolidated Balance Sheets as of April 3, 2015 and September 26, 2014, respectively.
Other Commitments
As of April 3, 2015, the Company’s outstanding commitment under the CPTC Loans was $0.3 million. See Note 15, "CPTC Loans" for additional information.

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10.0 million in fixed fees and $20.0 million in license fees, in the event certain product development milestones are achieved. As of April 3, 2015, the outstanding fixed fees and license fees commitments for the Siemens agreement were $5.0 million and $12.0 million, respectively.
In connection with the acquisition of businesses in prior years, the Company entered into agreements which included provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of April 3, 2015, the fair value of potential contingent consideration liabilities under these agreements was $6.3 million. See Note 3, "Fair Value" for additional information.
As of April 3, 2015, the Company had an estimated fixed cost commitment of $8.9 million related to dpiX's amended agreement for the remaining six months of fiscal year 2015. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year. See Note 5, "Related Party Transactions" for additional information.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company spent $0.5 million and $0.3 million (net of amounts borne by VI and VSEA) in the three months ended April 3, 2015 and March 28, 2014, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.8 million and $0.5 million (net of amounts borne by VI and VSEA) in the six months ended April 3, 2015 and March 28, 2014, respectively, on such costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of April 3, 2015, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.6 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of April 3, 2015. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.6 million for these cleanup projects as of April 3, 2015. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of April 3, 2015, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.3 million to $35.7 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of April 3, 2015. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $9.3 million at April 3, 2015. Accordingly, the Company has accrued $7.6 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.1 million at April 3, 2015 and $2.2 million at September 26, 2014, with the current and noncurrent receivables portion included in prepaid expenses and other current assets and other assets and the payable portion to that insurer is included in other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.
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
Other Matters
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

otherwise. These matters included a patent infringement lawsuit initiated on April 13, 2007 by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”) technology. In January 2014, the Company entered into a settlement agreement with the University of Pittsburgh and in the third quarter of fiscal year 2014 paid $35.6 million in full settlement of the lawsuit. Prior to the beginning of the second quarter of fiscal year 2014, the Company had accrued in aggregate approximately $5.0 million for the low end of the range of the probable settlement value for this matter. In the second quarter of fiscal year 2014, the Company accrued an additional $25.1 million of the $35.6 million for all damages and interest related to the case and in the third quarter of fiscal year 2014 recorded the remaining amount of approximately $5.5 million for future royalties as prepaid royalties. The amount of prepaid royalties is being amortized beginning with the third quarter of fiscal year 2014, over the remaining life of the patent of approximately two and a half years.
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
Restructuring Charges
As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualifying employees across all reporting segments during the fourth quarter of fiscal year 2014. The program required the participating employees to submit their applications by October 10, 2014, and as a result, the restructuring charges relating to this program were primarily incurred in the first quarter of fiscal year 2015. The Company incurred additional restructuring charges across all reporting segments for workforce reductions during the first six months of fiscal year 2015. In connection with the above mentioned restructuring programs, during the three and six months ended April 3, 2015, the Company incurred restructuring charges of approximately $3.1 million and $13.6 million, respectively, of which $7.5 million was paid in cash during the six months ended April 3, 2015. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The Company expects to complete the above mentioned restructuring programs by the end of fiscal year 2015 and any remaining restructuring charges are not expected to be significant.
No restructuring charges were incurred during the three and six months ended March 28, 2014 in relation to this or any restructuring programs.

9. RETIREMENT PLANS
The Company’s net defined benefit costs were composed of the following:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2015	2014	2015	2014
Defined Benefit Plans
Service cost	$1,184	$1,026	$2,371	$2,049
Interest cost	1,270	1,532	2,565	3,046
Expected return on plan assets	(1,778)	(1,957)	(3,594)	(3,892)
Amortization of prior service cost	46	42	93	85
Recognized actuarial loss	613	538	1,227	1,077
Net periodic benefit cost	$1,335	$1,181	$2,662	$2,365

The Company made contributions to the defined benefit plans of $3.0 million during the six months ended April 3, 2015. The Company currently expects total contributions to the defined benefit plans for fiscal year 2015 will be approximately $7.1 million. The Company's post-retirement benefit costs and contributions were not significant during both the three and six months ended April 3, 2015 and March 28, 2014, and are not included in the table above.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

10. INCOME TAXES
The Company’s effective tax rate was 28.0% for the three months ended April 3, 2015, compared to 27.6% for the same period of fiscal year 2014. The increase in the Company’s effective tax rate during the three months ended April 3, 2015 compared to the year ago period, was primarily due to the geographic mix of earnings impacted by the fluctuation in foreign currency exchange rates and the tax benefit from the patent litigation settlement during the second quarter of fiscal year 2014. The Company’s effective tax rate was 28.2% for the six months ended April 3, 2015, compared to 29.5% for the same period of fiscal year 2014. The Company’s effective tax rate decreased during the six months ended April 3, 2015 compared to the year ago period, primarily because the current period included the retroactive reinstatement of the federal research and development credit.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.
The total amount of unrecognized tax benefits did not materially change during the six months ended April 3, 2015; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation and audit settlements in various jurisdictions.

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
In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. The Company repurchased a total of 2,000,000 shares of VMS common stock during the three months ended March 28, 2014. The Company repurchased a total of 250,000 shares of VMS common stock during the three months ended January 2, 2015 under this program and thereafter no shares of VMS common stock remained available for repurchase under this repurchase authorization.
In August 2014, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. The Company repurchased a total of 824,849 and 2,074,849 shares of VMS common stock during the three and six months ended April 3, 2015 under this program. The repurchased shares include shares of VMS common stock repurchased under the accelerated share repurchase agreements mentioned below. As of April 3, 2015, 3,925,151 shares of VMS common stock remained available for repurchase under the August 2014 authorization. Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.
All shares that were repurchased under the Company's stock repurchase programs have been retired.
On November 7, 2014, the Company signed an accelerated share repurchase agreement (the "January 2015 Repurchase Agreement") with J.P.Morgan Chase Bank, N.A. (“J.P. Morgan”). Pursuant to the agreement, on January 6, 2015, the Company paid $45.0 million to J.P. Morgan and J.P. Morgan delivered 419,874 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. The repurchase period ended on March 27, 2015, and the Company received an additional 74,975 shares of VMS common stock from J.P. Morgan upon settlement of the January 2015 Repurchase Agreement.
On February 3, 2015, the Company signed an accelerated share repurchase agreement (the "April 2015 Repurchase Agreement") with BofA. Pursuant to the agreement, on April 7, 2015, the Company paid $70.0 million to BofA and BofA delivered 592,280 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. On April 29, 2015, BofA accelerated the share repurchase agreement and delivered an additional 151,604 shares of VMS common stock upon settlement of the April 2015 Repurchase Agreement.

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
Other Comprehensive Earnings
The changes in accumulated other comprehensive earnings (loss) by component and related tax effects are summarized as follows:

(in thousands)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 26, 2014	$(44,060)	$965	$(15,516)	$(58,611)
Other comprehensive earnings before reclassifications	—	1,977	(30,460)	(28,483)
Amounts reclassified out of other comprehensive earnings	1,082	(2,748)	—	(1,666)
Tax benefit (expense)	(151)	288	—	137
Balance at April 3, 2015	$(43,129)	$482	$(45,976)	$(88,623)

(in thousands)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 27, 2013	$(40,081)	$(691)	$701	$(40,071)
Other comprehensive earnings before reclassifications	—	2,078	990	3,068
Amounts reclassified out of other comprehensive earnings	1,158	(1,277)	—	(119)
Tax expense	(213)	(300)	—	(513)
Balance at March 28, 2014	$(39,136)	$(190)	$1,691	$(37,635)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(in thousands)	2015	2014	2015	2014
Comprehensive Earnings Components	Income (Loss) Before Taxes		Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized losses on defined benefit pension and post-retirement benefit plans	$(541)	$(578)	$(1,082)	$(1,158)	Cost of revenues & Operating expenses
Unrealized gains and (losses) on cash flow hedging instruments	1,877	1,627	2,748	1,277	Revenues
Total amounts reclassified out of other comprehensive earnings	$1,336	$1,049	$1,666	$119

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

12. EMPLOYEE STOCK PLANS
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands)	2015	2014	2015	2014
Cost of revenues - Product	$1,206	$717	$2,315	$1,424
Cost of revenues - Service	986	1,115	1,938	2,062
Research and development	1,654	1,320	3,392	2,621
Selling, general and administrative	8,655	6,444	17,593	12,533
Total share-based compensation expense	$12,501	$9,596	$25,238	$18,640
Income tax benefit for share-based compensation	$(3,943)	$(2,939)	$(7,916)	$(5,737)

During the six months ended April 3, 2015 and March 28, 2014, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at vesting depend on the Company’s business performance during the performance period, against specified performance targets, both of which are set by the Compensation and Management Development Committee of the Board of Directors. The performance units vest at the end of a three-year service period with one three-year performance period for both the Company's and total shareholder return performance grants prior to fiscal year 2015 and a one year Company's performance period and a three year total shareholder return performance period for grants made in fiscal year 2015. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination.
The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
	2015	2014	2015	2014
Employee Stock Option Plans
Expected term (in years)	4.13	4.11	4.15	4.13
Risk-free interest rate	1.3%	1.2%	1.3%	1.2%
Expected volatility	22.1%	24.6%	22.1%	24.6%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$18.53	$18.21	$18.56	$18.23

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended
	April 3,	March 28,
	2015	2014
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.1%	0.1%
Expected volatility	8.3%	14.5%
Expected dividend	—%	—%
Weighted average fair value at grant date	$14.24	$13.98

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant
Balance at September 26, 2014	8,168
Granted	(1,790)
Cancelled or expired	273
Balance at April 3, 2015	6,651

Awards other than stock options set forth in the table were counted against the shares available for grant limit of the Third Amended 2005 Plan as 2.5 shares for every one share awarded before February 9, 2012 and were counted against the shares available for grant limit as 2.6 shares for every one share awarded on or after February 9, 2012.
Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 26, 2014	3,343	$60.53
Granted	615	92.43
Cancelled or expired	(1)	79.91
Exercised	(1,169)	52.51
Balance at April 3, 2015	2,788	$70.92	4.3	$63,761

Exercisable at April 3, 2015	1,662	$60.14	3.0	$55,927

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $93.79 as of April 2, 2015, the last trading date of the second quarter of fiscal year 2015, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of April 3, 2015, there was $16.4 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 26, 2014	1,126	$72.08
Granted	399	93.21
Vested	(491)	67.50
Cancelled or expired	(74)	65.66
Balance at April 3, 2015	960	$84.04
As of April 3, 2015, unrecognized compensation expense totaling $54.9 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.

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
The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net earnings	$105,969	$92,788	$199,283	$190,748
Weighted average shares outstanding - basic	100,157	104,152	100,315	105,038
Dilutive effect of potential common shares	869	1,294	1,026	1,376
Weighted average shares outstanding - diluted	101,026	105,446	101,341	106,414
Net earnings per share - basic	$1.06	$0.89	$1.99	$1.82
Net earnings per share - diluted	$1.05	$0.88	$1.97	$1.79
Anti-dilutive employee shared based awards, excluded	956	657	1,194	1,040

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

14. BUSINESS COMBINATION
In January 2015, one of the Company's German subsidiaries formally launched a voluntary public tender offer to acquire MeVis Medical Solutions AG ("MeVis"), a company based in Bremen, Germany that provides image processing software and services for cancer screening. As of April 3, 2015, the Company segregated restricted cash totaling $34.7 million, which represented the expected total payment to acquire non-par value registered shares of MeVis at a price of €17.50 per share if all outstanding shares were tendered. The restricted cash was included in other assets on the Company's Condensed Consolidated Balance Sheet. On April 21, 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis using approximately $25.5 million of restricted cash, with the remainder becoming unrestricted. The Company will account for the business combination of MeVis in the third quarter of fiscal year 2015.

15. CPTC LOANS
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
As of April 3, 2015, the Company had loaned $70.1 million of its $70.3 million commitment under the Tranche A loan. The Company intends to sell all or a portion of its participation in its Tranche A loan before the maturity date. Upon the sale of all or

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

a portion of the Tranche A loan, the Company will not be required to make further loan advances for the portion of the loan that is sold. As of April 3, 2015, the Company had loaned $9.9 million of its $10.0 million commitment under the Tranche B loan. The amounts loaned under the Tranche A and Tranche B loans include accrued interest. The CPTC loans are accounted for as available-for-sale securities and recorded at fair value. The Tranche A loan is classified as a short-term investment and included in current assets and the Tranche B loan is included in other assets on the Company’s Condensed Consolidated Balance Sheets. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center.
Pursuant to the loan agreement, as amended in June 2014, the CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate became due and payable. To date no amortizing principal payments have been made. ORIX, J.P. Morgan and the Company (collectively the "Lenders") and CPTC continue to operate under the original terms of the loan while CPTC continues to ramp up patient volumes and works with other investors and the Lenders on an additional equity raise and/or modification to the loan terms. During the second quarter of fiscal year 2015, CPTC did not draw down on the CPTC Loans and has been operating using the cash generated from the center's operations.
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
As of April 3, 2015, the Company had recorded $22.0 million in accounts receivable from CPTC, compared to $20.1 million as of September 26, 2014. As of September 26, 2014, the outstanding Tranche A loan balance to CPTC was $66.2 million and the outstanding Tranche B loan balance was $9.4 million. The Company’s exposure to loss as a result of its involvement with CPTC is limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

16. SEGMENT INFORMATION
The Company’s operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Imaging Components segment includes the Company’s X-ray imaging tubes and flat panel products, as well as our security and inspection products. The Company’s Ginzton Technology Center ("GTC") and Varian Particle Therapy ("VPT") business are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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
The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended		Six Months Ended
	April 3,	March 28,	April 3,	March 28,
(In millions)	2015	2014	2015	2014
Revenues
Oncology Systems	$589.4	$603.1	$1,152.7	$1,144.5
Imaging Components	155.5	169.0	321.5	330.2
Total reportable segments	744.9	772.1	1,474.2	1,474.7
Other	14.5	6.4	23.1	15.3
Total company	$759.4	$778.5	$1,497.3	$1,490.0
Operating Earnings (Loss)
Oncology Systems	$125.9	$124.9	$252.0	$245.8
Imaging Components	40.0	42.2	81.2	82.9
Total reportable segments	165.9	167.1	333.2	328.7
Other	(12.7)	(14.5)	(26.3)	(28.7)
Corporate	(7.2)	(25.1)	(31.4)	(30.5)
Total company	$146.0	$127.5	$275.5	$269.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of April 3, 2015 and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and six-month periods ended April 3, 2015 and March 28, 2014, and the condensed consolidated statement of cash flows for the six-month periods ended April 3, 2015 and March 28, 2014. These interim financial statements are the responsibility of the Company’s management.

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
May 12, 2015

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

Overview
Our operations are currently grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Imaging Components segment includes our X-ray imaging tubes and flat panel products, as well as our security and inspection products. Our Ginzton Technology Center (“GTC”) and Varian Particle Therapy (“VPT”) business are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
Total revenues decreased 2%, net earnings increased 14%, net earnings per diluted share increased 19%, and gross margin increased 0.3 percentage points in the second quarter of fiscal year 2015, compared to the year-ago period. Operating expenses included $3.1 million of charges in the second quarter of fiscal year 2015 relating to our previously announced restructuring programs and a $25.1 million charge in the second quarter of fiscal year 2014 related to the litigation settlement with the University of Pittsburgh. Gross orders decreased 5% and 24% in Oncology Systems and Imaging Components, respectively, in the second quarter of fiscal year 2015, compared to the year-ago period. Our backlog at April 3, 2015 was 10% higher than at the end of the second quarter of fiscal year 2014.
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
The U.S. Dollar strengthened against the Euro, the Japanese Yen and other foreign currencies in the second quarter of fiscal year 2015, compared to the year-ago period. In the second quarter of fiscal year 2015, our total revenues increased 2% in constant currency and gross orders for Oncology Systems were flat in constant currency, each compared to the year-ago period. We expect that the recent significant fluctuations of the Euro and the Japanese Yen against the U.S. Dollar will continue to have a negative impact and cause volatility in our financial performance for the rest of fiscal year 2015.
Beginning in the first quarter of fiscal year 2015, our Rest of World region was consolidated into The Americas, EMEA and APAC. The Americas includes North America (primarily United States and Canada) and Latin America (previously reported within “Rest of World”). EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia (previously reported separately as “Asia”) and Australia (previously reported within “Rest of World”). Prior periods’ amounts have been reclassified to conform to the current period’s presentation.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy (including IMRT, IGRT and volumetric modulated arc therapy), stereotactic body radiotherapy, stereotactic radiotherapy, stereotactic radiosurgery and brachytherapy.
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically purchase lower-priced products, which generally have lower gross margin percentages, compared to developed markets. We have also seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products.
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
In the radiation oncology markets outside of North America, we expect the long-term market growth of our EMEA region will be mixed. In APAC, we expect China to lead longer term regional growth, off-setting a slower Japanese market. Our long-term outlook for Latin America remains healthy. Overall, we believe the longer-term global radiation oncology market can grow, on average, in the mid-single-digit range.
In the second quarter of fiscal year 2015, Oncology Systems revenues decreased 2% and gross margin increased by 0.2 percentage points compared to the year-ago period.
In the second quarter of fiscal year 2015, Oncology Systems gross orders decreased 5%, compared to the year-ago period, primarily due to a decrease of 19% in gross orders from our international regions, partially offset by an increase of 15% in gross orders from North America. On a constant currency basis, Oncology Systems international gross orders decreased 11% in the second quarter of fiscal year 2015, compared to the year-ago period.
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services medical imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography and computed tomography. It also designs, manufactures, sells and services security and inspection products, which include Linatron® x-ray accelerators, imaging processing software and image detection products, for cargo screening at ports and borders and for non-destructive examination and testing in a variety of industrial applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key X-ray imaging original equipment manufacturers (“OEMs”) that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.
Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals, or otherwise, could affect demand for our products in our Imaging Components business. In the second quarter of fiscal year 2015, demand for X-ray flat panel and tube products was negatively impacted by market pressures resulting from the strengthening of the U.S. Dollar. With our Imaging Components business products, which are generally priced in U.S. Dollars, being more expensive, some customers have delayed purchasing decisions and are considering in-sourcing supply of such components or moving to lower cost alternatives. We expect that a strong U.S. Dollar will continue to impact demand for these products.
In the second quarter of fiscal year 2015, Imaging Components revenues and gross orders decreased 8% and 24%, respectively, and gross margin increased by 2.2 percentage points compared to the year-ago period.
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
Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2014 for each of our four reporting units with goodwill, (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT, the fair value of each such reporting unit was substantially in excess of its carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $48.3 million in goodwill as of April 3, 2015, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, "Fair Value" of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first half of fiscal years 2015 and 2014.
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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2015 is the 53-week period ending October 2, 2015, and fiscal year 2014 was the 52-week period ended September 26, 2014. The fiscal quarters ended April 3, 2015 and March 28, 2014 were both 13-week periods.
Discussion of Results of Operations for the Second Quarter and First Half of Fiscal Year 2015 Compared to the Second Quarter and First Half of Fiscal Year 2014
Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Product	$513.8	$542.0	(5)%	$989.6	$1,023.4	(3)%
Service	245.6	236.5	4%	507.7	466.6	9%
Total Revenues	$759.4	$778.5	(2)%	$1,497.3	$1,490.0	—%
Product as a percentage of total revenues	68%	70%		66%	69%
Service as a percentage of total revenues	32%	30%		34%	31%
Total revenues decreased in the second quarter of fiscal year 2015, compared to the year-ago period due to decreases in revenues from Oncology Systems and Imaging Components, partially offset by an increase in revenues from the "Other" category. Total revenues were flat in the first half of fiscal year 2015, compared to the year-ago period, due to increases in revenues from Oncology Systems and the "Other" category, offset by a decrease in revenues from Imaging Components.
Product revenues decreased in the second quarter of fiscal year 2015, compared to the year-ago period, due to decreases in revenues from Oncology Systems and Imaging Components, partially offset by an increase in revenues from the "Other" category. Product revenues decreased in the first half of fiscal year 2015, compared to the year-ago period, due to a decrease in revenues from Oncology Systems, and to a lesser extent, a decrease in revenues from Imaging Components, partially offset by an increase in revenues from the "Other" category.
Service revenues increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in service revenues from Oncology Systems.
On a constant currency basis, total revenues increased 2% and 4% during the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.

Revenues by region	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$377.3	$338.5	11%	$748.0	$637.8	17%
EMEA	207.7	209.0	(1)%	416.9	448.5	(7)%
APAC	174.4	231.0	(25)%	332.4	403.7	(18)%
Total Revenues	$759.4	$778.5	(2)%	$1,497.3	$1,490.0	—%

North America	$357.4	$317.4	13%	$712.7	$599.4	19%
International (1)	402.0	461.1	(13)%	784.6	890.6	(12)%
Total Revenues	$759.4	$778.5	(2)%	$1,497.3	$1,490.0	—%
North America as a percentage of total revenues	47%	41%		48%	40%
International as a percentage of total revenues	53%	59%		52%	60%

(1) We consider international revenues to be revenues outside of North America.
The Americas revenues increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in North American Oncology Systems revenues. On a constant currency basis, The Americas revenues increased 12% and 18% in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.
EMEA revenues decreased slightly in the second quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from Imaging Components, offset by increases in revenues from Oncology Systems and the "Other" category. EMEA revenues decreased in the first half of fiscal year 2015, compared to the year-ago period, primarily due to decreases in revenues from Oncology Systems and Imagining Components. On a constant currency basis, EMEA revenues increased 10% and were flat in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.
APAC revenues decreased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to a decrease in revenues from Oncology Systems. On a constant currency basis, APAC revenues decreased 21% and 14% in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.
The U.S. Dollar was stronger against the Euro and the Japanese Yen in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods. On a constant currency basis, international revenues decreased 6% and 7% during the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Product	$351.1	$373.6	(6)%	$659.9	$691.4	(5)%
Service	238.3	229.5	4%	492.8	453.1	9%
Total Oncology Systems Revenues	$589.4	$603.1	(2)%	$1,152.7	$1,144.5	1%
Product as a percentage of total Oncology Systems revenues	60%	62%		57%	60%
Service as a percentage of total Oncology Systems revenues	40%	38%		43%	40%
Oncology Systems revenues as a percentage of total revenues	78%	77%		77%	77%
Oncology Systems product revenues decreased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to a decrease in revenues from hardware products as a result of strategic pricing and an unfavorable foreign currency impact, partially offset by an increase in revenues from software licenses.
Oncology Systems service revenues increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and by an increased number of customers as the installed base of our products continues to grow. The extra week of operations during the first quarter of fiscal year 2015, compared to the year-ago period, also contributed to an increase of approximately $7.0 million in Oncology Systems service revenues for the first half of fiscal year 2015.

Revenues by region	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$313.9	$282.5	11%	$622.3	$522.8	19%
EMEA	161.7	157.9	2%	329.5	347.4	(5)%
APAC	113.8	162.7	(30)%	200.9	274.3	(27)%
Total Oncology Systems Revenues	$589.4	$603.1	(2)%	$1,152.7	$1,144.5	1%

North America	$296.0	$263.0	13%	$591.1	$487.9	21%
International	293.4	340.1	(14)%	561.6	656.6	(14)%
Total Oncology Systems Revenues	$589.4	$603.1	(2)%	$1,152.7	$1,144.5	1%
North America as a percentage of total Oncology Systems revenues	50%	44%		51%	43%
International as a percentage of total Oncology Systems revenues	50%	56%		49%	57%
The Americas Oncology Systems revenues increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, due to increases in both product and service revenues. Product revenues from The Americas region increased during the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in revenues from North American hardware products, and to a lesser extent an increase in revenues from North American software licenses. Service revenues from The Americas region increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily from North American service revenues.
EMEA Oncology Systems revenues increased slightly in the second quarter of fiscal year 2015, compared to the year-ago period, due to an increase in product revenues, partially offset by a decrease in service revenues, primarily due to unfavorable foreign currency exchange rate fluctuations. Product revenues from the EMEA region increased during the second quarter of fiscal year 2015, compared to the year-ago period, due to increases in revenues from hardware products and software licenses. EMEA revenues decreased in the first half of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in product revenues. Product revenues decreased primarily due to a decrease in revenues from hardware products, partially offset by an increase in revenues from software licenses.
APAC Oncology Systems revenues decreased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, due to a decrease in product revenues, partially offset by an increase in service revenues. Product revenues from the APAC region decreased primarily due to a decrease in revenues from hardware products, and to lesser extent a decrease in revenues from software licenses.
The U.S. Dollar was stronger against the Euro and the Japanese Yen in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods. The overall fluctuations in currency exchange rates had a negative impact on the revenues of Oncology Systems during the second quarter and first half of the fiscal year 2015, as compared to the respective year-ago periods.
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

Imaging Components Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Product	$150.0	$163.4	(8)%	$309.8	$319.2	(3)%
Service	5.5	5.6	(3)%	11.7	11.0	5%
Total Imaging Components Revenues	$155.5	$169.0	(8)%	$321.5	$330.2	(3)%
Product as a percentage of total Imaging Components revenues	96%	97%		96%	97%
Service as a percentage of total Imaging Components revenues	4%	3%		4%	3%
Imaging Components revenues as a percentage of total revenues	20%	22%		21%	22%

Imaging Components product revenues decreased in the second quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from security and inspection products, and to a lesser extent, decreases in revenues from X-ray tube and flat panel products. Imaging Components product revenues decreased in the first half of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from security and inspection products, and to a lesser extent, a decrease from X-ray tube products, partially offset by an increase from X-ray flat panel products. The decrease in revenues from security and inspection products during the second quarter and first half of fiscal year 2015, compared to the year-ago periods, was due to delays in tenders in which our customers participate.
All Imaging Components service revenues in the first half of fiscal year 2015 and 2014 were attributed to our security and inspection products. Imaging Components service revenues increased in part due to the extra week of operations during the first half of fiscal year 2015, compared to the year-ago period.
Because sales transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material impact on Imaging Components international revenues. However, demand from X-ray flat panel and tube products and, consequently, revenues were negatively impacted by market pressures resulting from the strengthening of the U.S. Dollar against the Japanese Yen and the Euro in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods.

Revenues by region	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$56.0	$54.2	3%	$114.2	$111.2	3%
EMEA	38.9	46.4	(16)%	75.9	89.6	(15)%
APAC	60.6	68.4	(11)%	131.4	129.4	1%
Total Imaging Components Revenues	$155.5	$169.0	(8)%	$321.5	$330.2	(3)%

North America	$54.1	$52.6	3%	$110.1	$107.7	2%
International	101.4	116.4	(13)%	211.4	222.5	(5)%
Total Imaging Components Revenues	$155.5	$169.0	(8)%	$321.5	$330.2	(3)%
North America as a percentage of total Imaging Components revenues	35%	31%		34%	33%
International as a percentage of total Imaging Components revenues	65%	69%		66%	67%
The Americas Imaging Components revenues increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in revenues from North America. The increase in revenues from North America in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, was primarily due to an increase in revenues from X-ray flat panel products, partially offset by a decrease in revenues from security and inspection products.

EMEA Imaging Components revenues decreased in the second quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from security and inspection products, and to a lesser extent, a decrease in revenues from X-ray flat panel products. EMEA Imaging Components revenues decreased in the first half of fiscal year 2015, compared to the year-ago period, primarily due to decreases in revenues from security and inspection products and X-ray tube products, and to a lesser extent, a decrease in revenues from X-ray flat panel products.
APAC Imaging Components revenues decreased in the second quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from X-ray flat panel products, and to a lesser extent a decrease in revenue from X-ray tube products. APAC Imaging Components revenues increased in the first half of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues from X-ray flat panel products.
Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Product	$12.7	$5.0	147%	$19.9	$12.8	55%
Service	1.8	1.4	35%	3.2	2.5	31%
Total Other revenues	$14.5	$6.4	124%	$23.1	$15.3	51%
Other revenues as a percentage of total revenues	2%	1%		2%	1%
Revenues in our “Other” category increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in VPT product revenues. VPT product revenues increased primarily due to continued production and installation of projects that are in our backlog.
Gross Margin

	Three Months Ended			Six Months Ended
Dollars by segment	April 3,	March 28,	Percent	April 3,	March 28,	Percent
	2015	2014	Change	2015	2014	Change
(Dollars in millions)
Oncology Systems	$253.4	$258.1	(2)%	$510.1	$501.2	2%
Imaging Components	67.9	70.2	(3)%	137.9	136.8	1%
Other	1.2	—	n/m	1.5	(0.1)	n/m
Gross margin	$322.5	$328.3	(2)%	$649.5	$637.9	2%

Percentage by segment
Oncology Systems	43.0%	42.8%		44.3%	43.8%
Imaging Components	43.7%	41.5%		42.9%	41.4%
Total Company	42.5%	42.2%		43.4%	42.8%
n/m = not meaningful
Total gross margin percentage increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, due to increases in Oncology Systems and Imaging Components gross margin percentages, and to a lesser extent, an increase in the "Other" category gross margin percentage. Total product gross margin was 35.7% in both the second quarter and the first half of fiscal year 2015, compared to 36.4% and 37.2% for the respective year-ago periods. Total service gross margin was 56.7% and 58.4% in the second quarter and the first half of fiscal year 2015, compared to 55.3% and 55.2% for the respective year-ago periods.
Oncology Systems product gross margin percentage was 33.7% for both the second quarter and the first half of fiscal year 2015, compared to 35.5% and 36.4% for the respective year-ago periods. The decreases in gross margin percentages in both comparative periods were due to strategic pricing and an unfavorable foreign currency impact, partially offset by a favorable product and geographic mix. Oncology Systems service gross margin was 56.6% and 58.4% for the second quarter and the first half of fiscal year 2015, respectively, compared to 54.7% and 55.1% for the respective year-ago periods. The increases in gross margin percentages in both comparative periods were due to cost containment and an increase in service revenues.
Imaging Components gross margin percentage increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, due to a favorable product mix. The increase in gross margin percentage in X-ray tube products in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, was due to product cost reductions and improved quality costs. The increase in gross margin percentage in security and inspection products in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, was due to a favorable product mix. The decrease in gross margin percentage in X-ray flat panel products in the first half of fiscal year 2015, compared to the year-ago period, was primarily due to increased market pressures resulting from the strengthening of the U.S. Dollar.
Research and Development

	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Research and development	$59.3	$60.7	(2)%	$116.4	$118.7	(2)%
Research and development as a percentage of total revenues	8%	8%		8%	8%

Research and development expenses decreased $1.4 million in the second quarter of fiscal year 2015, compared to the year-ago period, due to decreases in expenses of $1.0 million in the "Other" category and $0.9 million in Oncology Systems, partially offset by an increase in expenses of $0.6 million in Imaging Components. The $1.0 million and $0.9 million decreases in expenses in the "Other" category and Oncology Systems were due to a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars. The $0.6 million increase in Imaging Components was primarily due to new product development projects and enhancement of existing X-ray tube and flat panel products.

Research and development expenses decreased $2.3 million in the first half of fiscal year 2015, compared to the year-ago period, due to decreases in expenses of $2.7 million in Oncology Systems and $1.6 million in the "Other" category, partially offset by an increase in expenses of $2.0 million in Imaging Components. The $2.7 million and $1.6 million decreases in Oncology Systems and the "Other" category were primarily due to a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars. The $2.0 million increase in Imaging Components was primarily due to new product development projects and enhancement of existing X-ray tube and flat panel products.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Selling, general and administrative	$117.2	$115.0	2%	$257.7	$224.6	15%
Litigation settlement	$—	$25.1	n/m	$—	$25.1	n/m
Selling, general and administrative as a percentage of total revenues	15%	15%		17%	15%
Litigation settlement as a percentage of total revenues	—%	3%		—%	2%
n/m = not meaningful
Selling, general and administrative expenses increased $2.2 million in the second quarter of fiscal year 2015, compared to the year-ago period, primarily due to: a $6.1 million increase in employee-related costs due to an increase in headcount to support our growing business activities; a $3.1 million restructuring charge related to our previously announced retirement and workforce reduction programs; and a $2.0 million increase in share-based compensation expense due to the timing of the grants awarded. The increases were partially offset by a $7.1 million decrease in bad debt expense (the second quarter of fiscal year

2014 included a bad debt expense of $5.2 million relating to a reserve for a receivable in Venezuelan Bolivars due to foreign currency exchange issues); and a $3.8 million favorable currency impact when foreign-currency denominated sales, general and administrative expenses were translated into U.S. Dollars.
Selling, general and administrative expenses increased $33.1 million in the first half of fiscal year 2015, compared to the year-ago period, primarily due to: a $15.5 million increase in employee-related costs due to an increase in headcount to support our growing business activities; a $13.6 million restructuring charge related to our previously announced retirement and workforce reduction programs; a $5.0 million increase in share-based compensation expense due to the timing of the grants awarded; a loss of $1.4 million in the first half of fiscal year 2015, compared to a gain of $0.3 million in the first half of fiscal year 2014, related to hedging balance sheet exposures from our various foreign subsidiaries. These increases were partially offset by a $5.8 million favorable currency impact when foreign-currency denominated sales, general and administrative expenses were translated into U.S. Dollars.
In the second quarter and first half of fiscal year 2014, we recorded a litigation settlement charge of $25.1 million as a result of settlement of a patent litigation with University of Pittsburgh and no such charges were recorded in the second quarter and first half of fiscal year 2015.
Interest Income, Net

	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Interest income, net	$1.0	$0.6	73%	$2.0	$1.0	109%
Interest income, net of interest expense, increased in the second quarter and first half of fiscal year 2015, compared to the year-ago periods, primarily due to higher interest income generated from our loan to California Proton Treatment Center, LLC (“CPTC”), partially offset by a higher interest expense associated with increased borrowings from our credit facility.
Taxes on Earnings

	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
	2015	2014	Change	2015	2014	Change
Effective tax rate	28.0%	27.6%	0.4%	28.2%	29.5%	(1.3)%
Our effective tax rate increased in the second quarter of fiscal year 2015, compared to the year-ago period, primarily due to the geographic mix of earnings impacted by the fluctuation in foreign currency exchange rates and the tax benefit from the patent litigation settlement during the second quarter of fiscal year 2014. Our effective tax rate decreased in the first half of fiscal year 2015, compared to the year-ago period, primarily because the current period included the retroactive reinstatement of the federal research and development credit.
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
Net Earnings Per Diluted Share

	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
	2015	2014	Change	2015	2014	Change
Net earnings per diluted share	$1.05	$0.88	19%	$1.97	$1.79	10%
Earnings per diluted share increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods. Earnings per diluted share in the second quarter and the first half of fiscal year 2014 were negatively impacted by a litigation settlement charge of $25.1 million. The increase in the earnings per diluted share in the second quarter of fiscal year

2015 was also due to a reduction in the number of diluted shares of common stock outstanding due to stock repurchases, partially offset by decreases in revenues and gross margin.
The increase in the earnings per diluted share in the first half of fiscal year 2015, compared to the year-ago period was also due to increases in revenues and gross margin, a decrease in the effective tax rate, and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases, partially offset by an increase in charges relating to our previously announced restructuring programs.
Gross Orders

Total Gross Orders (by segment)	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Oncology Systems	$581.1	$613.0	(5)%	$1,142.8	$1,146.3	—%
Imaging Components	156.3	205.0	(24)%	319.0	326.4	(2)%
Other	44.0	59.7	(26)%	45.4	60.4	(25)%
Total Gross Orders	$781.4	$877.7	(11)%	$1,507.2	$1,533.1	(2)%
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

Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$324.7	$290.5	12%	$599.4	$571.5	5%
EMEA	147.0	194.4	(24)%	326.6	355.2	(8)%
APAC	109.4	128.1	(15)%	216.8	219.6	(1)%
Total Oncology Systems Gross Orders	$581.1	$613.0	(5)%	$1,142.8	$1,146.3	—%

North America	$293.1	$255.9	15%	$544.2	$514.5	6%
International	288.0	357.1	(19)%	598.6	631.8	(5)%
Total Oncology Systems Gross Orders	$581.1	$613.0	(5)%	$1,142.8	$1,146.3	—%
The Americas Oncology Systems gross orders increased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in gross orders from North America. The increase in gross orders from North America during the second quarter of fiscal year 2015, compared to the year-ago period, was due to an increase in gross orders from hardware products, and to a lesser extent, an increase in gross orders from services, partially offset by a decrease in gross orders from software licenses. The increase in gross orders from North America during the first half of fiscal year 2015, compared to the year-ago period, was due to an increase in gross orders from services, and to a lesser extent, an increase in gross orders from hardware products, partially offset by a decrease in gross orders from software licenses. On a constant currency basis, The Americas Oncology Systems gross orders increased 12% and 5% in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.
EMEA Oncology Systems gross orders decreased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, due to decreases in gross orders from hardware products, and to a lesser extent, decreases in gross orders from services and software licenses. On a constant currency basis, EMEA Oncology Systems gross orders decreased 13% and increased 1% in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.
APAC Oncology Systems gross orders decreased in the second quarter of fiscal year 2015, compared to the year-ago period, due to a decrease in gross orders from hardware products, partially offset by an increase in gross orders from software licenses. APAC Oncology Systems gross orders decreased in the first half of fiscal year 2015, compared to the year-ago period, due to a decrease in gross orders from hardware products, partially offset by increases in gross orders from software licenses and services. On a constant currency basis, APAC Oncology Systems gross orders decreased 8% and increased 5% in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.
On a constant currency basis, Oncology Systems gross orders were flat and increased 4% in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods. Oncology Systems gross orders within our international regions were negatively impacted by currency exchange rates in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods. On a constant currency basis, international Oncology Systems gross orders decreased 11% and increased 2% in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods.
The extra week of operations during the first quarter of fiscal year 2015, compared to the year-ago period, contributed to an increase of approximately $7.0 million in Oncology Systems gross orders during the first half of fiscal year 2015.
The trailing 12 months growth in gross orders for Oncology Systems at the end of the second quarter of fiscal year 2015 and at the end of each of the previous three fiscal quarters were:

	Total	North America	International
April 3, 2015	3%	6%	—%
January 2, 2015	5%	4%	6%
September 26, 2014	5%	7%	4%
June 27, 2014	3%	1%	5%

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
Imaging Components Gross Orders

Gross Orders by region	Three Months Ended			Six Months Ended
	April 3,	March 28,	Percent	April 3,	March 28,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$33.0	$66.0	(50)%	$82.4	$101.6	(19)%
EMEA	47.6	50.6	(6)%	81.0	88.0	(8)%
APAC	75.7	88.4	(14)%	155.6	136.8	14%
Total Imaging Components Gross Orders	$156.3	$205.0	(24)%	$319.0	$326.4	(2)%

North America	$30.9	$64.8	(52)%	$78.2	$99.0	(21)%
International	125.4	140.2	(11)%	240.8	227.4	6%
Total Imaging Components Gross Orders	$156.3	$205.0	(24)%	$319.0	$326.4	(2)%
The Americas Imaging Components gross orders decreased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, primarily due to a decrease in gross orders from North America. North American gross orders decreased in the second quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in gross orders from X-ray flat panel products, and to a lesser extent, a decrease in gross orders from X-ray tube products. The decrease in North American gross orders from X-ray tube and flat panel products in the second quarter of fiscal year 2015, compared to the year ago period, was primarily due to the timing of gross orders in the second quarter of fiscal year 2014 and, to a lesser extent, market pressures in the second quarter of fiscal year 2015. North American gross orders decreased in the the first half of fiscal year 2015, compared to the year-ago period, primarily due to decreases in gross orders from X-ray tube and flat panel products as a result of market pressures.
EMEA Imaging Components gross orders decreased in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods due to a decrease in gross orders from security and inspection products, partially offset by an increase in gross orders from X-ray flat panel products and, to a lesser extent, an increase in gross orders from X-ray tube products. The decrease in gross orders from security and inspection products during the second quarter and the first half of fiscal year 2015, compared to respective year-ago periods, was due to delays in tenders in which our customers participate.
APAC Imaging Components gross orders decreased in the second quarter of fiscal year 2015, compared to the year-ago period, primarily due to decreases in gross orders from X-ray tube and flat panel products. APAC Imaging Components gross orders increased in the first half of fiscal year 2015, compared to the year-ago period primarily due to an increase in gross orders from X-ray flat panel products.
The difference in currency exchange rates between the U.S. Dollar and foreign currencies in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods, did not have a material impact on Imaging Components international orders because orders in Imaging Components are generally denominated in U.S. Dollars. However, overall, gross orders from Imaging Components in the second quarter and the first half of fiscal year 2015, compared to the respective year-ago periods were impacted by the market pressures resulting from strengthening of the U.S. Dollar against the Japanese Yen and the Euro which caused a decline in demand for X-ray tubes and flat panels from some customers in APAC and EMEA.
Other Gross Orders
The “Other” category gross orders decreased in the second quarter and first half of fiscal year 2015, compared to the respective year-ago periods, due to a decrease in gross orders from VPT.

Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at April 3, 2015 was $3.1 billion, which was an increase of 10% over the backlog at March 28, 2014. Our Oncology Systems backlog at April 3, 2015 was 8% higher than the backlog at March 28, 2014, which reflected a 17% increase for the international region and a 1% decrease for North America.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments and other adjustments. In the second quarter of fiscal years 2015 and 2014, our backlog adjustments were $52.6 million and $59.1 million, respectively. In the first half of fiscal years 2015 and 2014, our backlog adjustments were $86.4 million and $105.5 million, respectively.
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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

	April 3,	September 26,
(In millions)	2015	2014	Increase
Cash and cash equivalents	$862.2	$849.3	$12.9
The increase in cash and cash equivalents in the first half of fiscal year 2015 was primarily due to $132.3 million of cash provided by operating activities, $100.0 million of cash borrowed under our revolving credit facility, $67.2 million of cash provided by stock option exercises and employee stock purchases and $19.0 million due to the effect of foreign currency exchange rates on cash and cash equivalents. These increases were partially offset by $201.2 million of cash used for the repurchase of shares of VMS common stock, $36.7 million used for purchases of property, plant, and equipment, $35.7 million increase in restricted cash primarily related to the acquisition of outstanding shares of MeVis Medical Solutions AG ("MeVis"), $25.0 million used for repayments under our term loan facility, and $5.0 million for notes receivable.
At April 3, 2015, we had approximately $42.2 million, or 5%, of total cash and cash equivalents in the United States. Approximately $820.0 million, or 95%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of April 3, 2015, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, acquisitions and other lawful corporate purposes.

Cash Flows

	Six Months Ended
	April 3,	March 28,
(In millions)	2015	2014
Net cash flow provided by (used in):
Operating activities	$132.3	$169.1
Investing activities	(75.2)	(58.9)
Financing activities	(63.2)	(288.4)
Effects of exchange rate changes on cash and cash equivalents	19.0	(0.7)
Net increase / (decrease) in cash and cash equivalents	$12.9	$(178.9)
Our primary cash inflows and outflows for the first half of fiscal year 2015, as compared to the first half of fiscal year 2014, were as follows:

•
In the first half of fiscal year 2015, we generated net cash from operating activities of $132.3 million compared to $169.1 million in the first half of fiscal year 2014. The $36.8 million decrease in net cash from operating activities in the first half of fiscal year 2015, compared to the year-ago period, was primarily driven by a $89.2 million decrease in the net change from operating assets and liabilities (working capital items) partially offset by a $43.8 million increase from non-cash items, and an $8.5 million increase in net earnings.

•	The major contributors to the net change in working capital items in the first half of fiscal year 2015 were as follows:

◦	Inventories increased $93.0 million due to anticipated customer demand for products in Oncology Systems, and Imaging Components and to a lesser extent in VPT.

◦	Accrued expenses and other liabilities decreased $43.2 million mainly because of the timing of our payments for taxes and employee incentives.

◦
Deferred revenues and advance payments from customers increased $37.1 million due to receipts of down payments for orders for which revenues have not been recognized and due to the nature of contracts and timing of customer acceptances primarily in Oncology Systems.

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

•
In the first half of fiscal year 2015, we used $75.2 million for investing activities compared to $58.9 million used in the first half of fiscal year 2014. In the first half of fiscal year 2015, we used $36.7 million for purchases of property, plant and equipment, $35.7 million to fund restricted cash primarily related to the acquisition of outstanding shares of MeVis, and $5.0 million for notes receivable. In the first half of fiscal year 2014, we used $43.8 million for purchases of property, plant and equipment and $13.7 million to fund a portion of our loan commitment to CPTC.

•
In the first half of fiscal year 2015, we used $63.2 million for financing activities compared to $288.4 million used in the first half of fiscal year 2014. In the first half of fiscal year 2015, we used $201.2 million for the repurchase of VMS common stock, $25.0 million for repayments under our term loan facility, and $16.0 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $100.0 million in net borrowings under revolving credit facility agreements, $67.2 million of proceeds from employee stock option exercises and employee stock purchases and $11.1 million in excess tax benefits from share-based compensation. In the first half of fiscal year 2014, we used $314.5 million for the repurchase of VMS common stock, $37.5 million for repayments under our term loan facility and $8.5 million for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $64.1 million of proceeds from employee stock option exercises and employee stock purchases and $8.5 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 4% of revenues in fiscal year 2015.

As further described under “Contractual Obligations” below, we have loaned $80.0 million (including accrued interest) to CPTC as of April 3, 2015. As of April 3, 2015, our remaining outstanding commitment to loan CPTC is up to $0.3 million to fund the construction and initial operations of the Scripps Proton Therapy Center.
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
At April 3, 2015, borrowings under the 2013 Term Loan Facility totaled $412.5 million with a weighted average interest rate of 1.30%. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. At April 3, 2015, there was $100.0 million outstanding on the 2013 Revolving Credit Facility with a weighted average interest rate of 1.55%. As of September 26, 2014, there were no amounts outstanding on the 2013 Revolving Credit Facility.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2015, the Sumitomo Credit Facility was extended and will expire in February 2016. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. There were no outstanding amount under the Sumitomo Credit Facility as of April 3, 2015 and September 26, 2014. On April 6, 2015, we borrowed 3 billion Japanese Yen, or $25.2 million, under the Sumitomo Credit Facility.
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
Total debt as a percentage of total capital increased to 23.4% at April 3, 2015 from 21.3% at September 26, 2014 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 2.07 to 1 at April 3, 2015 from 2.08 to 1 at September 26, 2014.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 88 days at April 3, 2015 compared to 95 days at March 28, 2014. Excluding VPT, DSO was 79 days at April 3, 2015 compared to 85 days at March 28, 2014. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of continued economic instability. As of April 3, 2015, approximately 4% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.
Stock Repurchase Program
We repurchased a total of 824,849 and 2,324,849 shares of VMS common stock during the three and six months ended April 3, 2015 under our repurchase programs. The repurchased shares include shares of VMS common stock repurchased under the accelerated share repurchase agreements mentioned below. As of April 3, 2015, 3,925,151 shares of VMS common stock remained available for repurchase. Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.
All shares that were repurchased under our stock repurchase programs have been retired.
On November 7, 2014, we signed an accelerated share repurchase agreement (the "January 2015 Repurchase Agreement") with J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”). Pursuant to the agreement, on January 6, 2015, we paid $45.0 million to J.P. Morgan and J.P. Morgan delivered 419,874 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. The repurchase period ended on March 27, 2015, and we received an additional 74,975 shares of VMS common stock from J.P. Morgan upon settlement of the January 2015 Repurchase Agreement.
On February 3, 2015, we signed an accelerated share repurchase agreement (the "April 2015 Repurchase Agreement") with BofA. Pursuant to the agreement, on April 7, 2015, we paid $70.0 million to BofA and BofA delivered 592,280 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. On April 29, 2015, BofA accelerated the share repurchase agreement and delivered an additional 151,604 shares of VMS common stock upon settlement of the April 2015 Repurchase Agreement.
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
See Note 11, "Stockholders' Equity" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of April 3, 2015, our liability for uncertain tax positions was $46.1 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.
As further described in Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, as of April 3, 2015, we accrued $9.2 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.
As further described in Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, as of April 3, 2015, the outstanding fixed fees and license fees commitment under the Siemens agreement was $5.0 million and $12.0 million, respectively.
As further described in Note 15, "CPTC Loans" of the Notes to the Condensed Consolidated Financial Statements, as of April 3, 2015, our outstanding commitment under the Tranche A and Tranche B Loans was $0.2 million and $0.1 million, respectively. We intend to sell all or a portion of our Tranche A loan before the maturity date of September 2017.
As further described in Note 5, "Related Party Transactions" of the Notes to the Condensed Consolidated Financial Statements, as of April 3, 2015, we had an estimated fixed cost commitment of $8.9 million related to dpiX’s amended agreement, for the remaining six months of fiscal year 2015. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year.
As further described in Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, in connection with the previously announced restructuring programs, during the second quarter and the first half of fiscal year 2015, we incurred restructuring charges of approximately $3.1 million and $13.6 million, respectively, of which $7.5 million was paid in cash during the first half of fiscal year 2015. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. Any remaining restructuring charges in connection with the above mentioned programs are expected to be immaterial. We expect to complete the above mentioned restructuring programs by the end of fiscal year 2015.

Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2014 Annual Report.
Business Combination
In January 2015, one of our German subsidiaries formally launched a voluntary public tender offer to acquire MeVis, a company based in Bremen, Germany that provides image processing software and services for cancer screening. As of April 3, 2015, we segregated restricted cash totaling $34.7 million, which represented the expected total payment to acquire non-par value registered shares of MeVis at a price of €17.50 per share if all outstanding shares were tendered. The restricted cash was included in other assets on our Condensed Consolidated Balance Sheet. On April 21, 2015, we completed the acquisition of 73.5% of the then outstanding shares of MeVis using approximately $25.5 million of restricted cash, with the remainder becoming unrestricted. See Note 14, "Business Combination" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of April 3, 2015, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to internal use software. The amendment clarifies that the software license element of a cloud computing arrangements should be accounted for consistent with the acquisition of other software licenses. The amendment will be effective for us beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to retirement benefits. The amendment provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendment also provides a practical expedient that permits an entity that has a significant event in an interim period to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendment will be effective for us beginning in the first quarter of fiscal year 2017 and is required to be applied on a retroactive basis. Early adoption is permitted. The amendment is not expected to have a material impact to our consolidated financial statements.
In March 2015, the FASB issued an amendment to its accounting guidance related to presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment will be effective for us beginning in the first quarter of fiscal year 2017. Early adoption is not permitted. The amendment is required to be applied on a retroactive basis. The amendment is not expected to have a material impact to our consolidated financial statements.
In February 2015, the FASB issued an amendment to its accounting guidance related to consolidation. The amendment modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment will be effective for us beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The amendment permits the use of either the retrospective or cumulative effect transition method. The amendment is not expected to have a material impact to our consolidated financial statements.
In June 2014, the FASB issued an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The new guidance will be effective for us beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The amendment can be applied on a prospective basis to all share-based payments granted or modified on or after the effective date. Entities will also be provided an option to apply the guidance on a modified retrospective basis to existing awards. The amendment is not expected to have a material impact to our consolidated financial statements.
In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance will be effective for us beginning in the first quarter of fiscal year 2018. Early application is not permitted. In April 2015, the FASB proposed a one-year deferral of the amendment. If the proposal is approved, the new guidance will be effective for us beginning in the first quarter of fiscal year 2019, with early adoption permitted after the original effective date. The amendment can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
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
We are also exposed to credit loss in the event of default by counterparties of our notes receivable or by CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. Even though, to date, CPTC has not made its amortizing principal payments, ORIX, J.P. Morgan and the Company (collectively referred to as the "Lenders") and CPTC continue to operate under the original terms of the loan while CPTC continues to ramp up patient volumes and works with other investors and the Lenders on an additional equity raise and/or modification to the loan terms. Also, during the second quarter of fiscal year 2015, CPTC did not draw down on the CPTC Loans and has been operating using the cash generated from the center's operations.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of April 3, 2015 were $350.5 million and $57.4 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio consisted of cash and cash equivalents and available-for-sale investments as of April 3, 2015. The principal amount of cash and cash equivalents at April 3, 2015 totaled $862.2 million with a weighted average interest rate of 0.14%. At April 3, 2015, our available-for-sale investments represented loans of $80.0 million (including accrued interest) to CPTC, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are classified as available-for-sale securities and carried at fair value.
The 2013 Credit Facility, which includes the 2013 Revolving Credit Facility and the 2013 Term Loan Facility, allows us to borrow up to a maximum amount of $500 million under the 2013 Term Loan Facility and $300 million under the 2013 Revolving Credit Facility.
Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.25% based on the same leverage ratio, depending upon instructions from VMS. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from VMS.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of April 3, 2015, there were no outstanding balances under the Sumitomo Credit Facility. On April 6, 2015, we borrowed 3 billion Japanese yen, or approximately $25.2 million, on the Sumitomo Credit Facility.
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our term loan facility and revolving credit facility. As of April 3, 2015, borrowings under the 2013 Term Loan Facility totaled $412.5 million with a weighted average interest rate of 1.30% and borrowings under the 2013 Revolving Credit Facility totaled $100.0 million with a weighted average interest rate of 1.55%. If our total borrowings under the 2013 Credit Facility remained at the level as of April 3, 2015 for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $5.1 million. See Note 6, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The estimated fair value of our short-term borrowings at April 3, 2015 approximated the principal amounts because of their short maturity.
The estimated fair value of our term loan payable in fiscal year 2018, at April 3, 2015, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
The fair value of our loans to CPTC was $80.0 million at April 3, 2015, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 8, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

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

We conduct business globally. Our international revenues accounted for approximately 53% and 59% of revenues from continuing operations during the second quarter of fiscal year 2015 and 2014, respectively, and approximately 57%, 57% and 56% of our total revenues during fiscal years 2014, 2013 and 2012, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

•
currency fluctuations, such as the strengthening of the U.S. Dollar since the end of our fiscal year 2014, which has adversely affected our financial results and caused some customers to delay purchasing decisions or consider in-sourcing or moving to lower cost alternatives;

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
As of April 3, 2015, approximately 95% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.

Our effective tax rate is impacted by tax laws in both the United States and in the countries in which our international subsidiaries do business. Earnings from our international region are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from the international region, a change in the mix of particular tax jurisdictions within the international region, or a change in currency exchange rates, could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed or actually remitted to the United States, in which case our financial results would be adversely affected. In addition, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws or other changes beyond our control could adversely affect our financial position and results of operations.
OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, or our revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets. For example, since the fourth quarter of fiscal year 2014, the U.S. Dollar has strengthened significantly against the Euro and Japanese Yen, which adversely impacted our financial results in the first half of fiscal year 2015 and is expected to continue to have an adverse impact during the balance of fiscal year 2015.
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
In addition, our hedging program is designed to hedge currency movements on a relatively short-term basis (typically up to the next twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. Long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. Dollar. The volatility of the U.S. Dollar that we have experienced over the last several years, and in particular the strengthening of the U.S. Dollar since the fourth quarter of fiscal year 2014, has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. In addition, the negative impact of foreign currency exchange rates has caused some customers in our Imaging Components business to consider in-sourcing or moving to lower cost alternatives. Even if the U.S. Dollar weakens, these customers may continue using the alternative sources and demand for our products may not increase.
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
We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omissions liability. Our product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Our insurance coverage may also prove to be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against us relating to a self-insured liability or a liability that is in excess of our insurance coverage, or for which insurance coverage is denied or limited, we could have to pay substantial damages, which could have a material adverse effect on our financial position and results of operations.

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
We sell our X-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, such as we have begun to see in connection with the recent strengthening of the U.S. Dollar, we could experience reduction in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss has had and will likely continue to have a material adverse effect on our Imaging Components business. In addition, economic uncertainties over the past few years, natural disasters and other matters beyond our control have made it difficult for our OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters, as well as other factors, have previously impacted our Imaging Components business with inventory reduction efforts and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Our agreements for imaging components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from these estimates.
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
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of April 3, 2015, the goodwill of VPT was $48.3 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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
We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center and Maryland Proton Therapy Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to facilitate a refinancing, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that any additional portion of our loan can be syndicated to third parties, or that the loan facility can be successfully refinanced upon the maturity of the loan. If a borrower does not have the financial means to pay off its debts, and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all, or a portion of the loan, which would adversely affect our financial results.
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of April 3, 2015, customer contracts with remaining terms of more than one year amounted to approximately four percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 3, 2015 - January 30, 2015 (2)	419,874	$85.74	419,874	4,330,126
January 31, 2015 - February 27, 2015	330,000	$92.87	330,000	4,000,126
February 28, 2015 - April 3, 2015 (3)	74,975	$93.06	74,975	3,925,151
Total	824,849	$91.71	824,849

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

(2)
Constitutes 419,874 shares of VMS common stock repurchased under the January 2015 Repurchase Agreement. See Note 11, "Stockholders' Equity" of the Notes to the Condensed Consolidated Financial Statement for further discussion.

(3)
Constitutes 74,975 shares of VMS common stock that were received from J.P. Morgan upon settlement of the January 2015 Repurchase Agreement. See Note 11, "Stockholders' Equity" of the Notes to the Condensed Consolidated Financial Statement for further discussion.

The preceding table excludes 50,796 shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	May 12, 2015	By:	/s/ ELISHA W. FINNEY
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