Form 10-Q
period 2015-07-03
VARIAN MEDICAL SYSTEMS INC
filed 2015-08-11
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 98,716,815 shares of common stock, par value $1 per share, outstanding as of July 31, 2015.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended July 3, 2015

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share amounts)	2015	2014	2015	2014
Revenues:
Product	$533,736	$505,648	$1,523,331	$1,529,024
Service	250,275	242,037	757,940	708,669
Total revenues	784,011	747,685	2,281,271	2,237,693
Cost of revenues:
Product	363,306	314,874	999,581	957,920
Service	105,729	109,084	317,168	318,157
Total cost of revenues	469,035	423,958	1,316,749	1,276,077
Gross margin	314,976	323,727	964,522	961,616
Operating expenses:
Research and development	60,010	56,988	176,398	175,668
Selling, general and administrative	110,722	124,235	368,394	348,776
Litigation settlement	—	—	—	25,130
Total operating expenses	170,732	181,223	544,792	549,574
Operating earnings	144,244	142,504	419,730	412,042
Interest income	3,489	3,045	9,573	7,768
Interest expense	(1,881)	(1,787)	(5,927)	(5,535)
Earnings before taxes	145,852	143,762	423,376	414,275
Taxes on earnings	32,210	36,672	110,451	116,437
Net earnings	113,642	107,090	312,925	297,838
Less: Net earnings attributable to noncontrolling interests	136	—	136	—
Net earnings attributable to Varian	$113,506	$107,090	$312,789	$297,838
Net earnings per share attributable to Varian - basic	$1.14	$1.03	$3.13	$2.85
Net earnings per share attributable to Varian - diluted	$1.13	$1.02	$3.10	$2.81
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	99,721	103,644	100,090	104,585
Weighted average shares outstanding - diluted	100,454	104,869	101,020	105,910

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2015	2014	2015	2014
Net earnings	$113,642	$107,090	$312,925	$297,838
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax (expense) benefit of $41 and $121 for the three and nine months ended July 3, 2015, respectively, and ($6) and ($18) for the corresponding periods of fiscal year 2014, respectively	(39)	38	(117)	113
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($116) and ($347) for the three and nine months ended July 3, 2015, respectively, and ($102) and ($303) for the corresponding periods of fiscal year 2014, respectively	505	433	1,514	1,303
	466	471	1,397	1,416
Unrealized loss on available for sale securities:
Increase (decrease) in unrealized gain (loss), net of tax benefit of $102 for both the three and nine months ended July 3, 2015	(218)	—	(218)	—
	(218)	—	(218)	—
Unrealized gain (loss) on derivatives:
Increase (decrease) in unrealized gain, net of tax (expense) benefit of ($127) and ($866) for the three and nine months ended July 3, 2015, respectively, and ($37) and ($816) for the corresponding periods of fiscal year 2014, respectively	214	62	1,452	1,361
Reclassification adjustments, net of tax (expense) benefit of $259 and $1,286 for the three and nine months ended July 3, 2015, respectively, and ($90) and $389 for the corresponding periods of fiscal year 2014, respectively	(434)	149	(2,155)	(649)
	(220)	211	(703)	712
Currency translation adjustment	2,112	(1,742)	(28,348)	(752)
Other comprehensive earnings (loss)	2,140	(1,060)	(27,872)	1,376
Comprehensive earnings	115,782	106,030	285,053	299,214
Less: Comprehensive earnings attributable to noncontrolling interests	78	—	78	—
Comprehensive earnings attributable to Varian	$115,704	$106,030	$284,975	$299,214

 See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3,	September 26,
(In thousands, except par values)	2015	2014 (1)
Assets
Current assets:
Cash and cash equivalents	$951,437	$849,275
Short-term investment	71,699	66,176
Accounts receivable, net of allowance for doubtful accounts of $23,081 at July 3, 2015 and $20,317 at September 26, 2014	673,706	731,929
Inventories	640,101	572,261
Prepaid expenses and other current assets	187,130	148,562
Deferred tax assets	124,862	125,962
Total current assets	2,648,935	2,494,165
Property, plant and equipment, net	343,417	337,999
Goodwill	241,734	240,626
Other assets	297,493	284,500
Total assets	$3,531,579	$3,357,290
Liabilities and Equity
Current liabilities:
Accounts payable	$180,468	$187,377
Accrued expenses	292,901	324,409
Deferred revenues	467,200	421,845
Advance payments from customers	161,677	170,724
Product warranty	41,949	47,299
Short-term borrowings	94,451	—
Current maturities of long-term debt	50,000	50,000
Total current liabilities	1,288,646	1,201,654
Long-term debt	350,000	387,500
Other long-term liabilities	149,999	151,716
Total liabilities	1,788,645	1,740,870
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 99,511 and 100,942 shares issued and outstanding at July 3, 2015 and at September 26, 2014, respectively	99,511	100,942
Capital in excess of par value	698,991	642,848
Retained earnings	1,016,547	931,241
Accumulated other comprehensive loss	(86,483)	(58,611)
Total Varian stockholders' equity	1,728,566	1,616,420
Noncontrolling interests	14,368	—
Total equity	1,742,934	1,616,420
Total liabilities and equity	$3,531,579	$3,357,290

(1) The condensed consolidated balance sheet as of September 26, 2014 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 3,	June 27,
(In thousands)	2015	2014
Cash flows from operating activities:
Net earnings	$312,925	$297,838
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	36,594	30,054
Tax benefits from exercises of share-based payment awards	12,300	9,882
Excess tax benefits from share-based compensation	(12,303)	(9,850)
Depreciation	44,893	42,717
Amortization of intangible assets	5,112	3,259
Impairment of a privately-held equity investment	—	7,725
Deferred taxes	15,218	(4,689)
Provision for doubtful accounts receivable	2,811	5,662
Other, net	1,386	(1,750)
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable	14,045	(67,947)
Inventories	(77,288)	(49,060)
Prepaid expenses and other assets	(32,702)	(22,147)
Accounts payable	281	(14,020)
Accrued expenses and other liabilities	(39,845)	(14,768)
Deferred revenues and advance payments from customers	32,740	42,683
Net cash provided by operating activities	316,167	255,589
Cash flows from investing activities:
Purchases of property, plant and equipment	(57,084)	(63,229)
Investment in available-for-sale corporate debt securities	(942)	(40,692)
Sale of a portion of investment in available-for-sale corporate debt security	—	38,075
Acquisitions of businesses, net of cash acquired	(11,585)	(15,500)
Notes receivable	(5,000)	(5,500)
Net amounts received from deferred compensation plan trust account	2,507	—
Other, net	(1,085)	642
Net cash used in investing activities	(73,189)	(86,204)
Cash flows from financing activities:
Repurchases of common stock	(293,570)	(417,245)
Proceeds from issuance of common stock to employees	86,536	84,107
Excess tax benefits from share-based compensation	12,303	9,850
Employees' taxes withheld and paid for restricted stock and restricted stock units	(16,200)	(8,664)
Borrowings received under credit facility agreement	125,000	—
Repayments under credit facility agreement and other bank borrowings	(162,500)	(56,250)
Net borrowings received under credit facility agreements with maturities less than 90 days	95,478	29,553
Capital contribution from noncontrolling interest holders	2,893	—
Other	(3,341)	(616)
Net cash used in financing activities	(153,401)	(359,265)
Effects of exchange rate changes on cash and cash equivalents	12,585	(1,994)
Net increase (decrease) in cash and cash equivalents	102,162	(191,874)
Cash and cash equivalents at beginning of period	849,275	1,117,861
Cash and cash equivalents at end of period	$951,437	$925,987
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively, the “Company”) design, manufacture, sell and service hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy. The Company also designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, specific procedures, computed tomography, computer-aided diagnostics and industrial applications. In addition, the Company designs, manufactures, sells and services linear accelerators, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2014 (the “2014 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of July 3, 2015 and September 26, 2014, results of operations and statements of comprehensive earnings for the three and nine months ended July 3, 2015 and June 27, 2014, and cash flows for the nine months ended July 3, 2015 and June 27, 2014. The results of operations for the three and nine months ended July 3, 2015 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2015 is the 53-week period ending October 2, 2015, and fiscal year 2014 was the 52-week period ended September 26, 2014. The fiscal quarters ended July 3, 2015 and June 27, 2014 were both 13-week periods.
Principles of Consolidation
The condensed consolidated financial statements include those of VMS and its wholly-owned and majority-owned or controlled subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
In July 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to inventory measurement. The amendment requires inventory measured using first-in, first-out (FIFO) or average cost to be subsequently measured at the lower of cost and net realizable value, thereby simplifying the current guidance that requires an entity to measure inventory at the lower of cost or market. The amendment will be effective for the Company beginning in its

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

first quarter of fiscal year 2017 and is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to internal use software. The amendment clarifies that the software license element of a cloud computing arrangements should be accounted for consistent with the acquisition of other software licenses. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to retirement benefits. The amendment provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendment also provides a practical expedient that permits an entity that has a significant event in an interim period to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017 and is required to be applied on a retrospective basis. Early adoption is permitted. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.
In March 2015, the FASB issued an amendment to its accounting guidance related to presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is not permitted. The amendment is required to be applied on a retrospective basis. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.

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
In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In June 2015, the FASB approved a one-year deferral of the amendment. The new guidance will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The amendment can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

2. BALANCE SHEET COMPONENTS:

The following tables summarize the Company's available-for-sale securities (in millions):

July 3, 2015	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
Corporate debt securities:
CPTC loans	$81.9	$—	$81.9
Other	8.6	(0.2)	8.4
Non-U.S. government security	0.7	(0.1)	0.6
	$91.2	$(0.3)	$90.9

September 26, 2014	Amortized Cost	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
Corporate debt securities:
CPTC loans	$75.6	$—	$75.6
	$75.6	$—	$75.6

The available-for-sale securities included loans to California Proton Treatment Center, LLC (“CPTC”). As of July 3, 2015, of the total amount of $81.9 million of the CPTC loans, $71.7 million was included in short-term investment and $10.2 million was included in other assets on the Condensed Consolidated Balance Sheet. As of September 26, 2014, of the total amount of $75.6 million of the CPTC loans, $66.2 million was included in short-term investment and $9.4 million was included in other assets on the Condensed Consolidated Balance Sheet. Refer to Note 15, "CPTC Loans" for additional discussion.

As of July 3, 2015, the other corporate debt securities and non-U.S. government security are included in other assets because their maturity dates are greater than one year. As of July 3, 2015, the Company anticipates that it will recover the entire amortized cost basis of all of its available-for-sale securities and determined that no other-than-temporary impairments were required to be recognized.

	July 3,	September 26,
(In millions)	2015	2014
Inventories:
Raw materials and parts	$357.0	$296.1
Work-in-process	91.4	124.5
Finished goods	191.7	151.7
Total inventories	$640.1	$572.3

	July 3,	September 26,
(In millions)	2015	2014
Other long-term liabilities:
Long-term income taxes payable	$43.2	$55.2
Long-term deferred income taxes	45.6	31.5
Other	61.2	65.0
Total other long-term liabilities	$150.0	$151.7

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at July 3, 2015:
Corporate debt securities:
CPTC loans	$—	$—	$81.9	$81.9
Other	—	8.4	—	8.4
Non-U.S. government security	—	0.6	—	0.6
Derivative assets	—	1.0	—	1.0
Total assets measured at fair value	$—	$10.0	$81.9	$91.9

Liabilities at July 3, 2015:
Contingent consideration	$—	$—	$(4.1)	$(4.1)
Total liabilities measured at fair value	$—	$—	$(4.1)	$(4.1)

Assets at September 26, 2014:
Corporate debt securities:
CPTC loans	$—	$—	$75.6	$75.6
Derivative assets	—	1.5	—	1.5
Total assets measured at fair value	$—	$1.5	$75.6	$77.1

Liabilities at September 26, 2014:
Contingent consideration	$—	$—	$(7.5)	$(7.5)
Total liabilities measured at fair value	$—	$—	$(7.5)	$(7.5)

The CPTC loans are included under short-term investment and other assets, other corporate debt securities and non-U.S. government securities are included under other assets, derivative assets are included under prepaid expenses and other current assets, and contingent consideration is included under accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The fair value of the Company's Level 2 other corporate debt securities and non-U.S. government security are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are short-term in nature, typically one month to thirteen months in duration.
The fair value of the Company’s Level 3 CPTC loans is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC. If the estimated discount rates used were to increase or decrease, the fair value of the debt securities would decrease or increase, respectively. However, the Company does not increase the fair value of these securities above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase these loans from the Company under the original terms and conditions at par value.

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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	CPTC Loans	Contingent Consideration
Balance at September 26, 2014	$75.6	$(7.5)
Additions (1)	6.3	—
Settlements (2)	—	3.3
Change in fair value recognized in earnings	—	0.1
Balance at July 3, 2015	$81.9	$(4.1)

(1)	Amounts reported under CPTC loans include accrued interest.

(2)	Amounts reported under contingent consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and nine months ended July 3, 2015, or the three and nine months ended June 27, 2014. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of both July 3, 2015 and September 26, 2014, the fair value of current maturities of long-term debt approximated its carrying value of $50.0 million, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $350.0 million and $387.5 million, at July 3, 2015 and September 26, 2014, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as level 2 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

4. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

	Oncology	Imaging
(In millions)	Systems	Components	Other	Total
Balance at September 26, 2014	$148.3	$36.0	$56.3	$240.6
Business acquisition	—	8.2	—	8.2
Foreign currency translation adjustments	—	—	(7.1)	(7.1)
Balance at July 3, 2015	$148.3	$44.2	$49.2	$241.7
The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets subject to amortization included in other assets in the Condensed Consolidated Balance Sheets as follows:

	July 3,	September 26,
(In millions)	2015	2014
Intangible Assets:
Acquired existing technology	$58.1	$54.6
Patents, licenses and other	29.1	28.8
Customer contracts and supplier relationship	14.9	12.4
Accumulated amortization	(61.6)	(56.9)
Net carrying amount subject to amortization	$40.5	$38.9

As of July 3, 2015 and September 26, 2014, the Company also had $1.8 million and $2.0 million, respectively, of in-process research and development assets. Amortization expense for intangible assets was $1.8 million and $1.4 million in the three months ended July 3, 2015 and June 27, 2014, respectively. Amortization expense for intangible assets was $5.1 million and $3.3 million in the nine months ended July 3, 2015 and June 27, 2014, respectively. The Company estimates amortization expense for the remaining three months of fiscal year 2015, fiscal year 2016, fiscal year 2017, fiscal year 2018, fiscal year 2019, fiscal year 2020 and thereafter, will be as follows (in millions): $3.2, $9.5, $8.2, $6.1, $5.9, $4.4, and $3.2, respectively.

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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded an insignificant amount of income in the three months ended July 3, 2015, and recorded income of $0.7 million in the three months ended June 27, 2014, from the equity investment in dpiX Holding. VMS recorded income of $0.5 million and $0.1 million from the equity investment in dpiX Holding in the nine months ended July 3, 2015 and June 27, 2014. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in other assets in the Condensed Consolidated Balance Sheets, was $48.0 million at July 3, 2015 and $49.7 million at September 26, 2014.
The Company purchased glass transistor arrays from dpiX totaling $5.6 million and $5.7 million in the three months ended July 3, 2015 and June 27, 2014, respectively, and $15.5 million and $14.9 million in the nine months ended July 3, 2015 and June 27, 2014, respectively. These purchases of glass transistor arrays are included as a component of inventories in the Condensed Consolidated Balance Sheets or cost of revenues - product in the Condensed Consolidated Statements of Earnings for these fiscal periods.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of July 3, 2015, the Company had fixed cost commitments of $4.4 million related to this amended agreement for the remaining three months of fiscal year 2015. The fixed cost commitments for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
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
Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility have a maturity of approximately 30 days if based on the Eurodollar Rate and the same maturity as the 2013 Term Loan Facility if based on the base rate.
At July 3, 2015, borrowings under the 2013 Term Loan Facility totaled $400.0 million, with a weighted average interest rate of 1.31%. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. Borrowings under the 2013 Term Loan Facility are included in current maturities of long-term debt and long-term debt in the Condensed Consolidated Balance Sheets. At July 3, 2015, there was $70.0 million outstanding on the 2013 Revolving Credit Facility with a weighted average interest rate of 1.56%. At September 26, 2014, there were no amounts outstanding on the 2013 Revolving Credit Facility. Borrowings under the 2013 Revolving Credit Facility are included in short-term borrowings in the Condensed Consolidated Balance Sheets.
Subject to certain limitations on the amount secured, a pledge of stock issued by certain present and future subsidiaries of VMS, that are deemed to be material under the terms of the 2013 Credit Facility, serve as security for the 2013 Credit Facility. These stock pledges also serve as security for all hedging or treasury management obligations entered into by the Company with a Lender. As of July 3, 2015, VMS had pledged 65% of the voting shares that it holds in Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary. The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of July 3, 2015, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.
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

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2015, the Sumitomo Credit Facility was extended and will expire in February 2016. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of July 3, 2015 the outstanding balance under the Sumitomo Credit Facility was 3 billion Japanese Yen or $24.5 million with a weighted average interest rate of 0.63%. As of September 26, 2014, there was no outstanding balance under the Sumitomo Credit Facility. Borrowings under the Sumitomo Credit Facility are included in short-term borrowings in the Condensed Consolidated Balance Sheets.

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
The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives
		July 3, 2015	September 26, 2014
(In millions)	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.5	$1.5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.5	—
Total derivatives		$1.0	$1.5

At July 3, 2015 and September 26, 2014, the Company did not have any outstanding liability derivatives. See Note 3, "Fair Value" regarding valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2014 Annual Report regarding credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis in the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of July 3, 2015 and September 26, 2014, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
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
The Company designates and accounts for certain of its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instrument that are designated and qualify as cash flow hedges in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and amounts excluded from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. During the three and nine months ended July 3, 2015, the Company did not discontinue any cash flow hedges. At the inception of the hedge, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of July 3, 2015, all forecasted cash flows were still probable to occur. As of July 3, 2015, the net unrealized gain on derivative instruments, before tax, of $0.4 million was included in accumulated other comprehensive loss and is expected to be reclassified to earnings over the next 12 months that follows.
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

July 3, 2015
(In millions)	Notional Value Sold
Euro	$20.4
Japanese Yen	0.9
Totals	$21.3

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,		July 3,	June 27,	July 3,	June 27,
(In millions)	2015	2014	2015	2014		2015	2014	2015	2014
Foreign currency forward contracts	$0.3	$0.1	$2.3	$2.2	Revenues	$0.7	$(0.3)	$3.4	$1.0

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
The Company had the following outstanding foreign currency forward contracts that were either (i) entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units or (ii) originally designated as cash flow hedge (primarily in Japanese Yen) and were subsequently de-designated when the forecasted revenues were recognized:

	July 3, 2015
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$17.3	$—
Brazilian Real	2.8	—
British Pound	19.9	—
Canadian Dollar	—	16.4
Danish Krone	1.7	4.5
Euro	166.4	15.6
Hungarian Forint	7.7	—
Indian Rupee	9.2	—
Japanese Yen	77.4	—
Swiss Franc	—	74.7
Totals	$302.4	$111.2

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments:

Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2015	2014	2015	2014
Selling, general and administrative expenses	$(1.3)	$(1.1)	$32.7	$0.4

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of July 3, 2015 and September 26, 2014, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
	July 3,	June 27,
(In millions)	2015	2014
Accrued product warranty, at beginning of period	$49.3	$53.2
Charged to cost of revenues	33.1	38.8
Actual product warranty expenditures	(38.8)	(41.5)
Accrued product warranty, at end of period	$43.6	$50.5

Long-term accrued product warranty costs of $1.7 million and $2.0 million are included under other long-term liabilities in the Condensed Consolidated Balance Sheets as of July 3, 2015 and September 26, 2014, respectively.
Other Commitments

In April 2012, VMS entered into a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, the Company and Siemens are working on developing interfaces to enable the Company’s ARIA® oncology information system software to connect with Siemens linear accelerators and imaging systems. Under the agreement establishing this collaboration, the Company committed to make certain payments, including up to $10.0 million in fixed fees and $20.0 million in license fees, in the event certain product development milestones are achieved. As of July 3, 2015, the outstanding fixed fees and license fees commitments for the Siemens agreement were $4.5 million and $12.0 million, respectively.
In connection with the acquisition of businesses in prior years, the Company entered into agreements which included provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of July 3, 2015, the fair value of potential contingent consideration liabilities under these agreements was $4.1 million. See Note 3, "Fair Value" for additional information.
As of July 3, 2015, the Company had an estimated fixed cost commitment of $4.4 million related to dpiX's amended agreement for the remaining three months of fiscal year 2015. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year. See Note 5, "Related Party Transactions" for additional information.

In May 2015, the Company, through one of its subsidiaries, committed to loan up to $35.0 million to the Maryland Proton Therapy Center ("MPTC"). The Company had previously entered into an agreement with MPTC to supply it with a proton system. Varian's commitment is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. As of July 3, 2015, the Company's outstanding commitment under the loan to MPTC was $22.8 million, to be paid in four installments of $5.7 million each on June 30, 2016, September 30, 2016, December 30, 2016 and March 31, 2017.

In July 2015, the Company, through one of its subsidiaries, committed to loan up to $91.5 million to MM Proton I, LLC in connection with a purchase agreement to supply a proton system to equip the New York Proton Center. The commitment includes a $73.0 million "Senior First Lien Loan" with a six-year term and an $18.5 million "Subordinate Loan" with a six-and-a-half-year term. The first draw down under either of these loans was $15.5 million of the "Subordinate Loan" on July 15, 2015. The Company expects the remaining draw downs to take place primarily through fiscal year 2018.
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
The Company spent $0.2 million and $0.3 million (net of amounts borne by VI and VSEA) in the three months ended July 3, 2015 and June 27, 2014, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $1.0 million and $0.8 million (net of amounts borne by VI and VSEA) in the nine months ended July 3, 2015 and June 27, 2014, respectively, on such costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of July 3, 2015, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.6 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of July 3, 2015. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.6 million for these cleanup projects as of July 3, 2015. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of July 3, 2015, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.0 million to $35.4 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of July 3, 2015. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $9.0 million at July 3, 2015. Accordingly, the Company has accrued $7.4 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.6 million described in the preceding paragraph.
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.1 million at July 3, 2015 and $2.2 million at September 26, 2014, with the current and noncurrent receivables portion included in prepaid expenses and other current assets and other assets and the payable portion to that insurer is included in other long-term liabilities in the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.

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

In June 2015, a foreign subsidiary of the Company was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. The Company previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission.  At this time, the Company is unable to predict the ultimate outcome of this matter, and therefore no amounts have been accrued as of July 3, 2015.
The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a range of reasonably possible losses with respect to such matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected.
Restructuring Charges
As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualifying employees across all reporting segments during the fourth quarter of fiscal year 2014. The program required the participating employees to submit their applications by October 10, 2014, and as a result, the restructuring charges relating to this program were primarily incurred in the first quarter of fiscal year 2015. The Company incurred additional restructuring charges across all reporting segments for workforce reductions during the first nine months of fiscal year 2015. In connection with the above mentioned restructuring programs, during the nine months ended July 3, 2015, the Company incurred restructuring charges of $13.4 million, of which $10.9 million was paid in cash during the nine months ended July 3, 2015. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The Company expects to complete the above mentioned restructuring programs by the end of fiscal year 2015 and any remaining restructuring charges are not expected to be significant.
No restructuring charges were incurred during the three and nine months ended June 27, 2014 in relation to this or any restructuring programs.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

9. RETIREMENT PLANS
The Company’s net defined benefit costs were composed of the following:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2015	2014	2015	2014
Defined Benefit Plans
Service cost	$1,180	$1,028	$3,551	$3,077
Interest cost	1,278	1,545	3,843	4,591
Expected return on plan assets	(1,791)	(1,977)	(5,385)	(5,869)
Amortization of prior service cost	45	43	138	128
Recognized actuarial loss	614	539	1,841	1,616
Net periodic benefit cost	$1,326	$1,178	$3,988	$3,543

The Company made contributions to the defined benefit plans of $5.4 million during the nine months ended July 3, 2015. The Company currently expects total contributions to the defined benefit plans for fiscal year 2015 will be approximately $6.9 million. The Company's post-retirement benefit costs and contributions were not significant during both the three and nine months ended July 3, 2015 and June 27, 2014, and are not included in the table above.

10. INCOME TAXES
The Company’s effective tax rate was 22.1% and 26.1% for the three and nine months ended July 3, 2015, compared to 25.5% and 28.1% for the respective year-ago periods of fiscal year 2014. The decrease in the Company’s effective tax rate during the three and nine months ended July 3, 2015 compared to the respective year ago periods, was primarily due to the geographic mix of earnings, including significant Particle Therapy earnings in Germany, a jurisdiction for which the Company has a full valuation allowance, in the third quarter of fiscal year 2015.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.
The total amount of unrecognized tax benefits did not materially change during the nine months ended July 3, 2015; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation and audit settlements in various jurisdictions.

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
In November 2013, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from December 30, 2013 through December 31, 2014. The Company repurchased a total of 3,250,000 shares of VMS common stock during the nine months ended June 27, 2014. The Company repurchased a total of 250,000 shares of VMS common stock during the three months ended January 2, 2015 under this program and thereafter no shares of VMS common stock remained available for repurchase under this repurchase authorization.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In August 2014, the VMS Board of Directors authorized the repurchase of an additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. The Company repurchased a total of 1,000,000 and 3,074,849 shares of VMS common stock during the three and nine months ended July 3, 2015 under this program. The repurchased shares include shares of VMS common stock repurchased under the accelerated share repurchase agreements mentioned below. As of July 3, 2015, 2,925,151 shares of VMS common stock remained available for repurchase under the August 2014 authorization. Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.
All shares that were repurchased under the Company's stock repurchase programs have been retired.
On November 7, 2014, the Company signed an accelerated share repurchase agreement (the "January 2015 Repurchase Agreement") with J.P.Morgan Chase Bank, N.A. (“J.P. Morgan”). On January 6, 2015, the Company paid $45.0 million and J.P Morgan delivered 419,874 shares of VMS common stock. The repurchase period ended on March 27, 2015, and the Company received an additional 74,975 shares of VMS common stock from J.P. Morgan upon settlement of the January 2015 Repurchase Agreement.
On February 3, 2015, the Company signed an accelerated share repurchase agreement (the "April 2015 Repurchase Agreement") with BofA. On April 7, 2015, the Company paid $70.0 million and BofA delivered 592,280 shares of VMS common stock. The repurchase period ended on April 29, 2015, and the Company received an additional 151,604 shares of VMS common stock from BofA upon settlement of the April 2015 Repurchase Agreement.
On February 4, 2015, the Company signed an accelerated share repurchase agreement ("July 2015 Repurchase Agreement") with J.P. Morgan. Pursuant to the agreement, on July 8, 2015, the Company paid $45.0 million to J.P. Morgan and J.P. Morgan delivered 418,167 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. The repurchase period will end on September 29, 2015, and J.P. Morgan has the right to accelerate the repurchase beginning July 16, 2015.
On May 19, 2015, the Company entered into an accelerated share repurchase agreement with J.P. Morgan. Pursuant to the agreement, on July 23, 2015, the Company paid $43.9 million and received 400,000 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. The repurchase period will end on August 26, 2015, and J.P. Morgan has the right to accelerate the the repurchase period beginning August 3, 2015.
Other Comprehensive Earnings
The changes in accumulated other comprehensive earnings (loss) by component and related tax effects are summarized as follows:

(in thousands)	Net Unrealized Gain (Loss) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gain (Loss) Available for Sale Investments	Net Unrealized Gain (Loss) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 26, 2014	$(44,060)	$—	$965	$(15,516)	$(58,611)
Other comprehensive earnings before reclassifications	—	(320)	2,318	(28,348)	(26,350)
Amounts reclassified out of other comprehensive earnings	1,623		(3,441)	—	(1,818)
Tax benefit (expense)	(226)	102	420	—	296
Balance at July 3, 2015	$(42,663)	$(218)	$262	$(43,864)	$(86,483)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

(in thousands)	Net Unrealized Gain (Loss) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gain (Loss) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 27, 2013	$(40,081)	$(691)	$701	$(40,071)
Other comprehensive earnings before reclassifications	—	2,177	(752)	1,425
Amounts reclassified out of other comprehensive earnings	1,737	(1,038)	—	699
Tax expense	(321)	(427)	—	(748)
Balance at June 27, 2014	$(38,665)	$21	$(51)	$(38,695)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(in thousands)	2015	2014	2015	2014
Comprehensive Earnings Components	Income (Loss) Before Taxes		Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(541)	$(579)	$(1,623)	$(1,737)	Cost of revenues & Operating expenses
Unrealized gain (loss) on cash flow hedging instruments	693	(239)	3,441	1,038	Revenues
Total amounts reclassified out of other comprehensive earnings	$152	$(818)	$1,818	$(699)

12. EMPLOYEE STOCK PLANS
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands)	2015	2014	2015	2014
Cost of revenues - Product	$1,263	$950	$3,578	$2,374
Cost of revenues - Service	1,066	1,330	3,004	3,392
Research and development	1,717	1,771	5,109	4,392
Selling, general and administrative	7,310	7,363	24,903	19,896
Total share-based compensation expense	$11,356	$11,414	$36,594	$30,054
Income tax benefit for share-based compensation	$(3,455)	$(3,564)	$(11,371)	$(9,301)

During the nine months ended July 3, 2015 and June 27, 2014, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at vesting depend on the Company’s business performance during the performance period, against specified performance targets, both of which are set by the Compensation and Management Development Committee of the Board of Directors. The performance units vest at the end of a three-year service period with one three-year performance period for both the Company's and total shareholder return performance grants prior to fiscal year 2015 and a one year Company's performance period and a three year total shareholder return performance period for grants made in fiscal year 2015. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Employee Stock Option Plans
Expected term (in years)	4.13	—	4.15	4.13
Risk-free interest rate	1.3%	—	1.3%	1.2%
Expected volatility	21.6%	—	22.1%	24.6%
Expected dividend	0.0%	—	0.0%	0.0%
Weighted average fair value at grant date	$17.16	—	$18.52	$18.23

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
	2015	2014	2015	2014
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Expected volatility	17.2%	11.1%	12.7%	12.8%
Expected dividend	0.0%	0.0%	0.0%	0.0%
Weighted average fair value at grant date	$17.56	$14.42	$15.87	$14.20

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant
Balance at September 26, 2014	8,168
Granted	(1,829)
Cancelled or expired	300
Balance at July 3, 2015	6,639

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 26, 2014	3,343	$60.53
Granted	634	92.29
Cancelled or expired	(11)	87.01
Exercised	(1,358)	52.88
Balance at July 3, 2015	2,608	$72.12	4.3	$39,963

Exercisable at July 3, 2015	1,567	$61.74	3.0	$37,892

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $85.91 as of July 2, 2015, the last trading date of the third quarter of fiscal year 2015, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of July 3, 2015, there was $13.6 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 26, 2014	1,126	$72.08
Granted	407	93.09
Vested	(496)	67.71
Cancelled or expired	(81)	67.38
Balance at July 3, 2015	956	$84.10
As of July 3, 2015, unrecognized compensation expense totaling $44.3 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.
13. EARNINGS PER SHARE
Basic net earnings per share is computed by dividing net earnings attributable to Varian by the weighted average number of shares of VMS common stock outstanding for the period. Diluted net earnings per share is computed by dividing net earnings attributable to Varian by the sum of the weighted average number of common shares outstanding and dilutive common shares under the treasury stock method.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table sets forth the computation of net basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net earnings attributable to Varian	$113,506	$107,090	$312,789	$297,838
Weighted average shares outstanding - basic	99,721	103,644	100,090	104,585
Dilutive effect of potential common shares	733	1,225	930	1,325
Weighted average shares outstanding - diluted	100,454	104,869	101,020	105,910
Net earnings per share attributable to Varian - basic	$1.14	$1.03	$3.13	$2.85
Net earnings per share attributable to Varian - diluted	$1.13	$1.02	$3.10	$2.81
Anti-dilutive employee shared based awards, excluded	948	657	994	720

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

14. BUSINESS COMBINATION
In January 2015, one of the Company's German subsidiaries formally launched a voluntary public tender offer to acquire MeVis Medical Solutions AG ("MeVis"), a company based in Bremen, Germany that provides image processing software and services for cancer screening.  At the end of the second quarter of fiscal year 2015, the Company segregated restricted cash totaling $34.7 million, which represented the expected total payment to acquire non-par value registered shares of MeVis at a price of €17.50 per share if all outstanding shares were tendered. On April 21, 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis using approximately $25.5 million of the restricted cash, with the remainder then becoming unrestricted. The acquisition was accounted for as a business combination. The following table summarizes the preliminary recording of the fair value of the assets acquired and liabilities assumed as of the acquisition date.

(In millions)	Fair Value
Net tangible assets (1)	$21.7
Intangible assets with a weighted average useful life of 5.4 years	5.8
Goodwill (2)	8.2
Fair value of net assets	35.7
Less: Noncontrolling interests	10.2
Net assets acquired	$25.5

(1)	Net tangible assets included $13.9 million cash and cash equivalents.

(2)	Goodwill was primarily attributable to expected synergies resulting from the acquisition. It will not be deductible for income tax purposes in this case.
As of July 3, 2015, the fair value assignments were preliminary and they may change upon finalization. The Company intends to acquire additional shares of MeVis as permitted under current agreements and through the framework of German laws. The acquisition of MeVis was integrated into the Company's X-ray tubes and flat panel products reporting unit. Financial results for MeVis are included within the Company's Imaging Components segment since the date of acquisition. The impact of this acquisition was not material to the Consolidated Financial Statements and therefore proforma disclosures have not been presented.

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
As of July 3, 2015, the Company had loaned $71.7 million under the Tranche A loan and had loaned $10.2 million under the Tranche B loan. The amounts loaned under the Tranche A and Tranche B loans include accrued interest. As of July 3, 2015, the Company had no outstanding commitment for further draw downs on the CPTC loans. The Company intends to sell all or a portion of its participation in its Tranche A loan before the maturity date. The CPTC loans are accounted for as available-for-sale securities and recorded at fair value. The Tranche A loan is classified as a short-term investment and included in current assets and the Tranche B loan is included in other assets on the Company’s Condensed Consolidated Balance Sheets. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center.
Pursuant to the loan agreement, as amended in June 2014, the CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate became due and payable. To date no amortizing principal payments have been made. ORIX, J.P. Morgan and the Company (collectively the "Lenders") and CPTC continue to operate under the original terms of the loan while CPTC continues to ramp up patient volumes and works with other investors and the Lenders on an additional equity raise and/or modification to the loan terms. During the second and third quarter of fiscal year 2015, CPTC did not draw down on the CPTC Loans and has been operating using the cash generated from the center's operations.
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
As of July 3, 2015, the Company had recorded $22.5 million in accounts receivable from CPTC, compared to $20.1 million as of September 26, 2014. As of September 26, 2014, the outstanding Tranche A loan balance to CPTC was $66.2 million and the outstanding Tranche B loan balance was $9.4 million. The Company’s exposure to loss as a result of its involvement with CPTC is limited to the carrying amounts of these assets on its Condensed Consolidated Balance Sheets.

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
The Imaging Components segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics and industrial applications. The Company’s X-ray imaging components are sold to large imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems. The Company sells X-ray tubes and flat panel digital image detectors for filmless X-ray imaging (commonly referred to as “flat panel detectors” or “digital image detectors”) to small OEM customers, independent service companies and directly to end-users for replacement purposes. The Imaging Components segment also designs, manufactures, sells and services Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate its products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial private parties in the casting, power, aerospace, chemical, petro-chemical and automotive industries for nondestructive product examination purposes.
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
The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended		Nine Months Ended
	July 3,	June 27,	July 3,	June 27,
(In millions)	2015	2014	2015	2014
Revenues
Oncology Systems	$558.7	$578.2	$1,711.4	$1,722.7
Imaging Components	134.7	161.8	456.2	492.0
Total reportable segments	693.4	740.0	2,167.6	2,214.7
Other	90.6	7.7	113.7	23.0
Total company	$784.0	$747.7	$2,281.3	$2,237.7
Operating Earnings (Loss)
Oncology Systems	$110.6	$123.5	$362.6	$369.3
Imaging Components	23.2	41.7	104.4	124.6
Total reportable segments	133.8	165.2	467.0	493.9
Other	9.8	(12.2)	(16.5)	(40.9)
Corporate	0.6	(10.5)	(30.8)	(41.0)
Total company	$144.2	$142.5	$419.7	$412.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

17. SUBSEQUENT EVENT

On July 29, 2015, the Company, through one of its subsidiaries, entered into an agreement to acquire Claymount Investments B.V., a Netherlands-based supplier of X-ray imaging components, for approximately $59.0 million in cash. The acquisition closed on August 3, 2015 and will be accounted for as a business combination in the fourth quarter of fiscal year 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of July 3, 2015 and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and nine-month periods ended July 3, 2015 and June 27, 2014, and the condensed consolidated statement of cash flows for the nine-month periods ended July 3, 2015 and June 27, 2014. These interim financial statements are the responsibility of the Company’s management.

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
August 11, 2015

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
Total revenues increased 5%, net earnings attributable to Varian increased 6%, net earnings per diluted share increased 11%, and gross margin decreased 3.1 percentage points in the third quarter of fiscal year 2015, compared to the year-ago period. Gross orders increased 2% in Oncology Systems and decreased 25% in Imaging Components in the third quarter of fiscal year 2015, compared to the year-ago period. The "Other" category booked gross orders of $131 million, including approximately $87 million of gross orders related to the Maryland Proton Therapy Center ("MPTC"), in the third quarter of fiscal year 2015, which represented an increase of 128% compared to the year-ago quarter. Our backlog at July 3, 2015 was 9% higher than at the end of the third quarter of fiscal year 2014.
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
The U.S. Dollar strengthened against the Euro, the Japanese Yen and other foreign currencies in the third quarter of fiscal year 2015, compared to the year-ago period. In the third quarter of fiscal year 2015, our total revenues increased 11% in constant currency, compared to the year-ago period. Our total revenues for the third quarter of fiscal year 2015 were negatively impacted by $42.9 million, compared to the year-ago period, due to unfavorable foreign currency exchange rate fluctuations. In the third quarter of fiscal year 2015, our gross orders for Oncology Systems increased 10% in constant currency, compared to the year-ago period. We expect that the recent significant fluctuations of the Euro and the Japanese Yen against the U.S. Dollar will continue to have a negative impact on our financial performance for the rest of fiscal year 2015.
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
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically purchase lower-priced products, which generally have lower gross margin percentages, compared to developed markets. We have also seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products. We have also been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
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
In the radiation oncology markets outside of North America, we expect the long-term market growth of our EMEA region will be mixed. In APAC, we expect China to lead longer term regional growth, off-setting a slower Japanese market. Our long-term outlook for Latin America remains healthy. Overall, we believe the longer-term global radiation oncology market can grow, on average and in constant currencies, in the mid-single-digit range.
In May 2015, we entered into a strategic alliance with FlatIron Health to develop the next generation of cloud-based oncology informatics products, leveraging our expertise in radiation oncology and FlatIron's expertise in medical oncology. The alliance intends to enable software for an integrated cloud-based oncology information product suite.
In the third quarter of fiscal year 2015, Oncology Systems revenues decreased 3% and gross margin decreased by 2.2 percentage points compared to the year-ago period.
In the third quarter of fiscal year 2015, Oncology Systems gross orders increased 2%, compared to the year-ago period, primarily due to an increase of 6% in gross orders from our international regions, partially offset by a decrease of 2% in gross orders from North America. On a constant currency basis, Oncology Systems international gross orders increased 19% in the third quarter of fiscal year 2015, compared to the year-ago period.
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services medical imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, computed tomography and computer-aided diagnostics. It also designs, manufactures, sells and services security and inspection products, which include Linatron® x-ray accelerators, imaging processing software and image detection products, for cargo screening at ports and borders and for non-destructive examination and testing in a variety of industrial applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key X-ray imaging original equipment manufacturers (“OEMs”) that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.
Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. In addition, changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals, or otherwise, could affect demand for our products in our Imaging Components business. A significant portion of our Imaging Components customers are outside of the U.S. and in the third quarter and first nine months of fiscal year 2015, demand for X-ray flat panel and tube products was negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar. Because the products in this business are generally priced in U.S. Dollars, some customers have delayed purchasing decisions, are moving to in-sourcing supply of such components or migrating to lower cost alternatives and asking for additional discounts. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones, are delaying system deployments or tenders, resulting in a decline in the demand for security and inspection products which is expected to continue. Accordingly, we expect that a strong U.S. Dollar will continue to impact demand for Imaging Component products.
On April 21, 2015, we completed the acquisition of 73.5% of the then outstanding shares of MeVis using approximately $11.6 million of cash, net of $13.9 million in cash and cash equivalents received. The acquisition was accounted for as a business combination. We intend to acquire additional shares of MeVis as permitted under current agreements and through the framework of German laws. Financial results for MeVis are included within our Imaging Components segment since the date of acquisition. See Note 14, "Business Combination" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
In the third quarter of fiscal year 2015, Imaging Components revenues, gross orders, and gross margin decreased by 17%, 25% and 3.3 percentage points, respectively, compared to the year-ago period.
Other. The “Other” category is comprised of VPT and the operations of the GTC.
VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Our current focus is bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient, so that it is more widely accepted and deployed. Orders and revenues for our VPT products have been and may continue to be subject to significant variability due to the size of each individual transaction, and the timing of each transaction may be impacted by numerous factors, including items outside of our control such as customer project financing.
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
In the third quarter of fiscal year 2015, the "Other" category revenues increased $82.9 million and gross orders increased $73.5 million compared to the year-ago period.
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
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”
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
Based on the most recent annual goodwill impairment testing that we performed in fiscal year 2014 for each of our four reporting units with goodwill, (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT, the fair value of each such reporting unit was substantially in excess of its carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $49.2 million in goodwill as of July 3, 2015, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, "Fair Value" of the Notes to the Condensed Consolidated Financial Statements). Each level of input has different levels of subjectivity and difficulty involved in determining fair value. The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first nine months of fiscal years 2015 and 2014.
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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2015 is the 53-week period ending October 2, 2015, and fiscal year 2014 was the 52-week period ended September 26, 2014. The fiscal quarters ended July 3, 2015 and June 27, 2014 were both 13-week periods.
Discussion of Results of Operations for the Third Quarter and First Nine Months of Fiscal Year 2015 Compared to the Third Quarter and First Nine Months of Fiscal Year 2014
Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Product	$533.7	$505.6	6%	$1,523.3	$1,529.0	—%
Service	250.3	242.1	3%	758.0	708.7	7%
Total Revenues	$784.0	$747.7	5%	$2,281.3	$2,237.7	2%
Product as a percentage of total revenues	68%	68%		67%	68%
Service as a percentage of total revenues	32%	32%		33%	32%
Total revenues increased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, due to an increase in revenues from the "Other" category, partially offset by decreases in revenues from Imaging Components and Oncology Systems.
Product revenues increased in the third quarter of fiscal year 2015, compared to the year-ago period, due to an increase in revenues from the "Other" category partially offset by decreases in revenues from Oncology Systems and Imaging Components. Product revenues decreased slightly in the first nine months of fiscal year 2015, compared to the year-ago period, due to decreases in revenues from Oncology Systems and Imaging Components, mostly offset by an increase in revenues from the "Other" category.
Service revenues increased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in service revenues from Oncology Systems.
On a constant currency basis, total revenues increased 11% and 6% during the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods. Our total revenues for the third quarter and the first nine months of fiscal year 2015 were negatively impacted by $42.9 million and $91.7 million, compared to the respective year-ago periods, due to unfavorable foreign currency exchange rate fluctuations.

Revenues by region	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$401.7	$379.5	6%	$1,149.7	$1,017.3	13%
EMEA	217.1	219.8	(1)%	634.0	668.3	(5)%
APAC	165.2	148.4	11%	497.6	552.1	(10)%
Total Revenues	$784.0	$747.7	5%	$2,281.3	$2,237.7	2%

North America	$381.0	$363.5	5%	$1,093.7	$962.9	14%
International (1)	403.0	384.2	5%	1,187.6	1,274.8	(7)%
Total Revenues	$784.0	$747.7	5%	$2,281.3	$2,237.7	2%
North America as a percentage of total revenues	48%	49%		48%	43%
International as a percentage of total revenues	52%	51%		52%	57%
(1) We consider international revenues to be revenues outside of North America.
The Americas revenues increased in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues from the "Other" category, partially offset by a decrease in revenues from Oncology Systems, and to a lesser extent, a decrease in revenues from Imaging Components. The Americas revenues increased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to increases in revenues from the "Other" category and Oncology Systems. On a constant currency basis, The Americas revenues increased 6% and 13% in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods.
EMEA revenues decreased slightly in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from Imaging Components, mostly offset by an increase in revenues from Oncology Systems. EMEA revenues decreased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from Imagining Components, and to a lesser extent, a decrease in revenues from Oncology Systems. On a constant currency basis, EMEA revenues increased 12% and 4% in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods.
APAC revenues increased in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from Imaging Components. APAC revenues decreased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from Oncology Systems and, to a lesser extent, a decrease in revenues from Imaging Components. On a constant currency basis, APAC revenues increased 20% in the third quarter of fiscal year 2015, and decreased 5% in the first nine months of fiscal year 2015, compared to the respective year-ago periods.
The U.S. Dollar was stronger against the Euro, the Japanese Yen and other foreign currencies in the third quarter and first nine months of fiscal year 2015, compared to the respective year-ago periods. On a constant currency basis, international revenues increased 16% and were relatively flat in the third quarter and first nine months of fiscal year 2015, compared to the respective year-ago periods.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Product	$315.8	$343.7	(8)%	$975.7	$1,035.1	(6)%
Service	242.9	234.5	4%	735.7	687.6	7%
Total Oncology Systems Revenues	$558.7	$578.2	(3)%	$1,711.4	$1,722.7	(1)%
Product as a percentage of total Oncology Systems revenues	57%	59%		57%	60%
Service as a percentage of total Oncology Systems revenues	43%	41%		43%	40%
Oncology Systems revenues as a percentage of total revenues	71%	77%		75%	77%
Oncology Systems product revenues decreased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to a decrease in revenues from hardware products as a result of strategic pricing and an unfavorable foreign currency impact, partially offset by an increase in revenues from software licenses.
Oncology Systems service revenues increased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and by an increased number of customers as the installed base of our products continues to grow, partially offset by a decrease due to unfavorable currency impacts. The extra week of operations during the first quarter of fiscal year 2015, compared to the year-ago period, also contributed to an increase of approximately $7.0 million in Oncology Systems service revenues for the first nine months of fiscal year 2015.

Revenues by region	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$269.5	$323.6	(17)%	$891.8	$846.4	5%
EMEA	173.3	163.8	6%	502.8	511.2	(2)%
APAC	115.9	90.8	28%	316.8	365.1	(13)%
Total Oncology Systems Revenues	$558.7	$578.2	(3)%	$1,711.4	$1,722.7	(1)%

North America	$250.9	$309.0	(19)%	$842.0	$796.9	6%
International	307.8	269.2	14%	869.4	925.8	(6)%
Total Oncology Systems Revenues	$558.7	$578.2	(3)%	$1,711.4	$1,722.7	(1)%
North America as a percentage of total Oncology Systems revenues	45%	53%		49%	46%
International as a percentage of total Oncology Systems revenues	55%	47%		51%	54%
The Americas Oncology Systems revenues decreased in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in product revenues, partially offset by an increase in service revenues. Product revenues from The Americas region decreased during the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from North American hardware products. The Americas Oncology Systems revenues increased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to an increase in service revenues, and to a lesser extent, an increase in product revenues. Product revenues from The Americas region increased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues from North American software licenses, partially offset by a decrease from North American hardware products. Service revenues from The Americas region increased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in revenues from North America.
EMEA Oncology Systems revenues increased in the third quarter of fiscal year 2015, compared to the year-ago period, due to an increase in product revenues, partially offset by a decrease in service revenues. Product revenues from the EMEA region increased during the third quarter of fiscal year 2015, compared to the year-ago period, due to increases in revenues from hardware products and software licenses. EMEA revenues decreased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in product revenues and, to a lesser extent, a decrease in service revenues. Product revenues decreased in the first nine months of fiscal year 2015, compared to the year-ago period due to a decrease in revenues from hardware products, partially offset by an increase in revenues from software licenses. EMEA region service revenues were negatively impacted by unfavorable foreign currency exchange rate fluctuations.
APAC Oncology Systems revenues increased in the third quarter of fiscal year 2015, compared to the year-ago period, due to an increase in product revenues, and to a lesser extent, an increase in service revenues. Product revenues from the APAC region increased during the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to an increase in revenues from hardware products, and to lesser extent, an increase in revenues from software licenses. APAC Oncology Systems revenues decreased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due a decrease in product revenues, partially offset by an increase in service revenues. Product revenues from the APAC region decreased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from hardware products. APAC region service revenues were negatively impacted by unfavorable foreign currency exchange rate fluctuations.
The U.S. Dollar was stronger against the Euro and the Japanese Yen in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods. The overall fluctuations in currency exchange rates had a negative impact on the revenues of Oncology Systems during the third quarter and first nine months of the fiscal year 2015, as compared to the respective year-ago periods.
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
Imaging Components Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Product	$128.5	$155.3	(17)%	$438.3	$474.5	(8)%
Service	6.2	6.5	(4)%	17.9	17.5	2%
Total Imaging Components Revenues	$134.7	$161.8	(17)%	$456.2	$492.0	(7)%
Product as a percentage of total Imaging Components revenues	95%	96%		96%	96%
Service as a percentage of total Imaging Components revenues	5%	4%		4%	4%
Imaging Components revenues as a percentage of total revenues	17%	22%		20%	22%

Imaging Components product revenues decreased in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to decreases in revenues from X-ray flat panel products and security and inspection products. Imaging Components product revenues decreased in the first nine months of fiscal year 2015, compared to the year-ago period, due to decreases in revenues from security and inspection products and X-ray flat panel products, and to a lesser extent, a decrease in revenues from X-ray tube products. The decrease in revenues from X-ray flat panel products was primarily due to pricing pressures during the third quarter and first nine months of fiscal year 2015, compared to the respective year-ago periods. The decrease in revenues from security and inspection products during the third quarter and the first nine months of fiscal year 2015, compared to the year-ago periods, was due to pricing pressures and delays in system deployments or tenders in which our customers participate. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones are delaying system deployments or tenders, resulting in a decline in the demand for security and inspection products which is expected to continue.

Imaging Components service revenues in the first nine months of fiscal year 2015 and 2014 were attributed to our security and inspection products. Imaging Components service revenues increased in part due to the extra week of operations during the first nine months of fiscal year 2015, compared to the year-ago period.

Because sales transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material direct impact on Imaging Components international revenues. However, demand from X-ray flat panel and tube products and, consequently revenues, were negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar against the Japanese Yen and the Euro in the first nine months of fiscal year 2015, compared to the year-ago period, which made our products relatively more expensive as compared to non-U.S. manufacturers and to customers outside the U.S.

Revenues by region	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$46.4	$53.5	(13)%	$160.6	$164.7	(2)%
EMEA	39.0	50.9	(23)%	114.9	140.5	(18)%
APAC	49.3	57.4	(14)%	180.7	186.8	(3)%
Total Imaging Components Revenues	$134.7	$161.8	(17)%	$456.2	$492.0	(7)%

North America	$44.2	$52.0	(15)%	$154.3	$159.7	(3)%
International	90.5	109.8	(18)%	301.9	332.3	(9)%
Total Imaging Components Revenues	$134.7	$161.8	(17)%	$456.2	$492.0	(7)%
North America as a percentage of total Imaging Components revenues	32%	32%		34%	32%
International as a percentage of total Imaging Components revenues	68%	68%		66%	68%
The Americas Imaging Components revenues decreased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to a decrease in revenues from North America. The decrease in revenues from North America in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, was due to decreases in revenues from X-ray flat panel and tube products.
EMEA Imaging Components revenues decreased in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to a decrease in revenues from security and inspection products. EMEA Imaging Components revenues decreased in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to a decrease from security and inspection products, and to a lesser extent, decreases in revenues from X-ray tube and flat panel products.
APAC Imaging Components revenues decreased in the third quarter and first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to a decrease in revenues from X-ray flat panel products, partially offset by an increase in revenues from X-ray tube products.
Other Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Product	$89.4	$6.6	1,250%	$109.3	$19.4	462%
Service	1.2	1.1	7%	4.4	3.6	24%
Total Other Revenues	$90.6	$7.7	1,077%	$113.7	$23.0	395%
Other revenues as a percentage of total revenues	12%	1%		5%	1%
Revenues in our “Other” category increased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to an increase in VPT product revenues. VPT product revenues increased primarily due to the completion of the financing for the MPTC project in the third quarter of fiscal year 2015 and the resulting $78 million of revenue recorded related to that project, and due to continued production and installation of VPT projects that are in our backlog.

Gross Margin

	Three Months Ended			Nine Months Ended
Dollars by segment	July 3,	June 27,	Percent	July 3,	June 27,	Percent
	2015	2014	Change	2015	2014	Change
(Dollars in millions)
Oncology Systems	$234.1	$255.0	(8)%	$744.2	$756.2	(2)%
Imaging Components	52.4	68.3	(23)%	190.3	205.1	(7)%
Other	28.5	0.4	n/m	30.0	0.3	n/m
Gross margin	$315.0	$323.7	(3)%	$964.5	$961.6	—%

Percentage by segment
Oncology Systems	41.9%	44.1%		43.5%	43.9%
Imaging Components	38.9%	42.2%		41.7%	41.7%
Total Company	40.2%	43.3%		42.3%	43.0%
n/m = not meaningful
Total gross margin percentage decreased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, due to decreases in Oncology Systems and Imaging Components gross margin percentages, and due to an increase in revenues in the "Other" category, which has a lower gross margin percentage. Total product gross margin was 31.9% and 34.4% in the third quarter and the first nine months of fiscal year 2015, compared to 37.7% and 37.4% for the respective year-ago periods. Total service gross margin was 57.8% and 58.2% in the third quarter and the first nine months of fiscal year 2015, compared to 54.9% and 55.1% for the respective year-ago periods.
Oncology Systems product gross margin was 29.8% and 32.4% for the third quarter and the first nine months of fiscal year 2015, compared to 36.2% and 36.3% for the respective year-ago periods. The decreases in product gross margin percentages in both comparative periods were due to an unfavorable foreign currency impact and a shift to geographies which generally have lower margins. Oncology Systems service gross margin was 57.6% and 58.1% for the third quarter and the first nine months of fiscal year 2015, respectively, compared to 55.7% and 55.3% for the respective year-ago periods. The increases in service gross margin percentages in both comparative periods were due to cost containment and an increase in service revenues, partially offset by an unfavorable foreign currency impact.
Imaging Components gross margin percentage decreased in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to decreases in our X-ray tube and flat panel products and security and inspection products in the third quarter of fiscal 2015. Imaging Components gross margin percentage remained flat in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to decreases in our X-ray tubes and flat panel products, offset by an increase in security and inspection products. The decrease in gross margin percentage in our X-ray tube and flat panel products in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, was primarily due to increased pricing pressures resulting from the strengthening of the U.S. Dollar and higher material costs in X-ray tube products, partially offset by product and quality cost reductions in the first nine months of fiscal year 2015. The decrease in gross margin percentage in security and inspection products in the third quarter, compared to the year-ago period, was due to pricing pressures and significantly lower volumes in the third quarter of fiscal year 2015. The increase in gross margin percentage in security and inspection products in the first nine months of fiscal year 2015, compared to the respective year-ago periods, was due to a favorable product mix.
Research and Development

	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Research and development	$60.0	$57.0	5%	$176.4	$175.7	—%
Research and development as a percentage of total revenues	8%	8%		8%	8%

Research and development expenses increased $3.0 million in the third quarter of fiscal year 2015, compared to the year-ago period, due to increases in expenses of $2.3 million in Imaging Components and $1.4 million in the "Other" category, partially offset by a $0.5 million decrease in expense in Oncology Systems. The $2.3 million increase in Imaging Components was primarily due to new product development projects and enhancement of existing X-ray tube and flat panel products. The $1.4 million increase in expenses in the "Other" category was primarily due to an increase in development projects and headcount for our VPT business partially offset by a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars. The $0.5 million decrease in Oncology Systems was primarily due to a favorable foreign currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars, which mostly offset an increase in expense due to new product development projects and enhancement of existing products.

Research and development expenses increased $0.7 million in the first nine months of fiscal year 2015, compared to the year-ago period, due to an increase in expenses of $4.3 million in Imaging Components, partially offset by a decrease of $3.2 million in Oncology Systems. The $4.3 million increase in Imaging Components was primarily due to new product development projects and enhancement of existing X-ray tube and flat panel products. The $3.2 million decrease in Oncology Systems was primarily due to a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars, which was partially offset by an increase in expense due to new product development projects and enhancement of existing products. The research and development expenses in the "Other" category were flat during the first nine months of fiscal year 2015 compared to the year-ago period due to an increase in development projects and headcount for our VPT business offset by a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Selling, general and administrative	$110.7	$124.2	(11)%	$368.4	$348.8	6%
Litigation settlement	$—	$—	n/m	$—	$25.1	n/m
Selling, general and administrative as a percentage of total revenues	14%	17%		16%	16%
Litigation settlement as a percentage of total revenues	—%	—%		—%	1%
n/m = not meaningful
Selling, general and administrative expenses decreased $13.5 million in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to: a $7.7 million impairment charge of a privately-held investment which negatively impacted the third quarter of fiscal 2014; a $5.0 million favorable currency impact when foreign-currency denominated sales, general and administrative expenses were translated into U.S. Dollars; and a $3.9 million decrease in bad debt expense, primarily due to collections on a receivable in Venezuelan Bolivars which was previously reserved due to foreign currency exchange issues, and a gain of $0.8 million in the third quarter fiscal year 2015, compared to a loss of $1.0 million in the third quarter fiscal year 2014 related to hedging balance sheet exposures from our various foreign subsidiaries. These decreases were primarily offset by a $4.5 million increase in employee-related costs due to an increase in headcount to support our growing business activities.
Selling, general and administrative expenses increased $19.6 million in the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to: a $19.4 million increase in employee-related costs due to an increase in headcount to support our growing business activities; a $13.4 million restructuring charge related to our previously announced retirement and workforce reduction programs; a $5.0 million increase in share-based compensation expense due to the timing of the grants awarded. These increases were partially offset by: a $10.8 million favorable currency impact when foreign-currency denominated sales, general and administrative expenses were translated into U.S. Dollars; a $7.7 million impairment charge of a privately-held investment in the third quarter of fiscal 2014; and a $2.9 million decrease in bad debt expense primarily due to collections on a receivable in Venezuelan Bolivars which was previously reserved due to foreign currency exchange issues.
In the second quarter and first half of fiscal year 2014, we recorded a litigation settlement charge of $25.1 million as a result of settlement of a patent litigation with University of Pittsburgh, and no such charges were recorded in fiscal year 2015.

Interest Income, Net

	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Interest income, net	$1.6	$1.3	28%	$3.6	$2.2	63%
Interest income, net of interest expense, increased in the third quarter and first nine months of fiscal year 2015, compared to the year-ago periods, due to higher interest income primarily generated from our loan to California Proton Treatment Center, LLC (“CPTC”), partially offset by a higher interest expense associated with increased borrowings from our credit facility.
Taxes on Earnings

	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
	2015	2014	Change	2015	2014	Change
Effective tax rate	22.1%	25.5%	(3.4)%	26.1%	28.1%	(2.0)%
Our effective tax rate decreased in the third quarter and in the first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to the geographic mix of earnings, including significant Particle Therapy earnings in Germany, a jurisdiction for which we have a full valuation allowance, in the third quarter of fiscal year 2015.
Our effective tax rate is impacted by the percentage of our total earnings that come from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuations from period to period. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2014 Annual Report.
Net Earnings Per Diluted Share

	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
	2015	2014	Change	2015	2014	Change
Net earnings per diluted share	$1.13	$1.02	11%	$3.10	$2.81	10%
Earnings per diluted share increased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods. The increase in the earnings per diluted share in the third quarter and the first nine months of fiscal year 2015, compared to the year-ago period, was primarily due to a reduction in the number of diluted shares of common stock outstanding due to stock repurchases and a decrease in the effective tax rate. Earnings per diluted share in the first nine months of fiscal year 2015 were negatively impacted by $13.4 million in charges relating to our previously announced restructuring programs. Earnings per diluted share in the first nine months of fiscal year 2014 were negatively impacted by a litigation settlement charge of $25.1 million. Earnings per diluted share in the third quarter and in the first nine months of fiscal year 2014 were negatively impacted by an impairment charge of $7.7 million for a privately-held equity investment.
Gross Orders

Total Gross Orders (by segment)	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Oncology Systems	$635.4	$620.4	2%	$1,778.2	$1,766.7	1%
Imaging Components	121.6	162.3	(25)%	440.6	488.7	(10)%
Other	131.0	57.5	128%	176.4	117.9	50%
Total Gross Orders	$888.0	$840.2	6%	$2,395.2	$2,373.3	1%

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
Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$316.1	$305.0	4%	$915.5	$876.5	4%
EMEA	206.8	211.7	(2)%	533.4	566.9	(6)%
APAC	112.5	103.7	8%	329.3	323.3	2%
Total Oncology Systems Gross Orders	$635.4	$620.4	2%	$1,778.2	$1,766.7	1%

North America	$281.2	$285.8	(2)%	$825.4	$800.3	3%
International	354.2	334.6	6%	952.8	966.4	(1)%
Total Oncology Systems Gross Orders	$635.4	$620.4	2%	$1,778.2	$1,766.7	1%
The Americas Oncology Systems gross orders increased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods. The increase in gross orders from The Americas in the third quarter of fiscal year 2015, compared to the year-ago period, was due to an increase in gross orders from services and software licenses from Latin America and North America, and an increase in gross orders from hardware products from Latin America, partially offset by a decrease in gross orders from hardware products from North America. The increase in gross orders from The Americas during the first nine months of fiscal year 2015, compared to the year-ago period, was due to an increase in gross orders from services primarily from North America and to a lesser extent an increase in gross orders from hardware products and software licenses primarily from Latin America, partially offset by a decrease in gross orders from software licenses in North America. On a constant currency basis, The Americas Oncology Systems gross orders increased 4% and 5% in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods.
EMEA Oncology Systems gross orders decreased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods. The decrease in gross orders from EMEA in the third quarter of fiscal year 2015, compared to the year-ago period, was due to decreases in gross orders from software licenses and hardware products, partially offset by an increase in gross orders from services. The decrease in gross orders in the first nine months of fiscal year 2015, compared to the year-ago period, was primarily due to a decrease in gross orders from hardware products, and to a lesser extent, a decrease in gross orders from software licenses. On a constant currency basis, EMEA Oncology Systems gross orders increased 13% and 6% in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods.

APAC Oncology Systems gross orders increased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods. The increase in gross orders from APAC in the third quarter of fiscal year 2015, compared to the year-ago period, was due to an increase in gross orders from services and hardware products. The increase in gross orders from APAC in the in the first nine months of fiscal year 2015, compared to the year-ago period, was due to an increase in gross orders from services and software licenses, partially offset by a decrease in gross orders from hardware products. On a constant currency basis, APAC Oncology Systems gross orders increased 21% and 10% in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods.
On a constant currency basis, Oncology Systems gross orders increased 10% and 6% in the third quarter and first nine months of fiscal year 2015, compared to the respective year-ago periods. Oncology Systems gross orders within our international regions were negatively impacted by currency exchange rates in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods. On a constant currency basis, international Oncology Systems gross orders increased 19% and 8% in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods.
The extra week of operations during the first quarter of fiscal year 2015, compared to the year-ago period, contributed to an increase of approximately $7.0 million in Oncology Systems gross orders during the first nine months fiscal year 2015.
The trailing 12 months growth in gross orders for Oncology Systems at the end of the third quarter of fiscal year 2015 and at the end of each of the previous three fiscal quarters were:

Fiscal Quarter End Date	Total	North America	International
July 3, 2015	3%	6%	1%
April 3, 2015	3%	6%	—%
January 2, 2015	5%	4%	6%
September 26, 2014	5%	7%	4%
Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations, with an overall shift of gross orders towards international regions and emerging markets. Oncology Systems gross orders are affected by foreign currency fluctuations. In addition, the availability of government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.
Imaging Components Gross Orders

Gross Orders by region	Three Months Ended			Nine Months Ended
	July 3,	June 27,	Percent	July 3,	June 27,	Percent
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Americas	$46.3	$59.9	(23)%	$128.7	$161.5	(20)%
EMEA	32.1	35.7	(10)%	113.1	123.7	(9)%
APAC	43.2	66.7	(35)%	198.8	203.5	(2)%
Total Imaging Components Gross Orders	$121.6	$162.3	(25)%	$440.6	$488.7	(10)%

North America	$44.7	$58.4	(23)%	$122.9	$157.4	(22)%
International	76.9	103.9	(26)%	317.7	331.3	(4)%
Total Imaging Components Gross Orders	$121.6	$162.3	(25)%	$440.6	$488.7	(10)%
The Americas Imaging Components gross orders decreased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, primarily due to a decrease in gross orders from North America. North American gross orders decreased in the third quarter and the first nine months of fiscal year 2015, compared to the year-ago period, primarily due to a decrease from X-ray tube products, and to a lesser extent, a decrease from X-ray flat panel products, partially offset by an increase from security and inspection products. The decrease in North American gross orders from X-ray flat panel and tube products in the third quarter and the first nine months of fiscal year 2015, compared to the respective year ago periods, was primarily due to X-ray flat panel pricing pressures in fiscal year 2015 and the timing of a large annual order in X-ray tubes in the prior comparable period.

EMEA Imaging Components gross orders decreased in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods. EMEA gross orders decreased in the third quarter of fiscal year 2015, compared to the year-ago period, due to a decrease from X-ray tube products and security and inspection products, partially offset by an increase from X-ray flat panel products. EMEA gross orders decreased in the first nine months of fiscal year 2015, compared to the year-ago period, due to a decrease in security and inspection products, partially offset by an increase in X-ray flat panel products, and to a lesser extent, an increase in X-ray tube products. The decrease in gross orders from security and inspection products during the first nine months of fiscal year 2015, compared to the year-ago period, was primarily due to the timing of a large multi-year order from its largest customer in fiscal year 2014.
APAC Imaging Components gross orders decreased in the third quarter and he first nine months of fiscal year 2015, compared to the respective year-ago periods. APAC gross orders decreased in the third quarter of fiscal year 2015, compared to the year-ago period, primarily due to decreases in gross orders from X-ray flat panel and tube products. APAC gross orders decreased in the first nine months of fiscal year 2015, compared to the year-ago period primarily due to a decrease from X-ray tube products and, to a lesser extent, a decrease in gross orders from security and inspection products, partially offset by an increase in gross orders from X-ray flat panel products.
The difference in currency exchange rates between the U.S. Dollar and foreign currencies in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods, did not have a material impact on Imaging Components international orders because orders in Imaging Components are generally denominated in U.S. Dollars. However, overall, gross orders from Imaging Components in the third quarter and the first nine months of fiscal year 2015, compared to the respective year-ago periods were impacted by the pricing pressures resulting from strengthening of the U.S. Dollar against the Japanese Yen and the Euro which caused a decline in demand for X-ray tubes and flat panels from some customers in APAC and EMEA.
Other Gross Orders
The “Other” category gross orders increased in the third quarter and first nine months of fiscal year 2015, compared to the respective year-ago periods, due to an increase in gross orders from VPT, primarily driven by the completion of financing for the MPTC project.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at July 3, 2015 was $3.1 billion, which was an increase of 9% over the backlog at June 27, 2014. Our Oncology Systems backlog at July 3, 2015 was 8% higher than the backlog at June 27, 2014, which reflected a 13% increase for the international region and a 3% decrease for North America.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments and other adjustments. In the third quarter of fiscal years 2015 and 2014, our backlog adjustments were $59.7 million and $29.6 million, respectively. In the first nine months of fiscal years 2015 and 2014, our backlog adjustments were $146.1 million and $135.2 million, respectively.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises, employee stock purchases and investment income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

	July 3,	September 26,
(In millions)	2015	2014	Increase
Cash and cash equivalents	$951.4	$849.3	$102.1
The increase in cash and cash equivalents in the first nine months of fiscal year 2015 was primarily due to $316.2 million of cash provided by operating activities, $125.0 million of cash borrowed under our credit facility agreement, $95.5 million of net cash borrowed under our credit facility agreements with maturities less than 90 days, $86.5 million of cash provided by stock option exercises and employee stock purchases and $12.6 million due to the effect of foreign currency exchange rates on cash and cash equivalents. These increases were partially offset by $293.6 million of cash used for the repurchase of shares of VMS common stock, $162.5 million used for repayments under our credit facility agreement, $57.1 million used for purchases of property, plant, and equipment, $11.6 million of net cash used to acquire MeVis Medical Solutions AG ("MeVis") and $5.0 million for notes receivable.
At July 3, 2015, we had approximately $23.5 million, or 2%, of total cash and cash equivalents in the United States. Approximately $927.9 million, or 98%, of total cash and cash equivalents was held abroad and could be subject to additional taxation if it were repatriated to the United States. As of July 3, 2015, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, permitted VMS stock repurchases, acquisitions and other lawful corporate purposes.
Cash Flows

	Nine Months Ended
	July 3,	June 27,
(In millions)	2015	2014
Net cash flow provided by (used in):
Operating activities	$316.2	$255.6
Investing activities	(73.2)	(86.2)
Financing activities	(153.4)	(359.3)
Effects of exchange rate changes on cash and cash equivalents	12.5	(2.0)
Net increase / (decrease) in cash and cash equivalents	$102.1	$(191.9)
Our primary cash inflows and outflows for the first nine months of fiscal year 2015, as compared to the first nine months of fiscal year 2014, were as follows:

•
In the first nine months of fiscal year 2015, we generated net cash from operating activities of $316.2 million compared to $255.6 million in the first nine months of fiscal year 2014. The $60.6 million increase in net cash from operating activities in the first nine months of fiscal year 2015, compared to the year-ago period, was driven by a $23.0 million increase from non-cash items, a $22.5 million increase in the net change from operating assets and liabilities (working capital items) and a $15.1 million increase in net earnings.

•	The major contributors to the net change in working capital items in the first nine months of fiscal year 2015 were as follows:

◦
Inventories increased $77.3 million primarily due to an increase in inventories in Oncology Systems and Imaging Components in anticipation of future demand, partially offset by a decrease in inventories in VPT.

◦	Accrued expenses and other liabilities decreased $39.8 million mainly because of the timing of our payments for taxes and employee incentives.

◦
Deferred revenues and advance payments from customers increased $32.7 million due to receipts of down payments for orders for which revenues have not been recognized and due to the nature of contracts and timing of customer acceptances primarily in Oncology Systems, partially offset by a decrease in advance payments from customers in VPT primarily due to revenues recognized related to MPTC.

◦	Prepaid expenses and other assets increased $32.7 million mainly due to timing of payments.
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

•
In the first nine months of fiscal year 2015, we used $73.2 million for investing activities compared to $86.2 million used in the first nine months of fiscal year 2014. In the first nine months of fiscal year 2015, we used $57.1 million for purchases of property, plant and equipment, $11.6 million net cash to acquire MeVis and $5.0 million for notes receivable. In the first nine months of fiscal year 2014, we used $63.2 million for purchases of property, plant and equipment, $15.5 million for acquisitions of businesses, $40.7 million to fund a portion of our loan commitment to CPTC and $5.5 million for notes receivable, partially offset by $38.1 million received from the sale of a portion of our loan to CPTC.

•
In the first nine months of fiscal year 2015, we used $153.4 million for financing activities compared to $359.3 million used in the first nine months of fiscal year 2014. In the first nine months of fiscal year 2015, we used $293.6 million for the repurchase of VMS common stock, $162.5 million for repayments under our credit facility agreement, and $16.2 million to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $125.0 million in borrowings under our credit facility agreement, $95.5 million in net borrowings under credit facility agreements with maturities less than 90 days, $86.5 million of proceeds from employee stock option exercises and employee stock purchases and $12.3 million in excess tax benefits from share-based compensation. In the first nine months of fiscal year 2014, we used $417.2 million for the repurchase of VMS common stock, $56.3 million for repayments under our credit facility agreement and other bank borrowings, and $8.7 million for tendered VMS common stock to satisfy employee tax withholding requirements upon vesting of restricted common stock and restricted stock units. These uses were partially offset by $84.1 million of proceeds from employee stock option exercises and employee stock purchases, $29.6 million net borrowings under credit facility agreements and $9.9 million in excess tax benefits from share-based compensation.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3% of revenues in fiscal year 2015.
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
At July 3, 2015, borrowings under the 2013 Term Loan Facility totaled $400.0 million with a weighted average interest rate of 1.31%. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. At July 3, 2015, there was $70.0 million outstanding on the 2013 Revolving Credit Facility with a weighted average interest rate of 1.56%. As of September 26, 2014, there were no amounts outstanding on the 2013 Revolving Credit Facility.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2015, the Sumitomo Credit Facility was extended and will expire in February 2016. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of July 3, 2015 the outstanding balance under the Sumitomo Credit Facility was 3 billion Japanese Yen, or $24.5 million, with a weighted average interest rate of 0.63%. As of September 26, 2014, there was no outstanding balance under the Sumitomo Credit Facility.
See Note 6, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility and the Sumitomo Credit Facility.

The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

(Dollars in millions)	Third Quarter of Fiscal Year 2015
Amount outstanding (at end of period)	$94.5
Weighted average interest rate (at end of period)	1.32%
Average amount outstanding (during period)	$76.6
Weighted average interest rate (during period)	1.41%
Maximum month-end amount outstanding during period	$100.0
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
Total debt as a percentage of total capital increased to 22.1% at July 3, 2015 from 21.3% at September 26, 2014 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 2.06 to 1 at July 3, 2015 from 2.08 to 1 at September 26, 2014.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 83 days at July 3, 2015 compared to 95 days at June 27, 2014. Excluding VPT, DSO was 80 days at July 3, 2015 compared to 87 days at June 27, 2014. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of continued economic instability. As of July 3, 2015, approximately 6% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.
Stock Repurchase Program
We repurchased a total of 1,000,000 and 3,324,849 shares of VMS common stock during the three and nine months ended July 3, 2015 under our repurchase programs. The repurchased shares include shares of VMS common stock repurchased under the accelerated share repurchase agreements mentioned below. As of July 3, 2015, 2,925,151 shares of VMS common stock remained available for repurchase under our current repurchase program. Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.
On November 7, 2014, we signed an accelerated share repurchase agreement (the "January 2015 Repurchase Agreement") with J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”). On January 6, 2015, we paid $45.0 million to J.P. Morgan and J.P. Morgan delivered 419,874 shares of VMS common stock. The repurchase period ended on March 27, 2015, and we received an additional 74,975 shares of VMS common stock from J.P. Morgan upon settlement of the January 2015 Repurchase Agreement.
On February 3, 2015, we signed an accelerated share repurchase agreement (the "April 2015 Repurchase Agreement") with BofA. On April 7, 2015, we paid $70.0 million to BofA and BofA delivered 592,280 shares of VMS common stock. The repurchase period ended on April 29, 2015, and we received an additional 151,604 shares of VMS common stock upon settlement of the April 2015 Repurchase Agreement.
On February 4, 2015, we signed an accelerated share repurchase agreement ("July 2015 Repurchase Agreement") with J.P. Morgan. Pursuant to the agreement, on July 8, 2015, we paid $45.0 million to J.P. Morgan and J.P. Morgan delivered 418,167 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. The repurchase period will end on September 29, 2015 and J.P. Morgan has the right to accelerate the repurchase beginning July 16, 2015.

On May 19, 2015, we entered into an accelerated share repurchase agreement with J.P. Morgan. Pursuant to the agreement, on July 23, 2015, we paid $43.9 million and received 400,000 shares of VMS common stock, representing approximately 80% of the shares expected to be repurchased. The repurchase period will end on August 26, 2015 and J.P. Morgan has the right to accelerate the the repurchase period beginning August 3, 2015.
All shares that were repurchased under our stock repurchase programs have been retired.
See Note 11, "Stockholders' Equity" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of July 3, 2015, our liability for uncertain tax positions was $43.2 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

In May 2015, we, through one of our subsidiaries, committed to loan up to $35.0 million to the MPTC. We had previously entered into an agreement with MPTC to supply it with a proton system. Our commitment is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. As of July 3, 2015, our outstanding commitment under the loan to MPTC was $22.8 million, to be paid in four installments of $5.7 million each on June 30, 2016, September 30, 2016, December 30, 2016 and March 31, 2017.

In July 2015, we, through one of our subsidiaries, committed to loan up to $91.5 million to MM Proton I, LLC in connection with a purchase agreement to supply a proton system to equip the New York Proton Center. The commitment includes a $73.0 million "Senior First Lien Loan" with a six-year term and an $18.5 million "Subordinate Loan" with a six-and-a-half-year term. The first draw down under either of these loans was $15.5 million of the "Subordinate Loan" on July 15, 2015. We expect the remaining draw downs to take place primarily through fiscal year 2018.
As further described in Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, as of July 3, 2015, we accrued $9.0 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.
As further described in Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, as of July 3, 2015, the outstanding fixed fees and license fees commitment under the Siemens agreement was $4.5 million and $12.0 million, respectively.
As further described in Note 5, "Related Party Transactions" of the Notes to the Condensed Consolidated Financial Statements, as of July 3, 2015, we had an estimated fixed cost commitment of $4.4 million related to dpiX’s amended agreement, for the remaining three months of fiscal year 2015. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year.
As further described in Note 8, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, in connection with the previously announced restructuring programs, during first nine months of fiscal year 2015, we incurred restructuring charges of $13.4 million, of which $10.9 million was paid in cash. Any remaining restructuring charges in connection with the above mentioned programs are expected to be immaterial. We expect to complete the above mentioned restructuring programs by the end of fiscal year 2015.
Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2014 Annual Report.
Business Combinations
On April 21, 2015, we completed the acquisition of 73.5% of the then outstanding shares of MeVis using $11.6 million of cash, net of $13.9 million in cash and cash equivalents received. We intend to acquire additional shares of MeVis as permitted under current agreements and through the framework of German laws. See Note 14, "Business Combination" of the Notes to the Condensed Consolidated Financial Statements for further discussion.

On July 29, 2015, we, through one of our subsidiaries, entered into an agreement to acquire Claymount Investments B.V., a Netherlands-based supplier of X-ray imaging components, for approximately $59.0 million in cash. The acquisition was closed on August 3, 2015 and will be accounted for as a business combination in the fourth quarter of fiscal year 2015. See Note 17, "Subsequent Event" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of July 3, 2015, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
In July 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to inventory measurement. The amendment requires inventory measured using first-in, first-out (FIFO) or average cost to be subsequently measured at the lower of cost and net realizable value, thereby simplifying the current guidance that requires an entity to measure inventory at the lower of cost or market. The amendment will be affective for us beginning in the first quarter of fiscal year 2017 and is required to be adopted prospectively. Early adoption is permitted. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to internal use software. The amendment clarifies that the software license element of a cloud computing arrangements should be accounted for consistent with the acquisition of other software licenses. The amendment will be effective for us beginning in the first quarter of fiscal year 2017. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to retirement benefits. The amendment provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The amendment also provides a practical expedient that permits an entity that has a significant event in an interim period to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendment will be effective for us beginning in the first quarter of fiscal year 2017 and is required to be applied on a retrospective basis. Early adoption is permitted. The amendment is not expected to have a material impact to our consolidated financial statements.

In March 2015, the FASB issued an amendment to its accounting guidance related to presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment will be effective for us beginning in the first quarter of fiscal year 2017. Early adoption is not permitted. The amendment is required to be applied on a retrospective basis. The amendment is not expected to have a material impact to our consolidated financial statements.
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
In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In June 2015, the FASB approved a one-year deferral of the amendment. The new guidance will be effective for us beginning in the first quarter of fiscal year 2019, with early adoption permitted, but not before the the first quarter of fiscal year 2018. The amendment can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
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
We are also exposed to credit loss in the event of default by counterparties of our notes receivable including CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. Even though, to date, CPTC has not made its amortizing principal payments, ORIX, J.P. Morgan and the Company (collectively referred to as the "Lenders") and CPTC continue to operate under the original terms of the loan while CPTC continues to ramp up patient volumes and works with other investors and the Lenders on an additional equity raise and/or modification to the loan terms. Also, during the second and third quarter of fiscal year 2015, CPTC did not draw down on the CPTC Loans and has been operating using the cash generated from the center's operations.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of July 3, 2015 were $323.8 million and $111.2 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio consisted of cash and cash equivalents and available-for-sale investments as of July 3, 2015. The principal amount of cash and cash equivalents at July 3, 2015 totaled $951.4 million with a weighted average interest rate of 0.13%. At July 3, 2015, our available-for-sale investments included loans of $81.9 million (including accrued interest) to CPTC, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are classified as available-for-sale securities and carried at fair value. At July 3, 2015, our available-for-sale investments also included other corporate debt securities and a non-U.S. government security with a fair value of $9.0 million and changes in interest rates are expected to have an insignificant impact on the fair value.
The 2013 Credit Facility, which includes the 2013 Revolving Credit Facility and the 2013 Term Loan Facility, allows us to borrow up to a maximum amount of $500 million under the 2013 Term Loan Facility and $300 million under the 2013 Revolving Credit Facility.
Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 1.00% to 1.25% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.25% based on the same leverage ratio, depending upon instructions from VMS. Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.25% to 1.50% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.25% to 0.50% based on the same leverage ratio, depending upon instructions from VMS. Borrowings under the 2013 Revolving Credit Facility have a maturity of approximately 30 days if based on the Eurodollar Rate and the same maturity as the 2013 Term Loan Facility if based on the base rate.
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our term loan facility and revolving credit facility. As of July 3, 2015, borrowings under the 2013 Term Loan Facility totaled $400.0 million with a weighted average interest rate of 1.31% and borrowings under the 2013 Revolving Credit Facility totaled $70.0 million with a weighted average interest rate of 1.56%. If our total borrowings under the 2013 Credit Facility remained at the level as of July 3, 2015 for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $4.7 million. See Note 6, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of July 3, 2015, the outstanding balance under the Sumitomo Credit Facility was 3 billion Japanese Yen or $24.5 million, with a weighted average interest rate of 0.63%.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The estimated fair value of our short-term borrowings at July 3, 2015 approximated the principal amounts because of their short maturity.
The estimated fair value of our term loan payable in fiscal year 2018, at July 3, 2015, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
The fair value of our loans to CPTC was $81.9 million at July 3, 2015, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase this loan from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conduct business globally. Our international revenues accounted for approximately 52% and 51% of our total revenues during the third quarter of fiscal year 2015 and 2014, respectively, and approximately 57%, 57% and 56% of our total revenues during fiscal years 2014, 2013 and 2012, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. Our future results could be harmed by a variety of factors, including:

•
currency fluctuations, such as the strengthening of the U.S. Dollar since the end of our fiscal year 2014, which has adversely affected our financial results and caused some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;

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
As of July 3, 2015, approximately 98% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, they could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
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

OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, or our revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets. For example, since the fourth quarter of fiscal year 2014, the U.S. Dollar has strengthened significantly against the Euro and Japanese Yen, which adversely impacted our financial results in the first nine months of fiscal year 2015 and is expected to continue to have an adverse impact during the balance of fiscal year 2015.
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
In addition, our hedging program is designed to hedge currency movements on a relatively short-term basis (typically up to the next twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. Long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. Dollar. The volatility of the U.S. Dollar that we have experienced over the last several years, and in particular the strengthening of the U.S. Dollar since the fourth quarter of fiscal year 2014, has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. In addition, the negative impact of foreign currency exchange rates has caused some customers in our Imaging Components business to delay purchasing decision or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts. Even if the U.S. Dollar weakens, these customers may continue using the alternative sources and demand for our products may not increase.
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
Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” with a significant anti-corruption intent and effective since January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2013 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in nearly 180 countries around the world, and found that nearly three quarters of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigate and protect against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly in countries, where the public sector is perceived to be more or highly corrupt and be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. For example, in June 2015, one of our foreign subsidiaries was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. We previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. At this time, we are unable to predict the ultimate outcome of this matter but intend to defend it vigorously. An adverse outcome under any such proceeding, investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

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
ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS TEND TO BE UNPREDICTABLE
Our Imaging Components business designs, manufactures, sells and services Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. We generally sell security and inspection products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We believe growth in our security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. Orders for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery, the actual timing of sales and revenue recognition varies significantly. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones, are delaying system deployments or tenders, resulting in a decline in the demand for security and inspection products which is expected to continue. Accordingly, we expect that a strong U.S. Dollar will continue to impact demand for security and inspection products.
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
WE MAY NOT REALIZE EXPECTED BENEFITS FROM ACQUISITIONS OF OR INVESTMENTS IN NEW BUSINESSES, PRODUCTS, OR TECHNOLOGIES, WHICH COULD HARM OUR BUSINESS
We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, during fiscal year 2014 we acquired certain assets of Velocity Medical Solutions, LLC and Transpire, Inc., and during fiscal year 2015 we acquired Claymount Investments B.V. and a majority interest in MeVis. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.
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
Since proton therapy projects are generally large, highly customized and more complex than projects in our Oncology Systems radiotherapy business, planning for these projects takes more of our time and uses more of our resources. Many of the components used in proton therapy equipment require long lead times, which may require an increase in our inventory levels. This may cause fluctuations in the operating results of VPT that may make it difficult to predict our results and to compare our results from period to period. The construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Consequently, this business is vulnerable to deterioration in general economic and market conditions. The worldwide economic downturn resulted in a contraction in credit markets. This has made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements (such as we have for the Scripps Proton Therapy Center, Maryland Proton Therapy Center and The New York Proton Center) or make payment concessions in their agreements with us, which could impact our operating results. Challenges or delays in obtaining financing or commencing treatment could also impact the viability of one or more of our customers as a going concern. Changes in reimbursement rates for proton therapy treatments, or uncertainty regarding these reimbursement rates, such as we experienced in 2012 with the reductions to reimbursement rates for hospital based proton therapy centers in the United States by CMS, can affect growth or demand for our VPT products and services.
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

Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of July 3, 2015, the goodwill of VPT was $49.2 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of July 3, 2015, customer contracts with remaining terms of more than one year amounted to approximately six percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 4, 2015 - May 1, 2015 (2)	592,280	$94.55	592,280	3,332,871
May 2, 2015 - May 29, 2015 (3)	407,720	$89.25	407,720	2,925,151
May 30, 2015 - July 3, 2015	—	$—	—	2,925,151
Total	1,000,000	$92.39	1,000,000	2,925,151

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

(2)
Constitutes 592,280 shares of VMS common stock repurchased under the April 2015 Repurchase Agreement. See Note 11, "Stockholders' Equity" of the Notes to the Condensed Consolidated Financial Statement for further discussion.

(3)
Includes 151,604 shares of VMS common stock that were received upon settlement of the April 2015 Repurchase Agreement. See Note 11, "Stockholders' Equity" of the Notes to the Condensed Consolidated Financial Statement for further discussion.

The preceding table excludes 1,754 shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	August 11, 2015	By:	/s/ ELISHA W. FINNEY
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