Form 10-K
period 2015-10-02
VARIAN MEDICAL SYSTEMS INC
filed 2015-11-25
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2015
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

(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 3, 2015, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on April 2, 2015) was $9,373,307,322. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owned 10% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At November 13, 2015, the number of shares of the Registrant’s common stock outstanding was 96,884,737.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders—Part III of this Form 10 K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our,” “Varian” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under Item 1A, “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced X-ray tube and flat panel products; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1. Business
Overview
We, Varian Medical Systems, Inc., are a Delaware corporation originally incorporated in 1948 as Varian Associates, Inc. We are the world’s leading manufacturer of medical devices and software for treating cancer and other medical conditions with radiotherapy, radiosurgery, proton therapy and brachytherapy. We are also a premier supplier of X-ray imaging components for medical, scientific, cargo screening, and industrial applications. Our mission is to explore and develop radiation technology that helps to protect and save lives and prevent harm. We seek to be a “Partner for Life” and to help save millions of lives every year everywhere. To meet this challenge, we offer tools for fighting cancer, taking X-ray images and protecting ports and borders.
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
Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy, and advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy (“SBRT”) and brachytherapy, as well as informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
Our hardware products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; and our software products include information management, treatment planning, image processing, clinical knowledge exchange, patient care management, decision-making support and practice management software. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy and brachytherapy treatments and offer advanced treatments such as IMRT, IGRT, VMAT, SRS and SBRT. Our products are also used by surgeons and radiation oncologists to perform radiosurgery. Furthermore, our software products help improve physician engagement and clinical knowledge-sharing, patient care management and management of cancer clinics, radiotherapy centers and oncology practices for better performance. Our worldwide customers include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices, oncology practices, radiotherapy centers and cancer care clinics.

Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer aided diagnostics, and industrial applications. We provide a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, ionization chambers and automatic exposure control systems. We sell our X-ray imaging components to imaging system original equipment manufacturer (“OEM”) customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems, to independent service companies and directly to end-users for replacement purposes. Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We generally sell security and inspection products to OEM customers who incorporate our products into their inspection systems.
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
GTC, our scientific research facility, develops technologies that enhance our current businesses or may lead to new business areas, including technology to improve radiation therapy and X-ray imaging, as well as other technology for a variety of applications. GTC is also actively engaged in searching for chemical or biological agents that work synergistically with radiation to improve treatment outcomes.
Our business is subject to various risks and uncertainties. You should carefully consider the factors described in Item 1A,“Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.
Radiation Therapy and the Cancer Care Market
Radiotherapy is the use of certain types of focused energy to kill cancer cells and shrink tumors. Radiotherapy is commonly used either alone or in combination with surgery or chemotherapy. One important advantage is that radiation has its greatest effect on replicating cells. When radiation interacts with a cell the therapeutic effect is primarily mediated by damaging cellular genetic material (chromosomes), which interrupts cell replication and results in eventual cellular death. Since the need for replication is particularly critical to the survival of a cancer and since normal tissues are better able to repair such damage, radiation tends to disproportionately kill cancer cells. The clinical goal in radiation oncology is to deliver as high of a radiation dose as possible directly to the tumor to kill the cancerous cells while minimizing radiation exposure to healthy tissue surrounding the tumor so that complications, side effects and secondary effects can be limited. This goal has been the driving force in the clinical care advancements in radiation oncology over the past two decades, from conventional radiotherapy to advanced forms of treatment such as IMRT, IGRT, VMAT, SRS, SBRT and proton therapy, and it has certainly been one of the driving forces in our own product development plans.
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

IMRT is an advanced form of external beam radiotherapy in which the shape, intensity and angle of the radiation beams from a linear accelerator are varied, or modulated, across the target area. This form of radiotherapy allows for more precision by conforming the radiation beams more closely to the shape of the tumor and, therefore, allowing physicians to deliver higher doses of radiation than conventional radiation treatments, while limiting radiation delivered to nearby healthy tissue. In this way, clinicians can design and administer an individualized treatment plan for each patient, targeting the tumor as closely as a few millimeters. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer, and every year additional treatment centers, from university hospitals to local community clinics, adopt IMRT for their treatments. We are a leading global provider of products that enable IMRT for the treatment of cancer.
VMAT is a significant further advancement in IMRT that allows physicians to control three parameters simultaneously: (i) the rate at which the linear accelerator gantry rotates around the patient, (ii) the beam-shaping aperture and (iii) the rate at which the radiation dose is delivered to the patient. This creates a finely-shaped IMRT dose distribution that more closely matches the size and shape of the tumor, with faster treatment times. Our RapidArc™ radiotherapy products plan and deliver VMAT treatments.
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
The radiation oncology market is growing globally due to a number of factors. The number of new cancer cases diagnosed annually is projected to increase from approximately 14 million in 2012 to almost 20 million by 2025, according to the International Agency for Research on Cancer (the “IARC”) in the World Health Organization. The IARC’s World Cancer

Report predicts that the increase in new cases will mainly be due to steadily aging populations in both developed and developing countries. Technological advancements have helped to improve the precision and applicability of radiotherapy and radiosurgery, potentially expanding the use of radiotherapy and radiosurgery equipment to treat a broader range of cases. Technological advances in hardware and software are also creating a market for replacing an aging installed base of machines that are unable to deliver new, higher standards of care.
The rise in cancer cases, together with the increase in sophistication of new treatment protocols, have created demand for more automated products that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy, the advent of more precise forms of radiotherapy treatment (such as IMRT, IGRT, VMAT, SRS, SBRT, brachytherapy and proton therapy), and developing technology and equipment (such as EDGE™ and Truebeam™) that enable treatments that reduce treatment times and increase patient throughput should drive the demand for our radiation therapy products and services.
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
Products
Oncology Systems
Our Oncology Systems business segment is the leading provider of advanced hardware and software products for treatment of cancer with conventional radiation therapy, and advanced treatments such as IMRT, IGRT, VMAT, SRS, SBRT and brachytherapy. Oncology Systems products address each major aspect of the radiotherapy process, including linear accelerators and accessory products for positioning the patient and delivering the X-ray beam; brachytherapy afterloaders for delivering radioactive implantable seeds; treatment planning software for planning treatment sessions and dose delivery; treatment simulation and verification equipment and quality assurance software for simulating and verifying treatment plans before treatment as well as verification of correct treatment delivery; and information management software for recording the history and results of treatments and other patient treatment information and data, including patient images. This business’s other software products help improve physician engagement and clinical knowledge-sharing, patient care management and management of cancer clinics, radiotherapy centers and oncology practices for better performance.
The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems; improving efficiency, precision, cost-effectiveness and ease of delivery of these treatments; and providing greater access to advanced treatments. A core element of our business strategy is to provide our customers with highly versatile, proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision, shorter treatment times and greater cost effectiveness and that improve the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using very precisely shaped beams, targeting the tumor as closely as currently possible and allowing the delivery of higher doses to the tumor while limiting exposure of nearby healthy tissue. Additionally, the precision and versatility of our products and technology make it possible to use radiotherapy to treat metastatic cancers. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables better communication among products. Our products also allow multiple medical specialties-radiation oncology, neurosurgery, radiographic imaging and medical oncology, as well as clinicians in multiple locations, to share equipment, resources and information in a more efficient, cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows physicians to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our equipment.
Medical linear accelerators are the core device for delivering conventional external beam radiotherapy, IMRT, IGRT, VMAT, SRS and SBRT, and we produce versions of these devices to suit various clinical requirements. Our UNIQUE™ medical linear accelerator is a low-energy linear accelerator for the more price sensitive emerging markets, designed to meet the evolving needs of our IMRT and IGRT customers in these markets. The Clinac® iX linear accelerators deliver high-energy X-ray beams and are designed for more streamlined and advanced treatment processes, including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a versatile, cost-effective, precise high-energy device with a faster dose delivery rate and more precise isocenter compared to the Clinac iX. At the high end, the TrueBeam system for image-guided radiotherapy and radiosurgery is a fully-integrated high-energy system designed from the ground up to treat a moving target with higher speed and accuracy and complements our accelerator product line portfolio.
Our Millennium™ series of multi-leaf collimators and High Definition 120 (“HD 120”) multi-leaf collimators are used with a linear accelerator to define the size, shape and intensity of the generated beams. PortalVision™, our electronic portal-imager, is used to verify a patient’s position while on the treatment couch, which is critical for accurate treatments and simplifies quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during treatment. In addition, we manufacture the Calypso® system (not approved for use in all markets), which can continuously track and monitor the position of implanted and surface Beacon® transponders. This technology allows the treatment beam to be precisely aimed to deliver the full, prescribed dose to the tumor, and minimize exposure of surrounding healthy tissues. We commercially released the Calypso soft tissue Beacon transponder in fiscal year 2015 which is indicated for general, non-organ specific usage outside of the lung, including tumor sites that exhibit significant respiratory motion. Varian is conducting a confirmatory clinical study for 510(k) clearance for its Anchored Beacon® transponder for the lung.
During fiscal year 2015, we launched VitalBeamTM, which is designed to offer clinics an affordable option for implementing advanced image-guided radiotherapy. VitalBeam is positioned for customers that need a cost-effective technology package for offering high-quality, high-throughput radiation therapy, and for expanding clinical capabilities over time but not necessarily the full capacity of a TrueBeam linac. VitalBeam received 510(k) clearance in fiscal year 2015.
We also offer the EDGE radiosurgery suite, a combination of products for performing advanced radiosurgery using new real-time tumor tracking technology and motion management capabilities. The EDGE radiosurgery suite includes the EDGE radiosurgery accelerator and the Calypso System with Dynamic Edge™ Gating, and the PerfectPitch™ Couch with six degrees of freedom to accurately and precisely align the patient position. Our IGRT accessories include the On-Board Imager® (“OBI”) hardware accessory affixed to the linear accelerator that allows dynamic, real-time imaging of tumors while the patient is on the treatment couch and offers cone-beam computerized tomography (“CBCT”) imaging software capability to allow patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, the CBCT scan can be compared with a reference CT scan taken previously to determine how the treatment couch should be adjusted to fine-tune and verify the patient’s treatment setup and positioning prior to delivery of the radiation. To deliver the most advanced forms of IGRT, our accelerators would typically have an OBI, CBCT, PortalVision and other IGRT-related hardware and software as accessories.
Our RapidArc radiotherapy products are a proprietary implementation of VMAT that coordinates beam shaping, dose rate and gantry speed to deliver a highly conformal dose distribution to the target tumor. RapidArc products enable the planning and delivery of image-guided IMRT in a single continuous rotation of up to 360 degrees rather than as a series of fixed fields. Our RapidArc products enable faster delivery of radiation treatment with the possibility of reduced opportunity for tumor movement during treatment, as well as greater patient throughput and lower cost per patient for the hospital or clinic. We believe RapidArc represents a significant advancement in IMRT cancer treatment.
Our software products enhance and enable the delivery of advanced radiotherapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of data and storing of patient information, as well as help improve physician engagement and clinical knowledge-sharing, patient care management and management of cancer clinics, radiotherapy centers and oncology practices for better performance. Prior to any treatment, physicians must prescribe, or plan, the course of radiation delivery for the patient. We offer a range of treatment planning products that assist physicians in designing this plan. Our Eclipse™ treatment planning system provides physicians with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. Clinics may use plan models included with Eclipse or can create models based on their own treatment methods and protocols. Our RapidPlan™ Knowledge-based Planning tool creates a new category for treatment planning systems in which statistical models can be used to predict the achievable quality of an IMRT treatment from a patient’s anatomy. RapidPlan is designed to streamline the planning process by using shared clinical knowledge embedded in its statistical plan models. Our Insightive™ analytics solution aggregates clinical and operational data and allows for improved decision making and practice management.  Insightive enables oncology administrators and clinicians to use real-time information to discover patterns and trends through interactive dashboards and visualizations. The OncoPeer™ cloud community is a platform where oncologists, clinicians and other oncology professionals can publish knowledge, share data, exchange treatment techniques and discuss best practices within a professional oncology network.

During fiscal year 2015, we received 510(k) clearance for a new version of Varian Treatment™, which connects our ARIA® Oncology Information Management System (“ARIA”) to third party linear accelerators, expanding our software support of third party machines. To enhance our treatment planning product lines, we entered into a licensing agreement with the Fraunhofer Institute for a sophisticated multi-criteria optimization radiotherapy treatment planning tool that enables clinicians to quickly compare plans and select the optimal one without having to use a time-consuming trial-and-error process. We also purchased certain assets comprising a business from a sole proprietor for treatment planning software tools that will enhance both planning efficiency and treatment plan quality and allow oncologists to quickly adjust their intended dose distributions ahead of the treatment planning process.
Our ARIA information system is a comprehensive real-time information management system and database that records and verifies radiotherapy treatments carried out on the linear accelerator, records and stores patient data relating to chemotherapy treatment which may be prescribed by a physician in addition to radiotherapy, performs patient charting and manages patient information and patient image data. This gives clinics and hospitals the ability to manage treatment and patient information across radiation oncology and medical oncology procedures. Also, because ARIA is an electronic medical record, it can enable users to operate filmless and paperless oncology departments and cancer clinics. ARIA received ARRA-HITECH Stage II certification and implemented the new ICD-10 billing codes in 2014. Our FullScale™ oncology-specific information technology solutions take advantage of virtualization or cloud technologies to deploy our ARIA oncology information and Eclipse treatment planning systems in a way that enables treatment centers to take advantage of economies of scale. In May 2015, we entered into a strategic alliance with FlatIron Health (“FlatIron”) to develop the next generation of cloud-based oncology informatics products, leveraging our expertise in radiation oncology and FlatIron's expertise in medical oncology. The alliance intends to enable software for an integrated cloud-based oncology information product suite. During fiscal year 2014, we also entered into agreements with a variety of companies to increase the capabilities of our ARIA Information Systems software. Most notable among these were agreements with Infor, a health data exchange solution to replace our proprietary Information Exchange Manager; and Tableau, an advanced data exploration and visualization platform.
During fiscal year 2015, we completed the integration of the software acquired in fiscal year 2014 from Velocity Medical Solutions LLC (“Velocity”) into our existing products at the clinical process level to aggregate unstructured treatment and imaging data from diverse systems. The integration allows for a more comprehensive view of a patient's diagnostic imaging and treatment history and helps clinicians make more informed treatment decisions. During fiscal year 2015, we integrated the dose calculation software acquired in fiscal year 2014 from Transpire, Inc. (“Transpire”) into our BrachyVision and Eclipse systems. The integration enables us to improve our image guidance tools and deliver high-precision radiotherapy for the treatment of cancer. Qumulate™ is our cloud-based software technology that collects and analyzes machine performance data in a radiation therapy department and allows users to compare their machine performance data and trends against a community of users’ data.
Our treatment simulators enable physicians to simulate radiation therapy treatments prior to delivery. We manufacture and sell Acuity™, a simulator that uses advanced amorphous silicon imaging technology and which has been designed to enhance IMRT treatments by integrating simulation more closely with treatment planning and by helping physicians better address tumor motion caused by breathing.
In addition to offering our own suite of equipment and software products for planning and delivering radiotherapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. We have a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we represent Siemens diagnostic imaging products to radiation oncology clinics in most global markets, and Siemens, in turn, represents our equipment and software products for radiotherapy and radiosurgery to its healthcare customers in agreed upon countries. Furthermore, we and Siemens have developed interfaces to enable ARIA and Eclipse to connect with Siemens linear accelerators and imaging systems, and are exploring opportunities to co-develop new imaging and treatment solutions. We hold a minority equity interest in Augmenix, Inc. (“Augmenix”), a company that is developing hydrogel products to decrease irradiation of radiation sensitive tissue such as the rectum.
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
Revenues from our Oncology Systems business segment represented 76%, 77% and 77% of total revenues for fiscal years 2015, 2014 and 2013, respectively. Our Oncology Systems business segment revenues include both product and service revenues. Product revenues in Oncology Systems accounted for 44%, 46% and 47% of total revenues for fiscal years 2015, 2014 and 2013, respectively. Service revenues in Oncology Systems accounted for 32%, 31% and 30% of total revenues for fiscal years 2015, 2014 and 2013, respectively. See further discussion in “Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 17, "Segment Information" of the Notes to the Consolidated Financial Statements.
Imaging Components
Our Imaging Components business segment is a world leader in designing and manufacturing X-ray tubes, flat panel detectors, imaging software, and high voltage connectors, which are key components of X-ray imaging systems. We sell our products to OEM customers both for incorporation into new system configurations and as replacement components for installed systems. We conduct an active research and development program to focus on new technology and applications in both the medical and industrial X-ray imaging markets.
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
We also offer image processing tools for X-ray imaging systems for a variety of modalities including fluoroscopy, angiography, cardiology, mammography and general radiography. The image processing tools may be combined with our radiographic flat panel detectors to upgrade film-based X-ray imaging systems to digital systems.
We are currently in the process of introducing multiple new products which we believe will help promote the growth of our Imaging Components business. During fiscal year 2015, through our acquisitions, we broadened our portfolio of components by adding high voltage connectors, ionization chambers, automatic exposure control systems and image processing software for computer aided diagnosis. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States and similar state proposals, or otherwise, could however affect demand for our products in our Imaging Components business.
Our Imaging Components business also designs, manufactures, sells and services Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Linatron M-1 is a dual energy accelerator that can perform non-intrusive inspection of cargo containers and aid in automatically detecting and alerting operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening. The Linatron K-15 is a high-energy accelerator for inspection of very large, dense objects, including, for example, manufactured segments used in the Ariane rocket program in Europe.
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
In August 2015, we acquired Claymount Investments B.V. (“Claymount”), a Netherlands-based supplier of X-ray imaging components. Claymount is a strategic supplier to many global medical X-ray equipment manufacturers and is one of the world's leading suppliers of high voltage connectors, ionization chambers and solid state automatic exposure control systems for controlling dose during medical X-ray imaging. Claymount enhances our ability to support a continuing industry-wide transition from analog to digital X-ray imaging and will allow us to expand our line of components and integrated subsystems.
In April 2015, we completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG (“MeVis”), a company based in Bremen, Germany that provides image processing software and services for cancer screening.

We intend to combine MeVis' image processing and analysis software with our portfolio of flat-panel detector and imaging workstation offerings to provide integrated solutions for cancer screening and computer aided detection.
Our security and inspection products are complemented by our Attila software that enables us to provide comprehensive radiation solutions for customers that integrate our high-energy X-ray technology into systems for cargo screening, industrial inspection and non-destructive testing. This software can benefit our customers in the design and verification of systems where radiation effects play a critical role in product performance, safety, or reliability.
Revenues from our Imaging Components business segment represented 20%, 22% and 22% of total revenues for fiscal years 2015, 2014 and 2013, respectively. For a discussion of the Imaging Components business segment financial information, see Note 17, "Segment Information" of the Notes to the Consolidated Financial Statements.
Other
Our VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam therapy using proton beams, for the treatment of cancer. Our ProBeam® system is capable of delivering precise intensity modulated proton therapy (“IMPT”) using pencil beam scanning technology. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Proton therapy facilities are large-scale construction projects that are time consuming, involve significant customer investment and often complex project financing.
Our VPT technology and systems are in operation at the Paul Scherrer Institute in Villigen, Switzerland, the Rinecker Proton Therapy Center in Munich, Germany and the Scripps Proton Therapy Center in San Diego, California.
During fiscal years 2015, 2014 and 2013, we recorded six, three, and no VPT proton therapy product orders, respectively.
For certain proton therapy project orders, we may elect to provide a portion of the project financing, such as:
In July 2015, we, through one of our subsidiaries, committed to loan up to $91.5 million to MM Proton I, LLC in connection with a purchase agreement to supply a proton system to equip the New York Proton Center. As of October 2, 2015, we have loaned $18.7 million under this loan, with the remainder to be drawn down primarily through fiscal 2018.
In May 2015, we, through one of our subsidiaries, committed to loan up to $35.0 million to the Maryland Proton Therapy Center, which included rolling over an existing loan for $10.0 million plus $2.2 million of previously accrued interest. As of October 2, 2015, our outstanding commitment under the loan to MPTC was $22.8 million, to be paid in four installments of $5.7 million each on June 30, 2016, September 30, 2016, December 30, 2016 and March 31, 2017.
As of October 2, 2015, our outstanding loans to California Proton Treatment Center, LLC were $83.9 million.
See Note 16, "VPT Loans" of the Notes to the Consolidated Financial Statements for further discussion on our VPT loans.
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
Revenues from our “Other” category represented 4% of total revenues in fiscal year 2015, and 1% of total revenues in each of fiscal years 2014 and 2013. For a discussion of segment financial information, see Note 17, "Segment Information" of the Notes to the Consolidated Financial Statements.
Marketing and Sales
We employ a combination of direct sales forces and independent distributors or resellers for the marketing and sales of our products worldwide. The recent environment has been characterized by fluctuations in gross orders and revenues in and among our geographic regions, with a greater percentage coming from emerging markets within our international region, as well as ongoing concerns about the global economy. As a U.S.-based company, the competitiveness of our product pricing is influenced by the fluctuation of the U.S. Dollar against other currencies. A stronger U.S. Dollar against foreign currencies would make our product pricing less competitive in the local currencies of our international customers. A stronger U.S Dollar against foreign currencies would also lower our international revenues and gross orders when measured in U.S. Dollars. These conditions affected our business and demand for our products in fiscal year 2015 and could continue to do so in fiscal year 2016. In fiscal years 2015, 2014 and 2013, we did not have a single customer that represented 10% or more of our total revenues.
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
During the last economic downturn, we saw customers’ decision-making process further complicated and lengthened, especially in the United States, which caused hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending in light of tightened capital budgets, tougher credit requirements, the general constriction in credit availability, and consolidation of providers. In addition, the last economic downturn caused customers to delay requested delivery dates. Because our product revenues are influenced by the timing of product shipments, which are tied to customer-requested delivery dates, these delivery delays increased the average order to revenue conversion cycle in the United States. Historically, this conversion cycle has been longer when new products are introduced or when we sell more products internationally. The lengthening of order to revenue conversion cycle could reduce our revenues and margins. In addition, our receivables may take longer to collect.
Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets, which typically purchase lower-priced products, and which generally have lower gross margin percentages, compared to developed markets. We expect that this shift in geographic mix of gross orders and revenues will generally continue and may negatively impact Oncology Systems gross margin. Overall, we have seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products.
Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenue from quarter-to-quarter. We also believe that the Affordable Care Act, the rise of Accountable Care Organizations and increased bundled payment arrangements are all causing healthcare providers to re-evaluate their business models, and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased variability.
Total revenues for our Oncology Systems business segment were approximately $2.3 billion for fiscal years 2015, 2014 and 2013. We divide our market segments for Oncology Systems revenues into The Americas, EMEA, and APAC, and these regions constituted 52%, 30%, and 18%, respectively, of Oncology Systems revenues during fiscal year 2015; 50%, 30%, and 20%, respectively, of Oncology Systems revenues during fiscal year 2014; and 50%, 29%, and 21%, respectively, of Oncology Systems revenues during fiscal year 2013.

Imaging Components
Our Imaging Components business segment employs a combination of direct sales and independent distributors for sales in all of its regions and sells a high proportion of our X-ray imaging components products and security and inspection products to a limited number of OEM customers. The long-term fundamental growth driver of this business segment is the on-going success of our key OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of Imaging Components revenues in the foreseeable future. Our ten largest OEM customers represented 62%, 63% and 63% of our total Imaging Components segment revenues during fiscal years 2015, 2014 and 2013, respectively. A significant portion of our Imaging Components customers are outside of the United States, and in fiscal year 2015, demand for Imaging Components products was negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar. Because the products in Imaging Components are generally priced in U.S. Dollars, some customers asked for additional discounts, delayed purchasing decisions, or considered moving to in-sourcing supply of such components, or migrating to lower cost alternatives.
We sell our security and inspection products to regional integrators outside the United States as well as commercial enterprises in the casting, power, aerospace, chemical, petro-chemical and automotive industries for use in non-destructive investigation and testing applications. We believe demand for our security and inspection products is driven primarily by cargo screening, border protection, and non-destructive testing needs domestically and internationally. This business is heavily influenced by domestic and international government policies on border and port security, political change and government budgets. International sales of certain of our linatrons are subject to U.S. export licenses that are issued at the discretion of the U.S. government. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place additional orders until complete deployment and installation of previously ordered products. We have seen domestic and international governments postpone purchasing decisions and delay installations of products for security and inspection systems. These postponements and delays have been and may in the future be related to re-evaluating program priorities, evaluating funding options, and collaboration between individual government agencies. Furthermore, bid awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of some security and inspection products orders to revenue unpredictable. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and considered moving to alternative sources, resulting in a decline in the demand for security and inspection products which is expected to continue.
Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act and similar state proposals will likely affect domestic demand for our products in our Imaging Components business.
Total revenues for our Imaging Components business segment were $611.2 million, $660.2 million and $641.9 million for fiscal years 2015, 2014 and 2013, respectively. We divide our market segments for Imaging Components revenues by region into The Americas, EMEA, and APAC, and these regions constituted 35%, 26%, and 39%, respectively, of Imaging Components revenues during fiscal year 2015; 35%, 28%, and 37%, respectively, of Imaging Components revenues during fiscal year 2014 and 35%, 28%, and 37%, respectively, of Imaging Components revenues during fiscal year 2013.
Other
In the VPT business, we primarily use direct sales specialists who collaborate with our Oncology Systems sales group globally on projects. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase products through public tenders, as well as private hospitals, clinics and private developers. While this market is still developing, there has been significant recent growth in this market and we believe that growth in this business will continue in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. We are investing substantial resources to grow this business. Proton therapy facilities are large-scale construction projects that are time consuming and involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. We have seen the tight credit markets constrain the ability of proton therapy projects to obtain financing.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. Our backlog at the end of fiscal year 2015 was $3.5 billion, including approximately $345 million in VPT backlog, of which we expect to recognize approximately 50% to 55% as revenues in fiscal year 2016. Our backlog at the end of fiscal year 2014 was $3.2 billion, of which $1.6 billion was recognized as revenues in fiscal year 2015. Our Oncology Systems backlog represented 82% and 84% of the total backlog at the end of fiscal years 2015 and 2014, respectively.
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
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog from acquisitions and other adjustments. In fiscal years 2015, 2014 and 2013, our backlog adjustments were $214.9 million, $176.3 million and $257.3 million, respectively.
Competition
Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software products. We compete with companies worldwide, some of whom may have greater financial, marketing and other resources than we have. Our competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that new competitors will enter our markets, as we have encountered new competitors as we enter new markets such as radiosurgery, VMAT and proton therapy. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have also maintained an “open systems” approach that allows customers to “mix and match” our various individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and VMAT and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to sustain interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.
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

We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Elekta AB and Accuray Incorporated. Recently, ViewRay Incorporated introduced an MR-Cobalt therapy device that is expected to also compete with us in this market. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Philips Medical Systems, RaySearch Laboratories AB, Brainlab AG and Best Theratronics, Ltd. We also encounter some competition from providers of enterprise hospital information systems. With respect to our brachytherapy operations, our competitors are Elekta AB, MIM Software Inc. and Eckert & Ziegler BEBIG GmbH. In our Oncology Systems service and maintenance business, we compete with independent service organizations and our customers’ internal service organizations.
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
With respect to our medical imaging components within our Imaging Components business segment, we often compete with the in-house manufacturing operations of the major diagnostic imaging systems companies, which are the primary OEM customers for our medical imaging components. As a result, we must have a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and/or performance. We sell a significant volume of our X-ray tubes to OEM customers that have in-house X-ray tube production capability. In addition, we compete against other stand-alone, independent X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa as well as small start-up manufacturers in China. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell to a number of OEM customers, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. In the flat panel market, we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Vieworks Co., Ltd., Canon, Inc., and Hamamatsu Corporation as well as emerging low cost manufacturers from China such as iRay Technology (Shanghai) Limited, and Jiangsu CareRay Medical Systems Co., Ltd.
With respect to our security and inspection products within our Imaging Components business segment, we compete with other OEM suppliers, primarily outside the United States in the security and inspection market. Currently, our major competitor is Nuctech Company Limited, and we have also seen some competition from Siemens. The market for our security and inspection products used for nondestructive testing in industrial applications is small and highly fractured, and there is no single major competitor in this nondestructive testing market.
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
Customer Services and Support
We warrant most of our Oncology Systems products for parts and labor for 12 months, and we offer a variety of post-warranty equipment service contracts and software support contracts to suit customers’ requirements. Our domestic service centers are in Milpitas, California; Las Vegas, Nevada and Atlanta, Georgia. Our international service centers are in France, United Kingdom, Switzerland, Denmark, Belgium, Germany, Netherlands, Spain, Italy, United Arab Emirates, Saudi Arabia, Russia, India, Japan, China, Malaysia, Singapore, Thailand, Australia, Brazil, South Korea, Hungary, Austria, Finland and Canada. We also have field service personnel throughout the world for Oncology Systems customer support services. Key Oncology Systems education operations are located in Las Vegas, Nevada; Beijing, China; Mumbai, India; Cham, Switzerland and Tokyo, Japan. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, project management, site planning, and professional services. We also have a distributed service parts network of regional hubs and forward-stocking locations across all major geographic areas. We generate service revenues by providing services to customers on a time-and-materials basis, replacement part sales and through post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of distributors and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.
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
We generally warrant our medical imaging components and security and inspection products for 12 months. We provide technical advice and consultation for medical imaging components to major OEM customers from our offices in Salt Lake City, Utah; Charleston, South Carolina; Liverpool, New York and Downers Grove, Illinois and internationally in the Philippines, Japan, China, Netherlands and Germany. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina and Liverpool, New York to meet the technical support requirements of independent service companies that use our medical imaging components products. We provide technical support and service for our security and inspection products to major OEM customers from our offices in Las Vegas, Nevada and Lincolnshire, Illinois and internationally in France, United Kingdom, Italy, Japan and Belgium.
In the VPT business, we sell our proton therapy equipment generally with a 12-month warranty. We also generate service revenues by providing on-site proton therapy system technical operation and maintenance support services for relatively long-term periods (i.e., a five-year term or longer). We believe customer service and support are an integral part of our VPT competitive strategy.
Manufacturing and Supplies
We manufacture our medical linear accelerators in Palo Alto, California and in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, United Kingdom and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France; and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, United Kingdom and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. Calypso manufactures components of their tumor tracking and motion management products in Seattle, Washington. Our security and inspection linear accelerators are principally manufactured in Las Vegas, Nevada. We manufacture components and sub-systems for our proton therapy products and systems in Troisdorf, Germany. We manufacture our X-ray imaging component products in Salt Lake City, Utah; Charleston, South Carolina; Liverpool, New York; Downers Grove, Illinois; Bremen, Germany; Willich, Germany; Dinxperlo, Netherlands; Manila, Philippines; and Beijing, China. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. These manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for security and inspection products) or ISO 13485 (for medical devices).
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

Research and Development
Developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering. Research and development expenses totaled $245.2 million, $234.8 million and $208.2 million in fiscal years 2015, 2014 and 2013, respectively.
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
Within Imaging Components, development is primarily conducted at our Las Vegas, Nevada; Salt Lake City, Utah; Palo Alto, California; Liverpool, New York; Lincolnshire, Illinois and Downers Grove, Illinois facilities domestically and at our Netherlands, Germany and Switzerland facilities internationally and is primarily focused on developing and improving medical imaging component technology. Current X-ray tube development areas include improvements to tube life and tube stability and reduction of tube noise. We are also working on X-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners as well as generators for medical imaging. Research in imaging technology is aimed at developing new panel technologies for low cost radiographic imaging, wireless panel interfaces, better dose utilization in dental imaging, improved image quality for cone beam CT and new image processing tools for advanced applications.
Within VPT, our development efforts focus on integrating patient set-up, motion management and clinical workflow solutions originally developed in Oncology Systems as well as reducing the size of our proton therapy system. We expect that, in order to realize the full potential of the VPT business, we will need to invest substantial resources to continue to develop proton therapy technology.
Product and Other Liabilities
Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come in contact with radiation (for example, when our security and inspection products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosing of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), or found to be so by a competent regulatory authority, we may be required to correct or recall the product and notify other regulatory authorities. We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omissions liability.
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
Quality systems. Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s Quality System Regulation (“QSR”), which addresses a company’s responsibility for product design, testing, and manufacturing quality assurance, and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the United States for products manufactured in overseas locations and denial of export rights for U.S. products and criminal and civil fines.
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
It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories (“UL”), the Canadian Standards Association (“CSA”), and the International Electrotechnical Commission (“IEC”). In addition, the manufacture and distribution of medical devices utilizing radioactive material requires a specific radioactive material license. For the United States, manufacture and distribution of these radioactive sources and devices also must be in accordance with a model specific certificate issued by either the NRC or by an Agreement State. In essentially every country and state, installation and service of these products must be in accordance with a specific radioactive materials license issued by the applicable radiation control agency. Service of these products must be in accordance with a specific radioactive materials license. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. For a further discussion of these laws and regulations, see “Critical Accounting Estimates” in MD&A, and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements.”
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
The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. For example, national and state laws regulate privacy and may regulate our use of data. Furthermore, HIPAA was amended by the HITECH Act to provide that business associates who have access to patient health information provided by hospitals and healthcare providers are now directly subject to HIPAA, including the associated enforcement scheme and inspection requirements.
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
Anti-Corruption Laws and Regulations.
We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” which became effective in January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market.
Transparency International’s 2014 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 174 countries/territories around the world, and found that nearly seventy percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt and our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International.
Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. Failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business.
Patent and Other Proprietary Rights
We place considerable importance on obtaining and maintaining patent, copyright and trade secret protection for significant new technologies, products and processes, because of the length of time and expense associated with bringing new products through the development process and to the marketplace.
We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of October 2, 2015, we owned 486 patents issued in the United States and 235 patents issued throughout the rest of the world and had 426 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty bearing licenses and technology cross licenses.
Environmental Matters
For a discussion of environmental matters, see “Critical Accounting Estimates” in MD&A and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements, which discussions are incorporated herein by reference.
Financial Information about Geographic Areas
We do business globally with manufacturing, engineering, and development in the United States, Europe, China, India and Canada with sales and service operations and customers throughout the world. More than half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulations,” we also may be affected by other factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding (“DSO”)). To the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. We sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. Dollar. Accordingly, there may be adverse consequences from fluctuations in foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins. In fiscal year 2015, the U.S. Dollar strengthened against the Euro, the Japanese Yen and other foreign currencies which had a negative impact on our financial performance, compared to the year-ago period. We engage in currency hedging strategies to offset the effect of fluctuations in foreign currency exchange rate, but the protection offered by these hedges depends upon the timing of transactions, the effectiveness of the hedges, the number of transactions that are hedged and and forecast volatility.
We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see Item 1A, “Risk Factors.”
For a discussion of financial information about geographic areas, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements and MD&A, which discussions are incorporated herein by reference.
Employees
We had approximately 7,300 full time and part-time employees worldwide, including approximately 3,800 in the United States and approximately 3,500 elsewhere at October 2, 2015. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some foreign countries may, from time-to-time, be represented by works councils or unions or subject to collective bargaining agreements. We currently consider our relations with our employees to be good.
Information Available to Investors
As soon as reasonably practicable after our filing or furnishing the information to the SEC, we make the following available free of charge on the Investors page of our website http://www.varian.com: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and proxy statements. Our Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee, Ethics and Compliance Committee, Nominating and Corporate Governance Committee and Executive Committee are also available on the Investors page of our website. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Executive Officers of the Registrant
The biographical summaries of our executive officers, as of November 1, 2015, are as follows:

Name	Age	Position
Dow R. Wilson	56	President and Chief Executive Officer
Elisha W. Finney	54	Executive Vice President, Finance and Chief Financial Officer
Kolleen T. Kennedy	56	Executive Vice President and President, Oncology Systems
John W. Kuo	52	Senior Vice President, General Counsel and Corporate Secretary
Sunny S. Sanyal	51	Senior Vice President and President, Imaging Components Business
Clarence R. Verhoef	60	Senior Vice President, Finance and Corporate Controller
Dow R. Wilson was appointed President and Chief Executive Officer effective September 29, 2012. Mr. Wilson served as Corporate Executive Vice President and Chief Operating Officer from October 2011 through September 2012 and as Corporate Executive Vice President and President, Oncology Systems from August 2005 through September 2011. Mr. Wilson served as Corporate Vice President and President, Oncology Systems from January 2005 to August 2005. Prior to joining the Company in January 2005, Mr. Wilson was Chief Executive Officer of the Healthcare-Information Technologies business in General Electric (a diversified technology and services company), from 2003 to 2005. During the previous 18 years, Mr. Wilson held various management positions within General Electric. Mr. Wilson holds a B.A. degree in English from Brigham Young University and an M.B.A. degree from Dartmouth’s Amos Tuck School of Business. Mr. Wilson served on the board of directors of Saba Software, Inc. (an e-learning software provider) from August 2006 to March 2015 and as the lead independent director of that board from August 2011 to March 2013. Mr. Wilson was appointed to our Board of Directors effective September 29, 2012.
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
John W. Kuo was appointed Senior Vice President, in addition to being General Counsel and Corporate Secretary, in February 2012. Prior to that, he served as Corporate Vice President and General Counsel from July 2005 through January 2012 and as Corporate Secretary since February 2005. Mr. Kuo joined the Company as Senior Corporate Counsel in March 2003 and became Associate General Counsel in March 2004. Prior to joining the Company, Mr. Kuo was General Counsel and Secretary at BroadVision, Inc. (an e-commerce software provider) and held senior legal positions at 3Com Corporation (a networking equipment provider). Mr. Kuo has previously been with the law firms of Gray Cary Ware & Freidenrich (now DLA Piper) and Fulbright & Jaworski. Mr. Kuo holds a B.A. degree from Cornell University and a J.D. degree from Boalt Hall School of Law at the University of California at Berkeley.
Sunny S. Sanyal was appointed Senior Vice President and President, Imaging Components Business in February 2014. From August 2010 to January 2014, Mr. Sanyal served as the Chief Executive Officer of T-System Inc. (an information technology solutions and services provider). Mr. Sanyal worked for McKesson Corporation (a healthcare services and information technology company) as the Chief Operating Officer of McKesson Provider Technologies from December 2006 to July 2010 and as the Group President of McKesson’s Clinical Information Systems division from April 2004 to December 2006. Previously, he held various management positions with GE Healthcare, Accenture and IDX Systems Corporation. Mr. Sanyal holds an M.B.A. degree from Harvard Business School, an M.S. degree in industrial engineering from Louisiana State University, and a B.E. degree in electrical engineering from the University of Bombay.
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
Rapid change and technological innovation characterize the markets in which we operate. Our Oncology Systems products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products (including linear accelerators, accessories, treatment systems and software products) and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including products such as EDGE and TrueBeam, are technologically complex and must keep pace with, if not be superior to, the products of our competitors in order to remain competitive. We are also expanding our software product lines and investing in the development of cloud and software-as-a-service (“SaaS”) solutions. Development and introduction of new software platforms and software delivery models, as well as different revenue models, can be highly complex and uncertain, both in our ability to develop and implement such platforms or models and in our customers’ acceptance of such platforms or models.
Our Imaging Components business, which sells primarily to a small number of imaging system OEM customers who use our products in their medical diagnostic, security and industrial imaging systems, must also continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs and increased feature sets. Because this business competes in very price sensitive markets with other market players who are much larger and who may have “in-house” supplier of competing components, our ability to anticipate our customers’ demands, innovate and introduce new products at a competitive cost and improve quality, cost and features of our existing products is extremely critical to our success in this business. Our failure to do so can and has resulted in loss of customers and adverse impact to our financial performance. With a strong U.S. Dollar, our ability to meet our customers’ pricing expectations is particularly challenged and can result in erosion of product margin and market share.
We are investing in the growth of our Particle Therapy business, and expect that we will need to invest more to develop and commercialize new products and technology for this business. Accordingly, our products may require significant planning, design, development and testing, as well as significant capital commitments, involvement of senior management and other investments on our part. In addition, because of the large footprint and high price of many proton therapy systems, including ours, there is increasing demand for development of a smaller, more compact proton therapy system. Other companies currently offer smaller, less expensive proton therapy systems, and our ability to compete with these companies may depend on our ability to timely develop new technologies to reduce the size and price of our system or provide additional features and functionality that our competitors do not.
We may need to spend more time and money than we expect to develop and introduce new products or enhancements and, even if we succeed, they may not be sufficiently profitable such that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, which could adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with other products, and may therefore disproportionately adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be adversely affected. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.
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
New products generally take longer to install than well-established products. Because a portion of a product’s revenue is generally tied to installation and acceptance of the product, our recognition of revenue associated with new products may be deferred longer than expected. In addition, even if we succeed in our product introductions, potential customers may decide not to upgrade their equipment, or customers may delay delivery of some of our more sophisticated products because of the longer preparation and renovation of treatment rooms required. As a result, our revenues and other financial results could be adversely affected.
MORE THAN HALF OF OUR REVENUES ARE INTERNATIONAL, AND ECONOMIC, POLITICAL AND OTHER RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS COULD ADVERSELY AFFECT OUR SALES OR MAKE THEM LESS PREDICTABLE

We conduct business globally. Our international revenues accounted for approximately 54%, 57% and 56% of our total revenues during fiscal years 2015, 2014 and 2013, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. Our future results could be harmed by a variety of factors, including:

•
currency fluctuations, such as the strengthening of the U.S. Dollar since the end of our fiscal year 2014, which has adversely affected our financial results and caused some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region, in particular emerging markets;

•	the longer payment cycles associated with many foreign customers;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	changes in the political, regulatory, safety or economic conditions in a country or region;

•	the imposition by governments of additional taxes, tariffs, global economic sanctions programs (such as the Russia-Ukraine sanctions) or other restrictions on foreign trade;

•	the longer periods from placement of orders to revenue recognition in the international region;

•	any inability to obtain required export or import licenses or approvals;

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
As of October 2, 2015, approximately 98% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, a portion of this amount could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
Our effective tax rate is impacted by tax laws in both the United States and in the countries in which our international subsidiaries do business. Earnings from our international region are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from the international region, a change in the mix of particular tax jurisdictions within the international region, or a change in currency exchange rates, could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed to be or actually are remitted to the United States, in which case our financial results would be adversely affected. In addition, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws or other changes beyond our control could adversely affect our financial position and results of operations.
OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, or our revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets. For example, since the fourth quarter of fiscal year 2014, the U.S. Dollar has strengthened significantly against the Euro and Japanese Yen, which adversely impacted our financial results in fiscal year 2015.
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
In addition, our hedging program is designed to hedge currency movements on a relatively short-term basis (typically up to the next twelve month period). Therefore, we are exposed to currency fluctuations over the longer term. Long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. Even though our international sales are mostly in local currencies, our cost structure is weighted towards the U.S. Dollar. The volatility of the U.S. Dollar that we have experienced over the last several years, and in particular the strengthening of the U.S. Dollar since the fourth quarter of fiscal year 2014, has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. In addition, the negative impact of foreign currency exchange rates has caused some customers in our Imaging Components business to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts. Even if the U.S. Dollar weakens, these customers may continue using the alternative sources and demand for our products may not increase.
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
Unless an exception applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, an existing currently marketed medical device obtain either 510(k) pre-market notification clearance or pre-market approval (“PMA”) before it can market or sell those products in the United States. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process also require a new 510(k) clearance. Although manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, we cannot assure you that the FDA will agree with our decisions not to seek additional approvals or clearances for particular modifications to our products or that we will be successful in obtaining new 510(k) clearances for modifications. Obtaining clearances or approvals is time-consuming, expensive and uncertain, and the PMA process is more complex than the 510(k) clearance process. We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business. Furthermore, even if we are granted regulatory clearances or approvals, they may include significant limitations on the indicated uses of the product, which may limit the market for the product. If we were unable to obtain required FDA clearance or approval for a product or unduly delayed in doing so, or the uses of that product were limited, our business could suffer. In the past, our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. However, there are some in the regulatory field who believe that certain medical devices should be required to use the PMA approval process. If we were required to use the PMA process for future products or product modifications, it could delay or prevent release of the proposed products or modifications, which could harm our business.
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
In addition, we are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations (“MDRs”), that require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not filed on a timely basis, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
If we initiate a correction or removal of a device to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to the FDA and in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports have been and could be used against us by competitors in competitive situations and cause customers to delay purchase decisions, cancel orders or adversely affect our reputation.
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
Government regulation also may cause considerable delay or even prevent the marketing and full commercialization of future products or services that we may develop, and/or may impose costly requirements on our business. Insurance coverage is not commercially available for violations of law, including the fines, penalties or investigatory costs that we may incur as the consequence of regulatory violations; consequently, we do not have insurance that would cover this type of liability.
DISRUPTION OF CRITICAL INFORMATION SYSTEMS OR MATERIAL BREACHES IN THE SECURITY OF OUR PRODUCTS MAY ADVERSELY AFFECT OUR BUSINESS AND CUSTOMER RELATIONS
Information technology helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. There is an increasing threat of information security attacks that pose risk to companies, including Varian. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. Such security breaches could expose us to a risk of loss of information, litigation and possible liability to employees, customers and regulatory authorities. If our data management systems do not effectively collect, secure, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our operating results internally and externally.
Moreover, we manufacture and sell hardware products that rely upon software systems to operate properly and software that deliver treatment instructions and store confidential patient information, and both types of products often are connected to and reside within our customers' information technology infrastructures. While we have implemented security measures to protect both our hardware and software products from unauthorized access, these measures may not be effective in fully securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target. Additionally, we are developing and offering cloud and SaaS software products which reside upon and are hosted by third party providers. A security breach, whether of our products, of our customers’ network security and systems or of third party hosting services could disrupt treatments occurring on our products, disrupt access to our customers' stored information, such as the patient treatment delivery instructions, and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.
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
Within the EEA, we must affix a CE mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In September 2012, the European Commission adopted a Proposal for a Regulation of the European Parliament and of the Council on medical devices and a Proposal for a Regulation of the European Parliament and of the Council on in vitro diagnostic medical devices which will, once adopted by the European Parliament and by the Council, replace the existing three medical devices directives. Since negotiation by member states of the available drafts are still ongoing, no publication of the new directive is expected until 2016. The new proposal imposes stricter requirements for the placing in the market of medical devices as well as on the Notified Bodies. We may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.
In addition, we are required to timely file various reports with international regulatory authorities, including reports required by international adverse event reporting regulations, that require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. If these reports are not timely filed, regulators may impose sanctions, including temporarily suspending our market authorizations or CE mark, and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.

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
On March 23, 2010, President Obama signed into law the Affordable Care Act. The Affordable Care Act could adversely impact the demand for our products and services, and therefore our financial position and results of operations, possibly materially.
Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems and VPT products, which took effect on January 1, 2013. The Congressional Budget Office estimates that the total cost to the medical device industry could exceed $30 billion over ten years. This tax has had and may continue to have a negative impact on our gross margin.

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
Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA, which is called off-label promotion. Violating “anti-kickback” and “false claims” laws can result in civil and criminal penalties, which can be substantial, and potential mandatory or discretionary exclusion from healthcare programs for noncompliance. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to defend, and thus could harm our business and results of operations. Additionally, several recently enacted state and federal laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, now require, among other things, extensive tracking and maintenance of databases regarding the disclosure of equity ownership and payments to physicians, healthcare providers and hospitals. These laws require us to implement the necessary and costly infrastructure to track and report certain payments to healthcare providers. Failure to comply with these new tracking and reporting laws could subject us to significant civil monetary penalties.
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
Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” which became effective in January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2014 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 174 countries/territories around the world, and found that nearly seventy percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly, in countries where the public sector is perceived to be more or highly corrupt and will be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. For example, in June 2015, one of our foreign subsidiaries was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. We previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. At this time, we are unable to predict the ultimate outcome of this matter but intend to defend it vigorously. An adverse outcome under any such proceeding, investigation or audit could subject us to fines, or criminal or other penalties, which could adversely affect our business and financial results.
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
PRODUCT DEFECTS OR MISUSE MAY RESULT IN MATERIAL PRODUCT LIABILITY OR PROFESSIONAL ERRORS AND OMISSIONS CLAIMS, LITIGATION, INVESTIGATION BY REGULATORY AUTHORITIES OR PRODUCT RECALLS THAT COULD HARM OUR FUTURE REVENUES AND REQUIRE US TO PAY MATERIAL UNINSURED CLAIMS
Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation (for example, when our security and inspection products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnoses of medical problems, the possibility for significant injury and/or death exists to the intended or unintended recipient of the delivery. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure. In addition, third party service providers could fail to adequately perform their obligations, which could subject us to further liability. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In connection with our products that collect and store patient treatment data, we may be liable for the loss or misuse of such private data, if those products fail or are otherwise defective.
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
In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons) or found to be so by a competent regulatory authority, we may be required to correct or recall the product and notify other regulatory authorities. The adverse publicity resulting from a correction or recall, however imposed, could damage our reputation and cause customers to review and potentially terminate their relationships with us. A product correction or recall could consume management time and have an adverse financial impact on our business, including incurring substantial costs, losing revenues and accruing losses under GAAP.
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
Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software. New competitors may enter our markets, and we have encountered new competitors as we have entered new markets such as radiosurgery, VMAT and proton therapy. Some of these competitors may have greater financial, marketing and other resources than we have. To compete successfully, we must provide technically superior, proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. The shift in the proportion of sales within our international region towards emerging market countries, which typically have purchased less complex, lower-priced products compared to more developed countries, and which usually have stiffer price competition, could also adversely impact our results of operations. New competitors may also delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our gross orders.
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
In each of our business segments, existing competitors’ actions and new entrants may adversely affect our ability to compete. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of our competitors’ introduction of products into the market could affect the market acceptance and market share of our products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, a marketing advantage over our mainstream cancer treatment products. Also, some of our competitors may not be subject to the same standards, regulatory and/or other legal requirements that we are subject to, and therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales. In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Our competitors could also acquire some of our suppliers or distributors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues in our businesses. Any of these competitive factors could negatively affect our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.

OPEN ARCHITECTURE IS BECOMING INCREASINGLY IMPORTANT, AND SALES OF OUR PRODUCTS COULD FALL IF WE FAIL TO ACHIEVE THIS
As radiation oncology treatment becomes more complex, our customers are increasingly focusing on ease-of-use and interconnectivity. Our equipment and software are highly sophisticated and a high level of training and education is required in order to use them competently and safely-requirements made even more important because they work together within integrated environments. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) making our software products easier to use and (iii) reducing setup and treatment times to increase patient throughput. We have emphasized an “open systems” approach that allows customers to “mix and match” our individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation and chemotherapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and VMAT and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to increase interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.
Obtaining and maintaining interoperability and compatibility can be costly and time-consuming. While we try to use standard published protocols for communication with widely-used oncology products manufactured by other companies, if we cannot do this, we may need to develop individual interfaces so that our products communicate correctly with the other company products. When other companies modify the design or functionality of their products, this may affect their compatibility with our products. In addition, when we improve our products, customers may be reluctant to adopt our new technology due to potential interoperability issues. For example, a clinic may be unwilling to implement one of our new technologies because its third-party software does not yet communicate correctly with our new product. Our ability to obtain compatibility with products of other companies may depend on our ability to obtain adequate information from them regarding their products. In many cases, these third parties are our competitors and may schedule their product changes and delay their release of relevant information to place us at a competitive disadvantage. When we modify our products to make them interoperable or compatible with third-party products, we may be required to obtain additional regulatory clearances. This process is costly and could delay our ability to release our products for commercial use. It is also possible that, despite our best efforts, we may not be able to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive or more costly to our customers.
PROTECTING OUR INTELLECTUAL PROPERTY CAN BE COSTLY AND WE MAY NOT BE ABLE TO MAINTAIN LICENSED RIGHTS, AND IN EITHER CASE OUR COMPETITIVE POSITION WOULD BE HARMED IF WE ARE NOT ABLE TO DO SO
We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide us with competitive advantages. We also cannot be sure that patents will be issued from any of our pending or future patent applications. Asserting our patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. For example, during September and October 2015, we filed several complaints in the U.S. and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam gantries, volumetric modulated arc therapy, and MR-Linac. An unfavorable outcome in this or in any other such litigation or proceeding could harm us. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.
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
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, in September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of three patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. This lawsuit is in the initial stages and we are not able to predict its ultimate outcome. We may incur substantial costs and expend significant management resources defending against these claims and our defense of these claims may ultimately not be successful. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to us, and even if a third party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. As such, we could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could adversely impact our business and results of operations.
UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims, including product liability claims and intellectual property claims (such as the current litigation with Elekta Ltd. and William Beaumont Hospital), that have not yet been fully resolved and additional claims may arise in the future. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit.
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
We sell our X-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, such as we have begun to see as a result of the recent strengthening of the U.S. Dollar, we could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss has had and will likely continue to have a material adverse effect on our Imaging Components business. In addition, economic uncertainties over the past few years, natural disasters and other matters beyond our control have made it difficult for our OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters, as well as other factors, have previously impacted our Imaging Components business resulting in inventory reduction efforts and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Our agreements for imaging components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from these estimates.
ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS TEND TO BE UNPREDICTABLE
Our Imaging Components business designs, manufactures, sells and services Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. We generally sell security and inspection products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We believe growth in our security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. Orders for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery, the actual timing of sales and revenue recognition varies significantly. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and considering moving to alternative sources, resulting in a decline in the demand for security and inspection products which is expected to continue.
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
IF WE ARE UNABLE TO PROVIDE THE SIGNIFICANT EDUCATION AND TRAINING REQUIRED FOR THE HEALTHCARE MARKET TO ACCEPT OUR PRODUCTS, OUR BUSINESS WILL SUFFER
In order to achieve market acceptance for our radiation therapy products, we often need to educate physicians about the use of treatment procedures such as IMRT, IGRT, VMAT, SRS, SBRT or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of the product. For example, the complex and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of and practices associated with IMRT and IGRT. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have devoted and will continue to devote significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, VMAT stereotactic radiotherapy, SRS, SBRT and proton therapy generally, to encourage the acceptance and adoption of our products for these technologies and to promote the safe and effective use of our products in compliance with their operating procedures. Future products may not gain adequate market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense educating them about these products.
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
WE MAY NOT REALIZE EXPECTED BENEFITS FROM ACQUISITIONS OF OR INVESTMENTS IN NEW BUSINESSES, PRODUCTS, OR TECHNOLOGIES, WHICH COULD HARM OUR BUSINESS
We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, during fiscal year 2014, we acquired certain assets of Velocity and Transpire, and during fiscal year 2015, we acquired Claymount and a majority interest in MeVis. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.
Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. It may cost us more to commercialize new products than we originally anticipated, as we experienced with our proton therapy systems, or cause us to increase our expenses related to research and development, either of which could adversely impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company into a business that lacks them. It is also possible that an acquisition could increase our risk of litigation, as a third party may be more likely to assert a legal claim following an acquisition because of perceived deeper pockets or perceived greater value of a claim. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors.
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
Additionally, we have investments in privately held companies that are subject to risk of loss of investment capital. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize. If these companies do not succeed, we could lose some or all of our investment in these companies. For example, in fiscal year 2014, we recorded a charge relating to the impairment of a portion of a privately-held equity investment when we became aware of certain indicators of impairment.
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
Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margin may also be impacted by the gross margin of our proton therapy products, which are presently lower than the gross margins for our traditional radiotherapy products. If our gross margins fall below the expectation of securities analysts and investors, the trading price of VMS common stock would almost certainly decline.
We report our gross orders and backlog on a quarterly and annual basis. It is important to understand that, unlike revenues, gross orders and backlog are not governed by GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm; therefore, investors should not interpret our gross orders or backlog in such a manner. Also, for the reasons set forth above, our gross orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or delays in customer purchase decisions or delivery dates will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations in one period will make it difficult to compare our operating results for other periods. Our gross orders, backlog, revenues and net earnings in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.
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
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of October 2, 2015, the goodwill of VPT was $50.0 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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
We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, Maryland Proton Therapy Center and the New York Proton Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to facilitate a refinancing, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that any additional portion of our loan can be syndicated to third parties, or that the loan facility can be successfully refinanced upon the maturity of the loan. If a borrower does not have the financial means to pay off its debts, and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all, or a portion of the loan, which would adversely affect our financial results.
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of October 2, 2015, customer contracts with remaining terms of more than one year amounted to approximately six percent of our accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.
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
Future changes in environmental laws could also increase our costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs of products at the end of the product’s useful life, increasing our costs. The EU has also adopted directives that may lead to restrictions on the use of certain hazardous substances or other regulated substances in some of our products sold there. These directives, along with another that requires material disclosure information to be provided upon request, could increase our operating costs. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.
OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL
We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes and other natural disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, hurricane, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our businesses, such as occurred following the March 2011 tsunami in Japan. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as ebola, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of October 2, 2015, we owned and leased a total of approximately 2.5 million square feet of floor space for office, manufacturing, research and development and other services worldwide. Our executive offices, our Oncology Systems management, some of our Oncology Systems manufacturing facilities and the GTC are located in Palo Alto, California, on approximately 30 acres of land under leasehold which expires in 2056. We own these facilities which contain approximately 481,000 square feet of space. In Crawley, England, we own approximately 2 acres of land and approximately 48,000 square feet of space used for office and manufacturing. In Beijing, China, we have approximately 5 acres of land under leasehold that expires in 2056, and own approximately 147,000 square feet of space used for office and manufacturing. Our Imaging Components business is primarily located in Salt Lake City, Utah, where we own approximately 38 acres of land and approximately 341,000 square feet of space used for office and manufacturing. Our Imaging Component business has a facility in Liverpool, New York, where we own 3 acres of land and approximately 27,000 square feet of space used for light assembly manufacturing. In Las Vegas, Nevada, we own approximately 12 acres of land and approximately 191,000 square feet of space where we manufacture our security and inspection products and have Oncology Systems customer service and support operations. The balance of our remaining facilities are leased to support our business operations worldwide.
Substantially all of this space is fully utilized for its intended purpose. We believe that our facilities and equipment are generally well maintained, in good operating condition and adequate for our present operations.
Item 3. Legal Proceedings
In 1999, we transferred our instruments business to Varian, Inc. (“VI”) and our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and subsequently spun off VI and VSEA, which resulted in a non-cash dividend to our stockholders (the “Spin-offs”). Under the Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements that govern the Spin-offs, we retained the liabilities related to the medical systems business and agreed to manage and defend claims related to legal proceedings and environmental matters arising from corporate and discontinued operations. Generally, each of the spun-off subsidiaries is obligated to indemnify us for one third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental liabilities, and to indemnify us fully for liabilities arising from the operations of the business transferred to it as part of the Spin-offs. For a more detailed discussion of environmental costs and liabilities, see Note 9, "Commitments and Contingencies" to the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business or otherwise and, from time to time, acquired as part of business acquisitions that we make. For a detailed discussion of current material legal proceedings, see Note 9, "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
VMS common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “VAR.” The following table sets forth the high and low sales prices for VMS common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2015 and 2014.

	High	Low
Fiscal Year 2015
First Quarter	$89.90	$76.73
Second Quarter	$95.70	$84.38
Third Quarter	$96.67	$83.56
Fourth Quarter	$90.78	$71.07
Fiscal Year 2014
First Quarter	$80.66	$71.98
Second Quarter	$85.57	$76.92
Third Quarter	$86.60	$77.74
Fourth Quarter	$87.85	$80.16
Since the Spin-offs in 1999, we have not paid any cash dividends on VMS common stock. We have no current plan to pay cash dividends on VMS common stock, and will review that decision periodically. Further, our existing credit agreement contains provisions that limit our ability to pay cash dividends. Specifically, dividends would not be permitted if, when aggregated with other transactions, we would not be in compliance with our financial covenants. See Note 7, "Borrowings" of the Notes to the Consolidated Financial Statements for more information.
As of November 13, 2015, there were 2,201 holders of record of VMS common stock.

PERFORMANCE GRAPH
This graph shows the total return on VMS common stock and certain indices from October 1, 2010 until the last day of fiscal year 2015.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG VARIAN MEDICAL SYSTEMS, INC., THE S&P 500 INDEX AND
THE S&P HEALTHCARE EQUIPMENT INDEX

*$100 invested on October 1, 2010 in stock or index, including reinvestment of dividends. Indexes are calculated based on our fiscal month-end.

	10/1/2010	9/30/2011	9/28/2012	9/27/2013	9/26/2014	10/2/2015
Varian Medical Systems, Inc.	100.00	85.96	99.41	122.25	133.32	123.91
S&P 500	100.00	101.14	131.69	157.17	188.18	187.02
S&P Health Care Equipment	100.00	103.61	127.83	146.90	178.85	193.98
The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Share Repurchase Program
The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 4, 2015 – July 31, 2015	818,167	$86.88	818,167	2,106,984
August 1, 2015 – August 28, 2015 (2) (3)	550,989	$85.03	550,989	1,555,995
August 29, 2015 – October 2, 2015	130,844	$80.45	130,844	1,425,151
Total	1,500,000	$85.64	1,500,000	1,425,151

(1)
In August 2014, the VMS Board of Directors authorized a repurchase of an additional 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. In November 2015, the VMS Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock through December 31, 2016. Share repurchases may be made in the open market, in privately negotiated transactions including accelerated share repurchase programs, or in Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks.

(2)
Includes 208,024 shares of VMS common stock received upon settlement of accelerated share repurchase agreement. See Note 11, "Stockholders' Equity" of the Notes to the Consolidated Financial Statements for further discussion.

(3)
The preceding table excludes 1,407 shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under our employee stock plans.

Item 6. Selected Financial Data
We derived the following selected financial data from our audited consolidated financial statements for each of the last five fiscal years. The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:	Fiscal Years
(In millions, except per share amounts)	2015	2014	2013	2012	2011
Revenues	$3,099.1	$3,049.8	$2,942.9	$2,807.0	$2,596.7
Earnings from continuing operations before taxes	554.7	574.5	612.0	595.9	588.7
Taxes on earnings	142.7	170.8	173.8	168.9	180.1
Earnings from continuing operations	412.0	403.7	438.2	427.0	408.6
Loss from discontinued operations, net of taxes (1)	—	—	—	—	(9.7)
Net earnings	412.0	403.7	438.2	427.0	398.9
Less: Net earnings attributable to noncontrolling interests	0.5	—	—	—	—
Net earnings attributable to Varian	$411.5	$403.7	$438.2	$427.0	$398.9
Net earnings (loss) per share attributable to Varian – basic
Continuing operations	$4.13	$3.88	$4.04	$3.83	$3.50
Discontinued operations (1)	—	—	—	—	(0.08)
Net earnings per share	$4.13	$3.88	$4.04	$3.83	$3.42
Net earnings (loss) per share attributable to Varian – diluted
Continuing operations	$4.09	$3.83	$3.98	$3.76	$3.44
Discontinued operations (1)	—	—	—	—	(0.08)
Net earnings per share	$4.09	$3.83	$3.98	$3.76	$3.36
Financial Position at Fiscal Year End:
Working capital	$1,142.1	$1,292.5	$1,544.2	$934.0	$728.7
Total assets	3,600.7	3,357.3	3,468.5	2,878.7	2,498.8
Long-term debt (including current maturities)	387.5	437.5	506.3	6.3	16.1
Short-term borrowings	108.4	—	—	155.0	181.4
Total equity	$1,726.3	$1,616.4	$1,713.8	$1,509.8	$1,243.9

(1)
The sale of Research Instruments was completed in fiscal year 2009. We classified the operating results of Research Instruments as a discontinued operation in the Consolidated Statements of Earnings. The net loss of $9.7 million was reported in discontinued operations for fiscal year 2011. In fiscal years 2015, 2014, 2013 and 2012, we did not recognize any income or losses and did not have any revenues from discontinued operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Our operations are currently grouped into two reportable operating segments: Oncology Systems and Imaging Components. Our GTC and VPT business are reflected in the “Other” category because these operating segments do not meet the criteria of a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our CODM, views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
Total revenues increased 2%, gross margin decreased 1.3 percentage points, net earnings attributable to Varian increased 2%, and diluted net earnings per share increased 7% in fiscal year 2015 over fiscal year 2014. During fiscal year 2015, operating expenses included a $13.3 million charge for restructuring programs, as compared to fiscal year 2014 where operating expenses included a $25.1 million charge for a litigation settlement and a $7.7 million charge relating to the impairment of Augmenix. Our effective tax rate decreased to 25.7% in fiscal year 2015 from 29.7% in fiscal year 2014. We repurchased 4.8 million shares of VMS common stock totaling $422.0 million in fiscal year 2015.
Gross orders were flat in Oncology Systems, and decreased 16% in Imaging Components in fiscal year 2015, as compared to fiscal year 2014. We also recorded gross orders of $317.2 million in the “Other” category in fiscal year 2015, as compared to $120.4 million in fiscal year 2014. Our backlog at the end of fiscal year 2015 was $3.5 billion, or 10% higher, as compared to the end of fiscal year 2014.
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
For fiscal year 2015, the U.S. Dollar was stronger against the Euro, the Japanese Yen and other foreign currencies, as compared to fiscal year 2014, which had a significant unfavorable impact on our revenues and gross orders. Due to the unfavorable foreign currency exchange rate fluctuations, total revenues and Oncology Systems gross orders were negatively impacted in fiscal year 2015 by approximately $138 million and $141 million, respectively, as compared to fiscal year 2014. In fiscal year 2015, our total revenues and Oncology Systems gross orders both increased 6% in constant currency, as compared to fiscal year 2014. We expect that significant fluctuations of the Euro, the Japanese Yen and other foreign currencies against the U.S. Dollar will continue to cause variability in our financial performance.
Beginning in the first quarter of fiscal year 2015, our Rest of World region was consolidated into The Americas, EMEA and APAC. The Americas includes North America (primarily United States and Canada) and Latin America (previously reported within “Rest of World”). EMEA includes Europe, Russia, the Middle East, India and Africa. APAC includes Asia (previously reported separately as “Asia”) and Australia (previously reported within “Rest of World”). Prior years’ amounts have been reclassified to conform to the current year's presentation.
Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiation therapy and advanced treatments such as, IMRT, IGRT, VMAT, SRS, SBRT and brachytherapy, as well as informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
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

The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Affordable Care Act in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and result in a high degree of variability of gross orders and revenues from quarter-to-quarter. We also believe that the Affordable Care Act, Accountable Care Organizations and bundled payment arrangements are causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased business variability.
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
In September 2015, we purchased certain assets comprising a business from a sole proprietor for treatment planning software tools that will enhance both planning efficiency and treatment plan quality and allow oncologists to quickly adjust their intended dose distributions ahead of the treatment planning process. The total purchase price of the acquisition was $27.0 million. See Note 15, "Business Combinations" of the Notes to the Consolidated Financial Statements for additional information.
In May 2015, we entered into a strategic alliance with FlatIron to develop the next generation of cloud-based oncology informatics products, leveraging our expertise in radiation oncology and FlatIron's expertise in medical oncology. The alliance intends to enable software for an integrated cloud-based oncology information product suite.
Oncology Systems total revenues were flat in fiscal year 2015, as compared to fiscal year 2014. Oncology Systems gross margin percentage decreased 1.0 percentage points in fiscal year 2015 from fiscal year 2014. Oncology Systems gross orders were flat in fiscal year 2015, as compared to fiscal year 2014, with an increase of 3% from North America, offset by a decrease of 2% from our international regions.
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer aided diagnostics, and industrial applications. We provide a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, ionization chambers and automatic exposure control systems. Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key X-ray imaging OEMs that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.
Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. A significant portion of our Imaging Components customers are outside of the United States and in fiscal year 2015 demand for Imaging Components products was negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar. Because the products in Imaging Components are generally priced in U.S. Dollars, some customers have asked for additional discounts, delayed purchasing decisions, or considered moving to in-sourcing supply of such components, or migrating to lower cost alternatives. We expect that a strong U.S. Dollar will negatively impact demand and pricing for Imaging Component products. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and considered moving to alternative sources, resulting in a decline in the demand for security and inspection products which is expected to continue.

In August 2015, we closed the acquisition of Claymount, a Netherlands-based supplier of components and subsystems for X-ray imaging equipment manufacturers. We integrated Claymount into our X-ray imaging tubes and flat panel products reporting unit to enhance its ability to support a continuing industry-wide transition from analog to digital X-ray imaging. The total purchase price of the acquisition was $58.0 million.
In April 2015, we completed the acquisition of 73.5% of the then outstanding shares of MeVis, a public company based in Bremen, Germany that provides image processing software and services for cancer screening. The total purchase price of the acquisition was $25.5 million.
See Note 15, "Business Combinations" of the Notes to the Consolidated Financial Statements for further discussion.
In fiscal year 2015, Imaging Components revenues decreased 7% and gross orders decreased 16% over fiscal year 2014. Imaging Components gross margin percentage decreased 1.2 percentage points for fiscal year 2015 over fiscal year 2014.
Other. The “Other” category is comprised of VPT and the operations of GTC.
VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. GTC is our scientific research facility.
The “Other” category revenues and gross orders increased $98.5 million and $196.8 million, respectively, in fiscal year 2015, as compared to fiscal year 2014.
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes included elsewhere in this Annual Report on Form 10-K, as well as the information contained under Item 1A, “Risk Factors.” We discuss our results of operations below.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, impairment of investments and allowance for notes receivable, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Item 1A, “Risk Factors.”
Revenue Recognition
Our revenues are derived primarily from the sale of hardware and software products, and services from our Oncology Systems, Imaging Components and VPT businesses. We recognize revenues net of any value added or sales tax and net of sales discounts.
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
Changes to the elements in an arrangement and the amounts allocated to each element could affect the timing and amount of revenue recognition. Revenue recognition also depends on the timing of shipment, readiness of customers’ facilities for installation, installation requirements, availability of products or customer acceptance terms. If shipments or installations are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.
Service revenues include revenues from hardware service contracts, software service agreements, bundled support arrangements, paid services and trainings, and parts that are sold by the service department. Revenues allocated to service contracts are generally recognized ratably over the period of the related contracts.
In addition, revenues related to proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. We recognize contract revenues under the percentage-of-completion method which are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when we can make more precise estimates, revenues and costs of revenues are adjusted in the same period. Because the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods, and because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods.
Share-based Compensation Expense
We grant restricted stock units, deferred stock units, performance units, and stock options to employees and permit employees to purchase shares under the VMS employee stock purchase plan. We value our stock options granted and the option component of the shares of VMS common stock purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. We value our performance units using the Monte Carlo simulation model. The determination of fair value of share-based payment awards on the date of grant under both the Black-Scholes option-pricing model and the Monte Carlo simulation model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected terms of share-based awards and the expected price volatilities of shares of VMS common stock and peer companies that are used to assess certain performance targets over the expected term of the awards, and the expected dividend yield of shares of VMS common stock.
The expected term of our stock options is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by our employees. We use a blended volatility in deriving the expected volatility assumption for our stock options. Blended volatility represents the weighted average of implied volatility and historical volatility. Implied volatility is derived based on traded options on VMS common stock. Implied volatility is weighted in the calculation of blended volatility based on the ratio of the term of the exchange-traded options to the expected terms of the employee stock options. Historical volatility represents the remainder of the weighting. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options on VMS common stock is reflective of market conditions and is generally reflective of both historical volatility and expectations of how future volatility will differ from historical volatility. In determining the extent of use of implied volatility, we considered: (i) the volume of market activity of traded options; (ii) the ability to reasonably match the input variables of traded options to those of stock options granted by us, including the date of grant; (iii) the similarity of the exercise prices; and (iv) the length of term of traded options. After considering the above factors, we determined that we could not rely exclusively on implied volatility based on the fact that the term of VMS exchange-traded options is less than one year and that it is different from the expected terms of the stock options we grant. Therefore, we believe a combination of the historical volatility over the expected terms of the stock options we grant and the implied volatility of exchange-traded options best reflects the expected volatility of VMS common stock. In determining the grant date fair value of our performance units, historical volatilities of shares of VMS common stock, as well as the shares of common stock of peer companies, were used to assess certain performance targets. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock awards. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognize expense only for those awards expected to vest. If the actual forfeiture rate and/or the actual number of performance units that vest based on achievement of performance conditions are materially different from our estimates, the share-based compensation expense could be significantly different from what we have recorded in the current period.
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
Impairment of Investments and Allowance for Notes Receivable

We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). Our available-for-sale investments primarily include CPTC loans and other corporate debt securities. We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intent to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of the CPTC loans, which is classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC (see Note 3, "Fair Value" of the Notes to the Consolidated Financial Statements).

We also have investments in privately-held companies, some of which are in the startup or development stages. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition, near-term prospects and recent financing activities of the investee. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.

At times, we advance notes to third parties, including our customers. We assess these notes for collectibility and regularly review them for allowance by considering internal factors such as historical experience, credit quality, age of the receivable balances as well as external factors such as economic conditions that may affect the note holder's ability to pay.

Our ongoing consideration of all the factors described above could result in impairment charges in the future, which could adversely affect our operating results.
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
We evaluate goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The evaluation includes consideration of qualitative factors including industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. If we determine that a quantitative analysis is necessary, the impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units and the market approach is based on a market multiple calculated for each business unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, step two requires the comparison of the implied fair value of the reporting unit’s goodwill against the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill is recorded as an impairment loss. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.

We have four reporting units with goodwill: (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT. For all four reporting units, based upon the most recent annual goodwill analysis that we performed as of the end of the third quarter of fiscal year 2015, either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those which step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $50.0 million in goodwill as of October 2, 2015, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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

Defined Benefit Pension Plans
We sponsor seven defined benefit pension plans in Germany (where we have three defined benefit pension plans), Japan, Switzerland, the Philippines and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. Several statistical and other factors that attempt to anticipate future events are used in calculating the expenses and liabilities related to the aforementioned plans. These factors include assumptions about the discount rate, expected return on plan assets, and rate of future compensation increases, all of which we determine within certain guidelines. In addition, we also use assumptions, such as withdrawal and mortality rates, to calculate the expenses and liabilities. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension plan expenses we record.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, "Fair Value" of the Notes to the Consolidated Financial Statements). The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2015, 2014 and 2013.
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
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2015 was the 53-week period ended October 2, 2015, fiscal year 2014 was the 52-week period ended September 26, 2014, and fiscal year 2013 was the 52-week period ended on September 27, 2013. Set forth below is a discussion of our results of operations for fiscal years 2015, 2014 and 2013.
Discussion of Results of Operations for Fiscal Years 2015, 2014 and 2013
Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Product	$2,077.9	—%	$2,083.8	1%	$2,055.7
Service	1,021.2	6%	966.0	9%	887.2
Total Revenues	$3,099.1	2%	$3,049.8	4%	$2,942.9
Product as a percentage of total revenues	67%		68%		70%
Service as a percentage of total revenues	33%		32%		30%

Total revenues increased in fiscal year 2015 over fiscal year 2014 primarily due to an increase in revenues from the “Other” category, partially offset by a decrease in revenues from Imaging Components. Total revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from Imaging Components.
Product revenues were flat in fiscal year 2015 over fiscal year 2014 due to decreases in revenues from Imaging Components and Oncology Systems, offset by an increase in revenues from the “Other” category. Product revenues increased in fiscal year 2014 over fiscal year 2013 due to increases in revenues from Oncology Systems and Imaging Components, partially offset by a decrease in revenues from the “Other” category.
Service revenues increased in fiscal year 2015 over fiscal year 2014, and in fiscal year 2014 over fiscal year 2013, primarily due to an increase in revenues from Oncology Systems.
On a constant currency basis, total revenues increased 6% in fiscal year 2015 over fiscal year 2014, and increased 4% in fiscal year 2014 over fiscal year 2013.

Revenues by region	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Americas	$1,546.0	9%	$1,416.5	4%	$1,356.9
EMEA	886.4	(2)%	908.5	4%	877.2
APAC	666.7	(8)%	724.8	2%	708.8
Total Revenues	$3,099.1	2%	$3,049.8	4%	$2,942.9

North America	$1,456.5	9%	$1,332.5	3%	$1,291.8
International (1)	1,642.6	(4)%	1,717.3	4%	1,651.1
Total Revenues	$3,099.1	2%	$3,049.8	4%	$2,942.9
North America as a percentage of total revenues	46%		43%		44%
International as a percentage of total revenues	54%		57%		56%
(1) We consider international revenues to be revenues outside of North America.
The Americas revenues increased in fiscal year 2015 over fiscal year 2014 due to increases in revenues from the “Other” category and Oncology Systems, partially offset by a decrease in revenues from Imaging Components. The Americas revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in revenues from Oncology Systems, and to a lesser extent, increases in revenues from Imaging Components and the “Other” category. On a constant currency basis, The Americas revenues increased by 10% in fiscal year 2015 over fiscal year 2014, and by 5% in fiscal year 2014 over fiscal year 2013.
EMEA revenues decreased in fiscal year 2015 over fiscal year 2014 due to a decrease in revenues from Imaging Components, partially offset by an increase in revenues from the “Other” category. EMEA revenues increased in fiscal year 2014 over fiscal year 2013 due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from Imaging Components, partially offset by a decrease in revenues from the “Other” category. On a constant currency basis, EMEA revenues increased by 8% in fiscal year 2015 over fiscal year 2014, and by 1% in fiscal year 2014 over fiscal year 2013.
APAC revenues decreased in fiscal year 2015 over fiscal year 2014 due to a decrease from Oncology Systems, and to a lesser extent, decreases in revenues from Imaging Components and from the “Other” category. APAC revenues increased in fiscal year 2014 over fiscal year 2013 due to increases in revenues from Imaging Components, the “Other” category and Oncology Systems. On a constant currency basis, APAC revenues decreased by 3% in fiscal year 2015 over fiscal year 2014 and increased by 7% in fiscal year 2014 over fiscal year 2013.
The U.S. Dollar was stronger against the Euro, the Japanese Yen and other foreign currencies in fiscal year 2015, compared to fiscal year 2014. The U.S. Dollar was weaker against the Euro and stronger against the Japanese Yen in fiscal year 2014, compared to fiscal year 2013, such that the differences in exchange rates largely offset each other and did not have a significant impact on the overall revenues. On a constant currency basis, international revenues increased 4% in fiscal year 2015 over fiscal year 2014 and increased 5% in fiscal year 2014 over fiscal year 2013.
Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Product	$1,356.5	(4)%	$1,406.0	1%	$1,388.9
Service	987.5	5%	938.2	9%	863.8
Total Oncology Systems Revenues	$2,344.0	—%	$2,344.2	4%	$2,252.7
Product as a percentage of Oncology Systems revenues	58%		60%		62%
Service as a percentage of Oncology Systems revenues	42%		40%		38%
Oncology Systems revenues as a percentage of total revenues	76%		77%		77%

Oncology systems product revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in revenues from hardware products as a result of strategic pricing and an unfavorable foreign currency impact, partially offset by an increase in revenues from software licenses. Oncology Systems product revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in revenues from hardware products.
Oncology Systems service revenues increased in fiscal year 2015 over fiscal year 2014 and in fiscal year 2014 over fiscal year 2013, primarily due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and by an increased number of customers as the installed base of our products continues to grow. Unfavorable foreign currency exchange rate in fiscal year 2015 had a negative impact on Oncology Systems service revenues. The extra week of operations in fiscal year 2015, compared to fiscal year 2014, contributed to an increase of approximately $7 million in Oncology Systems service revenues.

Revenues by region	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Americas	$1,209.3	4%	$1,165.5	4%	$1,116.9
EMEA	703.9	—%	701.1	6%	662.7
APAC	430.8	(10)%	477.6	1%	473.1
Total Oncology System Revenues	$2,344.0	—%	$2,344.2	4%	$2,252.7

North America	$1,128.2	4%	$1,088.2	3%	$1,058.0
International	1,215.8	(3)%	1,256.0	5%	1,194.7
Total Oncology System Revenues	$2,344.0	—%	$2,344.2	4%	$2,252.7
North America as a percentage of total Oncology Systems revenues	49%		47%		47%
International as a percentage of total Oncology Systems revenues	51%		53%		53%

The Americas Oncology Systems revenues increased in fiscal year 2015 over fiscal year 2014 primarily due to an increase in service revenues, partially offset by a slight decrease in product revenues. The Americas service revenues increased in fiscal year 2015 over fiscal year 2014 due to an increase in revenues from North America, and to a lesser extent an increase in revenues from Latin America. The Americas product revenues slightly decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in revenues from hardware products in North America, mostly offset by an increase in revenues from software licenses in North America. The Americas Oncology Systems revenues increased in fiscal year 2014 over fiscal year 2013 due to increases in both service revenues and product revenues. The Americas service revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in revenues from services in North America. The Americas product revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in revenues from hardware products in Latin America, and to a lesser extent, an increase in revenues from software licenses in North America, partially offset by a decrease in revenues from hardware products in North America.
EMEA Oncology Systems revenues were flat in fiscal year 2015 over fiscal year 2014 primarily due to an increase in product revenues being mostly offset by a decrease in service revenues. EMEA product revenues increased primarily due to an increase in revenues from software licenses, partially offset by a decrease in revenues from hardware products. EMEA product and service revenues were negatively impacted by unfavorable foreign currency exchange rate fluctuations. EMEA Oncology Systems revenues increased in fiscal year 2014 over fiscal year 2013 due to an increase in service revenues, and to a lesser extent, an increase in product revenues. EMEA product revenues increased primarily due to an increase in revenues from hardware products, partially offset by a decrease in revenues from software licenses.
APAC Oncology Systems revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in product revenues, partially offset by an increase in service revenues. APAC product revenues decreased primarily due to a decrease in revenues from hardware products. APAC product and service revenues were negatively impacted by unfavorable foreign currency exchange rate fluctuations. APAC Oncology Systems revenues increased in fiscal year 2014 over fiscal year 2013, primarily due to an increase in service revenues.

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
Imaging Components Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Product	$583.5	(8)%	$637.1	3%	$619.9
Service	27.7	20%	23.1	5%	22.0
Total Imaging Components Revenues	$611.2	(7)%	$660.2	3%	$641.9
Product as a percentage of Imaging Components revenues	95%		97%		97%
Service as a percentage of Imaging Components revenues	5%		3%		3%
Imaging Components revenues as a percentage of total revenues	20%		22%		22%
Imaging Components product revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in revenues from our security and inspection products and to a lesser extent, a decrease in revenues from our X-ray flat panel and tube products. Revenues from our security and inspection products decreased in fiscal year 2015 over fiscal year 2014 primarily due to delays in system deployments or tenders in which our customers participate. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and considered moving to alternative sources, resulting in a decline in the demand for security and inspection products which is expected to continue in fiscal year 2016. Revenues from our X-ray flat panel and tube products decreased primarily due to pricing pressures resulting from the strengthening of the U.S. Dollar, and the decision of a key customer to in-source some of their products that they had previously purchased from our X-ray flat panel business. These decreases in product revenues were partially offset by a $10.8 million increase in revenues from acquisitions in fiscal year 2015.
Imaging Components product revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in revenues from X-ray flat panel products, partially offset by a decrease in revenues from X-ray tube products, as customers delayed purchases due to longer tube life resulting from improvements in our X-ray tubes, and a decrease in revenues from security and inspection products.
Imaging Components service revenues in fiscal years 2015, 2014 and 2013 were primarily attributed to our security and inspection products. Imaging Components service revenues increased in fiscal year 2015 over fiscal year 2014 primarily due to a $3.8 million increase in service revenues from one of our acquisitions and in part due to the extra week of operations in fiscal year 2015.
Because sales transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material direct impact on Imaging Components international revenues. However, revenues for Imaging Components products were negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar against the Japanese Yen and the Euro in fiscal year 2015, compared to fiscal year 2014 which made our products relatively more expensive as compared to non-U.S. manufacturers and to customers outside the U.S.

Revenues by region	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Americas	$219.3	(5)%	$230.0	3%	$223.9
EMEA	155.9	(17)%	188.1	3%	182.3
APAC	236.0	(3)%	242.1	3%	235.7
Total Revenues	$611.2	(7)%	$660.2	3%	$641.9

North America	$210.9	(6)%	$223.2	3%	$217.7
International	400.3	(8)%	437.0	3%	424.2
Total Revenues	$611.2	(7)%	$660.2	3%	$641.9
North America as a percentage of total Imaging Components revenues	34%		34%		34%
International as a percentage of total Imaging Components revenues	66%		66%		66%
The Americas Imaging Components revenues decreased in fiscal year 2015 over fiscal year 2014 due to decreases in revenues from security and inspection products and X-ray tube and flat panel products. The decrease in The Americas Imaging Components revenues were partially offset by an increase in revenues from acquisitions of $6.9 million in fiscal year 2015. The Americas Imaging Components revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in revenues from X-ray flat panel products, partially offset by a decrease in revenues from X-ray tube products.
EMEA Imaging Components revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in revenues from security and inspection products. The decrease in EMEA Imaging Components revenues were partially offset by an increase in revenues from acquisitions of $5.6 million in fiscal year 2015. EMEA Imaging Components revenues increased in fiscal year 2014 over fiscal year 2013 due to an increase in revenues from X-ray tube and flat panel products, partially offset by a decrease in revenues from security and inspection products.
APAC Imaging Components revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease from X-ray flat panel products, and to a lesser extent, a decrease in revenues from security and inspection products, partially offset by an increase in revenues from X-ray tube products. The decrease in APAC Imaging Components revenues were partially offset by an increase in revenues from acquisitions of $2.1 million in fiscal year 2015. APAC Imaging Components revenues increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in revenues from X-ray flat panel products, partially offset by a decrease in revenues from X-ray tube products.
Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Product	$137.9	239%	$40.7	(13)%	$46.9
Service	6.0	30%	4.7	236%	1.4
Total Other revenues	$143.9	217%	$45.4	(6)%	$48.3
Other revenues as a percentage of total revenues	4%		1%		1%
“Other” category revenues increased in fiscal year 2015 over fiscal year 2014 primarily due to an increase in VPT product revenues. VPT product revenues increased primarily due to the completion of the financing for the MPTC project in fiscal year 2015, which resulted in approximately $81 million of revenue recorded related to that project, and due to continued production and installation of VPT projects that are in our backlog. “Other” category revenues decreased in fiscal year 2014 over fiscal year 2013 primarily due to a decrease in VPT product revenues.

Gross Margin

	Fiscal Years
Dollars by segment	2015	Percent Change	2014	Percent Change	2013
(Dollars in millions)
Oncology Systems	$998.9	(2)%	$1,021.1	5%	$976.2
Imaging Components	250.6	(10)%	278.6	4%	268.1
Other	33.2	n/m	2.0	(63)%	5.4
Gross margin	$1,282.7	(1)%	$1,301.7	4%	$1,249.7
Percentage by segment
Oncology Systems	42.6%		43.6%		43.3%
Imaging Components	41.0%		42.2%		41.8%
Total Company	41.4%		42.7%		42.5%
n/m = not meaningful
Total gross margin percentage decreased in fiscal year 2015 over fiscal year 2014 due to decreases in margins from Imaging Components and Oncology Systems, and an increase in revenues from the “Other” category which has lower margins. Total gross margin percentage increased slightly in fiscal year 2014 over fiscal year 2013 due to increases in gross margin percentages in Oncology Systems and Imaging Components, mostly offset by a decrease in the gross margin percentage in the “Other” category.
Total product gross margin percentage was 33.1% in fiscal year 2015, compared to 36.9% in fiscal year 2014 and 37.0% in fiscal year 2013. Total service gross margin percentage was 58.3% in fiscal year 2015, compared to 55.1% in fiscal year 2014 and 55.2% in fiscal year 2013.
Oncology Systems product gross margin percentage was 31.6% in fiscal year 2015, compared to 35.6% in fiscal year 2014 and 35.7% in fiscal year 2013. The decrease in product gross margin percentage in fiscal year 2015 over fiscal year 2014 was due to an unfavorable foreign currency impact and a shift to geographies which generally have lower margins. The decrease in product gross margin in fiscal year 2014 over fiscal year 2013 was primarily due to targeted price decreases, partially offset by a favorable hardware product mix.
Oncology Systems service gross margin percentage was 57.8% in fiscal year 2015, compared to 55.5% in fiscal year 2014 and 55.7% in fiscal year 2013. The increase in service gross margin percentage in fiscal year 2015 over fiscal year 2014 was primarily due to cost containment and an increase in service revenues, partially offset by an unfavorable foreign currency impact. The decrease in service gross margin percentage in fiscal year 2014 over fiscal year 2013 was primarily due to an unfavorable product mix partly offset by higher service contract volume (which lowered the costs per contract), and cost control measures in fiscal year 2014.
We believe the shift of Oncology Systems revenues towards emerging markets, which typically have purchased less complex and lower-priced products compared to developed markets, will generally continue and will negatively impact Oncology Systems gross margin. We believe that the foreign currency exchange rates will continue to cause variability in our Oncology Systems gross margin.
Imaging Components gross margin percentage decreased in fiscal year 2015 over fiscal year 2014 primarily due to decreases in gross margin percentage from X-ray tubes and flat panel products, partially offset by an increase in gross margin percentage from security and inspection products. The decrease in gross margin percentage in our X-ray tube and flat panel products in fiscal year 2015 over fiscal year 2014, was primarily due to increased pricing pressures resulting from the strengthening of the U.S. Dollar and higher material costs in X-ray tube products, partially offset by product and quality cost reductions. The increase in gross margin percentage in security and inspection products was due to a favorable product mix, partially offset by pricing pressures and significantly lower volumes in the second half of fiscal year 2015.
Imaging Components gross margin percentage increased in fiscal year 2014 over fiscal year 2013 due to a higher mix of flat panel sales which generally have higher margins, plus an increase in gross margin percentage in X-ray tube products, partially offset by decreases in gross margin percentages from X-ray flat panel products, security and inspection products, and services.

The increase in gross margin percentage in X-ray tube products during fiscal year 2014 over fiscal year 2013 was primarily due to improved quality costs. The decrease in gross margin percentage in X-ray flat panel products during the fiscal year 2014 over fiscal year 2013 was primarily due to increased pricing pressures. The decrease in gross margin percentage in our security and inspection products during fiscal year 2014, compared to fiscal year 2013 was due to customer pricing pressures and an unfavorable product mix.
Research and Development

	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Research and development	$245.2	4%	$234.8	13%	$208.2
As a percentage of total revenues	8%		8%		7%
Research and development expenses increased $10.4 million in fiscal year 2015 over fiscal year 2014 primarily due to increases in expenses of $10.5 million in Imaging Components and $2.4 million in the “Other” category, partially offset by a $2.2 million decrease in expense in Oncology Systems. The $10.5 million increase in expenses in Imaging Components was due to new product development projects and enhancement of existing products and $3.7 million in additional research and development expenses related to our acquisitions in fiscal year 2015. The $2.4 million increase in expenses from the “Other” category was due to an increase in development projects and headcount for our VPT business offset by a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars. The $2.2 million decrease in Oncology Systems was primarily due to a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars, which was partially offset by an increase in expense due to new product development projects and enhancement of existing products.
Research and development expenses increased $26.6 million in fiscal year 2014, over fiscal year 2013 due to an increase in expenses of $21.1 million in Oncology Systems, $4.1 million in Imaging Components, and $1.4 million in the “Other” category. The $21.1 million increase in expenses in Oncology Systems was due to expenses relating to new product development projects and enhancement of existing products, and an unfavorable currency impact when foreign-currency denominated research and development expenses for Oncology Systems were translated into U.S. Dollars. The $4.1 million increase in expenses in Imaging Components was due to new product development projects and enhancement of existing X-ray tube and flat panel products, partially offset by a decrease in expenses relating to security and inspection products. The $1.4 million increase in the “Other” category was due to expenses relating to new product development projects, a net increase in costs associated with increased headcount to support our growing engineering activities in VPT, and an unfavorable currency impact when foreign-currency denominated research and development expenses for VPT were translated into U.S. Dollars, partially offset by a decrease in expenses due to completion of certain existing research and development projects.
Selling, General and Administrative

	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Selling, general and administrative	$488.5	4%	$470.6	9%	$432.6
Litigation settlement	—	(100)%	$25.1	—	$—
Selling, general and administrative as a percentage of total revenues	16%		15%		15%
Litigation settlement as a percentage of total revenues	—		1%		—
Selling, general and administrative expenses increased $17.9 million in fiscal year 2015 over fiscal year 2014 primarily due to: a $34.5 million increase (including a $5.2 million increase in share-based compensation expense due to the timing of the equity awards) in employee-related costs largely due to an increase in headcount; and a $13.3 million restructuring charge related to our previously announced retirement and workforce reduction programs. These increases were offset by a approximately $16 million favorable currency impact when foreign-currency denominated sales, general and administrative expenses were translated into U.S. Dollars; a lack of $7.7 million impairment charge of our investment in Augmenix in fiscal year 2014; and a $6.0 million decrease in bad debt expense.

Selling, general and administrative expenses increased $38.0 million in fiscal year 2014 over fiscal year 2013 primarily due to: a $32.2 million net increase (including a $3.6 million decrease in share-based compensation expense due to the timing of the equity awards) in employee-related costs largely due to an increase in headcount to support our growing business activities; a $7.7 million impairment charge of our investment in Augmenix; and a $3.7 million unfavorable currency impact when foreign-currency denominated selling, general and administrative expenses were translated into U.S. Dollars. These increases were partially offset by a $9.3 million decrease in legal expenses and a $6.7 million decrease due to no restructuring charges incurred in fiscal year 2014. In addition to the above, the change in fair value of our contingent consideration liabilities decreased our selling, general and administrative expenses by $0.7 million in fiscal year 2014 and by $5.2 million in fiscal year 2013, respectively.
In the second quarter of fiscal year 2014, we recorded a litigation settlement charge of $25.1 million as a result of settlement of patent litigation with University of Pittsburgh, and no such charges were recorded in fiscal years 2015 and 2013 (see Note 9, "Commitments and Contingencies" in our Notes to the Consolidated Financial Statements for additional information).
Interest Income, Net

	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Interest income, net	$5.7	70%	$3.3	5%	$3.2
Interest income, net of interest expense, increased in fiscal year 2015 over fiscal year 2014, and fiscal year 2014 over fiscal year 2013, primarily due to higher interest income generated from our loans to finance proton treatment centers, partially offset by a higher interest expense associated with increased borrowings from our credit facility.
Taxes on Earnings

	Fiscal Years
	2015	Percent Change	2014	Percent Change	2013
Effective tax rate	25.7%	(4.0)%	29.7%	1.3%	28.4%
Our effective tax rate decreased in fiscal year 2015 over fiscal year 2014 primarily due to a favorable shift in the geographic mix of earnings, including a decrease in the amount of loss from our VPT business in Germany, a jurisdiction for which we have a full valuation allowance, partially offset by the impact of a fluctuation in foreign currency exchange rates. In addition, our effective tax rate in fiscal year 2015 reflected a full year’s benefit of the federal research and development credit, while the effective tax rate in fiscal year 2014 reflected only one quarter’s benefit of the credit.
Our effective tax rate increased in fiscal year 2014 from fiscal year 2013 primarily due to a decrease in the benefit from the foreign rate differential. The decrease in the benefit from the foreign tax rate differential was primarily due to a fluctuation in foreign currency exchange rates and our inability to recognize a tax benefit for losses in certain jurisdictions, primarily from our VPT business in Germany, a jurisdiction for which we have a full valuation allowance. In addition, our effective tax rate in fiscal year 2014 reflected only one quarter’s benefit of the federal research and development credit, while the effective tax rate in fiscal year 2013 reflected the full year’s federal research and development credit for fiscal year 2013 in addition to the three quarters’ retroactive reinstatement of the credit.
In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. See Note 14, "Taxes on Earnings" of the Notes to the Consolidated Financial Statements for further information.

Diluted Net Earnings Per Share

	Fiscal Years
	2015	Percent Change	2014	Percent Change	2013
Diluted net earnings per share	$4.09	7%	$3.83	(4)%	$3.98
Diluted net earnings per share increased in fiscal year in fiscal year 2015 over fiscal year 2014 primarily due to a reduction in the number of diluted shares of common stock outstanding due to share repurchases and a decrease in the effective tax rate, partially offset by a decrease in earnings before taxes. Earnings before taxes were negatively impacted by a $13.3 million charge in fiscal year 2015 relating to our restructuring programs. Diluted net earnings per share in fiscal year 2014 was negatively impacted by a litigation settlement expense of $25.1 million and an impairment charge of $7.7 million for our investment in Augmenix. Besides the increase in operating expenses, the decrease in diluted earnings per share in fiscal year 2014 over fiscal year 2013 was due to an increase in our effective tax rate, partially offset by increases in revenues, gross margin, and a reduction in the number of diluted shares of common stock outstanding due to share repurchases.
Gross Orders

Total Gross Orders (by segment)	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Oncology Systems	$2,696.9	—%	$2,684.4	5%	$2,554.1
Imaging Components	605.1	(16)%	722.5	8%	668.2
Other	317.2	163%	120.4	n/m	2.5
Total Gross Orders	$3,619.2	3%	$3,527.3	9%	$3,224.8

n/m = not meaningful

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, for businesses other than VPT, when shipment of the product is expected to occur within two years, so long as any contingencies are deemed perfunctory. However, we will not record security and inspection products orders from governmental agencies with bid protest provisions until the expiration of the bid protest period. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not record VPT orders if there are major financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending. We perform a quarterly review to verify that outstanding orders remain valid.
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

Oncology Systems Gross Orders

Gross Orders by region	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Americas	$1,381.3	1%	$1,369.3	10%	$1,245.0
EMEA	826.0	—%	826.2	3%	801.1
APAC	489.6	—%	488.9	(4)%	508.0
Total Oncology Systems Gross Orders	$2,696.9	—%	$2,684.4	5%	$2,554.1

North America	$1,255.4	3%	$1,214.4	7%	$1,135.3
International	1,441.5	(2)%	1,470.0	4%	1,418.8
Total Oncology Systems Gross Orders	$2,696.9	—%	$2,684.4	5%	$2,554.1

The Americas Oncology Systems gross orders increased in fiscal year 2015 over fiscal year 2014 primarily due to an increase in gross orders from services and hardware products in North America, primarily offset by a decrease in gross orders from hardware products in Latin America and software licenses in North America. The Americas Oncology Systems gross orders increased in fiscal year 2014 over fiscal year 2013 due to increases in gross orders from software licenses and services in North America and from hardware products in Latin America, partially offset by a decrease in gross orders from hardware products in North America. On a constant currency basis, The Americas Oncology Systems gross orders increased 1% in fiscal year 2015 over fiscal year 2014, and increased 8% in fiscal year 2014 over fiscal year 2013.

EMEA Oncology Systems gross orders were flat in fiscal year 2015 over fiscal year 2014 primarily due to an increase in gross orders from services, offset by a decrease in gross orders from hardware products. EMEA Oncology Systems gross orders increased in fiscal year 2014 over fiscal year 2013 primarily due to increases in gross orders from services, and software licenses, partially offset by a decrease in gross orders from hardware products. On a constant currency basis, EMEA Oncology Systems gross orders increased 12% in fiscal year 2015 over fiscal year 2014, and was flat in fiscal year 2014 over fiscal year 2013.

APAC Oncology Systems gross orders were flat in fiscal year 2015 over fiscal year 2014 primarily due to increases in gross orders from services and software licenses, mostly offset by a decrease in gross orders from hardware products. APAC Oncology Systems gross orders decreased in fiscal year 2014 over fiscal year 2013 due to a decrease in gross orders from hardware products, partially offset by an increase in gross orders from services. On a constant currency basis, APAC Oncology Systems gross orders increased 9% in fiscal year 2015 over fiscal year 2014, and increased 5% in fiscal year 2014 over fiscal year 2013.
The extra week of operations in fiscal year 2015 contributed to an increase of approximately $7 million in Oncology Systems service gross orders in fiscal year 2015 over fiscal year 2014.

On a constant currency basis, overall Oncology Systems gross orders increased 6% in fiscal year 2015 over fiscal year 2014, and increased 5% in fiscal year 2014 over fiscal year 2013.

The trailing 12 month percentage change in gross orders for Oncology Systems at October 2, 2015, and for the three immediately prior fiscal quarters were:

	October 2, 2015	July 3, 2015	April 3, 2015	January 2, 2015
Americas	1%	8%	8%	7%
EMEA	—%	(3)%	(2)%	5%
APAC	—%	—%	(5)%	1%
North America	3%	6%	6%	4%
International	(2)%	1%	—%	6%
Total Oncology Systems Gross Orders	—%	3%	3%	5%

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
Imaging Components Gross Orders

Gross Orders by region	Fiscal Years
(Dollars in millions)	2015	Percent Change	2014	Percent Change	2013
Americas	$204.9	(8)%	$222.1	3%	$214.9
EMEA	146.2	(35)%	223.6	23%	182.4
APAC	254.0	(8)%	276.8	2%	270.9
Total Imaging Components Systems Gross Orders	$605.1	(16)%	$722.5	8%	$668.2

North America	$195.8	(9)%	$216.2	4%	$208.6
International	409.3	(19)%	506.3	10%	459.6
Total Imaging Components Systems Gross Orders	$605.1	(16)%	$722.5	8%	$668.2
The Americas Imaging Components gross orders decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in gross orders from X-ray flat panel products, and to a lesser extent, a decrease in gross orders from X-ray tube products, partially offset by an increase in gross orders from security and inspection products. The Americas Imaging Components gross orders increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in gross orders from X-ray flat panel products.
EMEA Imaging Components gross orders decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in gross orders from security and inspection products, and to a lesser extent a decrease in gross orders from X-ray tube products. EMEA Imaging Components gross orders increased in fiscal year 2014 over fiscal year 2013, primarily due to an increase in gross orders from security and inspection products and to a lesser extent an increase in gross orders from X-ray flat panel products.
APAC Imaging Components gross orders decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in gross orders from X-ray tube products, and to a lesser extent, a decrease in gross orders from security and inspection products. APAC Imaging Components gross orders increased in fiscal year 2014 over fiscal year 2013 primarily due to an increase in gross orders from X-ray flat panel products, partially offset by a decrease in gross orders from X-ray tube products.
The difference in currency exchange rates between the U.S. Dollar and foreign currencies in fiscal year 2015, as compared to fiscal year 2014, did not have a material impact on Imaging Components international orders because orders in Imaging Components are generally denominated in U.S. Dollars. However, overall, gross orders from Imaging Components in fiscal year 2015, as compared to fiscal year 2014, were negatively impacted by the pricing pressures resulting from strengthening of the U.S. Dollar against the Japanese Yen and the Euro.
Other Gross Orders
The “Other” category gross orders increased in fiscal year 2015 over fiscal year 2014 primarily due to VPT recording six proton therapy product gross orders in fiscal year 2015. The “Other” category gross orders increased in fiscal year 2014 over fiscal year 2013 primarily due to VPT recording three proton therapy product gross orders in fiscal year 2014, compared to no proton therapy product gross orders in fiscal year 2013.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Backlog at October 2, 2015 was $3.5 billion, including approximately $345 million in VPT backlog, which was an increase of 10% over the backlog at September 26, 2014. Our Oncology Systems backlog at October 2, 2015 was 7% higher than the backlog at September 26, 2014, which reflected an 8% increase for the international region and a 5% increase for North America.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from acquisitions, and other adjustments. In fiscal years 2015, 2014 and 2013, our backlog adjustments were $214.9 million, $176.3 million and $257.3 million, respectively.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases and investment income. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

	October 2,	September 26,
(In millions)	2015	2014	Increase (Decrease)
Cash and cash equivalents	$845.5	$849.3	$(3.8)
The decrease in cash and cash equivalents in fiscal year 2015 compared to fiscal year 2014 was due to $422.0 million of cash used for the repurchase of shares of VMS common stock, $195.0 million used for repayments under the credit facility agreement, $95.3 million used for business acquisitions net of cash acquired and $91.4 million used for purchases of property, plant and equipment. These decreases were mostly offset by $469.6 million in cash provided by operating activities, $145.0 million in cash borrowed under our credit facility agreement, $108.6 million in net cash borrowed under our credit facility agreements with maturities less than 90 days and $91.0 million of cash provided by stock option exercises and employee stock purchases.
At October 2, 2015, we had approximately $18.4 million, or 2%, of cash and cash equivalents in the United States. Approximately $827.1 million, or 98%, of cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of October 2, 2015, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions, and other corporate purposes.
Cash Flows

	Fiscal Years
(In millions)	2015	2014	2013
Net cash flow provided by (used in):
Operating activities	$469.6	$449.0	$455.2
Investing activities	(210.9)	(133.1)	(96.3)
Financing activities	(276.7)	(595.5)	51.6
Effects of exchange rate changes on cash and cash equivalents	14.2	11.0	2.8
Net increase (decrease) in cash and cash equivalents	$(3.8)	$(268.6)	$413.3

Our primary cash inflows and outflows for fiscal years 2015, 2014, and 2013, were as follows:

•
We generated net cash from operating activities of $469.6 million in fiscal year 2015, compared to $449.0 million in fiscal year 2014. The $20.6 million increase in net cash from operating activities during fiscal year 2015 compared to fiscal year 2014 was driven primarily by an increase of $23.1 million in the net change from operating assets and liabilities (working capital items) and an increase of $8.3 million in net earnings, partially offset by a decrease of $10.8 million in non-cash items.

The major contributors to the net change in working capital items in fiscal year 2015 were as follows:

•	Accounts receivable increased $79.4 million primarily due to longer payment cycles and higher revenues in VPT.

•
Inventories increased $41.6 million due to an increase in inventories in Imaging Components and Oncology Systems in anticipation of future demand, partially offset by a decrease in inventories in VPT as a result of the recognition of revenue relating to MPTC.

•
Deferred revenue and advance payments from customers increased $71.6 million due to receipts of down payments for orders for which revenues have not been recognized and due to the nature of contracts and timing of customer acceptances primarily in Oncology Systems.

The $6.2 million decrease in net cash from operating activities during fiscal year 2014 compared to fiscal year 2013 was driven primarily by a decrease of $34.5 million in net earnings and a decrease of $2.3 million in net change from operating assets and liabilities (working capital items), partially offset by an increase of $30.6 million in non-cash items.

The major contributors to the net change in working capital items in fiscal year 2014 were as follows:

•	Accounts receivable increased $74.5 million due to higher revenues and longer payment cycles.

•	Inventories increased $43.3 million due to anticipated customer demands for products in fiscal year 2015 mainly in VPT.

•	Deferred revenue and advance payments from customers increased $31.9 million due to receipts of down payments for VPT and Oncology Systems orders for which revenues have not been recognized.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, accounts receivable collections, inventory management, and the timing and amount of tax and other payments. See Item 1A, “Risk Factors.”

•
Investing activities used $210.9 million of net cash in fiscal year 2015, compared to $133.1 million of net cash used in fiscal year 2014 and $96.3 million of net cash used in fiscal year 2013. Cash used for purchases of property, plant and equipment increased to $91.4 million in fiscal year 2015, compared to $89.6 million in fiscal year 2014 and $76.3 million in fiscal year 2013, representing our continued investment to expand our global infrastructure. During fiscal year 2015, we used $95.3 million of net cash primarily for the acquisitions of Claymount, certain assets from a sole proprietor and MeVis and $23.7 million for notes receivable. During fiscal year 2014, we used $45.2 million to fund a portion of our loan commitment to CPTC, $31.5 million for acquisitions of businesses and $5.5 million to fund notes receivable, partially offset by $38.1 million received from the sale of a portion of our loan to CPTC. During fiscal year 2013, we used $10.0 million to fund a portion of our loan commitment to CPTC and used $10.0 million to fund a note receivable.

•
Financing activities used $276.7 million of net cash in fiscal year 2015, compared to $595.5 million of net cash used in fiscal year 2014 and $51.6 million of net cash provided in fiscal year 2013. In fiscal year 2015, we used $422.0 million of net cash for the repurchase of VMS common stock compared to $627.7 million in fiscal year 2014 and $419.9 million in fiscal year 2013. In fiscal years 2015 and 2014, we repaid $195.0 million and $68.8 million of our credit facility agreement and other bank borrowings, as compared to no repayments in fiscal year 2013. In fiscal year 2013, net repayments totaled $155.0 million under the credit facility agreements with maturities less than 90 days. Cash provided by financing activities included cash proceeds from employee stock option exercises and employee stock purchases of $91.0 million, $99.7 million and $129.6 million in fiscal years 2015, 2014 and 2013, respectively. We had $145.0 million in borrowings under our credit facility agreement and $108.6 million in net borrowings under credit facility agreements with maturities less than 90 days in fiscal year 2015. We borrowed $500.0 million under our credit facility agreement in fiscal year 2013.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3% of revenues in fiscal year 2016.
In August 2013, we entered into a five-year credit agreement (the “Credit Agreement”) with certain lenders and BofA as administrative agent that provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million and the aggregate commitments under the 2013 Revolving Credit Facility may be increased by up to $200 million, subject to certain conditions being met, including lender approval. We may prepay, reduce or terminate the commitments without penalty. The 2013 Credit Facility contains provisions that limit our ability to pay cash dividends. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes. At October 2, 2015, borrowings under the 2013 Term Loan Facility totaled $387.5 million with a weighted average interest rate of 1.32%. At September 26, 2014, borrowings under the 2013 Term Loan Facility totaled $437.5 million with a weighted average interest rate of 1.28%. At October 2, 2015, there was $90.0 million outstanding on the 2013 Revolving Credit Facility with a weighted average interest rate of 1.57%. At September 26, 2014, there were no amounts outstanding under the 2013 Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement for all the periods presented within these consolidated financial statements. In November 2015, we amended the Credit Agreement to increase the aggregate commitments under the 2013 Revolving Credit Facility from $300 million to $500 million.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2015, the Sumitomo Credit Facility was extended and will expire in February 2016. At October 2, 2015, there was $18.4 million outstanding under the Sumitomo Credit Facility with a weighted average interest rate of 0.63%. At September 26, 2014, there were no outstanding balances under the Sumitomo Credit Facility.
See Note 7, "Borrowings"of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
In April 2014, we paid the outstanding balance of $6.3 million for the principal amount and accrued interest of our unsecured term loan.
The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

	Fourth Quarter of Fiscal Year 2015	Fiscal Years
(Dollars in millions)		2015	2014	2013
Amount outstanding (at end of period)	$108.4	$108.4	$—	$—
Weighted average interest rate (at end of period)	1.41%	1.41%	—%	—%
Average amount outstanding (during period)	$142.5	$104.5	$8.2	$167.8
Weighted average interest rate (during period)	1.44%	1.48%	0.72%	1.45%
Maximum month-end amount outstanding during period	$139.2	$140.0	$29.6	$231.9
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures and other cash requirements for the next 12 months and into the foreseeable future. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock and fund our loan commitments and other strategic investments.
Total debt as a percentage of total capital increased to 22.3% at October 2, 2015 from 21.3% at September 26, 2014 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 1.83 to 1 at October 2, 2015 from 2.08 to 1 at September 26, 2014.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 90 days at October 2, 2015 compared to 85 days at September 26, 2014. Excluding VPT, DSO was 82 days at October 2, 2015 compared to 80 days at September 26, 2014. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions and the effects of continued economic instability. As of October 2, 2015, approximately 6% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
During fiscal years 2015, 2014 and 2013, we repurchased 4,824,849, 7,750,000 and 6,000,000 shares, respectively, of VMS common stock under our repurchase programs. The aggregate amount of these repurchases totaled $422.0 million, $624.0 million and $423.7 million in fiscal years 2015, 2014 and 2013, respectively. The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. All shares that were repurchased have been retired.
In August 2014, our Board of Directors authorized the repurchase of 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. As of October 2, 2015, 1,425,151 shares of VMS common stock remained available for repurchase under the August 2014 authorization. In November 2015, our Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock through December 31, 2016.
For more details see Note 11, "Stockholders' Equity" of the Notes to the Consolidated Financial Statements for further discussion.
Contractual Obligations
The following summarizes our contractual obligations as of October 2, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Fiscal Year	Fiscal Years	Fiscal Years
(In millions)	2016	2017-2018	2019-2020	Beyond	Total
Long-term debt (1) (including current maturities)	$50.0	$337.5	$—	$—	$387.5
Interest obligation on long-term debt (including current maturities) (2)	4.9	7.4	—	—	12.3
Operating leases (3)	22.2	31.4	16.5	20.9	91.0
Purchase obligations (4)	24.8	14.8	1.5	—	41.1
Defined benefit pension plans (5)	7.6	—	—	—	7.6
Total (6)	$109.5	$391.1	$18.0	$20.9	$539.5

(1)	For further discussion regarding long-term debt, see Note 7, "Borrowings" of the Notes to the Consolidated Financial Statements.

(2)	Interest on long-term debt has been calculated based on the interest rate applicable as of October 2, 2015.

(3)	Operating leases include future minimum lease payments under all our noncancelable operating leases as of October 2, 2015.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and non-cancellable. Purchase obligations do not include agreements that are cancellable without penalty.

(5)
As further described in Note 10, "Retirement Plans" of the Notes to the Consolidated Financial Statements, our post-retirement benefit plan and two defined benefit pension plans are not presented in the table above as they are not material. As of October 2, 2015, the remaining defined benefit pension plans were underfunded by $20.4 million. Due to the impact of future plan asset performance, changes in interest rates and other economic and demographic assumptions the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions necessary to fund our defined benefit pension plans beyond the next fiscal year.

(6)	The following items are not included in the table above:

•
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of October 2, 2015, our total liability for uncertain tax positions was $44.5 million, of which we do not anticipate a payment in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions. See a detailed discussion in Note 14, "Taxes on Earnings" of the Notes to the Consolidated Financial Statements.

•
As further described in Note 9, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, as of October 2, 2015, we had accrued $8.8 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations becomes more clearly defined.

•
In connection with the acquisitions of businesses in prior years, we entered into agreements which include provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of October 2, 2015, the accrual for potential contingent consideration under these agreements was $4.1 million.

•
As further described in Note 9, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, as of October 2, 2015, our outstanding commitment under the loan to MPTC was $22.8 million, to be paid in four installments of $5.7 million each on June 30, 2016, September 30, 2016, December 30, 2016 and March 31, 2017. As of October 2, 2015, our remaining commitment under the loan to the New York Proton Center ("NYPC") was $72.8 million, to be paid primarily through fiscal year 2018.

•
As further described in Note 6, “Related Party Transactions” of the Notes to the Consolidated Financial Statements, as of October 2, 2015, we had an estimated fixed cost commitments of $4.4 million related to dpiX's amended agreement for the first quarter of fiscal year 2016. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year.

•
As further described in Note 15, "Business Combinations" of the Notes to the Consolidated Financial Statements, subsequent to fiscal year 2015, in October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of October 2, 2015, noncontrolling share holders together held approximately 482,000 shares of MeVis, representing 26.5% of the outstanding shares.

Contingencies
Environmental Remediation Liabilities
For a discussion of environmental remediation liabilities, see Note 9, “Commitments and Contingencies — Environmental Remediation Liabilities” of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.
Other Matters
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 9, “Commitments and Contingencies — Other Matters” of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of October 2, 2015, we have not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Recent Accounting Standards or Updates Not Yet Effective
In November 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred liabilities and assets into current and noncurrent amounts. The amendment will be effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment including the impact on prior periods be recognized in the reporting period in which the adjustment is identified along with additional disclosures. The new guidance will be effective for us beginning in the first quarter of fiscal year 2017. The new guidance is required to be adopted prospectively with early adoption permitted for financial statements that have not yet been made available for issuance. The new guidance is not expected to have a material impact to our consolidated financial statements.
In July 2015, the FASB issued an amendment to its accounting guidance related to inventory measurement. The amendment requires inventory measured using first-in, first-out (FIFO) or average cost to be subsequently measured at the lower of cost and net realizable value, thereby simplifying the current guidance that requires an entity to measure inventory at the lower of cost or market. The amendment will be effective for us beginning in the first quarter of fiscal year 2018 and is required to be adopted prospectively. Early adoption is permitted. The new guidance is not expected to have a material impact to our consolidated financial statements.
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
In March 2015, the FASB issued an amendment to its accounting guidance related to presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment will be effective for us beginning in the first quarter of fiscal year 2017. Early adoption is not permitted. The amendment is required to be applied on a retrospective basis. In August 2015, the FASB further clarified that entities are permitted to defer and present debt issuance costs related to line-of-

credit arrangements as assets. These amendments are not expected to have a material impact to our consolidated financial statements.

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
In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In June 2015, the FASB approved a one-year deferral of the amendment. The new guidance will be effective for us beginning in the first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The amendment can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; our proportionate share of this commitment is $4.4 million and is expected to be drawn down during fiscal year 2016. There were no other significant changes to the loan agreements.
In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on our credit facilities as described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the last economic downturn and accompanying contraction in the credit markets heighten these risks. Concerns over continued economic instability could make it more difficult for us to collect outstanding receivables and could adversely impact our liquidity.

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
We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. Dollars. The foreign currency transactions that fit our risk management policy criteria are hedged with foreign currency forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative or trading purposes. The forward contracts range from one to thirteen months in maturity.
We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the subsidiaries' functional currency or the U.S. Dollar.
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
The notional values and the weighted average contractual foreign currency exchange rates of our sold and purchased foreign currency forward contracts outstanding at October 2, 2015 were as follows:

(In millions)	Notional Value Sold	Notional Value Purchased	Weighted Average Contract Rate (Foreign Currency Units per USD)
Australian Dollar	$13.9	$—	1.42
Brazilian Real	1.7	—	4.05
British Pound	25.6	—	0.66
Canadian Dollar	—	9.5	1.32
Danish Krone	—	3.5	6.61
Euro	241.7	14.0	0.89
Hungarian Forint	18.1	—	277.40
Indian Rupee	10.1	—	65.94
Japanese Yen	76.6	—	119.23
Norwegian Krone	0.5	—	8.34
Swedish Krona	8.5	—	8.31
Swiss Franc	—	74.3	0.97
Thai Baht	3.4	—	36.63
Totals	$400.1	$101.3
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of October 2, 2015. The principal amount of cash and cash equivalents at October 2, 2015 totaled $845.5 million with a weighted average interest rate of 0.16%. At October 2, 2015, our available-for-sale investments included loans of $83.9 million (including accrued interest) to CPTC, which bears interest at the LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are carried at fair value.

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
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our revolving credit facility and term loan facility. At October 2, 2015, borrowings under the 2013 Term Loan Facility totaled $387.5 million with a weighted average interest rate of 1.32%, borrowings under the 2013 Revolving Credit Facility totaled $90.0 million with a weighted average interest rate of 1.57%. If the amount outstanding under our term loan facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $4.8 million. See a detailed discussion of our credit facilities in “MD&A – Liquidity and Capital Resources.”
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of October 2, 2015, the outstanding balance under the Sumitomo Credit Facility was $18.4 million with a weighted average interest of 0.63%.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio, borrowings, but may consider the use of derivative instruments in the future.
The fair value of our loans to CPTC was $83.9 million at October 2, 2015, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase these loans from us under the original terms and conditions at par value.
At October 2, 2015, our available-for-sale investments also included other corporate debt securities and a non-U.S. government security with a fair value of $9.1 million and changes in interest rates are expected to have an insignificant impact on the fair value.
The estimated fair value of our term loan payable in fiscal year 2018, at October 2, 2015, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8. Financial Statements and Supplementary Data
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In thousands, except per share amounts)	2015	2014	2013
Revenues:
Product	$2,077,874	$2,083,768	$2,055,718
Service	1,021,237	966,032	887,179
Total revenues	3,099,111	3,049,800	2,942,897
Cost of revenues:
Product	1,390,176	1,314,597	1,295,492
Service	426,243	433,528	397,718
Total cost of revenues	1,816,419	1,748,125	1,693,210
Gross margin	1,282,692	1,301,675	1,249,687
Operating expenses:
Research and development	245,211	234,840	208,208
Selling, general and administrative	488,514	470,550	432,589
Litigation settlement	—	25,130	—
Total operating expenses	733,725	730,520	640,797
Operating earnings	548,967	571,155	608,890
Interest income	13,630	10,514	7,322
Interest expense	(7,935)	(7,159)	(4,129)
Earnings before taxes	554,662	574,510	612,083
Taxes on earnings	142,644	170,807	173,835
Net earnings	412,018	403,703	438,248
Less: Net earnings attributable to noncontrolling interests	533	—	—
Net earnings attributable to Varian	$411,485	$403,703	$438,248
Net earnings per share - basic	$4.13	$3.88	$4.04
Net earnings per share - diluted	$4.09	$3.83	$3.98
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	99,679	103,964	108,352
Weighted average shares outstanding - diluted	100,552	105,271	110,053
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal Years
(In thousands)	2015	2014	2013
Net earnings	$412,018	$403,703	$438,248
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the year, net of tax benefit (expense) of $905, $930 and ($1,504)	(4,734)	(9,593)	5,549
Prior service cost arising during the year, net of tax expense of $0, ($1,240) and $0	—	2,078	—
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit (expense) of $170, ($27) and $159	(211)	156	(145)
Amortization, settlement curtailment of net actuarial loss included in net periodic benefit cost, net of tax expense of $(663), ($529) and ($608)	2,935	3,380	3,138
	(2,010)	(3,979)	8,542
Unrealized gain (loss) on derivatives:
Increase in unrealized gain (loss), net of tax expense of $(837), ($1,467) and ($191)	1,402	2,458	318
Reclassification adjustments, net of tax benefit of $1,413, $479 and $923	(2,367)	(802)	(1,540)
	(965)	1,656	(1,222)
Unrealized loss on available for sale securities:
Increase (decrease) in unrealized gain (loss), net of tax benefit of $52, $0 and $0	(112)	—	—
	(112)	—	—
Currency translation adjustment	(24,765)	(16,217)	9,230
Other comprehensive loss	(27,852)	(18,540)	16,550
Comprehensive earnings	384,166	385,163	454,798
Less: Comprehensive earnings attributable to noncontrolling interests	533	—	—
Comprehensive earnings attributable to Varian	$383,633	$385,163	$454,798
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 2,	September 26,
(In thousands, except par values)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$845,468	$849,275
Short-term investment	—	66,176
Accounts receivable, net of allowance for doubtful accounts of $21,218 at October 2, 2015 and $20,317 at September 26, 2014	770,920	731,929
Inventories	612,607	572,261
Prepaid expenses and other current assets	163,984	148,562
Deferred tax assets	132,066	125,962
Total current assets	2,525,045	2,494,165
Property, plant and equipment, net	379,215	337,999
Goodwill	283,452	240,626
Other assets	413,036	284,500
Total assets	$3,600,748	$3,357,290
Liabilities and Equity
Current liabilities:
Accounts payable	$202,918	$187,377
Deferred revenues	489,775	421,845
Advance payments from customers	178,265	170,724
Accrued liabilities	353,500	371,708
Short term borrowings	108,446	—
Current maturities of long-term debt	50,000	50,000
Total current liabilities	1,382,904	1,201,654
Long-term debt	337,500	387,500
Other long-term liabilities	154,000	151,716
Total liabilities	1,874,404	1,740,870
Commitments and contingencies (Note 9)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 98,070 and 100,942 shares issued and outstanding at October 2, 2015 and at September 26, 2014, respectively	98,070	100,942
Capital in excess of par value	682,167	642,848
Retained earnings	1,017,826	931,241
Accumulated other comprehensive loss	(86,463)	(58,611)
Total Varian stockholders' equity	1,711,600	1,616,420
Noncontrolling interests	14,744	—
Total equity	1,726,344	1,616,420
Total liabilities and equity	$3,600,748	$3,357,290
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net earnings	$412,018	$403,703	$438,248
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	46,303	39,636	42,637
Tax benefits from exercises of share-based payment awards	12,579	10,900	10,708
Excess tax benefits from share-based compensation	(12,612)	(10,890)	(9,583)
Depreciation	60,077	57,678	58,527
Amortization of intangible assets	8,443	4,779	4,332
Deferred taxes	5,413	15,872	(3,946)
Impairment of a privately-held equity investment	—	7,725	—
Provision for doubtful accounts receivable	1,123	7,150	5,984
(Income) loss from equity investment in affiliate	(335)	822	(2,461)
Change in fair value of contingent consideration	(92)	(686)	(5,190)
Other, net	1,699	382	1,673
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(79,394)	(74,501)	(43,301)
Inventories	(41,557)	(43,343)	(76,400)
Prepaid expenses and other assets	(8,190)	(3,235)	(15,694)
Accounts payable	6,460	1,971	7,784
Accrued liabilities and other long-term liabilities	(14,004)	(844)	(32,731)
Deferred revenues and advance payments from customers	71,625	31,867	74,598
Net cash provided by operating activities	469,556	448,986	455,185
Cash flows from investing activities:
Purchases of property, plant and equipment	(91,384)	(89,649)	(76,277)
Investment in available-for-sale securities	(1,761)	(45,209)	(10,044)
Sale of available-for-sale securities	572	38,075	—
Acquisitions of businesses, net of cash acquired	(95,302)	(31,500)	—
Notes receivable	(23,714)	(5,500)	(10,000)
Other	670	692	50
Net cash used in investing activities	(210,919)	(133,091)	(96,271)
Cash flows from financing activities:
Repurchases of common stock	(422,030)	(627,742)	(419,933)
Proceeds from issuance of common stock to employees	90,975	99,655	129,582
Excess tax benefits from share-based compensation	12,612	10,890	9,583
Employees' taxes withheld and paid for restricted stock and restricted stock units	(16,323)	(8,764)	(9,560)
Borrowings under credit facility agreement	145,000	—	500,000
Repayments under credit facility agreement and other bank borrowings	(195,000)	(68,750)	—
Net borrowings under the credit facility agreements with maturities less than 90 days	108,550	—	(155,000)
Contingent consideration	(3,338)	(698)	(1,052)
Capital contribution from noncontrolling interest holders	2,872	—	—
Other	(3)	(58)	(1,974)
Net cash provided by (used in) financing activities	(276,685)	(595,467)	51,646
Effects of exchange rate changes on cash and cash equivalents	14,241	10,986	2,731
Net increase (decrease) in cash and cash equivalents	(3,807)	(268,586)	413,291
Cash and cash equivalents at beginning of period	849,275	1,117,861	704,570
Cash and cash equivalents at end of period	$845,468	$849,275	$1,117,861
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
(In thousands)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balances at September 28, 2012	109,407	$109,407	$563,875	$893,115	$(56,621)	$1,509,776	$—	$1,509,776
Net earnings	—	—	—	438,248	—	438,248	—	438,248
Other comprehensive earnings	—	—	—	—	16,550	16,550	—	16,550
Issuance of common stock	3,222	3,222	126,437	—	—	129,659	—	129,659
Tax benefits from exercises of share-based payment awards	—	—	10,708	—	—	10,708	—	10,708
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(138)	(138)	(9,422)	—	—	(9,560)	—	(9,560)
Share-based compensation expense	—	—	42,130	—	—	42,130	—	42,130
Repurchases of common stock	(6,000)	(6,000)	(96,644)	(321,020)	—	(423,664)	—	(423,664)
Balances at September 27, 2013	106,491	106,491	637,084	1,010,343	(40,071)	1,713,847	—	1,713,847
Net earnings	—	—	—	403,703	—	403,703	—	403,703
Other comprehensive loss	—	—	—	—	(18,540)	(18,540)	—	(18,540)
Issuance of common stock	2,317	2,317	97,338	—	—	99,655	—	99,655
Tax benefits from exercises of share-based payment awards	—	—	10,900	—	—	10,900	—	10,900
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(116)	(116)	(8,648)	—	—	(8,764)	—	(8,764)
Share-based compensation expense	—		39,636	—	—	39,636	—	39,636
Repurchases of common stock	(7,750)	(7,750)	(133,462)	(482,805)	—	(624,017)	—	(624,017)
Balances at September 26, 2014	100,942	100,942	642,848	931,241	(58,611)	1,616,420	—	1,616,420
Net earnings	—	—	—	411,485	—	411,485	533	412,018
Other comprehensive loss	—	—	—	—	(27,852)	(27,852)	—	(27,852)
Issuance of common stock	2,136	2,136	88,888	—	—	91,024	—	91,024
Tax benefits from exercises of share-based payment awards	—	—	12,579	—	—	12,579	—	12,579
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(183)	(183)	(16,140)	—	—	(16,323)	—	(16,323)
Share-based compensation expense	—	—	46,303	—	—	46,303	—	46,303
Repurchases of common stock	(4,825)	(4,825)	(92,311)	(324,900)	—	(422,036)	—	(422,036)
Acquisition of MeVis Medical Solutions AG	—	—	—	—	—	—	10,218	10,218
Capital contributions from minority shareholders	—	—	—	—	—	—	3,993	3,993
Balances at October 2, 2015	98,070	$98,070	$682,167	$1,017,826	$(86,463)	$1,711,600	$14,744	$1,726,344
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy. The Company also designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer aided diagnostics and industrial applications. In addition, the Company designs, manufactures, sells and services linear accelerators, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Reclassifications
Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2015 was the 53-week period that ended on October 2, 2015. Fiscal year 2014 was the 52-week period that ended on September 26, 2014 and fiscal year 2013 was the 52-week period that ended on September 27, 2013.
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
In connection with the Spin-offs, the Company, VI and VSEA also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities. See Note 9, "Commitments and Contingencies" for additional information.
Principles of Consolidation
The consolidated financial statements include those of VMS and its wholly-owned and majority-owned or controlled subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.

Consolidation of Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. For fiscal years 2015, 2014 and 2013, the Company did not consolidate any variable interest entities, because the Company was not the primary beneficiary.

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
Foreign Currency Translation
The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Earnings. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars that were included in the Consolidated Statements of Earnings were $(2.0) million, $(0.5) million and $0.7 million in fiscal years 2015, 2014 and 2013, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income (loss). See Note 8, "Derivative Instruments and Hedging Activities" regarding the Company’s hedging activities and derivative instruments. Also see Note 3, "Fair Value" regarding valuation of the Company’s derivative instruments.
Cash and Cash Equivalents
The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally.
Available-For-Sale Investments and Notes Receivable
The Company has investments in securities that are classified as available-for-sale investments, and which are recorded on the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheets. The Company classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. The Company monitors its available-for-sale securities for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment of its available-for-sale investments for fiscal years 2015, 2014 and 2013.
The Company advances notes to third parties, including its customers. The Company assesses these notes for collectibility and regularly reviews them for allowance for losses by considering internal factors such as historical experience, credit quality, age of the receivable balances as well as external factors such as economic conditions that may affect the note holder's ability to pay. The Company did not record any allowance for loss on notes receivable for fiscal years 2015, 2014 and 2013.
Investments in Privately-Held Companies
Equity investments in privately-held companies in which the Company holds at least a 20% ownership interest or in which the Company has the ability to exercise significant influence are accounted for under the equity method of accounting. Equity investments in privately-held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence are accounted for under the cost method of accounting. The Company’s equity investments in privately-held companies are included in other assets on the Consolidated Balance Sheets. See Note 2, “Balance Sheet Components”. The Company monitors these equity investments for impairment and makes appropriate reductions in carrying values if the Company determines that impairment charges are required based primarily on the financial condition and near-term prospects of these companies.
The carrying value of equity investments in privately-held companies accounted for under the equity method of accounting was $49.7 million for both the fiscal year ended October 2, 2015 and September 26, 2014. The Company did not have any impairment loss on equity investments in privately-held companies accounted for under the equity method of accounting for fiscal years 2015, 2014 and 2013. Additionally, the Company has an investment in Augmenix, Inc. (“Augmenix”), a privately-held company, which is accounted for under the cost-method. During fiscal year 2014, the Company recognized a $7.7 million charge relating to the impairment of a portion of the investment in Augmenix. Equity investments accounted for under the cost method, including Augmenix, totaled $15.0 million for both the fiscal years ended October 2, 2015 and September 26, 2014.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, available-for-sale investments, trade accounts receivable, notes receivable, and derivative financial instruments used in hedging activities. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. With respect to its available-for-sale investments and notes receivable, the Company performs a periodic credit evaluation of various counterparties. In addition, the Company will be exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. The Company transacts its foreign currency forward contracts with several large international and regional financial institutions and, therefore, does not consider the risk of nonperformance to be concentrated in any specific counterparty. The Company has not experienced any losses resulting from the failure of counterparty to meet its financial obligations under foreign currency forward contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, requires its Oncology Systems, security and inspection products and Varian Particle Therapy (“VPT”) customers to often provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.
Inventories
Inventories are valued at the lower of cost or market (realizable value). Excess and obsolete inventories are determined primarily based on future demand forecasts and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. Cost is computed using standard cost (which approximates actual cost) or actual cost on a first-in-first-out or average basis.
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
Goodwill and Intangible Assets
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives of approximately two to seventeen years generally using the straight-line method. In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
Impairment of Long-lived Assets, Goodwill and Intangible Assets
The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets and identifiable intangible assets in fiscal years 2015, 2014 and 2013.

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
In fiscal years 2015, 2014 and 2013, the Company performed the annual goodwill impairment testing for the four reporting units that carried goodwill namely (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT, and found no impairment. For all four reporting units, based upon the most recent annual goodwill analysis performed by the Company as of the end of the third quarter of fiscal year 2015, either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those which step one was completed, the fair value was substantially in excess of carrying value.
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
Revenue Recognition
The Company’s revenues are derived primarily from the sale of hardware and software products, and services from the Company’s Oncology Systems, Imaging Components and VPT businesses. The Company recognizes its revenues net of any value added or sales tax and net of sales discounts.
Many of the Company’s revenue arrangements consist of multiple deliverables of its software and non-software products, as well as related services. In Oncology Systems, the linear accelerators are often sold with hardware and software accessory products that enhance efficiency and enable delivery of advanced radiotherapy and radiosurgery treatments. Many of the Oncology Systems hardware and software accessory products are also sold on a stand-alone basis. As discussed below, certain of the Oncology Systems products are sold with installation obligations. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator may be delivered in a reporting period but the related installation is completed in a later period. The Imaging Components business generally sells its X-ray components (including X-ray tubes, flat panel detectors and image processing tools and security and inspection products) on a stand-alone basis. However, the Imaging Components business occasionally sells its flat panel detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron® X-ray accelerators together with its imaging processing software and image detection products to original equipment manufacturer (“OEM”) customers that incorporate them into their inspection systems. Service contracts are often sold with Oncology Systems products, as well as with certain security and inspection products within the Imaging Components business. Revenues related to service contracts usually starts after the expiration of the warranty period for non-software products or upon acceptance for software products.

The Company recognizes contract revenues under the percentage-of-completion method for equipment sold by VPT. See “Contracts for Customized Equipment” below for more details.
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
The Company does not have installation obligations for Imaging Components and certain brachytherapy software products. For software products that do not include installation obligations, the Company recognizes revenues upon the transfer of risk of loss, which is either at the time of shipment or delivery, depending upon the shipping terms of the contract, provided that all other criteria for revenue recognition have been met.
Contracts for Customized Equipment
Revenues related to proton therapy systems and proton therapy system commissioning contracts are recognized in accordance with contract accounting. The Company recognizes contract revenues under the percentage-of-completion method which are based on contract costs incurred to date compared with total estimated contract costs. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, the Company recognizes revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. If and when the Company can make more precise estimates, revenues and costs of revenues are adjusted in the same period.

Contracts accounted for in accordance with contract accounting are billable upon achievement of milestones specified in the contracts or upon customer acceptance. Costs incurred and revenues recognized under the percentage-of-completion method in excess of customer billings are included in accounts receivable on the Consolidated Balance Sheets. Customer billings in excess of costs incurred and revenue recognized under the percentage-of-completion method, which typically reflect initial down payments, are included in advance payments from customers on the Consolidated Balance Sheets. Costs incurred and revenues recognized in excess of customer billings were $79.1 million as of October 2, 2015 and $57.2 million as of September 26, 2014. Customer billings in excess of costs incurred and revenue recognized were $53.8 million as of October 2, 2015 and $52.6 million as of September 26, 2014.
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

Advance Payments from Customers
Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its Oncology Systems, security and inspection and VPT customers to provide a down payment prior to transfer of risk of loss of ordered products. These payments are recorded as advance payments from customers on the Consolidated Balance Sheets.
Deferred Revenue
Deferred revenue includes (i) the amount billed, billable or received applicable to non-software products for which installation and/or acceptance have not been completed (ii) the amount billed, billable or received applicable to shipment of software products but for which installation and/or final acceptance have not been completed and (iii) the amount billed or billable for service contracts for which the services have not been rendered. Deferred costs associated with deferred revenues are included in inventories on the Consolidated Balance Sheets.
Medical Device Excise Tax
In accordance with the Patient Protection and Affordable Care Act, effective January 1, 2013, the Company began to incur a 2.3% excise tax on sales of medical devices in the United States. The medical device excise tax is included in the cost of revenues in the Consolidated Statements of Earnings for fiscal year 2015 and 2014, net of any amounts directly billed to customers for this tax.
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
Comprehensive Earnings
Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. Comprehensive earnings include currency translation adjustments, change in unrealized gain or loss on derivative instruments designated as cash flow hedges, net of taxes (see Note 8, "Derivative Instruments and Hedging Activities"), change in unrealized gain or loss on available for sale securities, net of taxes (see Note 2, "Balance Sheet Components"), and adjustments to and amortization of unrecognized actuarial gain or loss, unrecognized transition obligation and unrecognized prior service cost of our defined benefit pension and post-retirement benefit plans (see Note 10, "Retirement Plans").
Taxes on Earnings
Taxes on earnings are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Recent Accounting Standards or Updates Not Yet Effective
In November 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred liabilities and assets into current and noncurrent amounts. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement period adjustment including the impact on prior periods be recognized in the reporting period in which the adjustment is identified along with additional disclosures. The new guidance will be effective for the Company beginning in its first quarter of fiscal year 2017. The new guidance is required to be adopted prospectively with early adoption permitted for financial statements that have not yet been made available for issuance. The new guidance is not expected to have a material impact to the Company’s consolidated financial statements.
In July 2015, the FASB issued an amendment to its accounting guidance related to inventory measurement. The amendment requires inventory measured using first-in, first-out (FIFO) or average cost to be subsequently measured at the lower of cost and net realizable value, thereby simplifying the current guidance that requires an entity to measure inventory at the lower of cost or market. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018 and is required to be adopted prospectively. Early adoption is permitted. The new guidance is not expected to have a material impact to the Company’s consolidated financial statements.
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
In March 2015, the FASB issued an amendment to its accounting guidance related to presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is not permitted. The amendment is required to be applied on a retrospective basis. In August 2015, the FASB further clarified that entities are permitted to defer and present debt issuance costs related to line-of-credit arrangements as assets. These amendments are not expected to have a material impact to the Company’s consolidated financial statements.

In February 2015, the FASB issued an amendment to its accounting guidance related to consolidation. The amendment modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017. Early adoption is permitted. The amendment permits the use of either the retrospective or cumulative effect transition method. The new guidance is not expected to have a material impact to the Company’s consolidated financial statements.
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
In May 2014, the FASB issued an amendment to its accounting guidance related to revenue recognition. The amendment sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The amendment requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In June 2015, the FASB approved a one-year deferral of the amendment. The new guidance will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The amendment can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

2. BALANCE SHEET COMPONENTS

The following tables summarize the Company's available-for-sale securities (in millions):

October 2, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities:
CPTC loans	$83.9	$—	$—	$83.9
Other	8.6	0.1	(0.3)	8.4
Non-U.S. government security	0.7	—	—	0.7
Total available-for-sale securities	$93.2	$0.1	$(0.3)	$93.0

September 26, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities:
CPTC loans	$75.6	$—	$—	$75.6
Total available-for-sale securities	$75.6	$—	$—	$75.6
See Note 16, "VPT Loans" for more information on California Proton Treatment Center, LLC (“CPTC”) loans.
As of October 2, 2015, available-for-sale securities are included in other assets because their maturity dates are greater than one year, and the Company did not intend to sell all or a portion of its loans in the next fiscal year. As of October 2, 2015, the Company anticipates that it will recover the entire amortized cost basis of all of its available-for-sale securities and determined that no other-than-temporary impairments were required to be recognized.

	October 2,	September 26,
(In millions)	2015	2014
Inventories:
Raw materials and parts	$348.3	$296.1
Work-in-process	98.2	124.5
Finished goods	166.1	151.7
Total inventories	$612.6	$572.3

	October 2,	September 26,
(In millions)	2015	2014
Property, plant and equipment:
Land and land improvements	$49.1	$45.1
Buildings and leasehold improvements	267.0	260.8
Machinery and equipment	437.2	425.4
Construction in progress	99.6	44.7
	852.9	776.0
Accumulated depreciation and amortization	(473.7)	(438.0)
Total property, plant and equipment, net	$379.2	$338.0

	October 2,	September 26,
(In millions)	2015	2014
Other assets:
Long-term available-for-sale securities	$93.0	$9.4
Long-term receivables	77.0	49.1
Intangible assets	72.6	40.9
Investments in privately-held companies	64.7	64.7
Deferred Compensation Plan ("DCP") assets	56.6	59.6
Long-term deferred tax assets	9.4	11.5
Other	39.7	49.3
Total other assets	$413.0	$284.5

	October 2,	September 26,
(In millions)	2015	2014
Accrued liabilities:
Accrued compensation and benefits	$101.5	$121.4
DCP liabilities	57.3	57.9
Product warranty	43.9	47.3
Income taxes payable	36.4	30.9
Current deferred tax liabilities	6.4	10.8
Other	108.0	103.4
Total accrued liabilities	$353.5	$371.7

	October 2,	September 26,
(In millions)	2015	2014
Other long-term liabilities:
Long-term income taxes payable	$44.5	$55.2
Long-term deferred income taxes	47.5	31.5
Other	62.0	65.0
Total other long-term liabilities	$154.0	$151.7
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

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at October 2, 2015:
Available-for-sale securities:
Corporate debt securities	$—	$8.4	$83.9	$92.3
Non-U.S. government security	—	0.7	—	0.7
Total assets measured at fair value	$—	$9.1	$83.9	$93.0

Liabilities at October 2, 2015:
Contingent consideration	$—	$—	$(4.1)	$(4.1)
Total liabilities measured at fair value	$—	$—	$(4.1)	$(4.1)

Assets at September 26, 2014:
Available-for-sale securities:
Corporate debt securities	$—	$—	$75.6	$75.6
Derivative assets	—	1.5	—	1.5
Total assets measured at fair value	$—	$1.5	$75.6	$77.1

Liabilities at September 26, 2014:
Contingent consideration	$—	$—	$(7.5)	$(7.5)
Total liabilities measured at fair value	$—	$—	$(7.5)	$(7.5)

At October 2, 2015, the fair value of the Company's derivative instruments was immaterial. The Company's Level 3 corporate debt securities, the CPTC loans, were included in other assets at October 2, 2015, and short-term investment and other assets at September 26, 2014, other corporate debt securities and the non-U.S. government security were included in other assets at October 2, 2015, derivative assets were included in prepaid expenses and other current assets at September 26, 2014, and contingent consideration was included in accrued liabilities and other long-term liabilities for both the fiscal years ended October 2, 2015 and September 26, 2014 on the Consolidated Balance Sheets.
The fair value of the Company's Level 2 other corporate debt securities and non-U.S. government security are priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to thirteen months in duration.
The fair value of the Company’s Level 3 corporate debt securities, the CPTC loans, is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC. If the estimated discount rates used were to increase or decrease, the fair value of the debt securities would decrease or increase, respectively. However, the Company does not increase the fair value of these securities above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase these loans from the Company under the original terms and conditions at par value.

The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a discounted cash flow model with key assumptions that include estimated sales units or revenues of the acquired business or completion of certain milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated sales units, revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. Changes in volatility may result in an increase or decrease in the fair value of contingent consideration. The Company recognized a gain related to the change of the fair value of its contingent consideration liability of $0.1 million, $0.7 million and $5.2 million in fiscal years 2015, 2014 and 2013, respectively.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	CPTC Loans	Contingent Consideration	Option to Purchase a Privately-Held Company
Balance at September 27, 2013	$62.7	$(2.5)	$1.4
Additions (1)	51.0	(6.2)	—
Sale of a portion of CPTC Loans (2)	(38.1)	—	—
Settlements (3)	—	0.5	—
Change in fair value recognized in earnings	—	0.7	(1.4)
Balance at September 26, 2014	75.6	(7.5)	—
Additions (1)	8.3	—	—
Settlements (3)	—	3.3	—
Change in fair value recognized in earnings	—	0.1	—
Balance at October 2, 2015	$83.9	$(4.1)	$—

(1)	Amounts reported under CPTC loans include accrued interest.

(2)	Refer to Note 16, "VPT Loans"

(3)	Amounts reported under Contingent Consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2015, 2014 and 2013. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Assets Measured at Fair Value on a Nonrecurring Basis
During the fiscal year ended September 26, 2014, the Company recognized a $7.7 million charge relating to the impairment of a portion of its investment in Augmenix. The impairment charge of $7.7 million included a $1.4 million write-off of the option to purchase the remaining equity interest of Augmenix, upon its expiry. This option was previously measured at fair value on a recurring basis. The impairment charge, representing the difference between the net book value and the fair value of the investment as a result of the evaluation, was recorded within selling, general and administrative expenses. There were no impairment charges incurred during fiscal years 2015 and 2013.
For the fiscal year ended September 26, 2014, the Company’s assets that were measured at fair value on a nonrecurring basis are summarized below:

(in millions)	Carrying Value as of September 26, 2014	Total Losses for Fiscal Year 2014
Equity Investment in Augmenix	$7.3	$6.3
The fair value measurement of the impaired privately-held investment was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial condition and recent financing activities of the investees, reflected the assumptions market participants would use in pricing these assets.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, accounts receivable, net of allowance for doubtful accounts, short-term notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.

As of both October 2, 2015 and September 26, 2014, the fair value of current maturities of the long-term debt approximated its carrying value of $50.0 million due to its short-term maturity. The fair value of the long-term debt, payable in installments through fiscal year 2018, approximated its carrying value of $337.5 million and $387.5 million at October 2, 2015 and September 26, 2014, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $30.9 million and $15.0 million at October 2, 2015 and September 26, 2014, respectively, because it is based on terms of recent comparable transactions and is categorized as Level 3 in the fair value hierarchy.
4. RECEIVABLES
The following table summarizes the Company's accounts receivable and notes receivable as of October 2, 2015 and September 26, 2014:

	October 2,	September 26,
(In millions)	2015	2014
Accounts receivable, gross	$838.2	$786.3
Allowance for doubtful accounts	(21.2)	(20.3)
Accounts receivable, net	$817.0	$766.0
Short-term	$770.9	$731.9
Long-term	$46.1	$34.1

Notes receivable	$40.9	$15.0
Short-term	$10.0	$—
Long-term	$30.9	$15.0
A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Consolidated Balance Sheets. The Company’s financing receivables consist of accounts receivable with contractual maturities of more than one year and notes receivable. A small portion of the Company's financing accounts receivables were within the short-term accounts receivable.
Allowance for doubtful accounts is entirely related to the short-term accounts receivable for both the fiscal years ended October 2, 2015 and September 26, 2014. There was no significant activity in the allowance for doubtful financing accounts receivable during fiscal years 2015, 2014 and 2013.
See Note 16, "VPT Loans" for more information on the Company's long-term notes receivable balances.
5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Imaging Components	Other	Total
Balance at September 27, 2013	$132.0	$33.2	$60.1	$225.3
Business combinations	16.3	2.8	—	19.1
Foreign currency translation adjustments	—	—	(3.8)	(3.8)
Balance at September 26, 2014	148.3	36.0	56.3	240.6
Business combinations	10.5	38.7	—	49.2
Foreign currency translation adjustments	—	—	(6.3)	(6.3)
Balance at October 2, 2015	$158.8	$74.7	$50.0	$283.5

The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets on the Consolidated Balance Sheets:

	October 2,	September 26,
(In millions)	2015	2014
Finite-lived intangible assets:
Acquired existing technology	$71.7	$54.6
Patents, licenses and other	35.3	28.8
Customer contracts and supplier relationship	20.1	12.4
Accumulated amortization	(65.1)	(56.9)
Net carrying amount	$62.0	$38.9
As of October 2, 2015 and September 26, 2014, the Company also had $10.6 million and $2.0 million, respectively, of IPR&D assets acquired as part of the Company’s business acquisitions. See Note 15, "Business Combinations" for additional information. Amortization expense for intangible assets was $8.4 million, $4.8 million and $4.3 million for fiscal years 2015, 2014 and 2013, respectively. The Company estimates that the amortization expense for intangible assets for fiscal years 2016 through 2020, and thereafter, will be as follows (in millions): $13.1, $13.4, $9.6, $9.0, $7.7, and $9.2, respectively.
6. RELATED PARTY TRANSACTIONS
VMS has a 40% ownership interest in dpiX Holding, a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays (“flat panels”) for the Company’s Imaging Components’ digital image detectors and for its Oncology Systems’ On-Board Imager® and PortalVision™ imaging products. In accordance with the dpiX Holding agreement, net profits or losses are allocated to the members, in accordance with their ownership interests.
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income on the equity investment in dpiX Holding of $0.1 million in fiscal year 2015, a loss on the equity investment in dpiX Holding of $0.8 million in fiscal year 2014, and income on the equity investment in dpiX Holding of $2.5 million in fiscal year 2013. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in other assets on the Consolidated Balance Sheets, was $47.3 million at October 2, 2015 and $49.7 million at September 26, 2014.
During fiscal years 2015, 2014 and 2013, the Company purchased glass transistor arrays from dpiX totaling $21.3 million, $20.9 million and $25.9 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Consolidated Balance Sheets or cost of revenues – product in the Consolidated Statements of Earnings for these fiscal years.
In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of October 2, 2015, the Company estimated it has fixed cost commitments of $4.4 million related to this amended agreement for the first quarter of fiscal year 2016. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
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

7. BORROWINGS

The following table summarizes the Company's short-term and long-term debt:

	October 2, 2015		September 26, 2014
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current portion of 2013 Term Loan Facility	$50.0	1.32%	$50.0	1.28%
2013 Revolving Credit Facility	90.0	1.57%	—	—
Sumitomo Credit Facility	18.4	0.63%	—	—
Total short-term debt	$158.4		$50.0

Long-term debt:
2013 Term Loan Facility	$337.5	1.32%	$387.5	1.28%
Total long-term debt	$337.5		$387.5

On August 27, 2013, VMS entered into a Credit Agreement (as amended to date) with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent. The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $300 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million and the aggregate commitments under the 2013 Revolving Credit Facility may be increased by up to $200 million, subject to certain conditions being met, including lender approval. The 2013 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes.

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

The Company must pay a commitment fee on the unused portion of the 2013 Revolving Credit Facility at a rate from 0.15% to 0.275% based on a leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the 2013 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans. The Company paid commitment fees of $0.6 million, $0.6 million, and $0.3 million in fiscal years 2015, 2014 and 2013, respectively, related to its borrowings.

Subject to certain limitations on the amount secured, the Company has pledged 65% of the voting shares issued by Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary, as security for the 2013 Credit Facility. This share pledge also secures all hedging or treasury management obligations entered into by the Company with a Lender. The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of October 2, 2015, no VMS subsidiaries have been required to guaranty the 2013 Credit Facility.

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

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2015, the Sumitomo Credit Facility was extended and will expire in February 2016. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum.
Interest paid on borrowings was $7.1 million, $7.0 million and $2.9 million for fiscal year 2015, 2014 and 2013, respectively. As of October 2, 2015, future principal payments for long-term debt due in August 2018 for fiscal years 2016, 2017, and 2018, and are as follows (in millions): $50.0, $50.0, and $287.5, respectively.
In November 2015, the Company amended its Credit Agreement to increase the aggregate commitments under the 2013 Revolving Credit Facility from $300 million to $500 million, reduce commitment fees and interest rate margins applicable to borrowings and increase the maximum consolidated leverage ratio that the Company must maintain. The additional funds may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes.
Under the amended Credit Agreement, the 2013 Term Loan Facility will accrue interest (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 0.875% to 1.125% based on a consolidated leverage ratio involving funded indebtedness and EBITDA, or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0% to 0.125% based on the same consolidated leverage ratio, depending upon instructions from the Company.
Under the amended Credit Agreement, the 2013 Revolving Credit Facility will accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.125% to 1.375% based on the consolidated leverage ratio, or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.125% to 0.375% based on the consolidated leverage ratio, depending upon instructions from the Company.

The Company must now pay a reduced commitment fee on the unused portion of the 2013 Revolving Credit Facility at a rate from 0.125% to 0.20%. There were no other significant changes to the Credit Agreement as a result of this amendment.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
The fair values of derivative instruments reported on the Company’s Consolidated Balance Sheets were as follows:

	Asset Derivatives
		October 2, 2015	September 26, 2014
(In millions)	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$—	$1.5
Total derivatives		$—	$1.5

As of October 2, 2015 and September 26, 2014, the fair value of the Company's derivatives not designated as hedging instruments was immaterial. See Note 3, "Fair Value" for the valuation of the Company’s derivative instruments. Also, see Note 1, "Summary of Significant Accounting Policies" for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of October 2, 2015 and September 26, 2014, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
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
The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Consolidated Balance Sheets is reclassified to revenues in the Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception, the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss on the Consolidated Balance Sheets and reclassifies these amounts into revenues in the Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts excluded from the assessment of effectiveness in cost of revenues in the Consolidated Statements of Earnings. During fiscal years 2015, 2014 and 2013, the Company did not discontinue any cash flow hedge. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of October 2, 2015, the Company did not have any foreign currency forward contracts designated as cash flow hedges.
The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and in the Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Fiscal Years				Fiscal Years
(In millions)	2015	2014	2013		2015	2014	2013
Foreign currency forward contracts	$2.2	$3.9	$0.5	Revenues	$3.8	$1.3	$2.5

The portion of cash flow hedges gain or loss excluded from the assessment of effectiveness and the ineffective portion of the cash flow hedges were not material in fiscal years 2015, 2014 and 2013.

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
The Company had the following outstanding foreign currency forward contracts:

	October 2, 2015
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$13.9	$—
Brazilian Real	1.7	—
British Pound	25.6	—
Canadian Dollar	—	9.5
Danish Krone	—	3.5
Euro	241.7	14.0
Hungarian Forint	18.1	—
Indian Rupee	10.1	—
Japanese Yen	76.6	—
Norwegian Krone	0.5	—
Swedish Krona	8.5	—
Swiss Franc	—	74.3
Thai Baht	3.4	—
Totals	$400.1	$101.3
The following table presents the gains recognized in the Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Net Earnings on Derivative
	Fiscal Years
(In millions)	2015	2014	2013
Selling, general and administrative expenses	$27.6	$13.7	$9.6
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of October 2, 2015 and September 26, 2014, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES
Indemnification Agreements
In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of October 2, 2015, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.
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
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2015	2014
Accrued product warranty, at beginning of period	$49.3	$53.2
Charged to cost of revenues	50.8	51.9
Actual product warranty expenditures	(54.2)	(55.8)
Accrued product warranty, at end of period	$45.9	$49.3
Long-term accrued product warranty costs were $2.0 million at both October 2, 2015 and September 26, 2014, respectively, and are included in other long-term liabilities on the Consolidated Balance Sheets.
Lease Commitments
At October 2, 2015, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2016 through 2020 and thereafter, as follows (in millions): $22.2, $18.4, $13.0, $9.2, $7.3 and $20.9, respectively. Rental expenses were $28.8 million, $28.7 million and $26.0 million for fiscal years 2015, 2014 and 2013, respectively.
Other Commitments
As of October 2, 2015, the Company's outstanding commitment under the loan to Maryland Proton Therapy Center (“MPTC”) was $22.8 million, to be paid in four installments of $5.7 million each on June 30, 2016, September 30, 2016, December 30, 2016 and March 31, 2017. As of October 2, 2015, the Company's remaining commitment under the loan related to the New York Proton Center (“NYPC”) was $72.8 million, to be paid primarily through fiscal year 2018. See Note 16, "VPT Loans" for additional information.
Subsequent to fiscal year 2015, in October 2015, the Company committed to grant the noncontrolling shareholders of MeVis Medical Solutions AG (“MeVis”): (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of October 2, 2015, noncontrolling shareholders together held approximately 482,000 shares of MeVis, representing 26.5% of the outstanding shares. See Note 15, "Business Combinations" for additional information.
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
The Company spent $1.3 million, $1.2 million and $1.0 million (net of amounts borne by VI and VSEA) during fiscal years 2015, 2014 and 2013, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of October 2, 2015, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.4 million to $9.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of October 2, 2015. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore had accrued $1.4 million for these cleanup projects as of October 2, 2015. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of October 2, 2015, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.5 million to $26.0 million. The time frames over which these costs are estimated to be incurred vary, ranging from one to thirty years as of October 2, 2015. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $8.8 million at October 2, 2015. Accordingly, the Company had accrued $7.4 million for these costs as of October 2, 2015, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.4 million described in the preceding paragraph.

The table that follows presents information about the Company’s liabilities for future environmental costs at October 2, 2015, based on estimates as of that date.

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2016	$0.5	$1.2	$1.7
2017	0.5	0.6	1.1
2018	0.4	0.6	1.0
2019	0.5	0.2	0.7
2020	0.4	0.7	1.1
Thereafter	3.7	1.1	4.8
Total costs	$6.0	$4.4	10.4
Less imputed interest			1.6
Reserve amount			$8.8
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental related expenditures. Receivables from that insurer amounted to $2.1 million at October 2, 2015 and $2.2 million at September 26, 2014, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets on the Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.
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
Other Matters
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision.
In September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of three patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. During September 2015 and October 2015, the Company filed several complaints in the U.S. and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam imaging gantries, volumetric modulated arc therapy (“VMAT”), and MR-Linac. These lawsuits are in the initial stages and at this time, the Company is unable to predict the ultimate outcome of this matter, and therefore no amounts have been accrued as of October 2, 2015.
In June 2015, a foreign subsidiary of the Company was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. The Company has requested a judicial review available under Portuguese criminal procedure processes as to whether or not such changes are proper under Portuguese law. The Company previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. At this time, the Company is unable to predict the ultimate outcome of this matter, and therefore no amounts have been accrued as of October 2, 2015.
In April 2007, a patent infringement lawsuit was initiated by the University of Pittsburgh of the Commonwealth System of Higher Education (the “University of Pittsburgh”) regarding the Company’s Real-time Position Management™ (“RPM”)

technology. In January 2014, the Company entered into a settlement agreement with the University of Pittsburgh and in the third quarter of fiscal year 2014 paid $35.6 million in full settlement of the lawsuit. Prior to the beginning of the second quarter of fiscal year 2014, the Company had accrued in aggregate approximately $5.0 million for the low end of the range of the probable settlement value for this matter. In the second quarter of fiscal year 2014, the Company accrued an additional $25.1 million of the $35.6 million for all damages and interest related to the case and in the third quarter of fiscal year 2014 recorded the remaining amount of approximately $5.5 million for future royalties as prepaid royalties. The amount of prepaid royalties is being amortized beginning with the third quarter of fiscal year 2014, over the remaining life of the patent of approximately two and a half years.
In addition to the above, the Company is involved in other legal matters. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a range of reasonably possible losses with respect to such matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected. Legal expenses relating to legal matters are expensed as incurred.
Restructuring Charges
As part of the Company’s plan to enhance operational performance through productivity initiatives, the Company offered an enhanced retirement program to its qualifying employees across all reporting segments during the fourth quarter of fiscal year 2014. The program required the participating employees to submit their applications by October 10, 2014, and as a result, the restructuring charges relating to this program were primarily incurred in the first quarter of fiscal year 2015. The Company also incurred additional restructuring charges across all reportable segments for workforce reductions in fiscal year 2015. In fiscal year 2015, the Company incurred $13.3 million in restructuring charges in connection with the above mentioned restructuring programs, and a significant portion of these charges were paid in cash in fiscal year 2015. The restructuring charges are included in selling, general and administrative expenses in the Consolidated Statements of Earnings. As of October 2, 2015, any remaining restructuring charges related to these restructuring programs are not expected to be material and are expected to be substantially completed in fiscal year 2016.
There were no restructuring charges incurred in fiscal year 2014. In a similar enhanced retirement program offered in fiscal year 2013, the Company incurred restructuring charges of $6.7 million during fiscal year 2013.
10. RETIREMENT PLANS
The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees. Participants can contribute from 1% to 25% of their eligible base compensation to the Retirement Plan on a pre-tax or Roth basis (plus up to an additional 15% on an after-tax basis if they have more than one year of service with the Company) and all or a portion of their bonuses under the Employee Incentive Plan. However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation or bonus (for those employees with one or more years of service with the Company). All matching contributions vest immediately. The Company also has a defined contribution plan that is available to regular full-time employees in the United Kingdom (the “U.K. Savings Plan”). Participants can contribute from 4% to 100% of their eligible base compensation to the U.K. Savings Plan subject to a maximum annual amount determined by certain tax rules. The Company matches participant contributions up to 6% of participants’ eligible base compensation, based on the participants’ level of contributions under this U.K. Savings Plan. All matching contributions vest immediately.
The Company sponsors seven defined benefit pension plans for regular full time employees in Germany, Japan, Switzerland, the Philippines and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.
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
Total retirement, post-retirement benefit plan and defined benefit plan expense for all retirement plans amounted to $32.1 million, $28.6 million and $29.0 million for fiscal years 2015, 2014 and 2013, respectively. Two of the Company's defined benefit pension plans including one in Germany and one in the Philippines and the Company's post-retirement benefit plan are not presented in any of the following information as they are not material.
Obligations and Funded Status
The following table presents the funded status of the defined benefit pension plans:

(In millions)	October 2, 2015	September 26, 2014
Change in benefit obligation:
Benefit obligation - beginning of fiscal year	$207.6	$195.7
Service cost	5.7	4.1
Interest cost	4.4	6.1
Plan participants’ contributions	9.9	7.8
Plan amendment	(1.1)	—
Plan settlement	(4.0)	(7.8)
Actuarial loss	3.7	14.2
Foreign currency changes	(8.9)	(7.7)
Benefit and expense payments	(7.0)	(4.8)
Benefit obligation - end of fiscal year	$210.3	$207.6
Change in plan assets:
Plan assets - beginning of fiscal year	$188.6	$180.8
Employer contributions	6.9	7.2
Actual return on plan assets	4.1	11.8
Plan participants’ contributions	9.9	7.8
Plan settlement	(4.0)	(7.8)
Foreign currency changes	(8.6)	(6.4)
Benefit and expense payments	(7.0)	(4.8)
Plan assets - end of fiscal year	$189.9	$188.6
Funded status	$(20.4)	$(19.0)
Amounts recognized within the consolidated balance sheet:
Long-term assets	$4.3	$5.3
Long-term liabilities	(24.7)	(24.3)
Net amount recognized	$(20.4)	$(19.0)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plans:

(In millions)	October 2, 2015	September 26, 2014
Prior service credit (cost)	$0.7	$(0.6)
Net loss	(58.9)	(55.7)
Accumulated other comprehensive loss	$(58.2)	$(56.3)

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those defined benefit pension plans where accumulated benefit obligation exceeded the fair value of plan assets:

(In millions)	October 2, 2015	September 26, 2014
Projected benefit obligation	$15.6	$16.9
Accumulated benefit obligation	$14.2	$15.8
Fair value of plan assets	$13.2	$14.7

The accumulated benefit obligation for all defined benefit pension plans was $175.6 million and $172.7 million at October 2, 2015 and September 26, 2014, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive (Earnings) Loss
The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive (earnings) loss, before tax, related to the Company’s defined benefit pension plans:

	Fiscal Years
(In millions)	2015	2014	2013
Net Periodic Benefit Costs:
Service cost	$5.7	$4.1	$4.8
Interest cost	4.4	6.1	5.2
Loss due to settlement or curtailment	1.1	1.8	1.0
Expected return on assets	(7.1)	(7.8)	(5.7)
Amortization of prior service cost	0.1	0.2	0.2
Recognized actuarial loss	2.5	2.1	2.7
Net periodic benefit cost	6.7	6.5	8.2
Other Amounts Recognized in Other Comprehensive (Earnings) Loss:
New prior service (credit) cost	(1.1)	—	0.5
Net (gain) loss arising during the year	6.7	10.3	(6.6)
Amortization of prior service cost	(0.1)	(0.2)	(0.2)
Amortization, settlement and curtailment of net actuarial loss	(3.6)	(3.9)	(3.7)
Total recognized in other comprehensive (earnings) loss	1.9	6.2	(10.0)
Total recognized in net periodic benefit cost and other comprehensive (earnings) loss	$8.6	$12.7	$(1.8)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2016 related to the Company’s defined benefit pension plans are as follows:

(In millions)	Total
Prior service credit (cost)	$—
Net loss	(2.9)
Total	$(2.9)

Assumptions
The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit pension plans were as follows:

	Fiscal Years
Net Periodic Benefit Cost	2015	2014	2013
Discount rate	2.58%	3.11%	2.94%
Rate of compensation increase	2.45%	2.51%	2.37%
Expected long-term return on assets	3.90%	4.21%	3.82%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plans were as follows:

Benefit Obligation	October 2, 2015	September 26, 2014
Discount rate	2.09%	2.77%
Rate of compensation increase	2.50%	2.45%

The benefit obligation of defined benefit pension plans was measured as of October 2, 2015. The discount rate was adjusted as of October 2, 2015 to a range of 1.10% to 3.90%, primarily based on the current effective yield of long-term corporate bonds that are of high quality with satisfactory liquidity and credit rating with durations corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was adjusted as of October 2, 2015 to a range of 1.75% to 3.60% reflecting expected inflation levels and the Company’s future outlook.
During the fourth quarter of fiscal year 2015, the Company reviewed the expected long-term rate of return on defined benefit pension plan assets. This review consisted of forward-looking projections for a risk-free rate of return, inflation rate and implied equity risk premiums for particular asset classes. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.
Plan Assets
For the defined benefit pension plans, the investment objectives of the Company are to generate returns that will enable the defined benefit pension plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancies of the pension plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country in which the defined benefit pension plan applies. The investment objectives of some defined benefit pension plans are more conservative than others. In general, the investment strategy of the defined benefit pension plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the defined benefit pension plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, investment managers give consideration to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns. The target allocation as of the end of fiscal year 2015 was 30.4% equities, 59.5% debt and fixed income assets and 10.1% other.

The following table presents the Company’s defined benefit pension plans’ major asset categories, their associated fair values, as well as the actual allocation of equity, debt and fixed income, real estate and all other types of investments:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of October 2, 2015:
Investment funds:
Mutual funds - equities	$—	$42.7	$—	$42.7
Mutual funds - debt	—	35.5	—	35.5
Mutual funds - real estate	—	4.4	—	4.4
Other	—	3.4	—	3.4
Assets held by insurance company:
Insurance contracts	—	102.9	—	102.9
Cash and cash equivalents	1.0	—	—	1.0
Total	$1.0	$188.9	$—	$189.9
As of September 26, 2014:
Investment funds:
Mutual funds - equities	$—	$51.7	$—	$51.7
Mutual funds - debt	—	32.5	—	32.5
Mutual funds - real estate	—	3.6	—	3.6
Assets held by insurance company:
Insurance contracts	—	99.1	—	99.1
Cash and cash equivalents	1.7	—	—	1.7
Total	$1.7	$186.9	$—	$188.6

Valuation Techniques
Debt securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds held in trust or similar entities include investments in publicly traded mutual funds and are typically valued using the net asset value provided by the administrator of the fund. Insurance contracts are valued by the insurer using the cash surrender value, which is the amount a plan would receive if a contract was terminated. Cash includes deposits and money market accounts, which are valued at their cost plus interest on a daily basis, which approximates fair value. There were no significant changes in valuation techniques during fiscal years 2015 and 2014.
Estimated Contributions and Future Benefit Payments
The Company made contributions of $6.9 million to the defined benefit pension plans during fiscal year 2015, compared to $7.2 million in fiscal year 2014. The Company expects total contributions to the defined benefit pension plans for fiscal year 2016 will be approximately $7.6 million.

Estimated future benefit payments to the defined benefit pension plans at October 2, 2015 were as follows:

(In millions)	Total
Fiscal Years:
2016	$6.7
2017	8.9
2018	8.5
2019	9.0
2020	5.6
Thereafter	43.1
Total	$81.8

11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
During fiscal years 2015, 2014 and 2013, the Company repurchased 4,824,849 shares, 7,750,000 shares and 6,000,000 shares, respectively, of VMS common stock under various authorizations by VMS’s Board of Directors. The aggregate amount of these repurchases under the various accelerated share repurchase agreements and for shares repurchased in the open market totaled $422.0 million, $624.0 million and $423.7 million in fiscal years 2015, 2014 and 2013, respectively.
The repurchased shares included shares of VMS common stock repurchased under various accelerated share repurchase agreements. All shares that were repurchased under the Company's share repurchase programs have been retired.

In August 2014, the VMS Board of Directors authorized the repurchase of 6,000,000 shares of VMS common stock from August 15, 2014 through December 31, 2015. As of October 2, 2015, 1,425,151 shares of VMS common stock remained available for repurchase under the August 2014 authorization.

The shares repurchased in fiscal year 2015 included repurchases under the following accelerated share repurchase agreements:
On January 6, 2015, the Company paid $45.0 million and J.P Morgan delivered 419,874 shares of VMS common stock. The repurchase period ended on March 27, 2015, and the Company received an additional 74,975 shares of VMS common stock from J.P. Morgan upon settlement.
On April 7, 2015, the Company paid $70.0 million and BofA delivered 592,280 shares of VMS common stock. The repurchase period ended on April 29, 2015, and the Company received an additional 151,604 shares of VMS common stock from BofA upon settlement.
On July 8, 2015, the Company paid $45.0 million to J.P. Morgan and J.P. Morgan delivered 418,167 shares of VMS common stock. The repurchase period ended on August 20, 2015, and the Company received an additional 102,933 shares from J.P Morgan upon settlement.

On July 23, 2015, the Company paid $43.9 million and received 400,000 shares of VMS common stock. The repurchase period ended on August 20, 2015, and the Company received an additional 105,091 shares from J.P Morgan.
In November 2015, the VMS Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock through December 31, 2016. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. Shares will be retired upon repurchase.
Accumulated Other Comprehensive Loss

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Net Unrealized Gains (Losses) Available-for- Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 28, 2012	$(48,623)	$531	$—	$(8,529)	$(56,621)
Other comprehensive earnings before reclassifications	7,545	509	—	9,230	17,284
Amounts reclassified out of other comprehensive earnings	2,950	(2,463)	—	—	487
Tax benefit (expense)	(1,953)	732	—	—	(1,221)
Balance at September 27, 2013	(40,081)	(691)	—	701	(40,071)
Other comprehensive earnings before reclassifications	(5,429)	3,925	—	(16,217)	(17,721)
Amounts reclassified out of other comprehensive earnings	2,316	(1,281)	—	—	1,035
Tax benefit (expense)	(866)	(988)	—	—	(1,854)
Balance at September 26, 2014	(44,060)	965	—	(15,516)	(58,611)
Other comprehensive earnings before reclassifications	(4,521)	2,239	(164)	(24,765)	(27,211)
Amounts reclassified out of other comprehensive earnings	2,099	(3,780)	—	—	(1,681)
Tax benefit (expense)	412	576	52	—	1,040
Balance at October 2, 2015	$(46,070)	$—	$(112)	$(40,281)	$(86,463)

The amounts reclassified out of other comprehensive earnings into the Consolidated Statements of Earnings, with line item location, during each period were as follows (in thousands):

	Fiscal Years
Comprehensive Earnings Components	2015	2014	2013	Line Item in Statements of Earnings
Unrealized gains and (losses) on defined benefit pension and post-retirement benefit plans	$(2,099)	$(2,316)	$(2,950)	Cost of revenues & Operating expenses
Unrealized gains and (losses) on cash flow hedging instruments	3,780	1,281	2,463	Revenues
Total amounts reclassified out of other comprehensive earnings	$1,681	$(1,035)	$(487)

12. EMPLOYEE STOCK PLANS
Employee Stock Plans
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
Stock options granted under the Third Amended 2005 Plan have an exercise price equal to the closing market price of a share of VMS common stock on the grant date. Except for directors, stock options granted under the Third Amended 2005 Plan generally are exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. Stock option grants to directors are immediately exercisable. For grants of non-qualified stock options made on or after November 17, 2005 under the Third Amended 2005 Plan to employees who retire from the Company within one year of the grant date, the number of shares subject to the stock option shall be adjusted proportionally by the time during such one-year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares would be cancelled as of the date of retirement. Under the Third Amended 2005 Plan, stock options granted on or prior to February 16, 2007 generally have a term of ten years and stock options granted after February 16, 2007 generally have a term of seven years. The Third Amended 2005 Plan prohibits the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders.
Restricted stock awards and restricted stock unit awards generally vest over a period of one to three years from the date of grant. For awards of restricted stock and restricted stock units prior to fiscal year 2010, any unvested awards are generally forfeited at the time of termination. However, restricted stock units granted in fiscal year 2010 and thereafter that are unvested at death become fully vested and unvested restricted stock units will generally continue to vest in accordance with the original vesting schedule if a retirement eligible employee retires one year or more from grant date. If a retirement eligible employee retires within one year of the grant date, the number of restricted stock units shall be adjusted proportionally, subject to local regulations, by the time during such one year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of restricted stock units would vest in accordance with the original vesting schedule and the remaining restricted stock units would be cancelled as of the date of retirement.
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
In fiscal years 2015, 2014 and 2013, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at vesting depend on the Company’s business performance during the performance period, against specified performance targets, both of which are set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. The performance units vest at the end of a three-year service period with one three-year performance period for both the Company's and total shareholder return performance grants prior to fiscal year 2015 and a one year Company's performance period and a three year total shareholder return performance period for grants made in fiscal year 2015. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination. Also, similar to the adjustments discussed above for restricted stock unit awards, the number of performance units that ultimately vest is adjusted in the case of retirement.
The fair value of options granted and the option component of the shares purchased under the Employee Stock Purchase Plan (which is described further below) shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Plans			Employee Stock Purchase Plans
	Fiscal Years			Fiscal Years
	2015	2014	2013	2015	2014	2013
Expected term (in years)	4.15	4.13	4.76	0.50	0.50	0.50
Risk-free interest rate	1.3%	1.2%	0.6%	0.1%	0.1%	0.1%
Expected volatility	22.1%	24.6%	32.2%	12.7%	12.8%	16.5%
Expected dividend	—%	—%	—%	—%	—%	—%
Weighted average fair value at grant date	$18.52	$18.24	$19.73	$15.87	$14.20	$12.95
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of stock options by Company employees. The Company used a combination of historical and implied volatility of its traded options, or blended volatility, in deriving the expected volatility assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of VMS’s stock options. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.
As share-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures, based on historical experience. Forfeitures are estimated at the time of grant and revised, in subsequent periods if actual forfeitures differ from those estimates.
The table below summarizes the effect of recording share-based compensation expense:

	Fiscal Years
(In thousands)	2015	2014	2013
Cost of revenues - Product	$4,753	$3,323	$4,088
Cost of revenues - Service	4,068	4,658	3,460
Research and development	6,805	6,194	5,993
Selling, general and administrative	30,677	25,461	29,096
Total share-based compensation expense	$46,303	$39,636	$42,637
Income tax benefit for share-based compensation	$(14,198)	$(12,062)	$(12,989)
The table below summarizes the effect of recording pre-tax share-based compensation expense for equity incentive awards:

	Fiscal Years
(In thousands)	2015	2014	2013
Stock options	$11,301	$9,489	$10,577
Restricted stock units and restricted stock awards(1)	31,364	26,576	28,229
Employee stock purchase plan	3,638	3,571	3,831
Total share-based compensation expense	$46,303	$39,636	$42,637

(1)	Restricted stock units and restricted stock awards include performance units and deferred stock units.

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant
Balance at September 28, 2012	11,868
Granted	(2,045)
Canceled or expired	102
Balance at September 27, 2013	9,925
Granted	(1,934)
Canceled or expired	177
Balance at September 26, 2014	8,168
Granted	(1,838)
Canceled or expired	331
Balance at October 2, 2015	6,661

For purposes of the total number of shares available for grant under the Third Amended 2005 Plan, any shares subject to awards of stock options are counted against the available-for-grant limit as one share for every one share subject to the award. Awards other than stock options are counted against the available-for-grant limit as 2.5 shares for every one share awarded before February 9, 2012 and as 2.6 shares for every one share awarded on or after February 9, 2012. The shares available for grant limit is further adjusted to reflect a maximum payout of 2.0 shares that could be issued for each performance unit granted beginning in fiscal year 2015 and a maximum payout of 1.5 shares that could be issued for each performance unit granted prior to fiscal year 2015. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price
Balance at September 28, 2012	6,459	$48.34
Granted	613	68.93
Canceled, expired or forfeited	(20)	60.81
Exercised	(2,567)	44.97
Balance at September 27, 2013	4,485	53.02
Granted	625	83.50
Canceled, expired or forfeited	(46)	72.35
Exercised	(1,721)	49.01
Balance at September 26, 2014 (2,486 options exercisable at a weighted average exercise price of $54.21)	3,343	60.53
Granted	634	92.29
Canceled, expired or forfeited	(26)	77.53
Exercised	(1,414)	52.83
Balance at October 2, 2015	2,537	$72.58
The total pre-tax intrinsic value of stock options exercised was $51.1 million, $54.4 million and $66.3 million in fiscal years 2015, 2014 and 2013, respectively.

The following table summarizes information related to stock options outstanding and exercisable under the Company’s employee stock plans at October 2, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In thousands, except years and per-share amounts)
$37.06 – $39.85	31	0.4	$37.17	$1,196	31	0.4	$37.17	$1,196
$45.22 – $52.07	379	1.0	50.45	9,377	379	1.0	50.45	9,377
$52.61 – $72.26	908	3.1	62.30	11,697	878	3.1	62.08	11,508
$74.28 – $92.65	1,219	5.9	88.03	9	308	5.3	83.57	4
Total	2,537	4.1	$72.58	$22,279	1,596	3.0	$62.97	$22,085

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $75.19 as of October 2, 2015, the last trading date of fiscal year 2015, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of October 2, 2015, there was $10.6 million of total unrecognized compensation expense related to stock options granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2012	945	$57.30
Granted	516	70.37
Vested	(396)	55.67
Canceled or expired	(30)	61.82
Balance at September 27, 2013	1,035	64.36
Granted	470	82.51
Vested	(335)	63.70
Canceled or expired	(44)	70.69
Balance at September 26, 2014	1,126	72.08
Granted	410	93.01
Vested	(500)	67.93
Canceled or expired	(86)	68.51
Balance at October 2, 2015	950	$84.11
As of October 2, 2015, unrecognized compensation expense totaling $34.1 million was related to restricted stock, restricted stock units, deferred stock units and performance units granted under the Company’s employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.7 years. The shares that vested in fiscal year 2015 represented deferred stock units, restricted stock units and restricted common stock, and the total fair value of these shares upon vesting was $44.5 million. The Company withheld 183,458 shares with a fair value of $16.3 million for employees’ minimum withholding taxes at vesting of such awards in fiscal year 2015.
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
VMS issued 237,657 shares for $16.3 million in fiscal year 2015 and 261,230 shares for $15.3 million in fiscal year 2014. At October 2, 2015, 5.9 million shares were available for issuance under the 2010 ESPP.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share:

	Fiscal Years
(In thousands, except per share amounts)	2015	2014	2013
Net earnings attributable to Varian	$411,485	$403,703	$438,248
Weighted average shares outstanding - basic	99,679	103,964	108,352
Dilutive effect of potential common shares	873	1,307	1,701
Weighted average shares outstanding - diluted	100,552	105,271	110,053
Net earnings per share attributable to Varian - basic	$4.13	$3.88	$4.04
Net earnings per share attributable to Varian - diluted	$4.09	$3.83	$3.98
Anti-dilutive employee shared based awards, excluded	987	632	707
14. TAXES ON EARNINGS
The Company accounts for income taxes under an asset and liability approach where deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.
Taxes on earnings were as follows:

	Fiscal Years
	2015	2014	2013
(In millions)
Current provision:
Federal	$52.8	$86.6	$110.1
State and local	8.4	6.1	13.4
Foreign	76.0	62.2	54.3
Total current	137.2	154.9	177.8
Deferred provision (benefit):
Federal	2.5	5.0	(3.9)
State and local	(0.6)	(0.1)	(0.2)
Foreign	3.5	11.0	0.1
Total deferred	5.4	15.9	(4.0)
Taxes on earnings	$142.6	$170.8	$173.8
Earnings before taxes are generated from the following geographic areas:

	Fiscal Years
	2015	2014	2013
(In millions)
United States	$223.9	$173.9	$308.0
Foreign	330.8	400.6	304.1
Total earnings before taxes	$554.7	$574.5	$612.1

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	0.8%	0.8%	1.3%
Non-U.S. income taxed at different rates, net	(9.2)%	(5.2)%	(5.6)%
Other	(0.9)%	(0.9)%	(2.3)%
Effective tax rate	25.7%	29.7%	28.4%
During fiscal years 2015, 2014 and 2013, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes.
Significant components of deferred tax assets and liabilities are as follows:

	October 2,	September 26,
(In millions)	2015	2014
Deferred Tax Assets:
Deferred revenues	$28.2	$26.9
Deferred compensation	33.5	37.3
Product warranty	10.5	10.9
Inventory adjustments	20.9	19.7
Equity-based compensation	22.8	28.8
Environmental reserve	4.3	4.8
Accruals and reserves	14.3	14.3
Net operating loss carryforwards	92.6	79.1
Other	31.7	38.2
	258.8	260.0
Valuation allowance	(69.7)	(67.5)
Total deferred tax assets	189.1	192.5
Deferred Tax Liabilities:
Tax-deductible goodwill	(23.3)	(27.7)
Fixed assets	(15.5)	(16.3)
Unremitted earnings of foreign subsidiaries	(27.9)	(24.0)
Other	(34.8)	(29.3)
Total deferred tax liabilities	(101.5)	(97.3)
Net deferred tax assets	$87.6	$95.2
Reported As:
Net current deferred tax assets	$132.1	$126.0
Net long-term deferred tax assets (included in other assets)	9.4	11.5
Net current deferred tax liabilities (included in accrued liabilities)	(6.4)	(10.8)
Net long-term deferred tax liabilities (included in other long-term liabilities)	(47.5)	(31.5)
Net deferred tax assets	$87.6	$95.2

The Company has not provided for U.S. federal income and foreign withholding taxes on $1,635.0 million of cumulative undistributed earnings of non-U.S. subsidiaries as of October 2, 2015. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, an additional deferred taxes liability of approximately $421.3 million would be provided.
The Company has federal net operating loss carryforwards of approximately $12.1 million expiring between 2018 and 2031. The federal net operating loss carryforwards are subject to an annual limitation of approximately $1.3 million per year. The

Company has state net operating loss carryforwards of $10.9 million expiring between 2018 and 2032. The Company has foreign net operating loss carryforwards of $268.4 million with an indefinite life. Of this amount, $20.1 million is unavailable to the Company under local loss utilization rules.
The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized. The valuation allowance increased by $2.2 million during fiscal year 2015, increased by $6.8 million during fiscal year 2014, and increased by $14.9 million in fiscal year 2013.
Income taxes paid were as follows:

	Fiscal Years
	2015	2014	2013
(In millions)
Federal income taxes paid, net	$57.1	$66.2	$119.1
State, income taxes paid, net	7.2	7.3	14.9
Foreign income taxes paid, net	55.5	67.3	69.4
Total income taxes paid, net	$119.8	$140.8	$203.4
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
Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
	2015	2014	2013
(In millions)
Unrecognized tax benefits balance–beginning of fiscal year	$49.6	$37.0	$38.8
Additions based on tax positions related to a prior year	—	10.7	2.5
Reductions based on tax positions related to a prior year	(9.9)	(0.3)	(0.7)
Additions based on tax positions related to the current year	5.7	8.2	6.6
Settlements	—	(0.4)	(4.2)
Reductions resulting from the expiration of the applicable statute of limitations	(5.9)	(5.6)	(6.0)
Unrecognized tax benefits balance–end of fiscal year	$39.5	$49.6	$37.0

As of October 2, 2015, the total amount of gross unrecognized tax benefits was $39.5 million. Of this amount, $31.2 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.
The Company includes interest and penalties related to income taxes within taxes on earnings on the Consolidated Statements of Earnings. As of October 2, 2015, the Company had accrued $7.1 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2015, a net benefit of $0.5 million related to interest and penalties was included in taxes on earnings. As of September 26, 2014, the Company had accrued $7.8 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2014, a net benefit of $1.1 million related to interest and penalties was included in taxes on earnings.
The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2012. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2011. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2007.

15. BUSINESS COMBINATIONS
Business Combinations in Fiscal Year 2015
In September 2015, the Company purchased certain assets comprising a business from a sole proprietor for treatment planning software tools that will enhance both planning efficiency and treatment plan quality and allow oncologists to quickly adjust their intended dose distributions ahead of the treatment planning process. Through the acquisition, the Company also entered into a consulting agreement with the sole proprietor. The acquired assets were integrated into the Company's Oncology Systems reporting unit. The Company paid a total of $27.0 million for all of the assets in cash. The following table summarizes the purchase price allocation:

(In millions)	Fair Value
Finite-lived intangible assets with a weighted average useful life of 8.3 years	$8.3
Indefinite-lived intangible assets — IPR&D	8.8
Goodwill	9.9
Net assets acquired	$27.0
Claymount
In August 2015, the Company acquired Claymount Investments B.V. (“Claymount”), a Netherlands-based supplier of components and subsystems for X-ray imaging equipment manufacturers. The Company integrated Claymount into its X-ray imaging tubes and flat panel products reporting unit to enhance its ability to support a continuing industry-wide transition from analog to digital X-ray imaging. Total purchase price of the acquisition of $58.0 million was paid in cash. The following table summarizes the purchase price allocation:

(In millions)	Fair Value
Net tangible assets (1)	$11.3
Finite-lived intangible assets with a weighted average useful life of 6.0 years	16.2
Goodwill	30.5
Net assets acquired	$58.0

(1)	Includes $1.9 million in cash and cash equivalents.
MeVis
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis, a public company based in Bremen, Germany that provides image processing software and services for cancer screening, using $25.5 million in cash. The acquisition of MeVis was integrated into the Company's X-ray tubes and flat panel products reporting unit. The following table summarizes the purchase price allocation:

(In millions)	Fair Value
Net tangible assets (1)	$21.7
Finite-lived intangible assets with a weighted average useful life of 5.4 years	5.8
Goodwill	8.2
Fair value of net assets	35.7
Less: Noncontrolling interests(2)	10.2
Net assets acquired	$25.5

(1)	Includes $13.9 million cash and cash equivalents.

(2)	Fair value was determined using the market price of the shares of MeVis as of the acquisition date.
In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. Subsequent to fiscal year 2015, in October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of October 2, 2015, noncontrolling shareholders together held approximately 482,000 shares of MeVis, representing 26.5% of the outstanding shares.
Business Combinations in Fiscal Year 2014
Transpire
In July 2014, the Company closed the acquisition of certain assets and liabilities of Transpire, Inc. (“Transpire”), a privately-held developer of software solutions for accurately and rapidly predicting the macroscopic behavior of radiation. The Company’s Oncology Systems reporting unit integrated Transpire’s dose calculation software to improve its image guidance tools and deliver high-precision radiotherapy for the treatment of cancer. The Company’s Security and inspection products reporting unit is using certain other Transpire software to provide comprehensive solutions for customers that integrate the Company’s high-energy X-ray technology into systems for cargo screening, industrial inspection and non-destructive testing. The acquisition was accounted for as a business combination. Total purchase price of the acquisition of $19.3 million consisted of $16.0 million in cash and $3.3 million of earn-out consideration measured at fair value. The following table summarizes the purchase price allocation:

(In millions)	Fair Value
Net assumed liabilities	$(0.1)
Finite-lived intangible assets with a weighted average useful life of 6.1 years (1)	8.7
Indefinite-lived intangible assets — IPR&D	2.0
Goodwill (2)	8.7
Net assets acquired	$19.3

(1)	$6.0 million was allocated to the Company’s Oncology Systems reporting unit and $2.7 million to the Company’s Security and inspection products reporting unit.

(2)	$5.9 million was allocated to the Company's Oncology Systems reporting unit and $2.8 million to the Company's Security and inspection products reporting unit.
Velocity
In April 2014, the Company closed the acquisition of certain assets of Velocity Medical Solutions LLC (“Velocity”), a privately-held Atlanta-based developer of specialized software for cancer clinics. The Velocity software aggregates unstructured treatment and imaging data from diverse systems to give a more comprehensive view of a patient's diagnostic imaging and treatment history and help clinicians make more informed treatment decisions. The acquired assets of Velocity were integrated into the Company’s Oncology Systems reporting unit. The total purchase price of the acquisition of $19.9 million consisted of $17.0 million in cash (of which $2.6 million was held back) and $2.9 million of earn-out consideration measured at fair value. The following table summarizes the purchase price allocation:

(In millions)	Fair Value
Net assumed liabilities	$(0.5)
Finite-lived intangible assets with a weighted average useful life of 6.1 years	10.6
Goodwill	9.8
Net assets acquired	$19.9

Other information
All acquisitions listed above were accounted for as business combinations. Total transaction costs related to the Company’s acquisitions incurred during fiscal years 2015 and 2014 were $3.3 million and $0.7 million, respectively. These transaction costs were expensed as incurred in selling, general and administrative expenses in the Consolidated Statements of Earnings.
The Company’s purchase price allocation for acquisitions completed during fiscal year 2015 are preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from the Company’s acquisitions completed is primarily attributable to expected synergies. The goodwill is deductible for income tax purposes for all acquisitions except MeVis and Claymount. The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the fiscal years presented have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
16. VPT LOANS
The following table lists the Company's outstanding loans and commitments for funding development and construction of various proton therapy centers:

	October 2, 2015		September 26, 2014
(In millions)	Balance	Commitment	Balance	Commitment
Long-term notes receivable (1):
NYPC loan	$18.7	$72.8	$—	$—
MPTC loan	12.2	22.8	10.0	—
	$30.9	$95.6	$10.0	$—
Available-for-sale Securities:
CPTC loans	$83.9	$—	$75.6	4.7
	$83.9	$—	$75.6	$4.7
(1) Included in other assets on the Company's Consolidated Balance Sheets.
NYPC Loan
In July 2015, the Company, through one of its subsidiaries, committed to loan up to $91.5 million to MM Proton I, LLC in connection with a purchase agreement to supply a proton system to equip the NYPC. The commitment includes a $73.0 million “Senior First Lien Loan” with a six-year term at 9% interest and an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. The Company's entire commitment of the Subordinate Loan was drawn down in fiscal year 2015. The Company expects the remaining draw downs of the Senior First Lien Loan to take place primarily through fiscal year 2018. Other lenders participating in the NYPC loans include J.P. Morgan and an affiliate of The Goldman Sachs Group, Inc. The Senior First Lien Loan is collateralized by all of the assets of the NYPC.
MPTC Loan
In May 2015, the Company, through one of its subsidiaries, committed to loan up to $35.0 million to MPTC, which included rolling over an existing loan for $10.0 million plus $2.2 million of previously accrued interest. The Company had previously entered into an agreement with MPTC to supply it with a proton system. Varian's commitment is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The Company's outstanding commitment under the loan to MPTC is to be paid in four installments of $5.7 million each on June 30, 2016, September 30, 2016, December 30, 2016 and March 31, 2017. The interest on the loan accrues at 12%.
As of October 2, 2015, the Company had recorded $28.6 million in accounts receivable from MPTC, which included unbilled accounts receivable.
CPTC Loans
In September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million (“Tranche A loan”) to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under the Tranche A loan was $115.3 million. In June 2014, the Company, through its Swiss subsidiary, entered into a series of agreements, pursuant to which J.P. Morgan assumed $45.0 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Pursuant to these agreements, J.P. Morgan purchased $38.1 million of the Company’s outstanding Tranche A loan at par value. Through these agreements, the Company’s Swiss subsidiary also increased its individual loan commitment by $10.0 million (“Tranche B loan”). The Tranche A and Tranche B loans are collectively, referred to as the “CPTC Loans.”
As of October 2, 2015, the Company had loaned $73.5 million under the Tranche A loan and $10.4 million under the Tranche B loan. As of September 26, 2014, the Company had loaned $66.2 million under the Tranche A loan and $9.4 million under the Tranche B loan. The amounts loaned under the Tranche A and Tranche B loans include accrued interest. ORIX has the option to purchase the Company's share of the CPTC loans at par. The CPTC loans meet the definition of a debt security and therefore are accounted for as available-for-sale securities and recorded at fair value for both fiscal year 2015 and 2014. During the fourth quarter of fiscal year 2015, the Company reclassified the Tranche A loan from short-term investment to other assets on the Company's Consolidated Balance Sheet as the Company did not expect to be repaid and did not intend to sell all or a portion of its Tranche A loan in the next fiscal year. The Tranche B loan was included in other assets on the Company's Consolidated Balance Sheet for both fiscal year 2015 and 2014. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center. The CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. To date no amortizing principal payments have been made. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; the Company's proportionate share of this commitment is $4.4 million and is expected to be drawn down during fiscal year 2016. There were no other significant changes to the loan agreements.
As of October 2, 2015 and September 26, 2014, the Company had recorded $25.2 million and $20.1 million in accounts receivable from CPTC, respectively, which included unbilled accounts receivable.
The Company has determined that MM Proton I, LLC, MPTC and CPTC are variable interest entities and that the Company holds a significant variable interest of each of the entities through its participation in the loan facilities and its agreements to supply and service the proton therapy equipment. The Company has concluded that it is not the primary beneficiary of any of these entities. The Company has no voting rights, has no approval authority or veto rights for these centers' budget, and does not have the power to direct patient recruitment, clinical operations and management of these Centers, which the Company believes are the matters that most significantly affect their economic performance. The Company’s exposure to loss as a result of its involvement with MM Proton I, LLC, MPTC and CPTC is limited to the carrying amounts of the above mentioned assets on its Consolidated Balance Sheets.
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
Description of Segments
The Oncology Systems segment designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiation therapy, and advanced treatments such as fixed field intensity-modulated radiation therapy(“IMRT”), image-guided radiation therapy (“IGRT”), VMAT, stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy(“SBRT”) and brachytherapy. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as IMRT, IGRT, VMAT, SRS and SBRT, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by neurosurgeons to perform stereotactic radiosurgery. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.

The Imaging Components segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics and industrial applications. The Company provides a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, ionization chambers and automatic exposure control systems. The Company’s X-ray imaging components are sold to imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems, to independent service companies and directly to end-users for replacement purposes. The Imaging Components segment also designs, manufactures, sells and services security and inspection products, which include Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate its products into their inspection systems.
The Company’s GTC and VPT business are reported together under the “Other” category.
The VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.
GTC develops technologies that enhance the Company’s current businesses or may lead to new business areas, including technology to improve radiation therapy and X-ray imaging, as well as other technology for a variety of applications.
Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
Segment Data

	Revenues			Operating Earnings(1)
	Fiscal Years			Fiscal Years
(In millions)	2015	2014	2013	2015	2014	2013
Oncology Systems	$2,344.0	$2,344.2	$2,252.7	$485.4	$495.5	$512.0
Imaging Components	611.2	660.2	641.9	131.3	169.9	165.6
Total reportable segments	2,955.2	3,004.4	2,894.6	616.7	665.4	677.6
Other	143.9	45.4	48.3	(31.2)	(52.7)	(46.4)
Corporate	—	—	—	(36.5)	(41.5)	(22.3)
Total Company	$3,099.1	$3,049.8	$2,942.9	$549.0	$571.2	$608.9

(1)	Operating earnings of reportable segments and Other include an allocation of corporate expenses based on a percentage of their sales.

	Depreciation & Amortization			Total Assets
	Fiscal Years			Fiscal Years
(In millions)	2015	2014	2013	2015	2014	2013
Oncology Systems	$27.2	$24.8	$21.0	$1,412.5	$1,314.1	$1,217.0
Imaging Components	15.7	14.7	14.6	555.4	431.6	398.5
Total reportable segments	42.9	39.5	35.6	1,967.9	1,745.7	1,615.5
Other	4.9	1.0	1.4	296.2	278.6	278.1
Corporate	20.7	22.0	25.9	1,336.6	1,333.0	1,574.9
Total Company	$68.5	$62.5	$62.9	$3,600.7	$3,357.3	$3,468.5

The reconciliation of segment operating earnings to the Company’s earnings before taxes was as follows:

	Fiscal Years
	2015	2014	2013
Oncology Systems	$485.4	$495.5	$512.0
Imaging Components	131.3	169.9	165.6
Total reportable segments	616.7	665.4	677.6
Other	(31.2)	(52.7)	(46.4)
Corporate	(36.5)	(41.5)	(22.3)
Interest income, net	5.7	3.3	3.2
Total earnings before taxes	$554.7	$574.5	$612.1

Geographic Information

	Revenues			Property, plant and equipment, net
	Fiscal Years			Fiscal Years
(In millions)	2015	2014	2013	2015	2014	2013
United States	$1,418.3	$1,290.1	$1,241.2	$292.6	$262.7	$237.8
International	1,680.8	1,759.7	1,701.7	86.6	75.3	77.5
Total Company	$3,099.1	$3,049.8	$2,942.9	$379.2	$338.0	$315.3
The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on final destination of products sold. Japan represented approximately 11% and 13% of the Company’s total revenues in fiscal years 2015 and 2014, respectively. No single foreign country represented 10% or more of the Company’s total revenues in fiscal year in 2013. Intercompany and intracompany profits are eliminated in consolidation.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2015
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$737.9	$759.4	$784.0	$817.8	$3,099.1
Gross margin	$327.0	$322.5	$315.0	$318.2	$1,282.7
Net earnings attributable to Varian	$93.3	$106.0	$113.5	$98.7	$411.5
Net earnings per share – basic:	$0.93	$1.06	$1.14	$1.00	$4.13
Net earnings per share – diluted:	$0.92	$1.05	$1.13	$0.99	$4.09
	Fiscal Year 2014
(In millions, except per share amounts)	First Quarter	Second Quarter (1)	Third Quarter	Fourth Quarter	Total Year
Total revenues	$711.5	$778.5	$747.7	$812.1	$3,049.8
Gross margin	$309.6	$328.3	$323.7	$340.1	$1,301.7
Net earnings attributable to Varian	$98.0	$92.7	$107.1	$105.9	$403.7
Net earnings per share – basic:	$0.92	$0.89	$1.03	$1.04	$3.88
Net earnings per share – diluted:	$0.91	$0.88	$1.02	$1.02	$3.83

(1)	In the second quarter of fiscal year 2014, net earnings attributable to Varian included a $25.1 million litigation charge related to a settlement agreement with the University of Pittsburgh.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of October 2, 2015. PricewaterhouseCoopers LLP has issued a report on the Company’s internal control over financial reporting as of October 2, 2015, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Varian Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at October 2, 2015 and September 26, 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 2, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
November 25, 2015

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

(c)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of October 2, 2015 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	3,601,492	(2)	$72.58	12,523,392	(3)
Total	3,601,492		$72.58	12,523,392

(1)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, deferred stock units and performance units, which have no exercise price.

(2)
Consists of stock options, restricted stock units, deferred stock units and performance units granted under the Third Amended and Restated 2005 Omnibus Stock Plan (the “Third Amended 2005 Plan”). The shares available for grant limit is further adjusted to reflect a maximum payout of 2.0 shares that could be issued for each performance unit granted beginning in fiscal year 2015 and a maximum payout of 1.5 shares that could be issued for each performance unit granted prior to fiscal year 2015.

(3)	Includes 5,862,010 shares available for future issuance under the 2010 Employee Stock Purchase Plan.
For a description of the material features of the Third Amended 2005 Plan, see Note 12, "Employee Stock Plans" of the Notes to the Consolidated Financial Statements, which description is incorporated by reference.
The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2016 Annual Meeting of Stockholders under the caption “Proposal Three—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

•Consolidated Statements of Earnings
•Consolidated Statements of Comprehensive Earnings
•Consolidated Balance Sheets
•Consolidated Statements of Cash Flows
•Consolidated Statements of Equity
•Notes to the Consolidated Financial Statements
•Report of Independent Registered Public Accounting Firm

(2)	Consolidated Financial Statement Schedule:
The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2015, 2014 and 2013 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

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
Dated: November 25, 2015

VARIAN MEDICAL SYSTEMS, INC.

By:	/s/ ELISHA W. FINNEY
Elisha W. Finney Executive Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DOW R. WILSON	President and Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2015
Dow R. Wilson

/s/ ELISHA W. FINNEY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 25, 2015
Elisha W. Finney

/s/ CLARENCE R. VERHOEF	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 25, 2015
Clarence R. Verhoef

/s/ R. ANDREW ECKERT	Chairman of the Board	November 25, 2015
R. Andrew Eckert

/s/ TIMOTHY E. GUERTIN	Vice Chairman of the Board	November 25, 2015
Timothy E. Guertin

/s/ SUSAN L. BOSTROM	Director	November 25, 2015
Susan L. Bostrom

/s/ REGINA E. DUGAN	Director	November 25, 2015
Regina E. Dugan

/s/ DAVID J. ILLINGWORTH	Director	November 25, 2015
David J. Illingworth

/s/ MARK R. LARET	Director	November 25, 2015
Mark R. Laret

/s/ RUEDIGER NAUMANN-ETIENNE	Director	November 25, 2015
Ruediger Naumann-Etienne

/s/ ERICH R. REINHARDT	Director	November 25, 2015
Erich R. Reinhardt

/s/ VENKATRAMAN THYAGARAJAN	Director	November 25, 2015
Venkatraman Thyagarajan

Schedule II
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-offs Adjustments Charged to Allowance	Balance at End of Period
		(In thousands)
2015	Allowance for doubtful accounts receivable	$20,317	$1,123	$(222)	$21,218
2014	Allowance for doubtful accounts receivable	$14,735	$7,150	$(1,568)	$20,317
2013	Allowance for doubtful accounts receivable	$14,386	$5,984	$(5,635)	$14,735

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In thousands)
2015	Valuation allowance for deferred tax assets	$67,468	$4,666	$(2,450)	$69,684
2014	Valuation allowance for deferred tax assets	$60,704	$8,319	$(1,555)	$67,468
2013	Valuation allowance for deferred tax assets	$45,751	$14,953	$—	$60,704

EXHIBIT INDEX

Exhibit Number	Description

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

10.2†*	Form of Registrant’s Change in Control Agreement for Chief Executive Officer.

10.3†*	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel).

10.4†*	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel).

10.5†*	Form of Registrant’s Change in Control Agreement for Key Employees.

10.6
Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.7
Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

10.8
Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

10.9
Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 2, 1999, File No. 1-7598).

10.10†
Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

10.11†
Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).

Exhibit Number	Description

10.12†*	Registrant’s Management Incentive Plan.

10.13†
Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).

10.14†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.15†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 20, 2015.

10.16†
Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2007, File No. 1-7598).

10.17†
Amendment No. 3 to the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 3, 2009, File No. 1-7598).

10.18†
Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (effective for nonqualified stock option awards) (incorporated by reference to Exhibit No. 10.22 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2007, File No. 1-7598).

10.19†
Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (effective for nonqualified stock option awards granted to executive officers) (incorporated by reference to Exhibit No. 10.23 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2007, File No. 1-7598).

10.20†
Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Second Amended and Restated 2005 Omnibus Stock Plan (effective for nonqualified stock option awards granted to non-employee directors) (incorporated by reference to Exhibit No. 10.24 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 28, 2007, File No. 1-7598).

10.21†
Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.22†
Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.23†
Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for nonqualified stock option awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

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

Exhibit Number	Description

10.27†
Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.28†
Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for restricted stock unit awards granted to executive officers on or after October 1, 2013 and prior to November 9, 2015) (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended December 27, 2013, File No. 1-7598).

10.29†
Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for restricted stock unit awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.30†*	Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan.

10.31†*
Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for performance unit awards granted to executive officers on or after October 1, 2013 and prior to November 9, 2015).

10.32†
Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for performance unit awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.33†
Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.34†
Form of Registrant’s Non-Employee Grant Agreement for Deferred Stock Units (for use in Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.35†
Form of Registrant’s Non-Employee Grant Agreement for Deferred Stock Units (for use outside of U.S. except for Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.31 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2012, File No. 1-7598).

10.36
Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit No. 10.32 to the Registrant’s Form 10-K Annual Report for the year ended September 26, 2014, File No. 1-7598).

10.37
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

10.38
Loan and Security Agreement between California Proton Treatment Center, LLC, ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.44 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).

10.39*
First Amendment to Loan and Security Agreement and Other Loan Documents among ORIX Capital Markets, LLC, California Proton Treatment Center, LLC and Jeffrey L. Bordox and James Thomson, dated as of October 25, 2013.

Exhibit Number	Description

10.40*
Second Amendment to Loan and Security Agreement and Other Loan Documents among ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, and Varian Medical Systems International AG, dated as of June 10, 2014.

10.41*
Third Amendment to Loan and Security Agreement and Other Loan Documents And Amendment to Fee Deed of Trust and Leasehold Deed of Trust among ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, Varian Medical Systems International AG, and JP Morgan Chase Bank, N.A., dated as of November 6, 2015.

10.42
Revenue Sharing Agreement between ORIX Proton San Diego, LLC and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.45 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).

10.43*++
Loan and Security Agreement (Building Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant.

10.44*++
First Amendment to Loan and Security Agreement (Building Loan) dated as of August 5, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant.

10.45*++
Loan and Security Agreement (Project Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, a Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein. “Lenders” includes the Registrant.

10.46*++
Amendment No. One to Loan and Security Agreement (Project Loan) dated as of July 31, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein. “Lenders” includes the Registrant.

21*	List of Subsidiaries as of November 1, 2015.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.