Form 10-Q
period 2016-01-01
VARIAN MEDICAL SYSTEMS INC
filed 2016-02-09
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,502,553 shares of common stock, par value $1 per share, outstanding as of January 29, 2016.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended January 1, 2016

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	January 1,	January 2,
(In thousands, except per share amounts)	2016	2015
Revenues:
Product	$500,526	$475,830
Service	256,607	262,024
Total revenues	757,133	737,854
Cost of revenues:
Product	343,456	305,817
Service	103,985	105,029
Total cost of revenues	447,441	410,846
Gross margin	309,692	327,008
Operating expenses:
Research and development	59,981	57,076
Selling, general and administrative	133,061	140,482
Total operating expenses	193,042	197,558
Operating earnings	116,650	129,450
Interest income	3,949	3,040
Interest expense	(2,230)	(2,045)
Earnings before taxes	118,369	130,445
Taxes on earnings	29,327	37,131
Net earnings	89,042	93,314
Less: Net earnings attributable to noncontrolling interests	15	—
Net earnings attributable to Varian	$89,027	$93,314
Net earnings per share - basic	$0.92	$0.93
Net earnings per share - diluted	$0.91	$0.92
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	97,156	100,468
Weighted average shares outstanding - diluted	97,843	101,642

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
	January 1,	January 2,
(In thousands)	2016	2015
Net earnings	$89,042	$93,314
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $45 and $41	(72)	(38)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($132) and ($116)	601	504
	529	466
Derivative instruments:
Change in unrealized gain (loss), net of tax expense of ($54) and ($284)	91	475
Reclassification adjustments, net of tax benefit of $0 and $326	—	(545)
	91	(70)
Available-for-sale securities:
Change in unrealized gain (loss), net of tax benefit of $141	(299)	—
Reclassification adjustments, net of tax expense of ($193)	411	—
	112	—
Currency translation adjustment	(4,653)	(12,290)
Other comprehensive loss	(3,921)	(11,894)
Comprehensive earnings	85,121	81,420
Less: Comprehensive earnings attributable to noncontrolling interests	15	—
Comprehensive earnings attributable to Varian	$85,106	$81,420

 See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 1,	October 2,
(In thousands, except par values)	2016	2015 (1)
Assets
Current assets:
Cash and cash equivalents	$953,377	$845,468
Accounts receivable, net of allowance for doubtful accounts of $25,029 at January 1, 2016 and $21,218 at October 2, 2015	768,548	770,920
Inventories	613,069	612,607
Prepaid expenses and other current assets	174,693	163,984
Deferred tax assets	130,529	132,066
Total current assets	2,640,216	2,525,045
Property, plant and equipment, net	372,858	379,215
Goodwill	281,773	283,452
Other assets	431,815	413,036
Total assets	$3,726,662	$3,600,748
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$173,996	$202,918
Accrued liabilities	352,711	353,500
Deferred revenues	502,871	489,775
Advance payments from customers	176,228	178,265
Short-term borrowings	333,249	108,446
Current maturities of long-term debt	50,000	50,000
Total current liabilities	1,589,055	1,382,904
Long-term debt and other borrowings	345,000	337,500
Other long-term liabilities	150,543	154,000
Total liabilities	2,084,598	1,874,404
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	10,382	—
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 95,999 and 98,070 shares issued and outstanding at January 1, 2016 and at October 2, 2015, respectively	95,999	98,070
Capital in excess of par value	659,865	682,167
Retained earnings	962,324	1,017,826
Accumulated other comprehensive loss	(90,384)	(86,463)
Total Varian stockholders' equity	1,627,804	1,711,600
Noncontrolling interests	3,878	14,744
Total equity	1,631,682	1,726,344
Total liabilities, redeemable noncontrolling interests and equity	$3,726,662	$3,600,748

(1) The condensed consolidated balance sheet as of October 2, 2015 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 1,	January 2,
(In thousands)	2016	2015
Cash flows from operating activities:
Net earnings	$89,042	$93,314
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	11,255	12,737
Tax benefits from exercises of share-based payment awards	1,044	6,264
Excess tax benefits from share-based compensation	(1,101)	(6,239)
Depreciation	15,483	15,424
Amortization of intangible assets	2,987	1,647
Deferred taxes	(3,223)	14,110
Provision for doubtful accounts receivable	3,997	7,901
Other, net	1,051	217
Changes in assets and liabilities:
Accounts receivable	(29,461)	43,720
Inventories	(3,989)	(62,149)
Prepaid expenses and other assets	(11,956)	(8,035)
Accounts payable	(14,177)	(37,012)
Accrued liabilities and other long-term liabilities	5,288	(25,572)
Deferred revenues and advance payments from customers	10,982	22,625
Net cash provided by operating activities	77,222	78,952
Cash flows from investing activities:
Purchases of property, plant and equipment	(27,308)	(21,723)
Investment in available-for-sale securities	(880)	(942)
Sale of available-for-sale securities	8,638	—
Notes receivable	(2,069)	(3,000)
Amounts paid to deferred compensation plan trust account	(2,725)	—
Other	84	87
Net cash used in investing activities	(24,260)	(25,578)
Cash flows from financing activities:
Repurchases of common stock	(192,077)	(125,535)
Proceeds from issuance of common stock to employees	15,329	34,795
Excess tax benefits from share-based compensation	1,101	6,239
Employees' taxes withheld and paid for restricted stock and restricted stock units	(4,477)	(11,362)
Borrowings under credit facility agreement	75,000	—
Repayments under credit facility agreement	(67,500)	(12,500)
Net borrowings under credit facility agreements with maturities less than 90 days	225,000	100,000
Contingent consideration and hold back	(2,550)	(734)
Other	—	1,774
Net cash provided by (used in) financing activities	49,826	(7,323)
Effects of exchange rate changes on cash and cash equivalents	5,121	9,033
Net increase in cash and cash equivalents	107,909	55,084
Cash and cash equivalents at beginning of period	845,468	849,275
Cash and cash equivalents at end of period	$953,377	$904,359
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively, the “Company”) designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy. The Company also designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics and industrial applications. In addition, the Company designs, manufactures, sells and services linear accelerators, image processing software and image detection products for security and inspection purposes. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 2, 2015 (the “2015 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of January 1, 2016 and October 2, 2015, results of operations and statements of comprehensive earnings for the three months ended January 1, 2016 and January 2, 2015, and cash flows for the three months ended January 1, 2016 and January 2, 2015. The results of operations for the three months ended January 1, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53- week periods ending on the Friday nearest September 30. Fiscal year 2016 is the 52-week period ending September 30, 2016, and fiscal year 2015 was the 53-week period ended October 2, 2015. The fiscal quarter ended January 1, 2016 was a 13-week period and the fiscal quarter ended January 2, 2015 was a 14-week period.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
In January 2016, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In November 2015, the FASB issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. The amendment affects presentation only and will be effective for the Company beginning in its first quarter of fiscal year 2018. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.
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
In April 2015, the FASB issued an amendment to its accounting guidance related to retirement benefits. The amendment provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The amendment also provides a practical expedient that permits an entity that has a significant event in an interim period to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2017. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

2. BALANCE SHEET COMPONENTS

The following tables summarize the Company's available-for-sale securities (in millions):

January 1, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
Corporate debt securities:
CPTC loans	$86.7	$—	$—	$86.7
	$86.7	$—	$—	$86.7

October 2, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale Securities:
Corporate debt securities:
CPTC loans	$83.9	$—	$—	$83.9
Other	8.6	0.1	(0.3)	8.4
Non-U.S. government security	0.7	—	—	0.7
	$93.2	$0.1	$(0.3)	$93.0

See Note 15, "VPT Loans" for more information on California Proton Treatment Center, LLC (“CPTC”) loans.

Available-for-sale securities are included in other assets because their maturity dates are greater than one year, and the Company did not intend to sell all or a portion of its loans in the next twelve months. As of January 1, 2016, the Company anticipates that it will recover the entire amortized cost basis of all of its available-for-sale securities and determined that no other-than-temporary impairments were required to be recognized.

	January 1,	October 2,
(In millions)	2016	2015
Inventories:
Raw materials and parts	$375.9	$348.3
Work-in-process	88.4	98.2
Finished goods	148.8	166.1
Total inventories	$613.1	$612.6

	January 1,	October 2,
(In millions)	2016	2015
Other long-term liabilities:
Long-term income taxes payable	$44.8	$44.5
Long-term deferred income taxes	42.8	47.5
Other	62.9	62.0
Total other long-term liabilities	$150.5	$154.0
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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at January 1, 2016:
Available-for-sale securities:
Corporate debt securities	$—	$—	$86.7	$86.7
Derivative assets	—	0.2	—	0.2
Total assets measured at fair value	$—	$0.2	$86.7	$86.9

Liabilities at January 1, 2016:
Contingent consideration	$—	$—	$(4.1)	$(4.1)
Total liabilities measured at fair value	$—	$—	$(4.1)	$(4.1)

Assets at October 2, 2015:
Available-for-sale securities:
Corporate debt securities	$—	$8.4	$83.9	$92.3
Non-U.S. government security	—	0.7	—	0.7
Total assets measured at fair value	$—	$9.1	$83.9	$93.0

Liabilities at October 2, 2015:
Contingent consideration	$—	$—	$(4.1)	$(4.1)
Total liabilities measured at fair value	$—	$—	$(4.1)	$(4.1)

The Company's available-for-sale securities are included in other assets, derivative assets are included in prepaid expenses and other current assets, and contingent consideration is included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	CPTC Loans	Contingent Consideration
Balance at October 2, 2015	$83.9	$(4.1)
Additions (1)	2.8	—
Balance at January 1, 2016	$86.7	$(4.1)

(1)	Amounts reported under CPTC loans include accrued interest.

There were no transfers of assets or liabilities between fair value measurement levels during either the three months ended January 1, 2016, or the three months ended January 2, 2015. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, short-term notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of both January 1, 2016 and October 2, 2015, the fair value of current maturities of long-term debt approximated its carrying value of $50.0 million, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $325.0 million and $337.5 million, at January 1, 2016 and October 2, 2015, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $33.0 million and $30.9 million at January 1, 2016 and October 2, 2015, respectively, because it is based on terms of recent comparable transactions and is categorized as Level 3 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

4. RECEIVABLES
The following table summarizes the Company's accounts receivable and notes receivable as of January 1, 2016 and October 2, 2015:

(In millions)	January 1, 2016	October 2, 2015
Accounts receivable, gross	$857.8	$838.2
Allowance for doubtful accounts	(25.0)	$(21.2)
Accounts receivable, net	$832.8	$817.0
Short-term	$768.5	$770.9
Long-term	$64.3	$46.1

Notes receivable	$43.0	$40.9
Short-term	$10.0	$10.0
Long-term	$33.0	$30.9
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
Allowance for doubtful accounts is entirely related to the short-term accounts receivable as of January 1, 2016 and October 2, 2015. There was no material activity in the allowance for doubtful financing accounts receivable during both the three months ended January 1, 2016 and January 2, 2015, respectively.
See Note 15, "VPT Loans" for more information on the Company's long-term notes receivable balances.

5. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Imaging Components	Other	Total
Balance at October 2, 2015	$158.8	$74.7	$50.0	$283.5
Foreign currency translation adjustments	—	—	(1.7)	(1.7)
Balance at January 1, 2016	$158.8	$74.7	$48.3	$281.8
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets in the Condensed Consolidated Balance Sheets:

	January 1,	October 2,
(In millions)	2016	2015
Finite-lived intangible assets:
Acquired existing technology	$71.7	$71.7
Patents, licenses and other	34.7	35.3
Customer contracts and supplier relationship	20.1	20.1
Accumulated amortization	(68.0)	(65.1)
Net carrying amount	$58.5	$62.0

As of January 1, 2016 and October 2, 2015, the Company also had $10.6 million of in-process research and development assets.
Amortization expense for intangible assets was $3.0 million and $1.6 million in the three months ended January 1, 2016 and January 2, 2015, respectively. The Company estimates the amortization expense for the remaining nine months of fiscal year

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

2016, fiscal years 2017 through 2020, and thereafter, will be as follows (in millions): $10.0, $13.1, $9.6, $9.0, $7.7, and $9.1, respectively.

6. RELATED PARTY TRANSACTIONS
VMS has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays (“flat panels”) for the Company’s Imaging Components’ digital image detectors, for its Oncology Systems’ On-Board Imager® and PortalVisionTM imaging products as well as the imaging system in its Varian Particle Therapy ProBeam® system. In accordance with the dpiX Holding agreement, net profits or losses are allocated to the members, in accordance with their ownership interests.
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded losses of $0.7 million and $0.4 million in the three months ended January 1, 2016 and January 2, 2015, respectively, from its equity investment in dpiX Holding. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in other assets on the Condensed Consolidated Balance Sheets, was $47.3 million at both January 1, 2016 and at October 2, 2015.
The Company purchased glass transistor arrays from dpiX totaling $5.0 million and $4.3 million in the three months ended January 1, 2016 and January 2, 2015, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues - product in the Condensed Consolidated Statements of Earnings for these fiscal periods.
In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of January 1, 2016, the Company had fixed cost commitments of $18.0 million related to this amended agreement through December 31, 2016. The fixed cost commitments for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
The Company has determined that dpiX is a variable interest entity because at-risk equity holders, as a group, lack the characteristics of a controlling financial interest. Majority votes are required to direct the manufacturing activities, legal operations and other activities that most significantly affect dpiX’s economic performance. The Company does not have majority voting rights and no power to direct the activities of dpiX and therefore is not the primary beneficiary of dpiX. The Company’s exposure to loss as a result of its involvement with dpiX is limited to the carrying value of the Company’s investment and fixed cost commitments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

7. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	January 1, 2016		October 2, 2015
(In millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$50.0	1.42%	$50.0	1.32%
2013 Revolving Credit Facility	315.0	1.56%	90.0	1.57%
Sumitomo Credit Facility	18.2	0.63%	18.4	0.63%
Total short-term debt	$383.2		$158.4

Long-term debt:
2013 Term Loan Facility	$325.0	1.42%	$337.5	1.32%
2013 Revolving Credit Facility	20.0	3.75%	—	—%
Total long-term debt	$345.0		$337.5
On August 27, 2013, VMS entered into an agreement (as amended to date) with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Credit Agreement"). The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $500 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. In November 2015, the Company amended its Credit Agreement to increase the aggregate commitments under its revolving credit facility from $300 million to $500 million, reduce commitment fees and interest rate margins applicable to borrowings and increase the maximum consolidated leverage ratio that the Company must maintain. The 2013 Credit Facility contains provisions that limit the Company’s ability to pay cash dividends. The Credit Agreement will expire in August 2018. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes.
Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 0.875% to 1.125% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.125% based on the same leverage Ratio, depending upon instructions from the Company.
Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.125% to 1.375% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.125% to 0.375% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility have a maturity of approximately 30 days if based on the Eurodollar Rate and the same maturity as the 2013 Term Loan Facility if based on the base rate.
Subject to certain limitations on the amount secured, the Company has pledged 65% of the voting shares issued by Varian Medical Systems Nederland Holdings B.V., a wholly owned subsidiary, as security for the 2013 Credit Facility. This share pledge also secures all hedging or treasury management obligations entered into by the Company with a Lender. The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount secured. As of January 1, 2016, the 2013 Credit Facility was not guaranteed by any VMS subsidiary.
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

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2016, the Sumitomo Credit Facility was extended and will expire in February 2017. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Asset Derivatives
		January 1, 2016	October 2, 2015
(In millions)	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.2	$—
Total derivatives		$0.2	$—

At January 1, 2016 and October 2, 2015, the fair value of the Company's derivatives not designated as hedging instruments was immaterial. See Note 3, "Fair Value" regarding valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2015 Annual Report regarding credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of January 1, 2016 and October 2, 2015, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities
The Company designates and accounts for certain of its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualify as cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts excluded from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. During the three months ended January 1, 2016, the Company did not discontinue any cash flow hedges. At the inception of the hedge relationship and quarterly after, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of January 1, 2016, all forecasted cash flows were still probable to occur. As of January 1, 2016, the net unrealized gain on derivative instruments, before tax, of $0.1 million was included in accumulated other comprehensive loss and is expected to be reclassified to earnings over the next 12 months that follows.
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

January 1, 2016
(In millions)	Notional Value Sold
Euro	$49.5
Totals	$49.5

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended			Three Months Ended
	January 1,	January 2,		January 1,	January 2,
(In millions)	2016	2015		2016	2015
Foreign currency forward contracts	$0.1	$0.8	Revenues	$—	$0.9
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	January 1, 2016
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$18.7	$—
Brazilian Real	2.6	—
British Pound	47.1	—
Canadian Dollar	—	5.2
Danish Krone	—	0.4
Euro	237.5	1.0
Hungarian Forint	16.2	—
Indian Rupee	12.0	—
Japanese Yen	64.2	—
Swedish Krona	7.6	—
Swiss Franc	—	72.4
Thai Baht	3.1	—
Totals	$409.0	$79.0

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments:

Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Net Earnings on Derivative
	Three Months Ended
	January 1,	January 2,
(In millions)	2016	2015
Selling, general and administrative expenses	$7.4	$11.5

The gains or losses on these derivative instruments were significantly offset by the gains or losses resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of January 1, 2016 and October 2, 2015, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
	January 1,	January 2,
(In millions)	2016	2015
Accrued product warranty, at beginning of period	$45.9	$49.3
Charged to cost of revenues	12.2	9.4
Actual product warranty expenditures	(12.0)	(13.0)
Accrued product warranty, at end of period	$46.1	$45.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Long-term accrued product warranty costs of $1.9 million and $2.0 million are included under other long-term liabilities on the Condensed Consolidated Balance Sheets as of January 1, 2016 and October 2, 2015, respectively. The remaining short-term accrued product warranty is included under accrued liabilities on the Condensed Consolidated Balance Sheets.
Other Commitments

See Note 15, "VPT Loans" for additional information about the Company's commitments for funding development and construction of various proton therapy centers .
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
The Company spent $0.2 million and $0.3 million (net of amounts borne by VI and VSEA) in the three months ended January 1, 2016 and January 2, 2015, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of January 1, 2016, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.4 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of January 1, 2016. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.4 million for these cleanup projects as of January 1, 2016. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of January 1, 2016, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.3 million to $25.7 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of January 1, 2016. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $8.7 million at January 1, 2016. Accordingly, the Company has accrued $7.2 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.4 million described in the preceding paragraph.
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $1.9 million at January 1, 2016 and $2.1 million at October 2, 2015, with the noncurrent receivables portion included in other assets and the payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.
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
In September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of three patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. During September 2015 and October 2015, the Company filed several complaints in the U.S. and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam imaging gantries, volumetric modulated arc therapy (“VMAT”), and MR-Linac. These lawsuits are in the initial stages and at this time, and the Company is unable to predict the ultimate outcome of this matter. Therefore, no amounts have been accrued as of January 1, 2016.
In June 2015, a foreign subsidiary of the Company was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. The Company has requested a judicial review available under Portuguese criminal procedure processes as to whether or not such changes are proper under Portuguese law. The Company previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission.  At this time, the Company is unable to predict the ultimate outcome of this matter, and therefore no amounts have been accrued as of January 1, 2016.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Restructuring Charges
As part of the Company's plan to enhance operational performance through productivity initiatives, the Company incurred a workforce reduction, primarily in it's Oncology Systems and Imaging Components segments, in the first quarter of fiscal year 2016. The Company incurred $4.8 million in restructuring charges in connection with the above mentioned restructuring program, of which $2.7 million was paid in cash during the three months ended January 1, 2016. The Company expects to complete the above mentioned restructuring program by the end of fiscal year 2016, and any remaining restructuring charges are not expected to be material.
The Company incurred $10.5 million in restructuring charges related to an enhanced retirement program and workforce reduction in fiscal year 2015 during the three months ended January 2, 2015.

10. RETIREMENT PLANS
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
The components of net defined benefit costs were as follows:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2016	2015
Defined Benefit Plans
Service cost	$1,475	$1,187
Interest cost	1,040	1,295
Expected return on plan assets	(1,739)	(1,816)
Amortization of prior service cost	9	47
Recognized actuarial loss	726	614
Net periodic benefit cost	$1,511	$1,327

The Company currently expects total contributions to the defined benefit plans for fiscal year 2016 will be approximately $7.4 million.

11. INCOME TAXES
The Company’s effective tax rate was 24.8% for the three months ended January 1, 2016, compared to 28.5% for the year-ago period of fiscal year 2015. The decrease in the Company’s effective tax rate during the three months ended January 1, 2016 compared to the year ago period, was primarily due to the geographic mix of earnings and the reinstatement of the federal research and development tax credit.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes.
The total amount of unrecognized tax benefits did not materially change during the three months ended January 1, 2016; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
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
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended
	January 1,	January 2,
(in thousands, except per share amounts)	2016	2015
Number of shares	2,425	1,500
Average repurchase price per share	$79.20	$83.69
Total cost	$192,077	$125,535
As of January 1, 2016, 7,000,000 shares of VMS common stock remained available for repurchase under the November 2015 authorization. Subsequent to January 1, 2016, the Company paid $40.4 million and received 519,186 shares of VMS common stock as part of an accelerated share repurchase.
Other Comprehensive Earnings
The changes in accumulated other comprehensive earnings (loss) by component and related tax effects are summarized as follows:

(in thousands)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Net Unrealized Gains (Losses) Available for Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at October 2, 2015	$(46,070)	$—	$(112)	$(40,281)	$(86,463)
Other comprehensive earnings before reclassifications	—	145	(440)	(4,653)	(4,948)
Amounts reclassified out of other comprehensive earnings	616	—	604	—	1,220
Tax expense	(87)	(54)	(52)	—	(193)
Balance at January 1, 2016	$(45,541)	$91	$—	$(44,934)	$(90,384)

(in thousands)	Net Unrealized Gain (Loss) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gain (Loss) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 26, 2014	$(44,060)	$965	$(15,516)	$(58,611)
Other comprehensive earnings before reclassifications	—	759	(12,290)	(11,531)
Amounts reclassified out of other comprehensive earnings	541	(871)	—	(330)
Tax expense (benefit)	(75)	42	—	(33)
Balance at January 2, 2015	$(43,594)	$895	$(27,806)	$(70,505)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended
	January 1,	January 2,
(in thousands)	2016	2015
Comprehensive Earnings Components	Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(616)	$(541)	Cost of revenues & Operating expenses
Unrealized gain on cash flow hedging instruments	—	871	Revenues
Unrealized loss on available-for-sale-investments	(604)	—	Operating expenses
Total amounts reclassified out of other comprehensive earnings	$(1,220)	$330

Noncontrolling Interests
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG ("MeVis"), a public company based in Bremen, Germany that provides image processing software and services for cancer screening.
In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. During the three months ended January 1, 2016, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity. As of January 1, 2016, the redemption value of redeemable noncontrolling interests in MeVis was $10.4 million.
During the three months ended January 1, 2016, an immaterial number of MeVis' shares were purchased under the put right. As of January 1, 2016, noncontrolling shareholders together held approximately 482,000 shares of MeVis, representing about 26.5% of the outstanding shares.

Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

(in thousands)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at October 2, 2015	$14,744	$—
Net income attributable to noncontrolling interests	15	—
Reclassification of noncontrolling interests in MeVis to redeemable noncontrolling interests	(10,382)	10,382
Other	(499)	—
Balance at January 1, 2016	$3,878	$10,382

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. EMPLOYEE STOCK PLANS
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended
	January 1,	January 2,
(In thousands)	2016	2015
Cost of revenues - Product	$991	$1,109
Cost of revenues - Service	989	952
Research and development	1,577	1,738
Selling, general and administrative	7,698	8,938
Total share-based compensation expense	$11,255	$12,737
Income tax benefit for share-based compensation	$(3,458)	$(3,973)

During the three months ended January 1, 2016 and January 2, 2015, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at vesting depend on the Company’s business performance during the performance period, against specified performance targets, both of which are set by the Compensation and Management Development Committee of the Board of Directors. The performance units vest at the end of a three-year service period. Performance units granted prior to fiscal year 2015 have one three-year performance period for both the Company's performance and total shareholder return, performance units granted in fiscal year 2015 have a one year Company performance period and a three year total shareholder return, and performance units awarded in fiscal year 2016 have three separate one-year Company performance periods and a three year total shareholder return. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination.
The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 1,	January 2,
	2016	2015
Employee Stock Option Plans
Expected term (in years)	4.13	4.52
Risk-free interest rate	1.4%	1.5%
Expected volatility	20.5%	22.8%
Expected dividend	—%	—%
Weighted average fair value at grant date	$15.44	$19.20

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 1,	January 2,
	2016	2015
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.3%	0.1%
Expected volatility	17.0%	8.3%
Expected dividend	—%	—%
Weighted average fair value at grant date	$15.59	$14.24

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant
Balance at October 2, 2015	6,661
Granted	(378)
Cancelled or expired	217
Balance at January 1, 2016	6,500

Awards other than stock options set forth in the table were calculated under the Third Amended 2005 Plan as 2.6 shares for every one share awarded. The shares available for grant is further adjusted to reflect a maximum payout that could be issued for each performance unit granted. The maximum payouts that could be issued for each performance unit granted are 1.75 shares beginning in fiscal year 2016, 2.0 shares in fiscal year 2015 and 1.5 shares prior to fiscal year 2015.
Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at October 2, 2015	2,537	$72.58
Granted	12	80.78
Cancelled or expired	(9)	86.22
Exercised	(133)	52.97
Balance at January 1, 2016	2,407	$73.65	4.0	$26,024

Exercisable at January 1, 2016	1,551	$64.75	3.0	$25,985

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $80.80 as of December 31, 2015, the last trading date of the first quarter of fiscal year 2016, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of January 1, 2016, there was $8.2 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at October 2, 2015	950	$84.11
Granted	85	83.42
Vested	(153)	71.13
Cancelled or expired	(57)	81.08
Balance at January 1, 2016	825	$86.85
As of January 1, 2016, unrecognized compensation expense totaling $26.9 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.

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
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
	January 1,	January 2,
(In thousands, except per share amounts)	2016	2015
Net earnings attributable to Varian	$89,027	$93,314
Weighted average shares outstanding - basic	97,156	100,468
Dilutive effect of potential common shares	687	1,174
Weighted average shares outstanding - diluted	97,843	101,642
Net earnings per share attributable to Varian - basic	$0.92	$0.93
Net earnings per share attributable to Varian - diluted	$0.91	$0.92
Anti-dilutive employee shared based awards, excluded	1,244	504

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

15. VPT LOANS
The following table lists the Company's outstanding loans and commitments for funding development and construction of various proton therapy centers:

	January 1, 2016		October 2, 2015
(In millions)	Balance	Commitment	Balance	Commitment
Long-term notes receivable (1):
NYPC loan	$20.8	$70.7	$18.7	$72.8
MPTC loan	12.2	22.8	12.2	22.8
	$33.0	$93.5	$30.9	$95.6
Available-for-sale Securities (1):
CPTC loans	$86.7	$3.5	$83.9	$—
	$86.7	$3.5	$83.9	$—

(1) Included in other assets on the Company's Condensed Consolidated Balance Sheets.
New York Proton Center ("NYPC") Loan
In July 2015, the Company, through one of its subsidiaries, committed to loan up to $91.5 million to MM Proton I, LLC in connection with a purchase agreement to supply a proton system to equip NYPC. The commitment includes a $73.0 million “Senior First Lien Loan” with a six-year term at 9% interest and an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. The Company's entire commitment of the Subordinate Loan was drawn down in fiscal year 2015. The Company expects the remaining draw downs of the Senior First Lien Loan to take place primarily through fiscal year 2018. Other lenders participating in the NYPC loans include J.P. Morgan and an affiliate of The Goldman Sachs Group, Inc. The Senior First Lien Loan is collateralized by all of the assets of the NYPC.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Maryland Proton Therapy Center ("MPTC") Loan
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
As of January 1, 2016 and October 2, 2015, the Company had recorded $24.0 million and $28.6 million in accounts receivable from MPTC, respectively, which included unbilled accounts receivable.
CPTC Loans
As of October 2, 2015, the Company had loaned $73.5 million under a Tranche A loan and $10.4 million under a Tranche B loan to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California under a loan agreement with ORIX and J.P. Morgan. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; the Company's proportionate share of this commitment is $4.4 million ("Tranche C loan") and is expected to be drawn down during fiscal year 2016. There were no other significant changes to the loan agreements. The Tranche A, Tranche B and Tranche C loans are collectively, referred to as the “CPTC Loans.” As of January 1, 2016, the Company had loaned $75.1 million under the Tranche A loan, $10.7 million under the Tranche B loan and $0.9 million under the Tranche C loan and no amounts were available for draw down under the Tranche A and Tranche B loans.
The amounts loaned under the CPTC Loans include accrued interest. ORIX has the option to purchase the Company's share of the CPTC loans at par. The CPTC loans meet the definition of a debt security and therefore are accounted for as available-for-sale securities and recorded at fair value as of January 1, 2016 and October 2, 2015. The Company's CPTC loans are included in other assets on the Company's Condensed Consolidated Balance Sheets as of January 1, 2016 and October 2, 2015 because the Company did not expect to be repaid and did not intend to sell all or a portion of its CPTC loans in the next twelve months. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center. The CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. To date no amortizing principal payments have been made. The principal and interest payments are subject to the forbearance agreement mentioned above.
As of January 1, 2016 and October 2, 2015, the Company had recorded $25.3 million and $25.2 million in accounts receivable from CPTC, respectively, which included unbilled accounts receivable.
The Company has determined that MM Proton I, LLC, MPTC and CPTC are variable interest entities and that the Company holds a significant variable interest of each of the entities through its participation in the loan facilities and its agreements to supply and service the proton therapy equipment. The Company has concluded that it is not the primary beneficiary of any of these entities. The Company has no voting rights, has no approval authority or veto rights for these centers' budget, and does not have the power to direct patient recruitment, clinical operations and management of these Centers, which the Company believes are the matters that most significantly affect their economic performance. The Company’s exposure to loss as a result of its involvement with MM Proton I, LLC, MPTC and CPTC is limited to the carrying amounts of the above mentioned assets on its Condensed Consolidated Balance Sheets.

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
Description of Segments
The Oncology Systems segment designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiation therapy, and advanced treatments such as fixed field intensity-modulated radiation therapy(“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy(“SBRT”) and brachytherapy. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as IMRT, IGRT, VMAT, SRS and SBRT, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by neurosurgeons to perform stereotactic radiosurgery. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.
The Imaging Components segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics and industrial applications. The Company provides a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, ionization chambers and automatic exposure control systems. The Company’s X-ray imaging components are sold to imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems to independent service companies and directly to end-users for replacement purposes. The Imaging Components segment also designs, manufactures, sells and services security and inspection products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate its products into their inspection systems.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended
	January 1,	January 2,
(In millions)	2016	2015
Revenues
Oncology Systems	$589.3	$563.3
Imaging Components	141.4	166.0
Total reportable segments	730.7	729.3
Other	26.4	8.6
Total company	$757.1	$737.9
Operating Earnings (Loss)
Oncology Systems	$115.2	$126.1
Imaging Components	25.2	41.2
Total reportable segments	140.4	167.3
Other	(12.3)	(13.6)
Corporate	(11.4)	(24.2)
Total company	$116.7	$129.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of January 1, 2016 and the related condensed consolidated statements of earnings, of comprehensive earnings and of cash flows for the three-month periods ended January 1, 2016 and January 2, 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of October 2, 2015, and the related consolidated statements of earnings and of comprehensive earnings, of stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 2, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
February 9, 2016

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
Total revenues increased 3%, gross margin decreased 3.4 percentage points, net earnings attributable to Varian decreased 5%, and net earnings per diluted share decreased 1%, in the first quarter of fiscal year 2016, compared to the year-ago period. Operating expenses included restructuring charges of $4.8 million and $10.5 million in the first quarter of fiscal year 2016 and 2015, respectively.
Gross orders decreased 5% in Oncology Systems and decreased 22% in Imaging Components in the first quarter of fiscal year 2016, compared to the year-ago period. Our backlog at January 1, 2016 was 7% higher than at the end of the first quarter of fiscal year 2015.
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
The U.S. Dollar strengthened against the Euro, the Japanese Yen and other foreign currencies in the first quarter of fiscal year 2016, compared to the year-ago period, which had a significant unfavorable impact on our revenues and gross orders. Due to the unfavorable foreign currency exchange rate fluctuations, total revenues and Oncology Systems gross orders were negatively impacted in the first quarter of fiscal year 2016 by approximately $29 million and $21 million, respectively. In the first quarter of fiscal year 2016, our total revenues and Oncology Systems gross orders increased 7% and decreased 1% in constant currency, compared to the year-ago period, respectively.We expect that significant fluctuations of the Euro, the Japanese Yen and other foreign currencies against the U.S. Dollar will continue to cause variability in our financial performance.
In December 2015, the U.S. President signed into law the Protecting Americans from Tax Hikes Act of 2015 ("PATH Act"), which suspended the 2.3% medical device excise tax implemented as part of the Affordable Care Act for a two-year period through December 31, 2017. We expect the suspension to have a positive impact on our gross margin for fiscal years 2016 and 2017. Additionally, the PATH Act permanently extended the research and development ("R&D") tax credit, which we also expect will have a positive impact on our effective tax rate.

Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy and advanced treatments such as, intensity-modulated radiation therapy ("IMRT"), image-guided radiation therapy ("IGRT"), volumetric modulated arc therapy ("VMAT"), stereotactic radiotherapy, stereotactic body radiotherapy and brachytherapy, as well as informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically purchase lower-priced products, which generally have lower gross margin percentages compared to developed markets. We have also seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products. We have been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue during fiscal year 2016 and result in a high degree of variability of gross orders and revenues from quarter-to-quarter. We also believe that the Affordable Care Act, Accountable Care Organizations and bundled payment arrangements are causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased business variability.
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
In the first quarter of fiscal year 2016, Oncology Systems revenues increased 5% and gross margin decreased by 3.4 percentage points compared to the year-ago period.
In the first quarter of fiscal year 2016, Oncology Systems gross orders decreased 5%, compared to the year-ago period, primarily due to a decrease of 11% in gross orders from our international regions, partially offset by an increase of 2% in gross orders from North America. On a constant currency basis, Oncology Systems international gross orders decreased 4% in the first quarter of fiscal year 2016, compared to the year-ago period.
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics industrial applications. We provide a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, ionization chambers and automatic exposure control systems. Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We continue to view the long-term driver for this business to be the ongoing success of key X-ray imaging original equipment manufacturers (“OEMs”) that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.
Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. A significant portion of our Imaging Components customers are outside of the United States and therefore the demand for Imaging Components products continue to be negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar. Because the products in this business are generally priced in U.S. Dollars, some customers have asked for additional discounts, delayed purchasing decisions, or moved to in-sourcing supply of such components or migrated to lower cost alternatives. We expect that a strong U.S. Dollar will continue to negatively impact demand and pricing for Imaging Component products. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying tenders, resulting in a decline in the demand for security and inspection products which is expected to continue.
In the first quarter of fiscal year 2016, Imaging Components revenues, gross orders, and gross margin decreased by 15%, 22% and 1.8 percentage points, respectively, compared to the year-ago period.
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
In the first quarter of fiscal year 2016, the "Other" category revenues increased $17.8 million and gross orders increased $10.9 million compared to the year-ago period.
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended October 2, 2015 (the “2015 Annual Report”), as well as the Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, impairment of investments and allowance for notes receivable, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”

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
Impairment of Investments and Allowance for Notes Receivable
We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). Our available-for-sale investments primarily include CPTC loans. We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intent to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of the CPTC loans, which is classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC (see Note 3, "Fair Value" of the Notes to the Condensed Consolidated Financial Statements).

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
We have four reporting units with goodwill: (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT. For all four reporting units, based upon the most recent annual goodwill analysis that we performed as of the end of the third quarter of fiscal year 2015, either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those which step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $48.3 million in goodwill as of January 1, 2016, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, "Fair Value" of the Notes to the Condensed Consolidated Financial Statements). The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first quarter of fiscal years 2016 and 2015.

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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2016 is the 52-week period ending September 30, 2016, and fiscal year 2015 was the 53-week period ended October 2, 2015. The fiscal quarter ended January 1, 2016 was a 13-week period and the fiscal quarter ended January 2, 2015 was a 14-week period.
Discussion of Results of Operations for the First Quarter of Fiscal Year 2016 Compared to the First Quarter of Fiscal Year 2015
Total Revenues

Revenues by sales classification	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Product	$500.5	$475.8	5%
Service	256.6	262.1	(2)%
Total Revenues	$757.1	$737.9	3%
Product as a percentage of total revenues	66%	64%
Service as a percentage of total revenues	34%	36%
Total revenues increased in the first quarter of fiscal year 2016, compared to the year-ago period, due to increases in revenues from Oncology Systems and the "Other" category, partially offset by a decrease in revenues from Imaging Components.

Product revenues increased in the first quarter of fiscal year 2016, compared to the year-ago period, due to increases in revenues from Oncology Systems and the "Other" category, partially offset by a decrease in revenues from Imaging Components.
Service revenues decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from Oncology Systems, partially offset by an increase in revenues from Imaging Components.

Revenues by region	Three Months Ended
	January 1,	January 2,	Percent	Constant
(Dollars in millions)	2016	2015	Change	Currency (1)
Americas	$348.5	$370.7	(6)%	(6)%
EMEA	270.1	209.2	29%	40%
APAC	138.5	158.0	(12)%	(9)%
Total Revenues	$757.1	$737.9	3%	7%

North America	$324.6	$355.3	(9)%	(9)%
International (2)	432.5	382.6	13%	21%
Total Revenues	$757.1	$737.9	3%	7%
North America as a percentage of total revenues	43%	48%
International as a percentage of total revenues	57%	52%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
The Americas revenues decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from Oncology Systems, and to a lesser extent, a decrease in revenues from Imaging Components, partially offset by an increase in revenues from the "Other" category.
EMEA revenues increased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems, and to a lesser extent, increases in revenues from the "Other" category and Imaging Components.
APAC revenues decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from Imaging Components, partially offset by an increase in revenues from Oncology Systems.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
	January 1,	January 2,	Percent	Constant
(Dollars in millions)	2016	2015	Change	Currency
Product	$343.0	$308.8	11%	15%
Service	246.3	254.5	(3)%	1%
Total Oncology Systems Revenues	$589.3	$563.3	5%	9%
Product as a percentage of total Oncology Systems revenues	58%	55%
Service as a percentage of total Oncology Systems revenues	42%	45%
Oncology Systems revenues as a percentage of total revenues	78%	76%
Oncology Systems product revenues increased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in revenues from hardware products, and to a lesser extent, an increase in revenues from software licenses.
Oncology Systems service revenues decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to unfavorable currency impacts and an extra week of operations during the first quarter of fiscal year 2015, partially offset by increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended
	January 1,	January 2,	Percent	Constant
(Dollars in millions)	2016	2015	Change	Currency
Americas	$284.3	$308.4	(8)%	(7)%
EMEA	212.6	167.8	27%	37%
APAC	92.4	87.1	6%	13%
Total Oncology Systems Revenues	$589.3	$563.3	5%	9%

North America	$263.8	$295.1	(11)%	(10)%
International	325.5	268.2	21%	31%
Total Oncology Systems Revenues	$589.3	$563.3	5%	9%
North America as a percentage of total Oncology Systems revenues	45%	52%
International as a percentage of total Oncology Systems revenues	55%	48%
The Americas Oncology Systems revenues decreased in the first quarter of fiscal year 2016, compared to the year-ago period, due to a decrease in product revenues, and to a lesser extent, a decrease in service revenues. Product revenues from The Americas region decreased due to a decrease in revenues from North American hardware products, and to a lesser extent, a decrease in revenues from North American software licenses, partially offset by increases in revenues from Latin American hardware products and software licenses.
EMEA Oncology Systems revenues increased in the first quarter of fiscal year 2016, compared to the year-ago period, due to an increase in product revenues, partially offset by a decrease in service revenues. Product revenues from the EMEA region increased due to an increase in volume from hardware products and the timing of shipments.
APAC Oncology Systems revenues increased in the first quarter of fiscal year 2016, compared to the year-ago period, due to an increase in product revenues. Product revenues from the APAC region increased primarily due to an increase in revenues from software licenses and hardware products.
The U.S. Dollar was stronger against the Euro, the Japanese Yen and other foreign currencies in the first quarter of fiscal year 2016, compared to the year-ago period. The overall fluctuations in currency exchange rates had a negative impact on the revenues of Oncology Systems during the first quarter of fiscal year 2016, as compared to the year-ago period.
Varying cycles of higher and lower revenues between the North American and international regions are impacted by regional influences, which recently have included government programs, economic and political instability in some countries, uncertainty created by health care reform (such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States), and different technology adoption cycles that are consistent with the gross order patterns. See further discussion of orders under “Gross Orders.”
Imaging Components Revenues

Revenues by sales classification	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Product	$133.2	$159.8	(17)%
Service	8.2	6.2	33%
Total Imaging Components Revenues	$141.4	$166.0	(15)%
Product as a percentage of total Imaging Components revenues	94%	96%
Service as a percentage of total Imaging Components revenues	6%	4%
Imaging Components revenues as a percentage of total revenues	19%	23%

Imaging Components product revenues decreased in the first quarter of fiscal year 2016, compared to the year-ago period, due to a decrease in revenues from X-ray flat panel and tube products, and to a lesser extent, a decrease in revenues from security and inspection products, partially offset by an increase in product revenues from acquisitions completed in the second half of fiscal year 2015. The decreases in revenues from X-ray flat panel and tube products were primarily due to pricing pressures resulting from the strengthening of the U.S. Dollar, customers migrating to lower cost alternatives, and the decision of a customer to in-source some of their X-ray flat panel products. In addition, lower purchases from a key customer with elevated X-ray tube inventory, due in part to longer tube life, also contributed to the declines in revenues. The decrease in revenues from security and inspection products was due to pricing pressures and delays in tenders in which our customers participate.

Imaging Components service revenues in the first quarter of fiscal years 2016 and 2015 were primarily attributed to our security and inspection products. The increase in Imaging Components service revenues in the first quarter of fiscal year 2016, compared to the year-ago period, was primarily due to additional service revenues from acquisitions completed in the second half of fiscal year 2015.
Because sales transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material direct impact on Imaging Components international revenues. However, demand from X-ray flat tube and flat panel products and, consequently revenues, were negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar against the Japanese Yen and the Euro in the first quarter of fiscal year 2016, compared to the year-ago period, which made our products relatively more expensive as compared to non-U.S. manufacturers and to customers outside the U.S.

Revenues by region	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Americas	$53.2	$58.2	(9)%
EMEA	42.0	37.0	14%
APAC	46.2	70.8	(35)%
Total Imaging Components Revenues	$141.4	$166.0	(15)%

North America	$49.8	$56.0	(11)%
International	91.6	110.0	(17)%
Total Imaging Components Revenues	$141.4	$166.0	(15)%
North America as a percentage of total Imaging Components revenues	35%	34%
International as a percentage of total Imaging Components revenues	65%	66%
The Americas Imaging Components revenues decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from X-ray flat panel products and to a lesser extent, a decrease in revenues from security and inspection products, partially offset by an increase in revenues from acquisitions completed in the second half of fiscal year 2015. The decrease in revenues from X-ray flat panel products was primarily due to a decision of a customer to in-source some of their X-ray flat panel products.
EMEA Imaging Components revenues increased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in revenues from acquisitions completed in the second half of fiscal year 2015.
APAC Imaging Components revenues decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from X-ray tube and flat panel products. The decrease in revenues from X-ray tube and flat panel products was due to pricing pressures resulting from the strengthening of the U.S. Dollar. In addition, lower purchases from a key customer with elevated X-ray tube inventory, due in part to longer tube life, also contributed to the declines in revenues from X-ray tube products. The decrease in revenues from the APAC region was partially offset by an increase in revenues from acquisitions completed in the second half of fiscal year 2015.

Other Revenues

Revenues by sales classification	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Product	$24.3	$7.2	240%
Service	2.1	1.4	46%
Total Other Revenues	$26.4	$8.6	207%
Other revenues as a percentage of total revenues	3%	1%
Revenues in our “Other” category increased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in VPT product revenues, resulting from continued production and installation of VPT projects that are in our backlog.
Gross Margin

	Three Months Ended
Dollars by segment	January 1,	January 2,	Percent
	2016	2015	Change
(Dollars in millions)
Oncology Systems	$248.6	$256.7	(3)%
Imaging Components	57.1	70.0	(18)%
Other	4.0	0.3	n/m
Gross margin	$309.7	$327.0	(5)%

Percentage by segment
Oncology Systems	42.2%	45.6%
Imaging Components	40.4%	42.2%
Total Company	40.9%	44.3%
n/m = not meaningful
Total gross margin percentage decreased in the first quarter of fiscal year 2016, compared to the year-ago period, due to decreases in Oncology Systems and Imaging Components gross margin percentages, and an increase in revenues in the "Other" category, which has a lower gross margin percentage. Total product gross margin percentage was 31.4% in the first quarter of fiscal year 2016, compared to 35.7% for the year-ago period. Total service gross margin percentage was 59.5% in the first quarter of fiscal year 2016, compared to 59.9% for the year-ago period.
Oncology Systems product gross margin percentage was 29.9% for the first quarter of fiscal year 2016, compared to 33.7% for the year-ago period. The decrease in product gross margin percentage was due to a shift to geographies which generally have lower margins and an unfavorable foreign currency impact. Oncology Systems service gross margin percentage was 59.2% for the first quarter of fiscal year 2016, compared to 60.0% for the year-ago period. The decrease in service gross margin percentage was due to an unfavorable foreign currency impact, partially offset by cost control measures.
Imaging Components gross margin percentage decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross margin from X-ray tube and flat panel products. The decrease in gross margin percentage from X-ray tube and flat panel products in the first quarter of fiscal year 2016, compared to the year-ago period, was primarily due to increased pricing pressures resulting from the strengthening of the U.S. Dollar and higher material costs in X-ray tube products, partially offset by productivity gains in X-ray flat panel products in the first quarter of fiscal year 2016.

Research and Development

	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Research and development	$60.0	$57.1	5%
Research and development as a percentage of total revenues	8%	8%

Research and development expenses increased $2.9 million in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in expenses of $1.5 million in Imaging Components and a $1.2 million increase in the "Other" category. The $1.5 million increase in Imaging Components was due to additional research and development expenses related to acquisitions completed in the second half of fiscal year 2015, partially offset by a reduction in research and development expenses for our X-ray tube and flat panel products.
Selling, General and Administrative

	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Selling, general and administrative	$133.1	$140.5	(5)%
Selling, general and administrative as a percentage of total revenues	18%	19%
Selling, general and administrative expenses decreased $7.4 million in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to: a $5.7 million decrease in restructuring charges; approximately $4 million in favorable currency impact when foreign-currency denominated expenses were translated into U.S. dollars; and a $3.9 million decrease in bad debt expense. These decreases were partially offset by a $3.3 million increase in expenses from acquisitions completed in the second half of fiscal year 2015, and a $2.1 million increase in legal expenses.
Interest Income, Net

	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Interest income, net	$1.7	$1.0	73%
Interest income, net of interest expense, increased in the first quarter of fiscal year 2016, compared to the year-ago period, due to higher interest income primarily generated from our loans to fund the development and construction of various proton therapy centers, partially offset by a higher interest expense associated with increased borrowings from our credit facility.
Taxes on Earnings

	Three Months Ended
	January 1,	January 2,	Percent
	2016	2015	Change
Effective tax rate	24.8%	28.5%	(3.7)%
Our effective tax rate decreased in the first quarter of fiscal year 2016, compared to the year ago period, primarily due to the geographic mix of earnings and the reinstatement of the federal R&D tax credit.
Our effective tax rate is impacted by the percentage of our total earnings that come from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuations from period to period. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2015 Annual Report.

Diluted Net Earnings Per Share

	Three Months Ended
	January 1,	January 2,	Percent
	2016	2015	Change
Diluted net earnings per share	$0.91	$0.92	(1)%
The decrease in the diluted net earnings per share in the first quarter of fiscal year 2016, compared to the year-ago period, was due to a decrease in operating earnings offset by a reduction in the number of diluted shares of common stock outstanding due to stock repurchases and a decrease in the effective tax rate.
Gross Orders

Total Gross Orders (by segment)	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Oncology Systems	$532.6	$561.7	(5)%
Imaging Components	127.1	162.7	(22)%
Other	12.3	1.4	790%
Total Gross Orders	$672.0	$725.8	(7)%
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

Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended
	January 1,	January 2,	Percent	Constant
(Dollars in millions)	2016	2015	Change	Currency
Americas	$282.7	$274.7	3%	3%
EMEA	154.9	179.6	(14)%	(5)%
APAC	95.0	107.4	(12)%	(7)%
Total Oncology Systems Gross Orders	$532.6	$561.7	(5)%	(1)%

North America	$256.4	$251.1	2%	2%
International	276.2	310.6	(11)%	(4)%
Total Oncology Systems Gross Orders	$532.6	$561.7	(5)%	(1)%
The Americas Oncology Systems gross orders increased in the first quarter of fiscal year 2016, compared to the year-ago period, due to an increase in gross orders from hardware products partially offset by a decrease in gross orders from software licenses.
EMEA Oncology Systems gross orders decreased in the first quarter of fiscal year 2016, compared to the year-ago period due to a decrease in gross orders from hardware products, and to a lesser extent, a decrease in gross orders from software licenses.
APAC Oncology Systems gross orders decreased in the first quarter of fiscal year 2016, compared to the year-ago period primarily due to a decrease in gross orders from hardware products.
The trailing 12 months growth in gross orders for Oncology Systems at the end of the first quarter of fiscal year 2016 and at the end of each of the previous three fiscal quarters were:

	January 1, 2016	October 2, 2015	July 3, 2015	April 3, 2015
Americas	2%	1%	8%	8%
EMEA	(5)%	—%	(3)%	(2)%
APAC	(5)%	—%	—%	(5)%
North America	4%	3%	6%	6%
International	(7)%	(2)%	1%	—%
Total Oncology Systems Gross Orders	(2)%	—%	3%	3%
Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations, with an overall shift of gross orders towards international regions and emerging markets. Oncology Systems gross orders are affected by foreign currency fluctuations. In addition, government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.

Imaging Components Gross Orders

Gross Orders by region	Three Months Ended
	January 1,	January 2,	Percent
(Dollars in millions)	2016	2015	Change
Americas	$43.1	$49.4	(13)%
EMEA	43.0	33.4	29%
APAC	41.0	79.9	(49)%
Total Imaging Components Gross Orders	$127.1	$162.7	(22)%

North America	$41.6	$47.3	(12)%
International	85.5	115.4	(26)%
Total Imaging Components Gross Orders	$127.1	$162.7	(22)%
The Americas Imaging Components gross orders decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders from X-ray flat panel products. The decrease in gross orders from X-ray flat panel products was primarily due to a decision of a customer to in-source some of their X-ray flat panel products. The decrease in gross orders from The Americas region was partially offset by an increase in gross orders from acquisitions completed in the second half fiscal year 2015.
EMEA Imaging Components gross orders increased in the first quarter of fiscal year 2016, compared to the year-ago period primarily due to an increase in gross orders from X-ray flat panel products and from acquisitions completed in the second half of fiscal year 2015.
APAC Imaging Components gross orders decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders from X-ray flat panel products, and to a lesser extent, a decrease in gross orders from X-ray tube products. X-ray tube and flat panel products gross orders from the APAC region decreased in the first quarter of fiscal year 2016, compared to the year-ago period, primarily due to the timing of several large orders in X-ray flat panel products in the prior comparable period and elevated X-ray tube inventory at a key customer, due in part to longer tube life.
The difference in currency exchange rates between the U.S. Dollar and foreign currencies in the first quarter of fiscal year 2016, compared to the year-ago period, did not have a material impact on Imaging Components international orders because orders in Imaging Components are generally denominated in U.S. Dollars. However, overall, gross orders from Imaging Components in the first quarter of fiscal year 2016, compared to the year-ago period were impacted by the pricing pressures resulting from strengthening of the U.S. Dollar against the Japanese Yen and the Euro which caused a decline in demand for X-ray tube and flat panel products from some customers in APAC and EMEA.
Other Gross Orders
The “Other” category gross orders increased in the first quarter of fiscal year 2016, compared to the year-ago period, due to an increase in product gross orders from VPT.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at January 1, 2016 was $3.3 billion, including approximately $325 million in VPT backlog, which was an increase of 7% over the backlog at January 2, 2015. Our Oncology Systems backlog at January 1, 2016 was 4% higher than the backlog at January 2, 2015, which reflected a 1% increase for the international region and a 7% increase for North America.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from acquisitions, and other adjustments. In the first quarter of fiscal years 2016 and 2015, our backlog adjustments were $54.6 million and $33.8 million, respectively.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises, and employee stock purchases. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

	January 1,	October 2,
(In millions)	2016	2015	Increase
Cash and cash equivalents	$953.4	$845.5	$107.9
The increase in cash and cash equivalents in the first quarter of fiscal year 2016 was primarily due to $232.5 million of net borrowings under our credit facility agreements, $77.2 million of cash provided by operating activities and $15.3 million of cash provided by stock option exercises and employee stock purchases. These increases were partially offset by $192.1 million of cash used for the repurchase of shares of VMS common stock and $27.3 million used for purchases of property, plant, and equipment.
At January 1, 2016, we had approximately $20.5 million, or 2%, of cash and cash equivalents in the United States. Approximately $932.9 million, or 98%, of cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of January 1, 2016, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Three Months Ended
	January 1,	January 2,
(In millions)	2016	2015
Net cash flow provided by (used in):
Operating activities	$77.2	$79.0
Investing activities	(24.3)	(25.6)
Financing activities	49.8	(7.3)
Effects of exchange rate changes on cash and cash equivalents	5.2	9.0
Net increase in cash and cash equivalents	$107.9	$55.1
Our primary cash inflows and outflows for the first quarter of fiscal year 2016, as compared to the first quarter of fiscal year 2015, were as follows:

•
In the first quarter of fiscal year 2016, we generated net cash from operating activities of $77.2 million compared to $79.0 million in the first quarter of fiscal year 2015. The $1.8 decrease in net cash from operating activities in the first quarter of fiscal year 2016, compared to the year-ago period, was driven by a $20.6 million decrease from non-cash items, and a $4.3 million decrease in net earnings, partially offset by a $23.1 million increase in net change from operating assets and liabilities (working capital items).

•	The major contributors to the net change in working capital items in the first quarter of fiscal year 2016 were as follows:

◦	Accounts receivable increased $29.5 million primarily due to timing of collections in Oncology Systems.

◦	Prepaid expenses and other assets increased $12.0 million mainly due to timing of payments for employee related costs and to suppliers.

◦	Accounts payable decreased $14.2 million mainly due to timing of payments processed.

◦
Deferred revenues and advance payments from customers increased $11.0 million due to receipts of down payments for orders for which revenues have not been recognized and due to the nature of contracts and timing of customer acceptances, primarily in Oncology Systems.

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

•
In the first quarter of fiscal year 2016, we used $24.3 million for investing activities compared to $25.6 million used in the first quarter of fiscal year 2015. In the first quarter of fiscal year 2016, we used $27.3 million for purchases of property, plant and equipment, paid $2.7 million to our deferred compensation plan trust account and invested $2.1 million for notes receivable. These uses were partially offset by $8.6 million received from sales of available-for-sale securities. In the first quarter of fiscal year 2015, we used $21.7 million for purchases of property, plant and equipment and invested $3.0 million for notes receivable.

•
In the first quarter of fiscal year 2016, financing activities provided $49.8 million of net cash compared to $7.3 million used in the first quarter of fiscal year 2015. In the first quarter of fiscal year 2016, we had net borrowings of $232.5 million under our credit facility agreements and received $15.3 million of proceeds from employee stock option exercises and employee stock purchases. These proceeds were partially offset by $192.1 million used for the repurchase of VMS common stock and $4.5 million used to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. In the first quarter of fiscal year 2015, we used $125.5 million for the repurchase of VMS common stock, partially offset by $87.5 million of net borrowings under our credit facility agreements and $34.8 million of proceeds received from employee stock option exercises and employee stock purchases.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3% of revenues in fiscal year 2016.
On August 27, 2013, VMS entered into an agreement (as amended to date) with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent (the "Credit Agreement").
The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $500 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. In November 2015, we amended the Credit Agreement to increase the aggregate commitments under the revolving credit facility from $300 million to $500 million, reduce commitment fees and interest rate margins applicable to borrowings and increase the maximum consolidated leverage ratio that we must maintain. We may prepay, reduce or terminate the commitments without penalty. The 2013 Credit Facility contains provisions that limit our ability to pay cash dividends. The Credit Agreement will expire in August 2018. The proceeds of the 2013 Credit Facility will be used for working capital, capital expenditures, Company share repurchases, permitted acquisitions and other corporate purposes.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2016, the Sumitomo Credit Facility was extended and will expire in February 2017.

The following table summarizes our short-term and long-term debt:

	January 1, 2016		October 2, 2015
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$50.0	1.42%	$50.0	1.32%
2013 Revolving Credit Facility	315.0	1.56%	90.0	1.57%
Sumitomo Credit Facility	18.2	0.63%	18.4	0.63%
Total short-term debt	$383.2		$158.4

Long-term debt:
2013 Term Loan Facility	$325.0	1.42%	$337.5	1.32%
2013 Revolving Credit Facility	20.0	3.75%	—	—%
Total long-term debt	$345.0		$337.5
See Note 7, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for a further information regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

(Dollars in millions)	First Quarter of Fiscal Year 2016
Amount outstanding (at end of period)	$333.2
Weighted average interest rate (at end of period)	1.51%
Average amount outstanding (during period)	$218.7
Weighted average interest rate (during period)	1.46%
Maximum month-end amount outstanding during period	$333.2
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
Total debt as a percentage of total capital increased to 30.9% at January 1, 2016 from 22.3% at October 2, 2015 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 1.66 to 1 at January 1, 2016 from 1.83 to 1 at October 2, 2015.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) increased to 99 days at January 1, 2016 compared to 85 days at January 2, 2015, primarily due to a decrease in the percentage of revenues from Imaging Components, an increase in the percentage of revenues from VPT, and the timing of collections from Oncology Systems. Excluding VPT, DSO was 88 days at January 1, 2016 compared to 77 days at January 2, 2015. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of continued economic instability. As of January 1, 2016, approximately 8% of our net accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Share Repurchase Program
We repurchased a total of 2,425,151 shares of VMS common stock for an aggregate total of $192.1 million during the first quarter of fiscal year 2016 under our repurchase programs. In November 2015, the VMS Board of Directors authorized the repurchase of an additional 8,000,000 shares of VMS common stock through December 31, 2016. As of January 1, 2016, 7,000,000 shares of VMS common stock remained available for repurchase under our current repurchase program.
Subsequent to January 1, 2016, we paid $40.4 million and received 519,186 shares of VMS common stock as part of an accelerated share repurchase.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
See Note 12, "Stockholders' Equity and Noncontrolling Interests" of the Notes to the Condensed Consolidated Financial Statements for further information.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of January 1, 2016, our liability for uncertain tax positions was $44.8 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As of January 1, 2016, our remaining commitment under the loan related to the New York Proton Center ("NYPC") was $70.7 million to be paid primarily through fiscal year 2018. As of January 1, 2016, our outstanding commitment under the loan to Maryland Proton Therapy Center ("MPTC") was $22.8 million, to be paid in four installments of $5.7 million each on June 30, 2016, September 30, 2016, December 30, 2016 and March 31, 2017. As of January 1, 2016, our outstanding commitment under the loan to California Proton Treatment Center, LLC ("CPTC") was $3.5 million which is expected to be drawn down during fiscal year 2016. See Note 15, "VPT Loans" for additional information.
As further described in Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, as of January 1, 2016, we accrued $8.6 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.
As further described in Note 6, "Related Party Transactions" of the Notes to the Condensed Consolidated Financial Statements, as of January 1, 2016, we had an estimated fixed cost commitment of $18.0 million related to dpiX’s amended agreement through December 31, 2016. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year.
Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2015 Annual Report.
Contingencies
Environmental Remediation Liabilities
For a discussion of environmental remediation liabilities, see Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.
Other Matters
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of January 1, 2016, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
In January 2016, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for us beginning in the first quarter of fiscal year 2019. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
In November 2015, the FASB issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position. The amendment affects presentation only and will be effective for us beginning in the first quarter of fiscal year 2018. Early adoption is permitted. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
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
In April 2015, the FASB issued an amendment to its accounting guidance related to retirement benefits. The amendment provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The amendment also provides a practical expedient that permits an entity that has a significant event in an interim period to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendment will be effective for us beginning in the first quarter of fiscal year 2017. The amendment is not expected to have a material impact to our consolidated financial statements.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement, the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; our proportionate share of this commitment is $4.4 million and is expected to be drawn down during fiscal year 2016. There were no other significant changes to the loan agreements. As of January 1, 2016, our outstanding commitment under the CPTC loans was $3.5 million.
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
We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than subsidiaries' functional currency or the U.S. Dollar.
The notional values of our sold and purchased foreign currency forward contracts outstanding as of January 1, 2016 were $458.5 million and $79.0 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of January 1, 2016. The principal amount of cash and cash equivalents at January 1, 2016 totaled $953.4 million with a weighted average interest rate of 0.18%. At January 1, 2016, our available-for-sale investments included loans of $86.7 million (including accrued interest) to CPTC, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are carried at fair value.
The Credit Agreement (as amended to date), which includes the 2013 Revolving Credit Facility and the 2013 Term Loan Facility, allows us to borrow up to a maximum amount of $500 million under the 2013 Term Loan Facility and $500 million under the 2013 Revolving Credit Facility.
Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 0.875% to 1.125% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.125% based on the same leverage ratio, depending upon instructions from VMS.
Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.125% to 1.375% based on a leverage ratio involving funded indebtedness and EBITDA or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.125% to 0.375% based on the same leverage ratio, depending upon instructions from VMS. Borrowings under the 2013 Revolving Credit Facility have a maturity of approximately 30 days if based on the Eurodollar Rate and the same maturity as the 2013 Term Loan Facility if based on the base rate.
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our term loan facility and revolving credit facility. As of January 1, 2016, borrowings under the 2013 Term Loan Facility totaled $375.0 million with a weighted average interest rate of 1.42% and borrowings under the 2013 Revolving Credit Facility totaled $335.0 million with a weighted average interest rate of 1.69%. If our total borrowings under the 2013 Credit Facility remained at the level as of January 1, 2016 for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $7.1 million. See Note 7, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of January 1, 2016, the outstanding balance under the Sumitomo Credit Facility was 3 billion Japanese Yen or $18.2 million, with a weighted average interest rate of 0.63%.

To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The fair value of our loans to CPTC was $86.7 million at January 1, 2016, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase these loans from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
The estimated fair value of our term loan payable in fiscal year 2018, at January 1, 2016, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 9, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2015 Annual Report should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.
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

We conduct business globally. Our international revenues accounted for approximately 57% and 52% of revenues from continuing operations during the first quarter of fiscal years 2016 and 2015, respectively, and 54%, 57% and 56% of our total revenues during fiscal years 2015, 2014 and 2013, respectively. As a result, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. Our future results could be harmed by a variety of factors, including:

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
As of January 1, 2016, approximately 98% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, a portion of this amount could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
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
OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, or our revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we provide in foreign markets. For example, since the fourth quarter of fiscal year 2014, the U.S. Dollar has strengthened significantly against the Euro and Japanese Yen, which adversely impacted our financial results in fiscal year 2015 and in the first quarter of fiscal year 2016.
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
Moreover, we manufacture and sell hardware products that rely upon software systems to operate properly and software that deliver treatment instructions and store confidential patient information, and both types of products often are connected to and reside within our customers' information technology infrastructures. While we have implemented security measures to protect both our hardware and software products from unauthorized access, these measures may not be effective in fully securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target. Additionally, we are developing and offering cloud and SaaS software products which reside upon and are hosted by third party providers. A security breach, whether of our products, of our customers’ network security and systems or of third party hosting services could disrupt treatments occurring on our products, disrupt access to our customers' stored information, such as the patient treatment delivery instructions, and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results. If we were to experience a significant security breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to customers and counter-parties could be material, and we may not have sufficient insurance to compensate us for those costs. In addition, if a material claim is successfully brought against us relating to a self-insured liability, we could have to pay substantial damages, in addition to any costs related to our defense, which could have a material adverse effect on our financial position and results of operations.
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
Within the EEA, we must affix a CE mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In September 2012, the European Commission adopted a Proposal for a Regulation of the European Parliament and of the Council on medical devices and a Proposal for a Regulation of the European Parliament and of the Council on in vitro diagnostic medical devices which will, once adopted by the European Parliament and by the Council, replace the existing three medical devices directives. Since negotiation by member states of the available drafts are still ongoing, no publication of the new directive is expected until late 2016 at the earliest. The new proposal imposes stricter requirements for the placing in the market of medical devices as well as on the Notified Bodies. We may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.
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
Other applicable international regulations. We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. laws, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines. New data protection legislation that entail substantial changes to the current legal framework, some stricter than before, some less strict, were enacted by the EU Commission in 2015.
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

Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems and VPT products, which took effect on January 1, 2013. This tax has had and may in the future continue to have a negative impact on our gross margin, but was suspended for 2016 and 2017.
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
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, in September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of three patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. This lawsuit is in the initial stages, and we are not able to predict its ultimate outcome. During September and October 2015, we filed several complaints against Elekta in the United States and foreign courts and in the U.S. International Trade Commission alleging patent infringement. We may incur substantial costs and expend significant management resources defending against these claims or prosecuting our claims and our defense of these claims or our prosecution of claims against Elekta may ultimately not be successful. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to us, and even if a third party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. As such, we could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could adversely impact our business and results of operations.
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
We sell our X-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, such as we have begun to see as a result of the recent strengthening of the U.S. Dollar, we could experience reductions in purchasing volume by, or loss of, one or more of these customers. Such a reduction or loss has had and will likely continue to have a material adverse effect on our Imaging Components business. In addition, if any of our customers modify their business operations in ways that result in a reduction in or the discontinuation of purchases of our imaging components products, or divest business operations to third parties that reduce or discontinue purchasing our imaging components products, it could have a material adverse effect on our Imaging Components business. Moreover, economic uncertainties over the past few years, natural disasters and other matters beyond our control have made it difficult for our OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters, as well as other factors, have previously impacted our Imaging Components business, resulting in inventory reduction efforts and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Our agreements for imaging components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from these estimates.
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
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of January 1, 2016, the goodwill of VPT was $48.3 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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

We maintain a credit facility with debt outstanding that contains restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our revolving credit facility contains other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. In addition, we have in the past used borrowings under our credit facility to fund the repurchase of VMS shares and we may continue to do so in the future. In the event that we cannot use borrowings under our credit facility to fund share repurchases, whether because we have drawn down the maximum amounts borrowable under our credit facility, to do so would violate covenants in our credit facility, or otherwise, and we do not have access to other cash resources necessary to fund the desired share repurchases, it could have an adverse effect on our earnings per share. Furthermore, if we fail to comply with the credit facility requirements, we may be in default. Upon an event of default, if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.
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
We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, Maryland Proton Therapy Center and the New York Proton Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to facilitate a refinancing, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that any additional portion of our loan can be syndicated to third parties, or that the loan facility can be successfully refinanced upon the maturity of the loan. In November 2015, we and the other lenders of the CPTC loan agreed to forebear principal and interest payments until April 2017. If a borrower does not have the financial means to pay off its debts, and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write off all, or a portion of the loan, which would adversely affect our financial results.
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of January 1, 2016, customer contracts with remaining terms of more than one year amounted to approximately eight percent of our net accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 3, 2015 - October 30, 2015	556,039	$76.15	556,039	869,112
October 31, 2015 - November 27, 2015	869,112	$79.87	869,112	8,000,000
November 28, 2015 - January 1, 2016	1,000,000	$80.32	1,000,000	7,000,000
Total	2,425,151	$79.20	2,425,151	7,000,000

(1)
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

The preceding table excludes 55,439 shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	February 9, 2016	By:	/s/ ELISHA W. FINNEY
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

10.2†
Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for restricted stock unit awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.3†
Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for performance unit awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.4*
Amendment No. 2, effective as of November 25, 2015, to the Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each of the lenders signatory thereto.

10.5
Third Amendment to Loan and Security Agreement and Other Loan Documents And Amendment to Fee Deed of Trust and Leasehold Deed of Trust among ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, Varian Medical Systems International AG, and JP Morgan Chase Bank, N.A., dated as of November 6, 2015 (incorporated by reference to Exhibit No. 10.41 to the Registrant's Form 10-K filed as of November 25, 2015, File No. 1-7598).

15.1*	Letter Regarding Unaudited Interim Financial Information.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement
*	Filed herewith