Form 10-Q
period 2016-04-01
VARIAN MEDICAL SYSTEMS INC
filed 2016-05-10
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,214,552 shares of common stock, par value $1 per share, outstanding as of April 29, 2016.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended April 1, 2016

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 3,	April 1,	April 3,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Product	$495,569	$513,765	$996,095	$989,595
Service	263,198	245,641	519,805	507,665
Total revenues	758,767	759,406	1,515,900	1,497,260
Cost of revenues:
Product	330,987	330,458	674,443	636,275
Service	110,562	106,410	214,547	211,439
Total cost of revenues	441,549	436,868	888,990	847,714
Gross margin	317,218	322,538	626,910	649,546
Operating expenses:
Research and development	62,108	59,312	122,089	116,388
Selling, general and administrative	121,127	117,190	254,188	257,672
Total operating expenses	183,235	176,502	376,277	374,060
Operating earnings	133,983	146,036	250,633	275,486
Interest income	4,298	3,044	8,247	6,084
Interest expense	(3,312)	(2,001)	(5,542)	(4,046)
Earnings before taxes	134,969	147,079	253,338	277,524
Taxes on earnings	37,986	41,110	67,313	78,241
Net earnings	96,983	105,969	186,025	199,283
Less: Net earnings attributable to noncontrolling interests	12	—	27	—
Net earnings attributable to Varian	$96,971	$105,969	$185,998	$199,283
Net earnings per share - basic	$1.01	$1.06	$1.93	$1.99
Net earnings per share - diluted	$1.01	$1.05	$1.92	$1.97
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	95,671	100,157	96,474	100,315
Weighted average shares outstanding - diluted	96,179	101,026	97,072	101,341

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 1,	April 3,	April 1,	April 3,
(In thousands)	2016	2015	2016	2015
Net earnings	$96,983	$105,969	$186,025	$199,283
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $46 and $91 for the three and six months ended April 1, 2016, respectively, and $39 and $80 for the corresponding periods of fiscal year 2015, respectively.	(71)	(40)	(143)	(78)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($132) and ($264) for the three and six months ended April 1, 2016, respectively, and ($115) and ($231) for the corresponding periods of fiscal year 2015, respectively.	601	505	1,202	1,009
	530	465	1,059	931
Derivative instruments:
Change in unrealized gain (loss), net of tax benefit (expense) of $534 and $480 for the three and six months ended April 1, 2016, respectively, and ($455) and ($739) for the corresponding periods of fiscal year 2015, respectively.	(893)	763	(802)	1,238
Reclassification adjustments, net of tax benefit of $29 for both the three and six months ended April 1, 2016, respectively, and $701 and $1,027 for the corresponding periods of fiscal year 2015, respectively.	(50)	(1,176)	(50)	(1,721)
	(943)	(413)	(852)	(483)
Available-for-sale securities:
Change in unrealized gain (loss), net of tax benefit of $141 for the six months ended April 1, 2016.	—	—	(299)	—
Reclassification adjustments, net of tax expense of ($193) for the six months ended April 1, 2016.	—	—	411	—
	—	—	112	—
Currency translation adjustment	9,829	(18,170)	5,176	(30,460)
Other comprehensive earnings (loss)	9,416	(18,118)	5,495	(30,012)
Comprehensive earnings	106,399	87,851	191,520	169,271
Less: Comprehensive earnings attributable to noncontrolling interests	12	—	27	—
Comprehensive earnings attributable to Varian	$106,387	$87,851	$191,493	$169,271

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1,	October 2,
(In thousands, except par values)	2016	2015 (1)
Assets
Current assets:
Cash and cash equivalents	$961,100	$845,468
Accounts receivable, net of allowance for doubtful accounts of $24,410 at April 1, 2016 and $21,218 at October 2, 2015	852,634	770,920
Inventories	653,328	612,607
Prepaid expenses and other current assets	177,251	163,984
Deferred tax assets	128,904	132,066
Total current assets	2,773,217	2,525,045
Property, plant and equipment, net	374,356	379,215
Goodwill	283,947	283,452
Other assets	434,738	413,036
Total assets	$3,866,258	$3,600,748
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$174,178	$202,918
Accrued liabilities	353,110	353,500
Deferred revenues	520,326	489,775
Advance payments from customers	164,891	178,265
Short-term borrowings	431,635	108,446
Current maturities of long-term debt	50,000	50,000
Total current liabilities	1,694,140	1,382,904
Long-term debt	312,500	337,500
Other long-term liabilities	155,748	154,000
Total liabilities	2,162,388	1,874,404
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	10,331	—
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 95,550 and 98,070 shares issued and outstanding at April 1, 2016 and at October 2, 2015, respectively	95,550	98,070
Capital in excess of par value	659,162	682,167
Retained earnings	1,016,027	1,017,826
Accumulated other comprehensive loss	(80,968)	(86,463)
Total Varian stockholders' equity	1,689,771	1,711,600
Noncontrolling interests	3,768	14,744
Total equity	1,693,539	1,726,344
Total liabilities, redeemable noncontrolling interests and equity	$3,866,258	$3,600,748

(1)
The condensed consolidated balance sheet as of October 2, 2015 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 1,	April 3,
(In thousands)	2016	2015
Cash flows from operating activities:
Net earnings	$186,025	$199,283
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	23,805	25,238
Tax benefits from exercises of share-based payment awards	821	11,144
Excess tax benefits from share-based compensation	(1,579)	(11,138)
Depreciation	31,127	30,111
Amortization of intangible assets	6,801	3,286
Deferred taxes	644	16,399
Provision for doubtful accounts receivable	3,645	6,682
Other, net	(73)	1,514
Changes in assets and liabilities:
Accounts receivable	(94,471)	(17,457)
Inventories	(39,652)	(92,951)
Prepaid expenses and other assets	(15,669)	(20,987)
Accounts payable	(13,637)	(12,833)
Accrued liabilities and other long-term liabilities	1,835	(43,159)
Deferred revenues and advance payments from customers	19,505	37,134
Net cash provided by operating activities	109,127	132,266
Cash flows from investing activities:
Purchases of property, plant and equipment	(45,938)	(36,722)
Decrease (increase) in restricted cash	572	(35,710)
Sale of available-for-sale securities	8,638	—
Notes receivable	(6,159)	(5,000)
Net amounts received from (paid to) deferred compensation plan trust account	(2,907)	3,102
Other	(732)	(838)
Net cash used in investing activities	(46,526)	(75,168)
Cash flows from financing activities:
Repurchases of common stock	(248,704)	(201,181)
Proceeds from issuance of common stock to employees	21,210	67,221
Excess tax benefits from share-based compensation	1,579	11,138
Employees' taxes withheld and paid for restricted stock and restricted stock units	(10,715)	(16,046)
Borrowings under credit facility agreement	83,000	—
Repayments under credit facility agreement	(108,000)	(25,000)
Net borrowings under credit facility agreements with maturities less than 90 days	322,000	100,000
Contingent consideration and hold back	(3,710)	(1,070)
Other	496	1,774
Net cash provided by (used in) financing activities	57,156	(63,164)
Effects of exchange rate changes on cash and cash equivalents	(4,125)	19,014
Net increase in cash and cash equivalents	115,632	12,948
Cash and cash equivalents at beginning of period	845,468	849,275
Cash and cash equivalents at end of period	$961,100	$862,223
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
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 2, 2015 (the “2015 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of April 1, 2016 and October 2, 2015, results of operations and statements of comprehensive earnings for the three and six months ended April 1, 2016 and April 3, 2015, and cash flows for the six months ended April 1, 2016 and April 3, 2015. The results of operations for the six months ended April 1, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
Certain reclassifications have been made to the amounts for prior period in order to conform to the current period’s presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2016 is the 52-week period ending September 30, 2016, and fiscal year 2015 was the 53-week period ended October 2, 2015. The fiscal quarters ended April 1, 2016 and April 3, 2015 were both 13-week periods.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
In March 2016, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In February 2016, the FASB issued a new standard on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the impact of adopting this new standard to its consolidated financial statements.
In January 2016, the FASB issued an amendment to its accounting guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.
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
In May 2014, the FASB issued a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectibility, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company is evaluating the impact of adopting this standard to its consolidated financial statements.

2. BALANCE SHEET COMPONENTS

(In millions)	April 1, 2016	October 2, 2015
Inventories:
Raw materials and parts	$386.1	$348.3
Work-in-process	102.5	98.2
Finished goods	164.7	166.1
Total inventories	$653.3	$612.6

The following tables summarize the Company's available-for-sale securities:

	April 1, 2016
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities:
CPTC loans	$88.8	$—	$—	$88.8
Total available-for-sale securities	$88.8	$—	$—	$88.8

	October 2, 2015
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities:
CPTC loans	$83.9	$—	$—	$83.9
Other	8.6	0.1	(0.3)	8.4
Non-U.S. government security	0.7	—	—	0.7
Total available-for-sale securities	$93.2	$0.1	$(0.3)	$93.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

See Note 15, "VPT Loans" for more information on California Proton Treatment Center, LLC (“CPTC”) loans.

Available-for-sale securities are recorded in other assets on the Condensed Consolidated Balance Sheets because their maturity dates are greater than one year, and the Company did not intend to sell all or a portion of its loans in the next twelve months. As of April 1, 2016, the Company anticipates that it will recover the entire amortized cost basis of all of its available-for-sale securities and determined that no other-than-temporary impairments were required to be recognized.

(In millions)	April 1, 2016	October 2, 2015
Other long-term liabilities:
Long-term income taxes payable	$47.2	$44.5
Long-term deferred income taxes	44.5	47.5
Other	64.0	62.0
Total other long-term liabilities	$155.7	$154.0
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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at April 1, 2016:
Available-for-sale securities:
Corporate debt securities	$—	$—	$88.8	$88.8
Total assets measured at fair value	$—	$—	$88.8	$88.8

Liabilities at April 1, 2016:
Derivative liabilities	$—	$(1.9)	$—	$(1.9)
Contingent consideration	—	—	(3.2)	(3.2)
Total liabilities measured at fair value	$—	$(1.9)	$(3.2)	$(5.1)

Assets at October 2, 2015:
Available-for-sale securities:
Corporate debt securities	$—	$8.4	$83.9	$92.3
Non-U.S. government security	—	0.7	—	0.7
Total assets measured at fair value	$—	$9.1	$83.9	$93.0

Liabilities at October 2, 2015:
Contingent consideration	$—	$—	$(4.1)	$(4.1)
Total liabilities measured at fair value	$—	$—	$(4.1)	$(4.1)

The Company's available-for-sale securities are included in other assets, derivative liabilities are included in accrued liabilities, and contingent consideration is included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to thirteen months in duration. The fair value of the Company's Level 2 corporate debt securities and non-U.S. government security is priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data.
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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	CPTC Loans	Contingent Consideration
Balance at October 2, 2015	$83.9	$(4.1)
Additions (1)	4.9	—
Settlements (2)	—	1.2
Change in fair value recognized in earnings	—	(0.3)
Balance at April 1, 2016	$88.8	$(3.2)

(1)	Amounts reported under CPTC loans represent draw downs and accrued interest.

(2)	Amounts reported under Contingent Consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended April 1, 2016, or the three and six months ended April 3, 2015. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, short-term notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of both April 1, 2016 and October 2, 2015, the fair value of current maturities of long-term debt approximated its carrying value of $50.0 million, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $312.5 million and $337.5 million, at April 1, 2016 and October 2, 2015, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $37.1 million and $30.9 million at April 1, 2016 and October 2, 2015, respectively, because it is based on terms of recent comparable transactions and is categorized as Level 3 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

4. RECEIVABLES
The following table summarizes the Company's accounts receivable and notes receivable as of April 1, 2016 and October 2, 2015:

(In millions)	April 1, 2016	October 2, 2015
Accounts receivable, gross	$940.2	$838.2
Allowance for doubtful accounts	(24.4)	(21.2)
Accounts receivable, net	$915.8	$817.0
Short-term	$852.6	$770.9
Long-term (1)	$63.2	$46.1

Notes receivable	$47.1	$40.9
Short-term (2)	$10.0	$10.0
Long-term (1)	$37.1	$30.9

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
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
Allowance for doubtful accounts was entirely related to the short-term accounts receivable as of April 1, 2016 and October 2, 2015.
See Note 15, "VPT Loans" for more information on the Company's long-term notes receivable balances.

5. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Imaging Components	Other	Total
Balance at October 2, 2015	$158.8	$74.7	$50.0	$283.5
Foreign currency translation adjustments	—	—	0.4	0.4
Balance at April 1, 2016	$158.8	$74.7	$50.4	$283.9
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets on the Condensed Consolidated Balance Sheets:

(In millions)	April 1, 2016	October 2, 2015
Finite-lived intangible assets:
Acquired existing technology	$73.0	$71.7
Patents, licenses and other	35.0	35.3
Customer contracts and supplier relationship	20.1	20.1
Accumulated amortization	(71.9)	(65.1)
Net carrying amount	$56.2	$62.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

As of April 1, 2016 and October 2, 2015, the Company also had $9.3 million and $10.6 million, respectively, of in-process research and development assets.
Amortization expense for intangible assets was $3.8 million and $1.7 million in the three months ended April 1, 2016 and April 3, 2015, respectively, and $6.8 million and $3.3 million in the six months ended April 1, 2016 and April 3, 2015, respectively. The Company estimates the amortization expense for the remaining six months of fiscal year 2016, fiscal years 2017 through 2020, and thereafter, will be as follows (in millions): $6.3, $13.5, $9.8, $9.2, $7.9, and $9.5, respectively.

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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income of $0.6 million and $0.9 million in the three months ended April 1, 2016 and April 3, 2015, respectively, from its equity investment in dpiX Holding. VMS recorded a loss of $0.1 million and income of $0.5 million in the six months ended April 1, 2016 and April 3, 2015, respectively, from its equity investment in dpiX Holding. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in other assets on the Condensed Consolidated Balance Sheets, was $47.7 million at April 1, 2016 and $47.3 million at October 2, 2015.
The Company purchased glass transistor arrays from dpiX totaling $5.4 million and $5.6 million in the three months ended April 1, 2016 and April 3, 2015, respectively, and $10.4 million and $9.9 million in the six months ended April 1, 2016 and April 3, 2015, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues - product in the Condensed Consolidated Statements of Earnings for these fiscal periods.
In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of April 1, 2016, the Company had fixed cost commitments of $13.5 million related to this amended agreement through December 31, 2016. The fixed cost commitments for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

7. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	April 1, 2016		October 2, 2015
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$50.0	1.56%	$50.0	1.32%
2013 Revolving Credit Facility	412.0	1.81%	90.0	1.57%
Sumitomo Credit Facility	19.6	0.58%	18.4	0.63%
Total short-term debt	$481.6		$158.4

Long-term debt:
2013 Term Loan Facility	$312.5	1.56%	$337.5	1.32%
Total long-term debt	$312.5		$337.5
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
Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 0.875% to 1.125% based on a leverage ratio involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization) or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.125% based on the same leverage Ratio, depending upon instructions from the Company.
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
The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2013 Credit Facility, subject to certain limitations on the amount guaranteed. As of April 1, 2016, the 2013 Credit Facility was not guaranteed by any VMS subsidiary. In March 2016, the Credit Agreement was amended to provide for the release of an existing subsidiary stock pledge securing the 2013 Credit Facility and to provide that the Company will no longer be required to pledge the stock of any of its subsidiaries.
The Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA , and (ii) a minimum cash flow coverage ratio. The Company was in compliance with all covenants under the Credit Agreement for all periods within these condensed consolidated financial statements in which it was in existence.

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
The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Liability Derivatives
	Balance Sheet	April 1, 2016	October 2, 2015
(In millions)	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$1.3	$—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	0.6	—
Total derivatives		$1.9	$—

At April 1, 2016 and October 2, 2015, the fair value of the Company's derivative assets was immaterial. See Note 3, "Fair Value" regarding valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2015 Annual Report regarding credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of April 1, 2016 and October 2, 2015, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities
The Company designates and accounts for certain of its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualify as cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

excluded from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. During the six months ended April 1, 2016, the Company did not discontinue any cash flow hedges. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of April 1, 2016, all forecasted cash flows were still probable to occur. As of April 1, 2016, the net unrealized loss on derivative instruments, before tax, of $1.4 million was included in accumulated other comprehensive loss and is expected to be reclassified to earnings over the next 12 months that follows.
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

April 1, 2016
(In millions)	Notional Value Sold
Euro	$33.0
Totals	$33.0

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
(In millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015		April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Foreign currency forward contracts	$(1.4)	$1.2	$(1.3)	$2.0	Revenues	$0.1	$1.8	$0.1	$2.7
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	April 1, 2016
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$15.6	$—
Brazilian Real	5.3	—
British Pound	65.1	—
Canadian Dollar	—	8.9
Danish Krone	—	0.3
Euro	218.6	2.0
Hungarian Forint	2.6	—
Indian Rupee	10.5	—
Japanese Yen	73.2	—
New Zealand Dollar	4.5	—
Norwegian Krone	1.1	—
Swedish Krona	6.2	—
Swiss Franc	—	68.9
Thai Baht	1.5	—
Totals	$404.2	$80.1

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments:

Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Net Earnings on Derivative
	Three Months Ended		Six Months Ended
(In millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Selling, general and administrative expenses	$(12.3)	$22.5	$(4.9)	$34.0

The gains or losses on these derivative instruments were significantly offset by the gains or losses resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of April 1, 2016 and October 2, 2015, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

9. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
	April 1,	April 3,
(In millions)	2016	2015
Accrued product warranty, at beginning of period	$45.9	$49.3
Charged to cost of revenues	23.9	21.8
Actual product warranty expenditures	(22.0)	(28.1)
Accrued product warranty, at end of period	$47.8	$43.0

Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets as of April 1, 2016 and October 2, 2015.
Other Commitments

See Note 15, "VPT Loans" for additional information about the Company's commitments for funding development and construction of various proton therapy centers.
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
The Company spent $0.2 million and $0.5 million (net of amounts borne by VI and VSEA) in the three months ended April 1, 2016 and April 3, 2015, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.4 million and $0.8 million (net of amounts borne by VI and VSEA) in the six months ended April 1, 2016 and April 3, 2015, respectively, on such costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of April 1, 2016, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.4 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of April 1, 2016. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.4 million for these cleanup projects as of April 1, 2016. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of April 1, 2016, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.1 million to $25.5 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of April 1, 2016. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $8.6 million at April 1, 2016. Accordingly, the Company has accrued $7.1 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.4 million described in the preceding paragraph.
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $1.9 million at April 1, 2016 and $2.1 million at October 2, 2015, with the noncurrent receivables portion included in other assets and the payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.
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
In September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. During September 2015 and October 2015, the Company filed several complaints in the U.S. and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam imaging gantries, volumetric modulated arc therapy (“VMAT”), and MR-Linac. In February 2016, Elekta Ltd. filed several complaints in the U.S. and foreign courts alleging infringement of certain patents related to linear accelerator control

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

systems and treatment planning. These lawsuits are ongoing and at this time, the Company is unable to predict the ultimate outcomes of these matters. Therefore, no amounts have been accrued as of April 1, 2016.
In June 2015, a foreign subsidiary of the Company was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. The Company has requested a judicial review available under Portuguese criminal procedure processes as to whether or not such changes are proper under Portuguese law. The Company previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission.  At this time, the Company is unable to predict the ultimate outcome of this matter, and therefore no amounts have been accrued as of April 1, 2016.
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
Restructuring Charges
As part of the Company's plan to enhance operational performance through productivity initiatives, the Company implemented a workforce reduction, primarily in its Oncology Systems and Imaging Components segments, in the first quarter of fiscal year 2016. The Company incurred $4.8 million in restructuring charges during the six months ended April 1, 2016, most of which was incurred in the first quarter of fiscal year 2016, in connection with the restructuring program, of which $3.1 million was paid in cash during the six months ended April 1, 2016. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The Company expects to substantially complete this restructuring program by the end of fiscal year 2016, and any remaining restructuring charges relating to this program are not expected to be material.
The Company incurred $3.1 million and $13.6 million in restructuring charges related to an enhanced retirement program and workforce reduction during the three and six months ended April 3, 2015.

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
The components of net defined benefit costs were as follows:

	Three Months Ended		Six Months Ended
(In millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Defined Benefit Plans
Service cost	$1.5	$1.2	$3.0	$2.4
Interest cost	1.0	1.3	2.0	2.6
Expected return on plan assets	(1.7)	(1.8)	(3.4)	(3.6)
Amortization of prior service cost	—	0.1	—	0.1
Recognized actuarial loss	0.8	0.6	1.5	1.2
Net periodic benefit cost	$1.6	$1.4	$3.1	$2.7

11. INCOME TAXES
The Company’s effective tax rate was 28.1% and 28.0% in the three months ended April 1, 2016 and April 3, 2015, respectively, and 26.6% and 28.2% in the six months ended April 1, 2016 and April 3, 2015, respectively. The decrease in the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Company’s effective tax rate during the six months ended April 1, 2016, compared to the year ago period, was primarily due to the geographic mix of earnings.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the six months ended April 1, 2016; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2015, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock through December 31, 2016. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Number of shares	725	825	3,150	2,325
Average repurchase price per share	$78.12	$91.71	$78.95	$86.54
Total cost	$56,627	$75,646	$248,704	$201,181
Included in the number of shares repurchased in the three and six months ended April 1, 2016, the Company completed an accelerated share repurchase in which it paid $40.4 million and received 0.5 million shares of VMS common stock. Included in the number of shares repurchased in the three and six months ended April 3, 2015, the Company completed an accelerated share repurchase in which it paid $45.0 million and received 0.5 million shares of VMS common stock. As of April 1, 2016, 6.3 million shares of VMS common stock remained available for repurchase under the November 2015 authorization.
Other Comprehensive Earnings
The changes in accumulated other comprehensive earnings (loss) by component and related tax effects are summarized as follows:

(In thousands)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Net Unrealized Gains (Losses) Available for Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at October 2, 2015	$(46,070)	$—	$(112)	$(40,281)	$(86,463)
Other comprehensive earnings before reclassifications	—	(1,282)	(440)	5,176	3,454
Amounts reclassified out of other comprehensive earnings	1,232	(79)	604	—	1,757
Tax benefit (expense)	(173)	509	(52)	—	284
Balance at April 1, 2016	$(45,011)	$(852)	$—	$(35,105)	$(80,968)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

(In thousands)	Net Unrealized Gain (Loss) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gain (Loss) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 26, 2014	$(44,060)	$965	$(15,516)	$(58,611)
Other comprehensive earnings before reclassifications	—	1,977	(30,460)	(28,483)
Amounts reclassified out of other comprehensive earnings	1,082	(2,748)	—	(1,666)
Tax benefit (expense)	(151)	288	—	137
Balance at April 3, 2015	$(43,129)	$482	$(45,976)	$(88,623)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended		Six Months Ended
	April 1,	April 3,	April 1,	April 3,
(In thousands)	2016	2015	2016	2015
Comprehensive Earnings Components	Income (Loss) Before Taxes		Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(616)	$(541)	$(1,232)	$(1,082)	Cost of revenues & Operating expenses
Unrealized gain on cash flow hedging instruments	79	1,877	79	2,748	Revenues
Unrealized loss on available-for-sale-investments	—	—	(604)	—	Operating expenses
Total amounts reclassified out of other comprehensive earnings	$(537)	$1,336	$(1,757)	$1,666

Noncontrolling Interests
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG ("MeVis"), a public company based in Bremen, Germany that provides image processing software and services for cancer screening.
In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity. As of April 1, 2016, the redemption value of redeemable noncontrolling interests in MeVis was $10.3 million.
During the six months ended April 1, 2016, an immaterial number of MeVis' shares were purchased under the put right. As of April 1, 2016, noncontrolling shareholders together held approximately 480,000 shares of MeVis, representing 26.4% of the outstanding shares.

Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

(In thousands)	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at October 2, 2015	$14,744	$—
Net earnings (loss) attributable to noncontrolling interests	(95)	122
Reclassification of noncontrolling interests in MeVis to redeemable noncontrolling interests	(10,382)	10,382
Other	(499)	(173)
Balance at April 1, 2016	$3,768	$10,331

13. EMPLOYEE STOCK PLANS
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In thousands)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Cost of revenues - Product	$1,117	$1,206	$2,108	$2,315
Cost of revenues - Service	960	986	1,949	1,938
Research and development	1,746	1,654	3,323	3,392
Selling, general and administrative	8,727	8,655	16,425	17,593
Total share-based compensation expense	$12,550	$12,501	$23,805	$25,238
Income tax benefit for share-based compensation	$(3,799)	$(3,943)	$(7,257)	$(7,916)

During the six months ended April 1, 2016 and April 3, 2015, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at vesting depend on the Company’s business performance during the performance period, against specified performance targets, both of which are set by the Compensation and Management Development Committee of the Board of Directors. The performance units vest at the end of a three-year service period. Performance units granted prior to fiscal year 2015 have one three-year performance period for both the Company's performance and total shareholder return, performance units granted in fiscal year 2015 have a one year Company performance period and a three year total shareholder return, and performance units awarded in fiscal year 2016 have three separate one-year Company performance periods and a three year total shareholder return. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination.
The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Employee Stock Option Plans
Expected term (in years)	4.13	4.13	4.13	4.15
Risk-free interest rate	1.1%	1.3%	1.1%	1.3%
Expected volatility	20.0%	22.1%	20.0%	22.1%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$13.67	$18.53	$13.70	$18.56

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended
	April 1, 2016	April 3, 2015
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.3%	0.1%
Expected volatility	17.0%	8.3%
Expected dividend	—%	—%
Weighted average fair value at grant date	$15.59	$14.24

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant
Balance at October 2, 2015	6,661
Granted	(2,309)
Cancelled or expired	256
Balance at April 1, 2016	4,608

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
Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at October 2, 2015	2,537	$72.58
Granted	823	75.93
Cancelled or expired	(20)	86.29
Exercised	(256)	51.22
Balance at April 1, 2016	3,084	$75.15	4.7	$26,818

Exercisable at April 1, 2016	1,678	$69.85	3.3	$22,411

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $81.15 as of April 1, 2016, the last trading date of the second quarter of fiscal year 2016, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of April 1, 2016, there was $16.3 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at October 2, 2015	950	$84.11
Granted	480	77.84
Vested	(384)	81.04
Cancelled or expired	(67)	81.81
Balance at April 1, 2016	979	$82.33
As of April 1, 2016, unrecognized compensation expense totaling $53.7 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.
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
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Net earnings attributable to Varian	$96,971	$105,969	$185,998	$199,283
Weighted average shares outstanding - basic	95,671	100,157	96,474	100,315
Dilutive effect of potential common shares	508	869	598	1,026
Weighted average shares outstanding - diluted	96,179	101,026	97,072	101,341
Net earnings per share attributable to Varian - basic	$1.01	$1.06	$1.93	$1.99
Net earnings per share attributable to Varian - diluted	$1.01	$1.05	$1.92	$1.97
Anti-dilutive employee shared based awards, excluded	2,031	956	2,031	1,194

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

15. VPT LOANS
The following table lists the Company's outstanding loans and commitments for funding development and construction of various proton therapy centers:

	April 1, 2016		October 2, 2015
(In millions)	Balance	Commitment	Balance	Commitment
Long-term notes receivable (1):
NYPC loan	$24.9	$66.6	$18.7	$72.8
MPTC loan	12.2	22.8	12.2	22.8
	$37.1	$89.4	$30.9	$95.6
Available-for-sale Securities (1):
CPTC loans	$88.8	$3.4	$83.9	$—
	$88.8	$3.4	$83.9	$—

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
As of April 1, 2016, the Company had recorded $12.1 million in accounts receivable, which includes unbilled accounts receivable, from NYPC. As of October 2, 2015, the Company did not have accounts receivable from NYPC.
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
As of April 1, 2016 and October 2, 2015, the Company had recorded $22.0 million and $28.6 million, respectively, in accounts receivable, which includes unbilled accounts receivable, from MPTC.
CPTC Loans
As of October 2, 2015, the Company had loaned $73.5 million under a Tranche A loan and $10.4 million under a Tranche B loan to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California under a loan agreement with ORIX and J.P. Morgan. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; the Company's proportionate share of this commitment is $4.4 million ("Tranche C loan"). There were no other significant changes to the loan agreements. As of April 1, 2016, the Company's remaining commitment under the Tranche C loan is expected to be drawn down over the next 12 months. The Tranche A, Tranche B and Tranche C loans are collectively, referred to as the “CPTC Loans.” As of April 1, 2016, the Company had loaned $76.9 million

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

under the Tranche A loan, $10.9 million under the Tranche B loan and $1.0 million under the Tranche C loan. No amounts were available for draw down under the Tranche A and Tranche B loans.
The amounts loaned under the CPTC Loans include accrued interest. ORIX has the option to purchase the Company's share of the CPTC loans at par. The CPTC loans meet the definition of a debt security and therefore are accounted for as available-for-sale securities and recorded at fair value as of April 1, 2016 and October 2, 2015. The Company's CPTC loans are included in other assets on the Company's Condensed Consolidated Balance Sheets as of April 1, 2016 and October 2, 2015 because the Company did not expect to be repaid and did not intend to sell all or a portion of its CPTC loans in the next twelve months. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center. The CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. To date no amortizing principal payments have been made. The principal and interest payments are subject to the forbearance agreement mentioned above.
As of April 1, 2016 and October 2, 2015, the Company had recorded $27.7 million and $25.2 million, respectively, in accounts receivable, which includes unbilled accounts receivable, from CPTC.
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
Description of Segments
The Oncology Systems segment designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiation therapy, and advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), VMAT, stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy (“SBRT”) and brachytherapy. Products include linear accelerators, brachytherapy afterloaders, treatment simulation and verification equipment and accessories; as well as information management, treatment planning and image processing software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as IMRT, IGRT, VMAT, SRS and SBRT, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by neurosurgeons to perform stereotactic radiosurgery. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.
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
The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended		Six Months Ended
(In millions)	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
Revenues
Oncology Systems	$584.1	$589.4	$1,173.4	$1,152.7
Imaging Components	143.7	155.5	285.1	321.5
Total reportable segments	727.8	744.9	1,458.5	1,474.2
Other	31.0	14.5	57.4	23.1
Total Company	$758.8	$759.4	$1,515.9	$1,497.3
Operating Earnings (Loss)
Oncology Systems	$129.5	$125.9	$244.7	$252.0
Imaging Components	25.7	40.0	50.9	81.2
Total reportable segments	155.2	165.9	295.6	333.2
Other	(12.7)	(12.7)	(25.0)	(26.3)
Corporate	(8.6)	(7.2)	(20.0)	(31.4)
Total Company	$133.9	$146.0	$250.6	$275.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of April 1, 2016 and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and six-month periods ended April 1, 2016 and April 3, 2015, and the condensed consolidated statement of cash flows for the six-month periods ended April 1, 2016 and April 3, 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of October 2, 2015, and the related consolidated statements of earnings and of comprehensive earnings, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 25, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 2, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
May 10, 2016

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
Total revenues decreased slightly, gross margin decreased 0.7 percentage points, net earnings attributable to Varian decreased 8%, and net earnings per diluted share decreased 4%, in the second quarter of fiscal year 2016, compared to the year-ago period.
Gross orders increased 6% in Oncology Systems and decreased 12% in Imaging Components in the second quarter of fiscal year 2016, compared to the year-ago period. Our backlog at April 1, 2016 was 6% higher than at the end of the second quarter of fiscal year 2015.
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
The U.S. Dollar strengthened against the Euro and certain foreign currencies and weakened against the Japanese Yen in the second quarter of fiscal year 2016, compared to the year-ago period, which had a net unfavorable impact on our revenues and gross orders. We expect that fluctuations of foreign currencies against the U.S. Dollar will continue to cause variability in our financial performance.
In December 2015, the U.S. President signed into law the Protecting Americans from Tax Hikes Act of 2015 ("PATH Act"), which suspended the 2.3% medical device excise tax implemented as part of the Affordable Care Act for a two-year period through December 31, 2017. The suspension of the medical device excise tax had a positive impact in the second quarter of fiscal year 2016, and we expect the suspension to have a positive impact on our gross margin for the remainder of fiscal year 2016 and fiscal year 2017. Additionally, the PATH Act permanently extended the research and development ("R&D") tax credit, which has a favorable impact on our effective tax rate.
Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy and advanced treatments, such as intensity-

modulated radiation therapy ("IMRT"), image-guided radiation therapy ("IGRT"), volumetric modulated arc therapy ("VMAT"), stereotactic radiotherapy, stereotactic body radiotherapy and brachytherapy, as well as informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
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
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will continue during fiscal year 2016 and result in a high degree of variability of gross orders and revenues from quarter-to-quarter. We also believe that the Affordable Care Act, Accountable Care Organizations and bundled payment arrangements are causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased business variability.
In the radiation oncology markets outside of North America, we expect the long-term market to grow in EMEA with mixed performance across the region. In APAC, we expect China to lead longer term regional growth, off-setting a slower Japanese market. Our long-term outlook for Latin America is positive despite volatility. Overall, we believe the longer-term global radiation oncology market can grow, on average and in constant currencies, in the mid-single-digit range.
In the second quarter of fiscal year 2016, Oncology Systems revenues decreased 1% and gross margin increased by 0.5 percentage points compared to the year-ago period.
In the second quarter of fiscal year 2016, Oncology Systems gross orders increased 6%, compared to the year-ago period, due to increases in gross orders of 7% and 6% from our North America and international regions, respectively. On a constant currency basis, Oncology Systems international gross orders increased 8% in the second quarter of fiscal year 2016, compared to the year-ago period.
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics, and industrial applications. We provide a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, ionization chambers and automatic exposure control systems. Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We continue to view the long-term driver for this business to be the ongoing success of key X-ray imaging original equipment manufacturers (“OEMs”) that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.

Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. A significant portion of our Imaging Components customers are outside of the United States and products in this business are generally priced in U.S. Dollars. As a result, the demand for Imaging Components products has been negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar. In addition, some customers have asked for additional discounts, delayed purchasing decisions, or moved to in-sourcing supply of such components or migrated to lower cost alternatives. In the event of a strengthening U.S. Dollar, we expect that demand and pricing will continue to be negatively impacted for Imaging Component products. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying tenders, resulting in a decline in the demand for security and inspection products which is expected to continue.
In the second quarter of fiscal year 2016, Imaging Components revenues, gross orders, and gross margin decreased by 8%, 12% and 2.6 percentage points, respectively, compared to the year-ago period.
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
In the second quarter of fiscal year 2016, the "Other" category revenues increased $16.5 million and gross orders decreased $41.3 million compared to the year-ago period.
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
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, impairment of investments and notes receivable, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”

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
Impairment of Investments and Notes Receivable
We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). Our available-for-sale investments primarily include California Proton Treatment Center, LLC ("CPTC") loans. We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intent to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of the CPTC loans, which is classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC (see Note 3, "Fair Value" of the Notes to the Condensed Consolidated Financial Statements).

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

At times, we advance notes to third parties, including our customers. We assess these notes for collectibility and regularly review them for impairment by considering internal factors such as historical experience, credit quality, age of the note balances as well as external factors such as economic conditions that may affect the note holder's ability to pay.

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
We have four reporting units with goodwill: (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT. For all four reporting units, based upon the most recent annual goodwill analysis that we performed as of the end of the third quarter of fiscal year 2015, either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those which step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $50.4 million in goodwill as of April 1, 2016, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, "Fair Value" of the Notes to the Condensed Consolidated Financial Statements). The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first half of fiscal years 2016 and 2015.

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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2016 is the 52-week period ending September 30, 2016, and fiscal year 2015 was the 53-week period ended October 2, 2015. The fiscal quarters ended April 1, 2016 and April 3, 2015 were both 13-week periods.
Discussion of Results of Operations for the Second Quarter and First Half of Fiscal Year 2016 Compared to the Second Quarter and First Half of Fiscal Year 2015
Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Product	$495.6	$513.8	(4)%	$996.1	$989.6	1%
Service	263.2	245.6	7%	519.8	507.7	2%
Total Revenues	$758.8	$759.4	—%	$1,515.9	$1,497.3	1%
Product as a percentage of total revenues	65%	68%		66%	66%
Service as a percentage of total revenues	35%	32%		34%	34%
Total revenues decreased slightly in the second quarter of fiscal year 2016, compared to the year-ago period, due to decreases in revenues from Imaging Components and Oncology Systems, mostly offset by an increase in revenues from the "Other" category. Total revenues increased in the first half of fiscal year 2016, compared to the year-ago period, due to increases in revenues from the "Other" category and Oncology Systems, partially offset by a decrease in revenues from Imaging Components.

Product revenues decreased in the second quarter of fiscal year 2016, compared to the year-ago period, due to decreases in revenues from Oncology Systems and Imaging Components, partially offset by an increase in revenues from the "Other" category. Product revenues increased in the first half of fiscal year 2016, compared to the year-ago period, due to increases in revenues from the "Other" category and Oncology Systems, partially offset by a decrease in revenues from Imaging Components.
Service revenues increased in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems. Service revenues increased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to increases in revenues from Imaging Components and Oncology Systems.

Revenues by region	Three Months Ended				Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	Constant Currency (1)	April 1, 2016	April 3, 2015	Percent Change	Constant Currency (1)
Americas	$366.6	$377.3	(3)%	(2)%	$715.1	$748.0	(4)%	(4)%
EMEA	212.8	207.7	2%	7%	482.9	416.9	16%	23%
APAC	179.4	174.4	3%	4%	317.9	332.4	(4)%	(2)%
Total Revenues	$758.8	$759.4	—%	2%	$1,515.9	$1,497.3	1%	4%

North America	$348.2	$357.4	(3)%	(2)%	$672.8	$712.7	(6)%	(5)%
International (2)	410.6	402.0	2%	5%	843.1	784.6	7%	13%
Total Revenues	$758.8	$759.4	—%	2%	$1,515.9	$1,497.3	1%	4%
North America as a percentage of total revenues	46%	47%			44%	48%
International as a percentage of total revenues	54%	53%			56%	52%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
The Americas revenues decreased in the second quarter and the first half of fiscal year 2016, compared to the year-ago periods, due to decreases in revenues from Oncology Systems and Imaging Components, partially offset by an increase in revenues from the "Other" category.
EMEA revenues increased in the second quarter of fiscal year 2016, compared to the year-ago period, due to increases in revenues from the "Other" category and Imaging Components, partially offset by a decrease in revenues from Oncology Systems. EMEA revenues increased in the first half of fiscal year 2016, compared to the year-ago period, due to increases in revenues from Oncology Systems, the "Other" category, and Imaging Components.
APAC revenues increased in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from Imaging Components. APAC revenues decreased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from Imaging Components, partially offset by an increase in revenues from Oncology Systems.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	Constant Currency	April 1, 2016	April 3, 2015	Percent Change	Constant Currency
Product	$332.5	$351.1	(5)%	(3)%	$675.5	$659.9	2%	5%
Service	251.6	238.3	6%	8%	497.9	492.8	1%	5%
Total Oncology Systems Revenues	$584.1	$589.4	(1)%	1%	$1,173.4	$1,152.7	2%	5%
Product as a percentage of total Oncology Systems revenues	57%	60%			58%	57%
Service as a percentage of total Oncology Systems revenues	43%	40%			42%	43%
Oncology Systems revenues as a percentage of total revenues	77%	78%			77%	77%
Oncology Systems product revenues decreased in the second quarter of fiscal year 2016, compared to the year-ago period, due to a decrease from hardware products, partially offset by an increase from software licenses. Oncology Systems product revenues increased in the first half of fiscal year 2016, compared to the year-ago period, due to increases from hardware products and software licenses.
Oncology Systems service revenues increased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, primarily due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow. In addition, the first half of fiscal year 2015 benefited from an extra week of operations.
The overall fluctuations in currency exchange rates had a negative impact on the revenues of Oncology Systems during the second quarter and first half of fiscal year 2016, as compared to the year-ago periods.

Revenues by region	Three Months Ended				Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	Constant Currency	April 1, 2016	April 3, 2015	Percent Change	Constant Currency
Americas	$305.9	$313.9	(3)%	(2)%	$590.2	$622.3	(5)%	(5)%
EMEA	151.6	161.7	(6)%	(1)%	364.2	329.5	11%	18%
APAC	126.6	113.8	11%	13%	219.0	200.9	9%	13%
Total Oncology Systems Revenues	$584.1	$589.4	(1)%	1%	$1,173.4	$1,152.7	2%	5%

North America	$288.9	$296.0	(2)%	(2)%	$552.7	$591.1	(6)%	(6)%
International	295.2	293.4	1%	4%	620.7	561.6	11%	17%
Total Oncology Systems Revenues	$584.1	$589.4	(1)%	1%	$1,173.4	$1,152.7	2%	5%
North America as a percentage of total Oncology Systems revenues	49%	50%			47%	51%
International as a percentage of total Oncology Systems revenues	51%	50%			53%	49%
The Americas Oncology Systems revenues decreased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, due to a decrease in revenues from North American hardware products, partially offset by an increase in service revenues.

EMEA Oncology Systems revenues decreased in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from hardware products. EMEA Oncology Systems revenues increased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to an increase in product revenues resulting from an increase in volume from hardware products and the timing of shipments.
APAC Oncology Systems revenues increased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, due to an increase in revenues from hardware products and software licenses.
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
Imaging Components Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Product	$134.4	$150.0	(10)%	$267.6	$309.8	(14)%
Service	9.3	5.5	71%	17.5	11.7	51%
Total Imaging Components Revenues	$143.7	$155.5	(8)%	$285.1	$321.5	(11)%
Product as a percentage of total Imaging Components revenues	94%	96%		94%	96%
Service as a percentage of total Imaging Components revenues	6%	4%		6%	4%
Imaging Components revenues as a percentage of total revenues	19%	20%		19%	21%

Imaging Components product revenues decreased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, due to a decrease in revenues from X-ray flat panel and tube products, and to a lesser extent, a decrease in revenues from security and inspection products, partially offset by product revenues from acquisitions completed in the second half of fiscal year 2015. The decreases in revenues from X-ray flat panel and tube products were primarily due to pricing pressures resulting from the strengthening of the U.S. Dollar, customers migrating to lower cost alternatives, and the decision of a customer to in-source some of its X-ray flat panel products in the second half of fiscal year 2015. In addition, lower purchases from a key customer with higher X-ray tube inventory, due in part to longer tube life, also contributed to the declines in revenues. The decrease in revenues from security and inspection products was due to pricing pressures and delays in tenders in which our customers participate.

Imaging Components service revenues increased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, primarily due to service revenues from acquisitions completed in the second half of fiscal year 2015.
Because sales transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material direct impact on Imaging Components international revenues. However, demand from X-ray tube and flat panel products and, consequently revenues, were negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar against certain foreign currencies in the first half of fiscal year 2016, compared to the year-ago period, which made our products relatively more expensive as compared to non-U.S. manufacturers and to customers outside the U.S.

Revenues by region	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Americas	$46.1	$56.0	(18)%	$99.3	$114.2	(13)%
EMEA	45.0	38.9	16%	87.0	75.9	15%
APAC	52.6	60.6	(13)%	98.8	131.4	(25)%
Total Imaging Components Revenues	$143.7	$155.5	(8)%	$285.1	$321.5	(11)%

North America	$44.6	$54.1	(17)%	$94.4	$110.1	(14)%
International	99.1	101.4	(2)%	190.7	211.4	(10)%
Total Imaging Components Revenues	$143.7	$155.5	(8)%	$285.1	$321.5	(11)%
North America as a percentage of total Imaging Components revenues	31%	35%		33%	34%
International as a percentage of total Imaging Components revenues	69%	65%		67%	66%
The Americas Imaging Components revenues decreased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, primarily due to a decrease in revenues from X-ray flat panel products, partially offset by revenues from acquisitions completed in the second half of fiscal year 2015. The decrease in revenues from X-ray flat panel products in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, was primarily due to a decision of a customer to in-source some of its X-ray flat panel products in the second half of fiscal year 2015.
EMEA Imaging Components revenues increased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, primarily due to revenues from acquisitions completed in the second half of fiscal year 2015.
APAC Imaging Components revenues decreased in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from X-ray tube products. APAC Imaging Components revenues decreased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from X-ray tubes and flat panel products. The decrease in revenues from X-ray flat panel products, and to a lesser extent X-ray tube products, was due to pricing pressures resulting from the strengthening of the U.S. Dollar. In addition, lower purchases from a key customer with higher X-ray tube inventory, due in part to longer tube life, primarily contributed to the declines in revenues from X-ray tube products. The decrease in revenues from the APAC region in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, was partially offset by revenues from acquisitions completed in the second half of fiscal year 2015.
Other Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Product	$28.7	$12.7	126%	$53.0	$19.9	167%
Service	2.3	1.8	29%	4.4	3.2	37%
Total Other Revenues	$31.0	$14.5	114%	$57.4	$23.1	148%
Other revenues as a percentage of total revenues	4%	2%		4%	2%
Revenues in our “Other” category increased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, primarily due to an increase in VPT product revenues, resulting from continued production and installation of VPT projects that are in our backlog.

Gross Margin

Dollars by segment	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Oncology Systems	$254.2	$253.4	—%	$502.8	$510.1	(1)%
Imaging Components	59.1	67.9	(13)%	116.2	137.9	(16)%
Other	3.9	1.2	215%	7.9	1.5	413%
Gross margin	$317.2	$322.5	(2)%	$626.9	$649.5	(3)%

Percentage by segment
Oncology Systems	43.5%	43.0%		42.9%	44.3%
Imaging Components	41.1%	43.7%		40.8%	42.9%
Total Company	41.8%	42.5%		41.4%	43.4%

Total gross margin percentage decreased in the second quarter and first half of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues and gross margin percentage from Imaging Components, and an increase in revenues in the "Other" category, which has a lower gross margin percentage. Total product gross margin percentage was 33.2% and 32.3% in the second quarter and first half of fiscal year 2016, compared to 35.7% for both of the respective year-ago periods. Total service gross margin percentage was 58.0% and 58.7% in the second quarter and first half of fiscal year 2016, compared to 56.7% and 58.4% for the respective year-ago periods.
Oncology Systems product gross margin percentage was 33.2% and 31.5% in the second quarter and first half of fiscal year 2016, compared to 33.7% for both of the respective year-ago periods. The decrease in Oncology Systems product gross margin percentage in the first half of fiscal year 2016, compared to the year-ago period was primarily due to a shift to geographies which generally have lower margins and an unfavorable foreign currency impact, partially offset by the suspension of the medical device excise tax in fiscal year 2016 and an increase in software license revenues which has a higher gross margin percentage.
Oncology Systems service gross margin percentage was 57.2% and 58.2% in the second quarter and first half of fiscal year 2016, compared to 56.6% and 58.4% in the respective year-ago periods. The increase in service gross margin percentage in the second quarter of fiscal year 2016 was due to cost control measures.
Imaging Components gross margin percentage decreased in the second quarter and first half of fiscal year 2016, compared to the respective year-ago periods, primarily due to a decrease from X-ray tube and flat panel products, partially offset by an increase from acquisitions completed in the second half of fiscal year 2015. The decrease in gross margin percentage from X-ray tube and flat panel products in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, was primarily due to increased pricing pressures resulting from the strengthening of the U.S. Dollar, higher material costs and lower volumes in X-ray tube products, partially offset by a favorable mix in X-ray flat panel products in the first half of fiscal year 2016.
Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Research and development	$62.1	$59.3	5%	$122.1	$116.4	5%
Research and development as a percentage of total revenues	8%	8%		8%	8%

Research and development expenses increased $2.8 million in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in expenses of $2.8 million in Imaging Components, which was primarily attributable to research and development expenses related to acquisitions completed in the second half of fiscal year 2015.

Research and development expenses increased $5.7 million in the first half of fiscal year 2016, compared to the year-ago period, primarily due to an increase in expenses of $4.3 million in Imaging Components and $2.5 million in the "Other" category. The $4.3 million increase in Imaging Components was primarily due to research and development expenses related to acquisitions completed in the second half of fiscal year 2015, partially offset by a reduction in research and development expense for our X-ray tube and flat panel products. The $2.5 million increase in the "Other" category was primarily due to an increase in new development projects and employee-related costs in VPT, partially offset by a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars.
Selling, General and Administrative

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Selling, general and administrative	$121.1	$117.2	3%	$254.2	$257.7	(1)%
Selling, general and administrative as a percentage of total revenues	16%	15%		17%	17%
Selling, general and administrative expenses increased $3.9 million in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to a $6.1 million increase in legal expenses primarily relating to significant litigation matters, and a $3.2 million increase in expenses from acquisitions completed in the second half of fiscal year 2015. These increases were partially offset by an approximately $3 million in favorable currency impact when foreign-currency denominated expenses were translated into U.S. dollars, and a $3.1 million decrease in restructuring charges.
Selling, general and administrative expenses decreased $3.5 million in the first half of fiscal year 2016, compared to the year-ago period, primarily due to a $8.8 million decrease in restructuring charges, an approximately $7 million favorable currency impact when foreign-currency denominated expenses were translated into U.S. dollars, and a $3.0 million decrease in bad debt expense. The decreases were partially offset by a $8.2 million increase in legal expenses primarily relating to significant litigation matters, and a $6.6 million increase in expenses from acquisitions completed in the second half of fiscal year 2015.
Interest Income, Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Interest income, net	$1.0	$1.0	(5)%	$2.7	$2.0	33%
Interest income, net of interest expense, decreased slightly in the second quarter of fiscal year 2016, compared to the year-ago period, with higher interest expense associated with increased borrowings from our credit facility offset by higher interest income generated primarily from our loans to fund the development and construction of various proton therapy centers.
Interest income, net of interest expense, increased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to higher interest income generated primarily from our loans to fund the development and construction of various proton therapy centers being partially offset by higher interest expense associated with increased borrowings from our credit facility.
Taxes on Earnings

	Three Months Ended			Six Months Ended
	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Effective tax rate	28.1%	28.0%	0.1%	26.6%	28.2%	(1.6)%
Our effective tax rate decreased in the first half of fiscal year 2016, compared to the year ago period, primarily due to the geographic mix of earnings.

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
Diluted Net Earnings Per Share

	Three Months Ended			Six Months Ended
	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Diluted net earnings per share	$1.01	$1.05	(4)%	$1.92	$1.97	(3)%
Diluted net earnings per share decreased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, primarily due to a decrease in operating earnings, partially offset by a reduction in the number of diluted shares of common stock outstanding due to stock repurchases. The decrease in diluted net earnings per share in the first half of fiscal year 2016, compared to the year-ago period, was further offset by a decrease in the effective tax rate.
Gross Orders

Total Gross Orders (by segment)	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Oncology Systems	$617.8	$581.1	6%	$1,150.4	$1,142.8	1%
Imaging Components	137.9	156.3	(12)%	265.0	319.0	(17)%
Other	2.7	44.0	(94)%	15.0	45.4	(67)%
Total Gross Orders	$758.4	$781.4	(3)%	$1,430.4	$1,507.2	(5)%
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

Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended				Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	Constant Currency	April 1, 2016	April 3, 2015	Percent Change	Constant Currency
Americas	$331.5	$324.7	2%	3%	$614.2	$599.4	2%	3%
EMEA	174.3	147.0	19%	23%	329.2	326.6	1%	8%
APAC	112.0	109.4	2%	3%	207.0	216.8	(5)%	(2)%
Total Oncology Systems Gross Orders	$617.8	$581.1	6%	8%	$1,150.4	$1,142.8	1%	3%

North America	$313.0	$293.1	7%	7%	$569.4	$544.2	5%	5%
International	304.8	288.0	6%	8%	581.0	598.6	(3)%	2%
Total Oncology Systems Gross Orders	$617.8	$581.1	6%	8%	$1,150.4	$1,142.8	1%	3%
The Americas Oncology Systems gross orders increased in the second quarter and first half of fiscal year 2016, compared to the year-ago periods, primarily due to increases in gross orders from services and hardware products in North America, partially offset by a decrease in gross orders from hardware products in Latin America.
EMEA Oncology Systems gross orders increased in the second quarter of fiscal year 2016, compared to the respective year-ago period, due to an increase in gross orders from hardware products, and to a lesser extent, increases in gross orders from services and software licenses. EMEA Oncology System gross orders increased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to an increase in services, partially offset by a decrease in hardware products.
APAC Oncology Systems gross orders increased in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in gross orders from software licenses and services. APAC Oncology Systems gross orders decreased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to a decrease from hardware products.
The trailing 12 months growth in gross orders for Oncology Systems at the end of the second quarter of fiscal year 2016 and at the end of each of the previous three fiscal quarters were:

	April 1, 2016	January 1, 2016	October 2, 2015	July 3, 2015
Americas	—%	2%	1%	8%
EMEA	4%	(5)%	—%	(3)%
APAC	(1)%	(5)%	—%	—%
North America	3%	4%	3%	6%
International	(1)%	(7)%	(2)%	1%
Total Oncology Systems Gross Orders	1%	(2)%	—%	3%
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

Imaging Components Gross Orders

Gross Orders by region	Three Months Ended			Six Months Ended
(Dollars in millions)	April 1, 2016	April 3, 2015	Percent Change	April 1, 2016	April 3, 2015	Percent Change
Americas	$36.5	$33.0	11%	$79.6	$82.4	(3)%
EMEA	35.8	47.6	(25)%	78.8	81.0	(3)%
APAC	65.6	75.7	(13)%	106.6	155.6	(31)%
Total Imaging Components Gross Orders	$137.9	$156.3	(12)%	$265.0	$319.0	(17)%

North America	$35.3	$30.9	14%	$76.9	$78.2	(2)%
International	102.6	125.4	(18)%	188.1	240.8	(22)%
Total Imaging Components Gross Orders	$137.9	$156.3	(12)%	$265.0	$319.0	(17)%
The Americas Imaging Components gross orders increased in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to gross orders from acquisitions completed in the second half fiscal year 2015, partially offset by a decrease in gross orders from X-ray flat panel products. The Americas Imaging Components gross orders decreased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders from X-ray flat panel products, partially offset by gross orders from acquisitions completed in the second half fiscal year 2015. The decrease in gross orders from X-ray flat panel products was primarily due to a decision of a customer to in-source some of their X-ray flat panel products in the second half of fiscal year 2015.
EMEA Imaging Components gross orders decreased in the second quarter and first half of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders from X-ray flat panel products and to a lesser extent, a decrease in gross orders from security and inspection products, partially offset by gross orders from acquisitions completed in the second half of fiscal year 2015.
APAC Imaging Components gross orders decreased in the second quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders from X-ray flat panel products, partially offset by gross orders from X-ray tube products and gross orders from acquisitions completed in the second half of fiscal year 2015.
APAC Imaging Components gross orders decreased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders X-ray flat panel products, and to a lesser extent, a decrease from X-ray tubes products, partially offset by gross orders from acquisitions completed in the second half of fiscal year 2015. X-ray flat panel and tube products gross orders from the APAC region decreased in the first half of fiscal year 2016, compared to the year-ago period, primarily due to the timing of several large orders in X-ray flat panel products in the prior comparable period and higher X-ray tube inventory at a key customer, due in part to longer tube life.
The difference in currency exchange rates between the U.S. Dollar and foreign currencies in the second quarter and first half of fiscal year 2016, compared to the respective year-ago periods, did not have a material impact on Imaging Components international orders because orders in Imaging Components are generally denominated in U.S. Dollars. However, overall, gross orders from Imaging Components in the second quarter and first half of fiscal year 2016, compared to the respective year-ago periods, were impacted by the pricing pressures resulting from strengthening of the U.S. Dollar against certain foreign currencies which caused a decline in demand for X-ray tube and flat panel products from some customers in APAC and EMEA.
Other Gross Orders
The “Other” category gross orders decreased in the second quarter and first half of fiscal year 2016, compared to the year-ago period, due to the timing of gross orders in VPT.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at April 1, 2016 was $3.3 billion, including approximately $296 million in VPT backlog, which was an increase of 6% over the backlog at April 3, 2015. Our Oncology Systems backlog at April 1, 2016 was 6% higher than the backlog at April 3, 2015, which reflected increases of 10% and 2% for the North America and international regions, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from acquisitions, and other adjustments. In the second quarter of fiscal years 2016 and 2015, our backlog adjustments were $51.1 million and $52.6 million, respectively. In the first half of fiscal year 2016 and 2015, our backlog adjustments were $105.7 million and $86.4 million, respectively.
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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	April 1, 2016	October 2, 2015	Increase
Cash and cash equivalents	$961.1	$845.5	$115.6
The increase in cash and cash equivalents in the first half of fiscal year 2016 was primarily due to $297.0 million of net borrowings under our credit facility agreements and $109.1 million of cash provided by operating activities. These increases were partially offset by $248.7 million of cash used for the repurchase of shares of VMS common stock and $45.9 million used for purchases of property, plant, and equipment.
At April 1, 2016, we had approximately $17.5 million, or 2%, of cash and cash equivalents in the United States. Approximately $943.6 million, or 98%, of cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of April 1, 2016, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Six Months Ended
(In millions)	April 1, 2016	April 3, 2015
Net cash flow provided by (used in):
Operating activities	$109.1	$132.3
Investing activities	(46.5)	(75.2)
Financing activities	57.2	(63.2)
Effects of exchange rate changes on cash and cash equivalents	(4.2)	19.0
Net increase in cash and cash equivalents	$115.6	$12.9
Our primary cash inflows and outflows for the first half of fiscal year 2016, as compared to the first half of fiscal year 2015, were as follows:

•
In the first half of fiscal year 2016, we generated net cash from operating activities of $109.1 million compared to $132.3 million in the first half of fiscal year 2015. The $23.2 million decrease in net cash from operating activities in the first half of fiscal year 2016, compared to the year-ago period, was driven by a $18.0 million decrease in non-cash items, and a $13.3 million decrease in net earnings, partially offset by a $8.1 million increase in net change from operating assets and liabilities.

•	The major contributors to the net change in operating assets and liabilities in the first half of fiscal year 2016 were as follows:

◦	Accounts receivable increased $94.5 million primarily due to higher revenues and longer payment cycles in Oncology Systems and VPT.

◦	Inventory increased $39.7 million mainly due to increases in inventories in VPT and Imaging Components in anticipation of future demand.

◦
Deferred revenues and advance payments from customers increased $19.5 million due to receipts of down payments for orders for which revenues have not been recognized and due to the nature of contracts and timing of customer acceptances, primarily in Oncology Systems.

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

•
In the first half of fiscal year 2016, cash used for investing activities was $46.5 million, compared to cash used of $75.2 million in the first half of fiscal year 2015. The reduction in cash used was primarily driven by a $35.7 million increase in restricted cash during the first half of fiscal year 2015, partially offset by an increase in cash used for purchases of property, plant and equipment. In the first half of fiscal year 2016, we used $45.9 million to purchase property, plant and equipment, compared to $36.7 million in the first half of fiscal year 2015.

•
In the first half of fiscal year 2016, cash provided by financing activities was $57.2 million compared to $63.2 million used in the first half of fiscal year 2015. In the first half of fiscal year 2016, we had net borrowings of $297.0 million under our credit facility agreements and received $21.2 million of proceeds from employee stock option exercises and employee stock purchases. These proceeds were partially offset by $248.7 million used for the repurchase of VMS common stock and $10.7 million used to satisfy employee tax withholding requirements for employees who tendered shares of VMS common stock upon vesting of restricted common stock and restricted stock units. In the first half of fiscal year 2015, we used $201.2 million for the repurchase of VMS common stock, partially offset by $75.0 million of net borrowings under our credit facility agreements and $67.2 million of proceeds received from employee stock option exercises and employee stock purchases.

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

The following table summarizes our short-term and long-term debt:

	April 1, 2016		October 2, 2015
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$50.0	1.56%	$50.0	1.32%
2013 Revolving Credit Facility	412.0	1.81%	90.0	1.57%
Sumitomo Credit Facility	19.6	0.58%	18.4	0.63%
Total short-term debt	$481.6		$158.4

Long-term debt:
2013 Term Loan Facility	$312.5	1.56%	$337.5	1.32%
Total long-term debt	$312.5		$337.5
See Note 7, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for a further information regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

(Dollars in millions)	Second Quarter of Fiscal Year 2016
Amount outstanding (at end of period)	$431.6
Weighted average interest rate (at end of period)	1.76%
Average amount outstanding (during period)	$410.2
Weighted average interest rate (during period)	1.69%
Maximum month-end amount outstanding during period	$454.6
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
Total debt as a percentage of total capital increased to 31.9% at April 1, 2016 from 22.3% at October 2, 2015 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 1.64 to 1 at April 1, 2016 from 1.83 to 1 at October 2, 2015.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) increased to 109 days at April 1, 2016 compared to 88 days at April 3, 2015, primarily due to the timing of collections from Oncology Systems, a decrease in the percentage of revenues from Imaging Components and an increase in the percentage of revenues from VPT. Excluding VPT, DSO was 97 days at April 1, 2016 compared to 79 days at April 3, 2015. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of continued economic instability. As of April 1, 2016, approximately 7% of our net accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Share Repurchase Program
We repurchased a total of 3.2 million shares of VMS common stock for an aggregate total of $248.7 million during the first half of fiscal year 2016 under our repurchase programs. In November 2015, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock through December 31, 2016. As of April 1, 2016, 6.3 million shares of VMS common stock remained available for repurchase under our current repurchase program.
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
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of April 1, 2016, our liability for uncertain tax positions was $47.2 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As of April 1, 2016, our remaining commitment under the loan related to the New York Proton Center ("NYPC") was $66.6 million to be paid primarily through fiscal year 2018. As of April 1, 2016, our outstanding commitment under the loan to Maryland Proton Therapy Center ("MPTC") was $22.8 million, to be paid in four installments of $5.7 million each on June 30, 2016, September 30, 2016, December 30, 2016 and March 31, 2017. As of April 1, 2016, our outstanding commitment under the CPTC loans was $3.4 million, which is expected to be drawn over the next 12 months. See Note 15, "VPT Loans" for additional information.
As further described in Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, as of April 1, 2016, we accrued $8.5 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined.
As further described in Note 6, "Related Party Transactions" of the Notes to the Condensed Consolidated Financial Statements, as of April 1, 2016, we had an estimated fixed cost commitment of $13.5 million related to dpiX’s amended agreement through December 31, 2016. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year.
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

Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of April 1, 2016, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Recent Accounting Pronouncements or Updates Not Yet Effective
In March 2016, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for us beginning in the first quarter of fiscal year 2018 with early adoption permitted. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In February 2016, the FASB issued a new standard on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. It will be effective for us beginning in the first quarter of fiscal year 2020 with early adoption permitted. We are evaluating the impact of adopting this new standard to our consolidated financial statements.
In January 2016, the FASB issued an amendment to its accounting guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for us beginning in the first quarter of fiscal year 2019. We are evaluating the impact of adopting this guidance to our consolidated financial statements.
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
In May 2014, the FASB issued its new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectibility, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for us beginning in the first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. We are evaluating the impact of adopting this new standard to our consolidated financial statements.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement, the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; our proportionate share of this commitment is $4.4 million. There were no other significant changes to the loan agreements. As of April 1, 2016, our outstanding commitment under the CPTC loans was $3.4 million and is expected to be drawn down over the next 12 months.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of April 1, 2016 were $437.2 million and $80.1 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of April 1, 2016. The principal amount of cash and cash equivalents at April 1, 2016 totaled $961.1 million with a weighted average interest rate of 0.17%. At April 1, 2016, our available-for-sale investments included loans of $88.8 million (including accrued interest) to CPTC, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are carried at fair value.
The Credit Agreement (as amended to date), which includes the 2013 Revolving Credit Facility and the 2013 Term Loan Facility, allows us to borrow up to a maximum amount of $500 million under the 2013 Term Loan Facility and $500 million under the 2013 Revolving Credit Facility.
Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 0.875% to 1.125% based on a leverage ratio involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization) or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.125% based on the same leverage ratio, depending upon instructions from VMS.
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
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our term loan facility and revolving credit facility. As of April 1, 2016, borrowings under the 2013 Term Loan Facility totaled $362.5 million with a weighted average interest rate of 1.56% and borrowings under the 2013 Revolving Credit Facility totaled $412.0 million with a weighted average interest rate of 1.81%. If our total borrowings under the 2013 Credit Facility remained at the level as of April 1, 2016 for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $7.7 million. See Note 7, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of April 1, 2016, the outstanding balance under the Sumitomo Credit Facility was $19.6 million, with a weighted average interest rate of 0.58%.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The fair value of our loans to CPTC was $88.8 million at April 1, 2016, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase these loans from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
The estimated fair value of our term loan payable in fiscal year 2018, at April 1, 2016, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 9, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2015 Annual Report should be carefully considered. Although the risk factors described below are the ones management deem to be significant, additional risks and uncertainties not presently known to us or that we presently deem to be less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.
OUR SUCCESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT, INTRODUCTION AND COMMERCIALIZATION OF NEW GENERATIONS OF PRODUCTS AND ENHANCEMENTS TO OR SIMPLIFICATIONS OF EXISTING PRODUCT LINES
The markets in which we operate are characterized by rapid change and technological innovation. Our Oncology Systems products often have long development and government approval cycles, so we must anticipate changes in the marketplace, in technology and in customer demands. Our success depends on the successful development, introduction and commercialization of new generations of products (including linear accelerators, accessories, treatment systems and software products) and enhancements to and/or simplification of existing product lines. Our Oncology Systems products, including products such as EDGE and TrueBeam, are technologically complex and must keep pace with, if not be superior to, the products of our competitors in order to remain competitive. We are also expanding our software product lines and investing in the development of cloud and software-as-a-service (“SaaS”) solutions. The development and introduction of new software platforms and software delivery models, as well as different revenue models, can be highly complex and uncertain, in relation to both our ability to develop and implement such platforms or models and in our customers’ acceptance of such platforms or models.
Our Imaging Components business, which sells primarily to a small number of imaging system OEM customers which use our products in their medical diagnostic, security and industrial imaging systems, must continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs and improved feature sets. Because this business competes in very price sensitive markets with other market players which are much larger and may have “in-house” supply of competing components, our ability to anticipate our customers’ demands, innovate and introduce new products at a competitive cost and to improve the quality, cost and features of our existing products is extremely critical to our success in this business. Our failure to do so can and has resulted in loss of customers and adverse impacts on our financial performance. With a strong U.S. Dollar, our ability to meet our customers’ pricing expectations is particularly challenged and can result in erosion of product margin and market share.
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

We may need to spend more time and money than anticipated to develop and introduce new products or product enhancements and, even if new products and product enhancements are successful they may not be sufficiently profitable such that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, which could adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with other products, and may therefore disproportionately adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be adversely affected. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.
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
Furthermore, we cannot be sure that we will be able to successfully develop, manufacture or introduce new products, treatment systems or enhancements, the roll-out of which involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the FDA. Failure to complete these processes on a timely and efficient basis could result in delays that could affect our ability to attract or retain customers, or could cause customers to delay or cancel orders, causing our revenues and operating results to suffer.
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

We conduct business globally. Our international revenues accounted for approximately 54% and 53% of revenues from continuing operations during the second quarter of fiscal years 2016 and 2015, respectively, and 54%, 57% and 56% of our total revenues during fiscal years 2015, 2014 and 2013, respectively. Correspondingly, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. Our future results could be adversely effected by a variety of factors, including:

•
currency fluctuations, such as the strengthening of the U.S. Dollar since the end of our fiscal year 2014, which has adversely affected our financial results and caused some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region, emerging markets in particular;

•	the longer payment cycles associated with many foreign customers;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	changes in the political, regulatory, safety or economic conditions in a country or region;

•	the imposition by governments of additional taxes, tariffs, global economic sanctions programs (such as the Russia-Ukraine sanctions) or other restrictions on foreign trade;

•	the longer periods from placement of orders to revenue recognition in the international region;

•	any inability to obtain required export or import licenses or approvals;

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
As of April 1, 2016, approximately 98% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, a portion of this amount could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
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
OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, or our revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we sell in foreign markets. For example, since the fourth quarter of fiscal year 2014, the U.S. Dollar has strengthened significantly against the Euro and certain foreign currencies, which adversely impacted our financial results in fiscal year 2015 and in the first half of fiscal year 2016.
While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide is affected by the timing of transactions, the effectiveness of the hedges, the number of transactions that are hedged and forecast volatility. If our hedging strategies do not offset these fluctuations, our revenues, margins and other operating results may be adversely impacted. Furthermore, movements in foreign currency exchange rates could impact our financial results positively or negatively in one period and not in another, making it more difficult to compare our financial results from period to period.
In addition, our hedging program is designed to hedge currency movements on a relatively short-term basis - typically up to the next twelve month period. Therefore, we are exposed to currency fluctuations over the longer term. Long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. A substantial portion of our international sales are priced in local currencies, although our cost structure is weighted towards the U.S. Dollar. The volatility of the U.S. Dollar that we have experienced over the last several years, and in particular the strengthening of the U.S. Dollar since the fourth quarter of fiscal year 2014, has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. In addition, a significant portion of our Imaging Component customers are outside the United States and products in this business are generally priced in U.S. Dollars. As a result, the demand for Imaging Components products has been negatively impacted by pricing pressures resulting from the strengthening U.S. Dollar. The negative impact of foreign currency exchange rates has caused some customers in our Imaging Components business to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts. We expect that a strengthening U.S. Dollar will continue to negatively impact demand and pricing for Imaging Component products. Even if the U.S. Dollar weakens, these customers may continue using alternative sources and demand for our products may not increase.
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
OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY
The global economy has been impacted by a number of economic and political factors, including recently the Russia-Ukraine sanctions. In many markets, these conditions have reduced capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and to sometimes freeze, delay or dramatically reduce, purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect our results from period to period, making it difficult for investors to compare our financial results from period to period. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.
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
Moreover, we manufacture and sell hardware products that rely upon software systems to operate properly and software that deliver treatment instructions and store confidential patient information, and both types of products often are connected to and reside within our customers' information technology infrastructures. While we have implemented security measures to protect both our hardware and software products from unauthorized access, these measures may not be effective in fully securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target. Additionally, we are developing and offering cloud and SaaS software products which reside upon and are hosted by third party providers. A security breach, whether of our products, of our customers’ network security and systems or of third party hosting services could disrupt treatments occurring on our products, disrupt access to our customers' stored information, such as patient treatment delivery instructions, and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results. If we were to experience a significant security breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to customers and counter-parties could be material, and we may not have sufficient insurance to compensate us for those costs. In addition, if a material claim is successfully brought against us relating to a self-insured liability, we could have to pay substantial damages, in addition to any costs related to our defense, which could have a material adverse effect on our financial position and results of operations.
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
Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems and VPT products, which took effect on January 1, 2013. This tax has had, and may in the future continue to have, a negative impact on our gross margin, but was suspended for 2016 and 2017.
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
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, in September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of three patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. In February 2016, Elekta Ltd. filed several complaints in U.S. and foreign courts alleging infringement of certain patents related to linear accelerator control systems and treatment planning. These lawsuits are ongoing, and we are not able to predict their ultimate outcome. During September and October 2015, we filed several complaints against Elekta in the United States and foreign courts and in the U.S. International Trade Commission alleging patent infringement. We may incur substantial costs and expend significant management resources defending against these claims or prosecuting our claims and our defense of these claims or our prosecution of claims against Elekta may ultimately not be successful. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to us, and even if a third party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. As such, we could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could adversely impact our business and results of operations.
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
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of April 1, 2016, the goodwill of VPT was $50.4 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of April 1, 2016, customer contracts with remaining terms of more than one year amounted to approximately seven percent of our net accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2, 2016 - January 29, 2016	519,186	$77.81	519,186	6,480,814
January 30, 2016 - February 26, 2016	—	$—	—	6,480,814
February 27, 2016 - April 1, 2016	205,663	$78.90	205,663	6,275,151
Total	724,849	$78.12	724,849	6,275,151

(1)
In November 2015, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock through December 31, 2016. Share repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under the Company's share repurchase programs have been retired.

The preceding table excludes 79,937 shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	May 10, 2016	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*
Amendment No. 3, effective as of March 29, 2016, to the Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each of the lenders signatory thereto.

15.1*	Letter Regarding Unaudited Interim Financial Information.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith