Form 10-Q
period 2016-07-01
VARIAN MEDICAL SYSTEMS INC
filed 2016-08-09
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,380,657 shares of common stock, par value $1 per share, outstanding as of July 29, 2016.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended July 1, 2016

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	July 3,	July 1,	July 3,
(In thousands, except per share amounts)	2016	2015	2016	2015
Revenues:
Product	$517,271	$533,736	$1,513,366	$1,523,331
Service	272,148	250,275	791,953	757,940
Total revenues	789,419	784,011	2,305,319	2,281,271
Cost of revenues:
Product	332,017	363,306	1,006,460	999,581
Service	110,972	105,729	325,519	317,168
Total cost of revenues	442,989	469,035	1,331,979	1,316,749
Gross margin	346,430	314,976	973,340	964,522
Operating expenses:
Research and development	64,952	60,010	187,041	176,398
Selling, general and administrative	151,009	110,722	405,197	368,394
Total operating expenses	215,961	170,732	592,238	544,792
Operating earnings	130,469	144,244	381,102	419,730
Interest income	4,537	3,489	12,784	9,573
Interest expense	(2,906)	(1,881)	(8,448)	(5,927)
Earnings before taxes	132,100	145,852	385,438	423,376
Taxes on earnings	33,214	32,210	100,527	110,451
Net earnings	98,886	113,642	284,911	312,925
Less: Net earnings attributable to noncontrolling interests	91	136	118	136
Net earnings attributable to Varian	$98,795	$113,506	$284,793	$312,789
Net earnings per share - basic	$1.04	$1.14	$2.97	$3.13
Net earnings per share - diluted	$1.04	$1.13	$2.95	$3.10
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	94,940	99,721	95,955	100,090
Weighted average shares outstanding - diluted	95,432	100,454	96,522	101,020

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 1,	July 3,	July 1,	July 3,
(In thousands)	2016	2015	2016	2015
Net earnings	$98,886	$113,642	$284,911	$312,925
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $45 and $136 for the three and nine months ended July 1, 2016, respectively, and $41 and $121 for the corresponding periods of fiscal year 2015, respectively.	(72)	(39)	(215)	(117)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($132) and ($396) for the three and nine months ended July 1, 2016, respectively, and ($116) and ($347) for the corresponding periods of fiscal year 2015, respectively.	602	505	1,804	1,514
	530	466	1,589	1,397
Derivative instruments:
Change in unrealized gain (loss), net of tax (expense) benefit of ($137) and $343 for the three and nine months ended July 1, 2016, respectively, and ($127) and ($866) for the corresponding periods of fiscal year 2015, respectively.	228	214	(574)	1,452
Reclassification adjustments, net of tax (expense) benefit of ($250) and ($221) for the three and nine months ended July 1, 2016, respectively, and $259 and $1,286 for the corresponding periods of fiscal year 2015, respectively.	418	(434)	368	(2,155)
	646	(220)	(206)	(703)
Available-for-sale securities:
Change in unrealized loss, net of tax benefit of $0 and $141 for the three and nine months ended July 1, 2016, respectively, and $102 for both of the corresponding periods of fiscal year 2015, respectively.	—	(218)	(299)	(218)
Reclassification adjustments, net of tax expense of ($193) for the nine months ended July 1, 2016.	—	—	411	—
	—	(218)	112	(218)
Currency translation adjustment	(4,270)	2,112	906	(28,348)
Other comprehensive earnings (loss)	(3,094)	2,140	2,401	(27,872)
Comprehensive earnings	95,792	115,782	287,312	285,053
Less: Comprehensive earnings attributable to noncontrolling interests	91	78	118	78
Comprehensive earnings attributable to Varian	$95,701	$115,704	$287,194	$284,975

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 1,	October 2,
(In thousands, except par values)	2016	2015 (1)
Assets
Current assets:
Cash and cash equivalents	$835,936	$845,468
Accounts receivable, net of allowance for doubtful accounts of $25,632 at July 1, 2016 and $21,218 at October 2, 2015	840,437	770,920
Inventories	682,490	612,607
Prepaid expenses and other current assets	187,760	163,984
Total current assets	2,546,623	2,392,979
Property, plant and equipment, net	372,496	379,215
Goodwill	282,894	283,452
Deferred tax assets	117,918	119,331
Other assets	439,521	403,673
Total assets	$3,759,452	$3,578,650
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$180,338	$202,918
Accrued liabilities	365,008	347,167
Deferred revenues	530,847	489,775
Advance payments from customers	140,077	178,265
Short-term borrowings	351,441	108,446
Current maturities of long-term debt	50,000	50,000
Total current liabilities	1,617,711	1,376,571
Long-term debt	300,000	337,500
Other long-term liabilities	139,554	138,235
Total liabilities	2,057,265	1,852,306
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	10,331	—
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1,000 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189,000 shares authorized; 94,306 and 98,070 shares issued and outstanding at July 1, 2016 and at October 2, 2015, respectively	94,306	98,070
Capital in excess of par value	659,033	682,167
Retained earnings	1,018,932	1,017,826
Accumulated other comprehensive loss	(84,062)	(86,463)
Total Varian stockholders' equity	1,688,209	1,711,600
Noncontrolling interests	3,647	14,744
Total equity	1,691,856	1,726,344
Total liabilities, redeemable noncontrolling interests and equity	$3,759,452	$3,578,650

(1)
The condensed consolidated balance sheet as of October 2, 2015 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 1,	July 3,
(In thousands)	2016	2015
Cash flows from operating activities:
Net earnings	$284,911	$312,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	36,021	36,594
Tax benefits from exercises of share-based payment awards	1,320	12,300
Excess tax benefits from share-based compensation	(2,094)	(12,303)
Depreciation	46,709	44,893
Amortization of intangible assets	9,662	5,112
Deferred taxes	2,361	15,218
Provision for doubtful accounts receivable	5,203	2,811
Other, net	2,553	1,386
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(94,637)	14,045
Inventories	(72,090)	(77,288)
Prepaid expenses and other assets	(35,396)	(32,702)
Accounts payable	(5,055)	281
Accrued liabilities and other long-term liabilities	18,765	(39,845)
Deferred revenues and advance payments from customers	6,111	32,740
Net cash provided by operating activities	204,344	316,167
Cash flows from investing activities:
Purchases of property, plant and equipment	(60,950)	(57,084)
Issuance of notes receivable	(10,301)	(5,000)
Sale of notes receivable	8,326	—
Sale of available-for-sale securities	8,638	—
Investment in available-for-sale securities	(2,509)	(942)
Acquisition of businesses, net of cash acquired	(1,244)	(11,585)
Net amounts received from (paid to) deferred compensation plan trust account	(2,907)	2,507
Other	499	(1,085)
Net cash used in investing activities	(60,448)	(73,189)
Cash flows from financing activities:
Repurchases of common stock	(374,217)	(293,570)
Proceeds from issuance of common stock to employees	36,647	86,536
Excess tax benefits from share-based compensation	2,094	12,303
Employees' taxes withheld and paid for restricted stock and restricted stock units	(10,838)	(16,200)
Borrowings under credit facility agreement	83,000	125,000
Repayments under credit facility agreement	(120,500)	(162,500)
Net borrowings under credit facility agreements with maturities less than 90 days	240,000	95,478
Contingent consideration and hold back	(5,574)	(3,341)
Capital contribution from noncontrolling interest holders	496	2,893
Net cash used in financing activities	(148,892)	(153,401)
Effects of exchange rate changes on cash and cash equivalents	(4,536)	12,585
Net increase (decrease) in cash and cash equivalents	(9,532)	102,162
Cash and cash equivalents at beginning of period	845,468	849,275
Cash and cash equivalents at end of period	$835,936	$951,437
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

On May 23, 2016, the Company announced its intent to separate its Imaging Components business from the remainder of its businesses through a pro rata distribution of the common stock of a new entity, named Varex Imaging Corporation (“Varex,” or “Varex Imaging”). Varex was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Imaging Components business. Following the separation and distribution, Varex will be an independent, publicly traded company. The distribution is subject to certain conditions, including, among others, final approval of the Varian board of directors, receipt of one or more opinions with respect to certain U.S. federal income tax matters relating to the separation and the Securities and Exchange Commission ("SEC") declaring the effectiveness of the registration statement. The Company expects to complete the separation by the end of the calendar year, however there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended October 2, 2015 (the “2015 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of July 1, 2016 and October 2, 2015, results of operations and statements of comprehensive earnings for the three and nine months ended July 1, 2016 and July 3, 2015, and cash flows for the nine months ended July 1, 2016 and July 3, 2015. The results of operations for the nine months ended July 1, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
In the fiscal quarter ended July 1, 2016, the Company began presenting all deferred tax assets and liabilities as noncurrent on its Condensed Consolidated Balance Sheets as discussed further in "Accounting Pronouncements Recently Adopted" below. In addition, certain reclassifications have been made to the amounts in the prior period to conform to the current period’s presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2016 is the 52-week period ending September 30, 2016, and fiscal year 2015 was the 53-week period ended October 2, 2015. The fiscal quarters ended July 1, 2016 and July 3, 2015 were both 13-week periods.
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
Accounting Pronouncements Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in the Condensed Consolidated Balance Sheets. The amendment is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company has adopted this amendment in the fiscal quarter ended July 1, 2016, on a retrospective basis. To conform to the current year presentation, the Company decreased current deferred tax assets by $132.1 million and current deferred tax liabilities, which was included in accrued liabilities, by $6.3 million and increased long-term deferred tax assets by $110.0 million and decreased deferred tax liabilities, which is included in other long-term liabilities, by $15.8 million, on its Condensed Consolidated Balance Sheet as of October 2, 2015. The adoption of this amendment had no impact to the Company’s Condensed Consolidated Statements of Earnings or Statements of Cash Flows.
Recent Accounting Pronouncements or Updates Not Yet Effective
In June 2016, the FASB issued an amendment to its accounting guidance related to impairment of financial instruments. The amendment adds a new impairment model that is based on expected losses rather than incurred losses. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021 with early adoption permitted beginning in the first quarter of fiscal year 2020. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In March 2016, the FASB issued an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2018 with early adoption permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
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
In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2017. The new standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
In May 2014, the FASB issued a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company is evaluating the impact of adopting this standard to its consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

2. BALANCE SHEET COMPONENTS

The following table summarizes the Company's inventories:

(In millions)	July 1, 2016	October 2, 2015
Raw materials and parts	$416.4	$348.3
Work-in-process	92.1	98.2
Finished goods	174.0	166.1
Total inventories	$682.5	$612.6

The following tables summarize the Company's available-for-sale securities:

	July 1, 2016
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
CPTC loans	$92.4	$—	$—	$92.4
Total available-for-sale securities	$92.4	$—	$—	$92.4

	October 2, 2015
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
CPTC loans	$83.9	$—	$—	$83.9
Other	8.6	0.1	(0.3)	8.4
Non-U.S. government security	0.7	—	—	0.7
Total available-for-sale securities	$93.2	$0.1	$(0.3)	$93.0

See Note 15, "VPT Loans" for more information on California Proton Treatment Center, LLC (“CPTC”) loans.

Available-for-sale securities are recorded in other assets on the Condensed Consolidated Balance Sheets because their maturity dates are greater than one year, and the Company did not intend to sell all or a portion of its loans in the next twelve months. As of July 1, 2016, the Company anticipates that it will recover the entire amortized cost basis of all of its available-for-sale securities and determined that no other-than-temporary impairments were required to be recognized.

The following table summarizes the Company's other long-term liabilities:

(In millions)	July 1, 2016	October 2, 2015
Long-term income taxes payable	$44.3	$44.5
Deferred tax liabilities	32.6	31.7
Other	62.7	62.0
Total other long-term liabilities	$139.6	$138.2
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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at July 1, 2016:
Available-for-sale securities:
Corporate debt securities	$—	$—	$92.4	$92.4
Total assets measured at fair value	$—	$—	$92.4	$92.4

Liabilities at July 1, 2016:
Derivative liabilities	$—	$(0.2)	$—	$(0.2)
Contingent consideration	—	—	(1.0)	(1.0)
Total liabilities measured at fair value	$—	$(0.2)	$(1.0)	$(1.2)

Assets at October 2, 2015:
Available-for-sale securities:
Corporate debt securities	$—	$8.4	$83.9	$92.3
Non-U.S. government security	—	0.7	—	0.7
Total assets measured at fair value	$—	$9.1	$83.9	$93.0

Liabilities at October 2, 2015:
Contingent consideration	$—	$—	$(4.1)	$(4.1)
Total liabilities measured at fair value	$—	$—	$(4.1)	$(4.1)

The Company's available-for-sale securities are included in other assets, derivative liabilities are included in accrued liabilities at July 1, 2016 and October 2, 2015, and contingent consideration is included in accrued liabilities at July 1, 2016, and accrued liabilities and other long-term liabilities at October 2, 2015 on the Condensed Consolidated Balance Sheets.
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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	CPTC Loans	Contingent Consideration
Balance at October 2, 2015	$83.9	$(4.1)
Additions (1)	8.5	—
Settlements (2)	—	3.5
Change in fair value recognized in earnings	—	(0.4)
Balance at July 1, 2016	$92.4	$(1.0)

(1)	Amounts reported under CPTC loans represent draw downs and accrued interest.

(2)	Amounts reported under Contingent Consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and nine months ended July 1, 2016, or the three and nine months ended July 3, 2015. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, short-term notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of both July 1, 2016 and October 2, 2015, the fair value of current maturities of long-term debt approximated its carrying value of $50.0 million, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $300.0 million and $337.5 million, at July 1, 2016 and October 2, 2015, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $47.8 million and $30.9 million at July 1, 2016 and October 2, 2015, respectively, because it is based on terms of recent comparable transactions and is categorized as Level 3 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

4. RECEIVABLES
The following table summarizes the Company's accounts receivable and notes receivable as of July 1, 2016 and October 2, 2015:

(In millions)	July 1, 2016	October 2, 2015
Accounts receivable, gross	$915.5	$838.2
Allowance for doubtful accounts	(25.6)	(21.2)
Accounts receivable, net	$889.9	$817.0
Short-term	$840.4	$770.9
Long-term (1)	$49.5	$46.1

Notes receivable	$53.6	$40.9
Short-term (2)	$5.8	$10.0
Long-term (1)	$47.8	$30.9

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
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
Allowance for doubtful accounts was entirely related to the short-term accounts receivable as of July 1, 2016 and October 2, 2015.
See Note 15, "VPT Loans" for more information on the Company's long-term notes receivable balances.

5. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Imaging Components	Other	Total
Balance at October 2, 2015	$158.8	$74.7	$50.0	$283.5
Foreign currency translation adjustments	—	—	(0.6)	(0.6)
Balance at July 1, 2016	$158.8	$74.7	$49.4	$282.9
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets included in other assets on the Condensed Consolidated Balance Sheets:

(In millions)	July 1, 2016	October 2, 2015
Acquired existing technology	$86.4	$71.7
Patents, licenses and other	35.3	35.3
Customer contracts and supplier relationship	20.7	20.1
Accumulated amortization	(74.7)	(65.1)
Net carrying amount	$67.7	$62.0

As of July 1, 2016 and October 2, 2015, the Company also had $8.8 million and $10.6 million, respectively, of in-process research and development assets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Amortization expense for intangible assets was $2.9 million and $1.8 million in the three months ended July 1, 2016 and July 3, 2015, respectively, and $9.7 million and $5.1 million in the nine months ended July 1, 2016 and July 3, 2015, respectively. The Company estimates the amortization expense for the remaining three months of fiscal year 2016, fiscal years 2017 through 2020, and thereafter, will be as follows (in millions): $4.0, $15.2, $11.6, $10.8, $9.5, and $16.6, respectively.

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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a loss of $0.8 million and an insignificant amount of income in the three months ended July 1, 2016 and July 3, 2015, respectively, from its equity investment in dpiX Holding. VMS recorded a loss of $0.9 million and income of $0.5 million in the nine months ended July 1, 2016 and July 3, 2015, respectively, from its equity investment in dpiX Holding. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in other assets on the Condensed Consolidated Balance Sheets, was $47.8 million at July 1, 2016 and $47.3 million at October 2, 2015.
The Company purchased glass transistor arrays from dpiX totaling $6.4 million and $5.6 million in the three months ended July 1, 2016 and July 3, 2015, respectively, and $16.8 million and $15.5 million in the nine months ended July 1, 2016 and July 3, 2015, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues - product in the Condensed Consolidated Statements of Earnings for these fiscal periods.
In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of July 1, 2016, the Company had fixed cost commitments of $9.0 million related to this amended agreement through December 31, 2016. The fixed cost commitments for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

7. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	July 1, 2016		October 2, 2015
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$50.0	1.59%	$50.0	1.32%
2013 Revolving Credit Facility	330.0	1.83%	90.0	1.57%
Sumitomo Credit Facility	21.4	0.53%	18.4	0.63%
Total short-term debt	$401.4		$158.4

Long-term debt:
2013 Term Loan Facility	$300.0	1.59%	$337.5	1.32%
Total long-term debt	$300.0		$337.5
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
The fair values of derivative instruments reported on the Company’s Condensed Consolidated Balance Sheets were as follows:

	Liability Derivatives
	Balance Sheet	July 1, 2016	October 2, 2015
(In millions)	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$0.2	$—
Total derivatives		$0.2	$—

At July 1, 2016 and October 2, 2015, the fair value of the Company's derivative assets, and derivative liabilities not designated as hedging instruments was immaterial. See Note 3, "Fair Value" regarding valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2015 Annual Report regarding credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of July 1, 2016 and October 2, 2015, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities
The Company designates and accounts for certain of its hedges of forecasted foreign currency revenues as cash flow hedges. The Company’s designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualify as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualify as cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period during which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts excluded from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. During the nine months ended July 1, 2016, the Company did not discontinue any cash flow hedges. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

highly probable. As of July 1, 2016, all forecasted cash flows were still probable to occur. As of July 1, 2016, the net unrealized loss on derivative instruments, before tax, of $0.3 million was included in accumulated other comprehensive loss and is expected to be reclassified to earnings over the next 12 months that follows.
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

July 1, 2016
(In millions)	Notional Value Sold
Euro	$16.5
Totals	$16.5

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015		July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Foreign currency forward contracts	$0.4	$0.3	$(0.9)	$2.3	Revenues	$(0.7)	$0.7	$(0.6)	$3.4
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge balance sheet exposures from its various foreign subsidiaries and business units:

	July 1, 2016
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$18.8	$—
Brazilian Real	9.0	—
British Pound	66.2	—
Canadian Dollar	—	4.8
Euro	184.9	9.0
Hungarian Forint	3.5	—
Indian Rupee	12.7	—
Japanese Yen	82.7	—
New Zealand Dollar	1.5	—
Swedish Krona	1.8	—
Swiss Franc	—	82.6
Thai Baht	4.4	—
Totals	$385.5	$96.4

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward exchange contracts that are not designated as hedging instruments:

Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings on Derivative Instruments
	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Selling, general and administrative expenses	$1.5	$(1.3)	$(3.4)	$32.7

The gains or losses on these derivative instruments were significantly offset by the gains or losses resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of July 1, 2016 and October 2, 2015, the Company did not have significant outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
	July 1,	July 3,
(In millions)	2016	2015
Accrued product warranty, at beginning of period	$45.9	$49.3
Charged to cost of revenues	39.6	33.1
Actual product warranty expenditures	(35.5)	(38.8)
Accrued product warranty, at end of period	$50.0	$43.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets as of July 1, 2016 and October 2, 2015.
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
The Company spent $0.3 million and $0.2 million (net of amounts borne by VI and VSEA) in the three months ended July 1, 2016 and July 3, 2015, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.7 million and $1.0 million (net of amounts borne by VI and VSEA) in the nine months ended July 1, 2016 and July 3, 2015, respectively, on such costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of July 1, 2016, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.3 million to $9.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of July 1, 2016. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.3 million for these cleanup projects as of July 1, 2016. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of July 1, 2016, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.6 million to $25.8 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of July 1, 2016. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $8.4 million at July 1, 2016. Accordingly, the Company has accrued $7.1 million for these costs, which represents the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.1 million at both July 1, 2016 and October 2, 2015, with the noncurrent receivables portion included in other assets and the payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.
The availability of the indemnities of VI and VSEA will depend upon the future financial strength of VI and VSEA. Given the long-term nature of some of the liabilities, VI and VSEA may be unable to fund the indemnities in the future. It is also possible that a court would disregard this contractual allocation among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if the other party were to refuse or was unable to pay any of its allocated shares. The agreement governing the spin-offs generally provides that if a court prohibits a company from satisfying its shared indemnification obligations, the indemnification obligations will be shared equally by the two other companies.
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
In September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. During September 2015 and October 2015, the Company filed several complaints in the U.S. and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam imaging gantries, volumetric modulated arc therapy (“VMAT”), and combined magnetic resonance imaging linear accelerator systems. In February 2016, Elekta Ltd. filed several complaints in the U.S. and foreign courts alleging infringement of certain patents related to linear accelerator control systems and treatment planning. These lawsuits are ongoing and at this time, the Company is unable to predict the ultimate outcomes of these matters. Therefore, no amounts have been accrued as of July 1, 2016.
In June 2015, a foreign subsidiary of the Company was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. The Company has requested a judicial review available under Portuguese criminal procedure processes as to whether or not such charges are proper under Portuguese law. The Company previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. At this time, the Company is unable to predict the ultimate outcome of this matter, and therefore no amounts have been accrued as of July 1, 2016.
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
Restructuring Charges
As part of the Company's plan to enhance operational performance through productivity initiatives, the Company implemented a workforce reduction, primarily in its Oncology Systems and Imaging Components segments, in the first quarter of fiscal year 2016. The Company incurred $0.8 million and $5.6 million in restructuring charges during the three and nine months ended July 1, 2016, in connection with the restructuring program, of which $3.5 million was paid in cash during the nine months ended July 1, 2016. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The Company expects to substantially complete this restructuring program by the middle of fiscal year 2017, and any remaining restructuring charges relating to this program are not expected to be material.
The Company incurred $13.4 million in restructuring charges related to an enhanced retirement program and workforce reduction during the nine months ended July 3, 2015.

10. RETIREMENT PLANS
The Company sponsors seven defined benefit pension plans for regular full time employees in Germany, Japan, Switzerland, the Philippines and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States. Two of the Company's defined benefit pension plans including one in Germany and one in the Philippines and the Company's post-retirement benefit plan are not presented in the following information as they are not material.
The components of net defined benefit costs were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Defined Benefit Plans
Service cost	$1.5	$1.2	$4.5	$3.6
Interest cost	1.0	1.3	3.0	3.9
Expected return on plan assets	(1.7)	(1.8)	(5.1)	(5.4)
Amortization of prior service cost	—	—	—	0.1
Recognized actuarial loss	0.7	0.6	2.2	1.8
Net periodic benefit cost	$1.5	$1.3	$4.6	$4.0

11. INCOME TAXES
The Company’s effective tax rate was 25.1% and 22.1% for the three months ended July 1, 2016 and July 3, 2015, respectively, and 26.1% for both the nine months ended July 1, 2016 and July 3, 2015. The increase in the Company’s effective tax rate during the three months ended July 1, 2016, compared to the year ago period, was primarily due to the geographic mix of earnings; specifically, the three months ended July 3, 2015 included significant VPT earnings in Germany, a jurisdiction for which the Company has a full valuation allowance.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the nine months ended July 1, 2016; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2015, the VMS Board of Directors authorized the repurchase of 8.0 million shares of VMS common stock through December 31, 2016. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase (“ASR”) programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Number of shares	1,500	1,000	4,650	3,325
Average repurchase price per share	$83.68	$92.39	$80.48	$88.30
Total cost	$125,513	$92,389	$374,217	$293,570
Included in the table above, VMS repurchased common stock under various ASR agreements during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Number of shares	—	744	519	1,239
Average repurchase price per share	$—	$94.10	$77.81	$92.84
Total cost	$—	$70,000	$40,400	$115,000

As of July 1, 2016, 4.8 million shares of VMS common stock remained available for repurchase under the November 2015 authorization.

Subsequent to July 1, 2016, the Company paid $45.4 million, as part of an ASR agreement with J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”), and received approximately 0.5 million shares of VMS common stock.
Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In thousands)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Net Unrealized Gains (Losses) Available-for- Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 2, 2015	$(46,070)	$—	$(112)	$(40,281)	$(86,463)
Other comprehensive earnings (loss) before reclassifications	—	(917)	(440)	906	(451)
Amounts reclassified out of other comprehensive earnings	1,849	589	604	—	3,042
Tax benefit (expense)	(260)	122	(52)	—	(190)
Balance at July 1, 2016	$(44,481)	$(206)	$—	$(39,375)	$(84,062)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

(In thousands)	Net Unrealized Gain (Loss) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gain (Loss) Cash Flow Hedging Instruments	Net Unrealized Gain (Loss) Available-for- Sale Investments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 26, 2014	$(44,060)	$965	$—	$(15,516)	$(58,611)
Other comprehensive earnings (loss) before reclassifications	—	2,318	(320)	(28,348)	(26,350)
Amounts reclassified out of other comprehensive earnings	1,623	(3,441)		—	(1,818)
Tax benefit (expense)	(226)	420	102	—	296
Balance at July 3, 2015	$(42,663)	$262	$(218)	$(43,864)	$(86,483)

The amounts reclassified out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended		Nine Months Ended
	July 1,	July 3,	July 1,	July 3,
(In thousands)	2016	2015	2016	2015
Comprehensive Earnings Components	Income (Loss) Before Taxes		Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(617)	$(541)	$(1,849)	$(1,623)	Cost of revenues & Operating expenses
Unrealized gain (loss) on cash flow hedging instruments	(668)	693	(589)	3,441	Revenues
Unrealized loss on available-for-sale-investments	—	—	(604)	—	Operating expenses
Total amounts reclassified out of other comprehensive earnings	$(1,285)	$152	$(3,042)	$1,818

Noncontrolling Interests
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG ("MeVis"), a public company based in Bremen, Germany that provides image processing software and services for cancer screening.
In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity. As of July 1, 2016, the redemption value of redeemable noncontrolling interests in MeVis was $10.3 million.
During the nine months ended July 1, 2016, an immaterial number of MeVis' shares were purchased under the put right. As of July 1, 2016, noncontrolling shareholders together held approximately 480,000 shares of MeVis, representing 26.4% of the outstanding shares.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

	Nine Months Ended		Nine Months Ended
	July 1, 2016		July 3, 2015
(In thousands)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at beginning of period	$14,744	$—	$—	$—
Net earnings (loss) attributable to noncontrolling interests	(216)	334	136	—
Acquisition of Mevis	—	—	10,218
Capital contribution from noncontrolling interest holders	—	—	3,993	—
Reclassification of noncontrolling interests in MeVis to redeemable noncontrolling interests	(10,382)	10,382	—	—
Other	(499)	(385)	21	—
Balance at end of period	$3,647	$10,331	$14,368	$—

13. EMPLOYEE STOCK PLANS
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In thousands)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Cost of revenues - Product	$1,033	$1,263	$3,141	$3,578
Cost of revenues - Service	1,114	1,066	3,063	3,004
Research and development	1,723	1,717	5,046	5,109
Selling, general and administrative	8,346	7,310	24,771	24,903
Total share-based compensation expense	$12,216	$11,356	$36,021	$36,594
Income tax benefit for share-based compensation	$(3,701)	$(3,455)	$(10,958)	$(11,371)

During the nine months ended July 1, 2016 and July 3, 2015, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at vesting depends on the Company’s business performance during the performance period, against specified performance targets, both of which are set by the Compensation and Management Development Committee of the Board of Directors. The performance units vest at the end of a three-year service period. Performance units granted prior to fiscal year 2015 have one three-year performance period for both the Company's performance and total shareholder return, performance units granted in fiscal year 2015 have a one year Company performance period and a three year total shareholder return, and performance units awarded in fiscal year 2016 have three separate one-year Company performance periods and a three year total shareholder return. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Employee Stock Option Plans
Expected term (in years)	4.13	4.13	4.13	4.15
Risk-free interest rate	1.2%	1.3%	1.1%	1.3%
Expected volatility	20.5%	21.6%	20.1%	22.1%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$15.29	$17.16	$13.71	$18.52

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.4%	0.1%	0.3%	0.1%
Expected volatility	18.3%	17.2%	17.6%	12.7%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$16.60	$17.56	$16.09	$15.87

A summary of share-based awards available for grant is as follows:

(In thousands)	Shares Available for Grant
Balance at October 2, 2015	6,661
Granted	(2,327)
Cancelled or expired	277
Balance at July 1, 2016	4,611

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Activity under the Company’s employee stock plans is presented below:

	Options Outstanding
(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at October 2, 2015	2,537	$72.58
Granted	828	75.97
Cancelled or expired	(23)	85.95
Exercised	(377)	52.02
Balance at July 1, 2016	2,965	$76.03	4.6	$26,060

Exercisable at July 1, 2016	1,664	$72.13	3.4	$20,556

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value of options, which is computed based on the difference between the exercise price and VMS’s closing common stock price of $82.60 as of July 1, 2016, the last trading date of the third quarter of fiscal year 2016, and which would have been received by the option holders had all option holders exercised and sold their options as of that date.

As of July 1, 2016, there was $13.5 million of total unrecognized compensation expense related to outstanding stock options. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.7 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at October 2, 2015	950	$84.11
Granted	485	77.89
Vested	(389)	80.98
Cancelled or expired	(75)	81.86
Balance at April 1, 2016	971	$82.36
As of July 1, 2016, unrecognized compensation expense totaling $45.3 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net earnings attributable to Varian	$98,795	$113,506	$284,793	$312,789
Weighted average shares outstanding - basic	94,940	99,721	95,955	100,090
Dilutive effect of potential common shares	492	733	567	930
Weighted average shares outstanding - diluted	95,432	100,454	96,522	101,020
Net earnings per share attributable to Varian - basic	$1.04	$1.14	$2.97	$3.13
Net earnings per share attributable to Varian - diluted	$1.04	$1.13	$2.95	$3.10
Anti-dilutive employee shared based awards, excluded	2,014	948	2,016	994

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

15. VPT LOANS
The following table lists the Company's outstanding loans and commitments for funding development and construction of various proton therapy centers:

	July 1, 2016		October 2, 2015
(In millions)	Balance	Commitment	Balance	Commitment
Long-term notes receivable (1):
NYPC loan	$18.5	$—	$18.7	$72.8
MPTC loans (2)	29.3	22.8	12.2	22.8
	$47.8	$22.8	$30.9	$95.6
Available-for-sale Securities (1):
CPTC loans	$92.4	$1.9	$83.9	$—
	$92.4	$1.9	$83.9	$—

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Increase in balance was primarily due to a $17.0 million conversion from long-term unbilled accounts receivable to long-term notes receivable.
New York Proton Center ("NYPC") Loan
In July 2015, the Company, through one of its subsidiaries, committed to loan up to $91.5 million to MM Proton I, LLC ("MMI") in connection with a purchase agreement to supply a proton system to equip NYPC. The commitment included a $73.0 million “Senior First Lien Loan” with a six-year term at 9% interest and an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. The Company's entire commitment of the Subordinate Loan was drawn down in fiscal year 2015. In June 2016, the Company assigned to Deutsche Bank AG ("Deutsche Bank") its entire $73.0 million Senior First Lien Loan commitment. As of the date of the assignments, $10.5 million in aggregate principal amount of Senior First Lien Loan commitments had been funded by the Company. The total consideration paid by Deutsche Bank to the Company in consideration for the assignment was approximately $8.3 million in cash, representing the funded portion, less a discount of 3% of the Company's total Senior First Lien Loan commitment, both funded and unfunded. The Company recorded a $2.2 million impairment associated with the sale of the loan in selling, general and administrative in the three months ended July 1, 2016.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In addition to the outstanding loan, the Company had $15.3 million, as of July 1, 2016, in accounts receivable, which includes unbilled accounts receivable, from NYPC. As of October 2, 2015, the Company did not have any accounts receivable from NYPC.
Maryland Proton Therapy Center ("MPTC") Loans
In May 2015, the Company, through one of its subsidiaries, committed to loan up to $35.0 million to MPTC, which included rolling over an existing loan for $10.0 million plus $2.2 million of previously accrued interest. The Company had previously entered into an agreement with MPTC to supply it with a proton system. Varian's commitment is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The Company's outstanding commitment under the loan to MPTC is to be paid in two installments of $11.4 million, one in fiscal year 2016, and one in fiscal year 2017. The interest on the loan accrues at 12%. In June 2016, the Company converted $17.0 million in deferred payment arrangements, previously recorded as long-term unbilled accounts receivable, with MPTC to a long-term note receivable due September 30, 2018. The note receivable carries an interest rate of 15%.
In addition to the outstanding loans, the Company had $6.3 million and $28.6 million, as of July 1, 2016 and October 2, 2015, respectively, in accounts receivable, which includes unbilled accounts receivable, from MPTC.
CPTC Loans
As of October 2, 2015, the Company had loaned $73.5 million under a Tranche A loan and $10.4 million under a Tranche B loan to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California under a loan agreement with ORIX and J.P. Morgan. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; the Company's proportionate share of this commitment is $4.4 million ("Tranche C loan"). There were no other significant changes to the loan agreements. As of July 1, 2016, the Company's remaining commitment under the Tranche C loan is expected to be drawn down over the next 12 months. The Tranche A, Tranche B and Tranche C loans are collectively, referred to as the “CPTC Loans.” As of July 1, 2016, the Company had loaned $78.7 million under the Tranche A loan, $11.1 million under the Tranche B loan and $2.6 million under the Tranche C loan. No amounts were available for draw down under the Tranche A and Tranche B loans.
The amounts loaned under the CPTC Loans include accrued interest. ORIX has the option to purchase the Company's share of the CPTC loans at par. The CPTC loans meet the definition of a debt security and therefore are accounted for as available-for-sale securities and recorded at fair value as of July 1, 2016 and October 2, 2015. The Company's CPTC loans are included in other assets on the Company's Condensed Consolidated Balance Sheets as of July 1, 2016 and October 2, 2015 because the Company did not expect to be repaid and did not intend to sell all or a portion of its CPTC loans in the next twelve months. The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center. The CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. To date, no amortizing principal payments have been made. The principal and interest payments are subject to the forbearance agreement mentioned above.
In addition to the outstanding loans, the Company had $30.9 million and $25.2 million, as of July 1, 2016 and October 2, 2015, respectively, in accounts receivable, which includes unbilled accounts receivable, from CPTC.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended		Nine Months Ended
(In millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenues
Oncology Systems	$605.2	$558.7	$1,778.6	$1,711.4
Imaging Components	146.7	134.7	431.8	456.2
Total reportable segments	751.9	693.4	2,210.4	2,167.6
Other	37.5	90.6	94.9	113.7
Total Company	$789.4	$784.0	$2,305.3	$2,281.3
Operating Earnings (Loss)
Oncology Systems	$142.5	$110.6	$387.2	$362.6
Imaging Components	28.2	23.2	79.1	104.4
Total reportable segments	170.7	133.8	466.3	467.0
Other	(13.6)	9.8	(38.6)	(16.5)
Corporate	(26.6)	0.6	(46.6)	(30.8)
Total Company	$130.5	$144.2	$381.1	$419.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of July 1, 2016 and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and nine-month periods ended July 1, 2016 and July 3, 2015, and the condensed consolidated statement of cash flows for the nine-month periods ended July 1, 2016 and July 3, 2015. These interim financial statements are the responsibility of the Company’s management.

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
August 9, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced X-ray tube and flat panel products; growth drivers; future orders, revenues, backlog, earnings or other financial results; our intention to separate our Imaging Components business from the remainder of our businesses; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Separation
On May 23, 2016, we announced our intent to separate our Imaging Components business from the remainder of our businesses through a pro rata distribution of the common stock of a new entity, named Varex Imaging Corporation (“Varex,” or “Varex Imaging”). Varex was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Imaging Components business. Following the separation and distribution, Varex will be an independent, publicly traded company. The distribution is subject to certain conditions, including, among others, final approval of the Varian board of directors, receipt of one or more opinions with respect to certain U.S. federal income tax matters relating to the separation and the SEC declaring the effectiveness of the registration statement. We expect to complete the separation by the end of the calendar year; however, there can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed.
We expect to incur an estimated $35 million in charges for transaction advisory services, assuming the separation is completed by the end of the calendar year. Further, we expect to incur significant additional expenses for consulting services, restructuring, and other expenses to complete the separation. During the third quarter of fiscal year 2016, we incurred $5.4 million of costs relating to the separation which is included in our selling, general and administrative expenses.

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
Total revenues increased 1%, gross margin increased 3.7 percentage points, the effective tax rate increased by 3.0 percentage points, net earnings attributable to Varian decreased 13%, and net earnings per diluted share decreased 8%, in the third quarter of fiscal year 2016, compared to the year-ago period.
Gross orders increased 6% and 13% in Oncology Systems and Imaging Components, respectively, in the third quarter of fiscal year 2016, compared to the year-ago period. Our backlog at July 1, 2016 was 5% higher than at July 3, 2015.
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
The U.S. Dollar weakened against the Euro and the Japanese Yen in the third quarter of fiscal year 2016, compared to the year-ago period, but did not have a significant impact on total revenues and Oncology Systems gross orders. We expect that fluctuations of foreign currencies against the U.S. Dollar will continue to cause variability in our financial performance.
In December 2015, the U.S. President signed into law the Protecting Americans from Tax Hikes Act of 2015 ("PATH Act"), which suspended the 2.3% medical device excise tax implemented as part of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) for a two-year period through December 31, 2017. The suspension of the medical device excise tax had a positive impact in the third quarter of fiscal year 2016, and we expect the suspension to have a positive impact on our gross margin for the remainder of fiscal year 2016 and fiscal year 2017. Additionally, the PATH Act permanently extended the research and development ("R&D") tax credit, which has a favorable impact on our effective tax rate.
Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy and advanced treatments, such as intensity-modulated radiation therapy ("IMRT"), image-guided radiation therapy ("IGRT"), volumetric modulated arc therapy ("VMAT"), stereotactic radiotherapy, stereotactic body radiotherapy and brachytherapy, as well as informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
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
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Affordable Care Act in the United States will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will continue between fiscal years. We also believe that the Affordable Care Act, Accountable Care Organizations and bundled payment arrangements are causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased business variability.
In the radiation oncology markets outside of North America, we expect the long-term market to grow in EMEA with mixed performance across the region. In APAC, we expect China to lead longer term regional growth, off-setting a slower Japanese market. Latin America is currently experiencing volatility, however, our long-term outlook is cautiously optimistic. Overall, we believe the longer-term global radiation oncology market can grow, on average and in constant currencies, in the mid-single-digit range.
In the third quarter of fiscal year 2016, Oncology Systems revenues increased 8% and gross margin increased by 4.1 percentage points compared to the year-ago period.
In the third quarter of fiscal year 2016, Oncology Systems gross orders increased 6%, compared to the year-ago period, primarily due to an increase in gross orders of 15% from our North America region. On a constant currency basis, Oncology

Systems gross orders increased 6% and Oncology Systems international gross orders decreased 1% in the third quarter of fiscal year 2016, compared to the year-ago period.
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics, and industrial applications. We provide a broad range of X-ray imaging components, including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, ionization chambers and automatic exposure control systems. Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron® X-ray accelerators, image processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We continue to view the long-term driver for this business to be the ongoing success of key X-ray imaging original equipment manufacturers (“OEMs”) that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.
Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. A significant portion of our Imaging Components customers are outside of the United States and products in this business are generally priced in U.S. Dollars. As a result, the demand for Imaging Components products has been negatively impacted by pricing pressures resulting from the strengthening of the U.S. Dollar. In addition, some customers have asked for additional discounts, delayed purchasing decisions, or moved to in-sourcing supply of such components or migrated to lower cost alternatives. In the event of a continued strengthening U.S. Dollar, we expect that demand and pricing will continue to be negatively impacted for Imaging Component products. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying tenders, resulting in a decline in the demand for security and inspection products.
In the third quarter of fiscal year 2016, Imaging Components revenues, gross orders, and gross margin increased by 9%, 13% and 4.0 percentage points, respectively, compared to the year-ago period.
Other. The “Other” category is comprised of VPT and the operations of the GTC.
VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. Our current focus is on bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient, so that it is more widely accepted and deployed. Orders and revenues for our VPT products have been and may continue to be subject to significant variability due to the size of each individual transaction, and the timing of each transaction may be impacted by numerous factors, including items outside of our control, such as customer project financing.
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
In the third quarter of fiscal year 2016, the "Other" category revenues decreased $53.1 million and gross orders decreased $79.6 million compared to the year-ago period.
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
Changes to the elements in an arrangement and the amounts allocated to each element could affect the timing and amount of revenue recognition. Revenue recognition also depends on the timing of shipment, readiness of customers’ facilities for installation, installation requirements and availability of products or customer acceptance terms. If shipments or installations are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.
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

At times, we advance notes to third parties, including our customers. We assess these notes for collectability and regularly review them for impairment by considering internal factors such as historical experience, credit quality, age of the note balances as well as external factors such as economic conditions that may affect the note holder's ability to pay.

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
We have four reporting units with goodwill: (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT. For all four reporting units, based upon the most recent annual goodwill analysis that we performed as of the first day of the fourth quarter of fiscal year 2015 (using balances as of the end of the third quarter of fiscal year 2015), either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those which step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had

$49.4 million in goodwill as of July 1, 2016, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, "Fair Value" of the Notes to the Condensed Consolidated Financial Statements). The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first nine months of fiscal years 2016 and 2015.
Taxes on Earnings
We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings. The Company accounts for uncertainty in income taxes following a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period.
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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2016 is the 52-week period ending September 30, 2016, and fiscal year 2015 was the 53-week period ended October 2, 2015. The fiscal quarters ended July 1, 2016 and July 3, 2015 were both 13-week periods.
Discussion of Results of Operations for the Third Quarter and First Nine Months of Fiscal Year 2016 Compared to the Third Quarter and First Nine Months of Fiscal Year 2015
Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Product	$517.3	$533.7	(3)%	$1,513.4	$1,523.3	(1)%
Service	272.1	250.3	9%	791.9	758.0	4%
Total Revenues	$789.4	$784.0	1%	$2,305.3	$2,281.3	1%
Product as a percentage of total revenues	66%	68%		66%	67%
Service as a percentage of total revenues	34%	32%		34%	33%

Total revenues increased in the third quarter of fiscal year 2016, compared to the year-ago period, due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from Imaging Components, mostly offset by a decrease in revenues from the "Other" category. Total revenues increased in the first nine months of fiscal year 2016, compared to the year-ago period, due to an increase in revenues from Oncology Systems, partially offset by decreases in revenues from Imaging Components and the "Other" category.
Product revenues decreased in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from the "Other" category, partially offset by an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from Imaging Components. Product revenues decreased in the first nine months of fiscal year 2016, compared to the year-ago period, due to decreases in revenues from Imaging Components and the "Other" category, partially offset by an increase in revenues from Oncology Systems.
Service revenues increased in the third quarter and in the first nine months of fiscal year 2016, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems, and to a lesser extent, increases in revenues from Imaging Components and the "Other" category.

Revenues by region	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	Constant Currency (1)	July 1, 2016	July 3, 2015	Percent Change	Constant Currency (1)
Americas	$349.0	$401.7	(13)%	(13)%	$1,064.1	$1,149.7	(7)%	(7)%
EMEA	250.9	217.1	16%	15%	733.8	634.0	16%	20%
APAC	189.5	165.2	15%	14%	507.4	497.6	2%	3%
Total Revenues	$789.4	$784.0	1%	—%	$2,305.3	$2,281.3	1%	3%

North America	$330.8	$381.0	(13)%	(13)%	$1,003.6	$1,093.7	(8)%	(8)%
International (2)	458.6	403.0	14%	13%	1,301.7	1,187.6	10%	13%
Total Revenues	$789.4	$784.0	1%	—%	$2,305.3	$2,281.3	1%	3%
North America as a percentage of total revenues	42%	48%			43%	48%
International as a percentage of total revenues	58%	52%			57%	52%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
Americas revenues decreased in the third quarter, compared to the year-ago period, due to a decrease in revenues from the "Other" category, partially offset by an increase in revenues from Oncology Systems. Americas revenues decreased in the first nine months of fiscal year 2016, due to a decrease in revenues from the "Other" category and to a lesser extent, decreases in revenues from Imaging Components and Oncology Systems.
EMEA revenues increased in the third quarter of fiscal year 2016, compared to the year-ago period, due to an increase in revenues from the "Other" category, and to a lesser extent, increases in revenues from Oncology Systems and Imaging Components. EMEA revenues increased in the first nine months of fiscal year 2016, compared to the year-ago period, due to increases in revenues from Oncology Systems, and the "Other" category, and to a lesser extent, an increase in revenues from Imaging Components.
APAC revenues increased in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems. APAC revenues increased in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from Imaging Components.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	Constant Currency	July 1, 2016	July 3, 2015	Percent Change	Constant Currency
Product	$346.2	$315.8	10%	9%	$1,021.7	$975.7	5%	7%
Service	259.0	242.9	7%	6%	756.9	735.7	3%	5%
Total Oncology Systems Revenues	$605.2	$558.7	8%	8%	$1,778.6	$1,711.4	4%	6%
Product as a percentage of total Oncology Systems revenues	57%	57%			57%	57%
Service as a percentage of total Oncology Systems revenues	43%	43%			43%	43%
Oncology Systems revenues as a percentage of total revenues	77%	71%			77%	75%
Oncology Systems product revenues increased in the third quarter and the first nine months of fiscal year 2016, compared to the year-ago periods, due to increases in revenues from hardware products and software licenses.
Oncology Systems service revenues increased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, primarily due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow. In addition, the first nine months of fiscal year 2015 benefited from an extra week of operations.

Revenues by region	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	Constant Currency	July 1, 2016	July 3, 2015	Percent Change	Constant Currency
Americas	$292.6	$269.5	9%	9%	$882.8	$891.8	(1)%	(1)%
EMEA	180.5	173.3	4%	4%	544.7	502.8	8%	13%
APAC	132.1	115.9	14%	13%	351.1	316.8	11%	13%
Total Oncology Systems Revenues	$605.2	$558.7	8%	8%	$1,778.6	$1,711.4	4%	6%

North America	$276.0	$250.9	10%	10%	$828.7	$842.0	(2)%	(1)%
International	329.2	307.8	7%	6%	949.9	869.4	9%	13%
Total Oncology Systems Revenues	$605.2	$558.7	8%	8%	$1,778.6	$1,711.4	4%	6%
North America as a percentage of total Oncology Systems revenues	45%	45%			46%	49%
International as a percentage of total Oncology Systems revenues	55%	55%			54%	51%
Americas Oncology Systems revenues increased in the third quarter of fiscal year 2016, compared to the year-ago period, due to increases in revenues from hardware products, services and software licenses in North America. The Americas Oncology Systems revenues decreased in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from hardware products in North America, partially offset by an increase in revenues from services in North America, and to a lesser extent, an increase in revenues from software licenses across The Americas region.
EMEA Oncology Systems revenues increased in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to increases in revenues from software licenses and services. EMEA Oncology Systems revenues increased in the first nine months of fiscal year 2016, compared to the year-ago period, mostly due to an increase in revenues from hardware products, which resulted from an increase in volume and the timing of shipments.

APAC Oncology Systems revenues increased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, due to increases in revenues from hardware products, services and software licenses.
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
Imaging Components Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Product	$136.1	$128.5	6%	$403.7	$438.3	(8)%
Service	10.6	6.2	70%	28.1	17.9	58%
Total Imaging Components Revenues	$146.7	$134.7	9%	$431.8	$456.2	(5)%
Product as a percentage of total Imaging Components revenues	93%	95%		93%	96%
Service as a percentage of total Imaging Components revenues	7%	5%		7%	4%
Imaging Components revenues as a percentage of total revenues	19%	17%		19%	20%

Imaging Components product revenues increased in the third quarter of fiscal year 2016, compared to the year-ago period, due to revenues from our acquisitions completed in the second half of fiscal year 2015 and an increase in revenues from X-ray tube products, partially offset by a decrease in revenues from security and inspection products.

Imaging Components revenues decreased in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to decreases in revenues from flat panel and X-ray tube products, and to a lesser extent, a decrease in revenues from security and inspection products, partially offset by revenues from our acquisitions completed in the second half of fiscal year 2015. The decreases in revenues in the first nine months from flat panel and X-ray tube products were primarily due to pricing pressures resulting from the strengthening of the U.S. Dollar, customers migrating to lower cost alternatives, and the decision of a customer to in-source some of its X-ray flat panel products in the second half of fiscal year 2015. In addition, lower purchases from a key customer with higher X-ray tube inventory, due in part to longer tube life, also contributed to the declines in revenues. The decrease in revenues from security and inspection products was due to pricing pressures and delays in tenders in which our customers participate.

Imaging Components service revenues increased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, primarily due to service revenues from our acquisitions completed in the second half of fiscal year 2015.
Because sales transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material direct impact on Imaging Components international revenues. However, a strong U.S. Dollar against certain foreign currencies has increased pricing pressures and has made our X-ray tube and flat panel products relatively more expensive as compared to non-U.S. manufacturers and for customers outside the United States.

Revenues by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Americas	$46.2	$46.4	(1)%	$145.5	$160.6	(9)%
EMEA	45.9	39.0	18%	132.9	114.9	16%
APAC	54.6	49.3	11%	153.4	180.7	(15)%
Total Imaging Components Revenues	$146.7	$134.7	9%	$431.8	$456.2	(5)%

North America	$44.7	$44.2	1%	$139.1	$154.3	(10)%
International	102.0	90.5	13%	292.7	301.9	(3)%
Total Imaging Components Revenues	$146.7	$134.7	9%	$431.8	$456.2	(5)%
North America as a percentage of total Imaging Components revenues	31%	32%		32%	34%
International as a percentage of total Imaging Components revenues	69%	68%		68%	66%
The Americas Imaging Components revenues decreased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, primarily due to a decrease in revenues from flat panel products, partially offset by revenues from acquisitions completed in the second half of fiscal year 2015. The decrease in revenues from flat panel products in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, was primarily due to a decision of a customer to in-source some of its flat panel products in the second half of fiscal year 2015.
EMEA Imaging Components revenues increased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, primarily due to revenues from our acquisitions completed in the second half of fiscal year 2015 and to a lesser extent, increases in revenues from flat panel and X-ray tube products, partially offset by a decrease in revenues from security and inspection products.
APAC Imaging Components revenues increased in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in revenues from flat panel products and revenues from our acquisitions completed in the second half of fiscal year 2015.
APAC Imaging Components revenues decreased in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in revenues from X-ray tube products, and to a lesser extent, decreases in revenues from flat panel and security and inspection products, partially offset by revenues from our acquisitions completed in the second half of fiscal year 2015. The decrease in revenues from X-ray tube products in first nine months was primarily due to lower purchases from a key customer with higher X-ray tube inventory, due in part to longer tube life. In addition, the decrease in revenues from flat panel products in the first nine months was primarily due to pricing pressures resulting from the strengthening of the U.S. Dollar.
Other Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Product	$35.0	$89.4	(61)%	$88.0	$109.3	(19)%
Service	2.5	1.2	108%	6.9	4.4	57%
Total Other Revenues	$37.5	$90.6	(59)%	$94.9	$113.7	(17)%
Other revenues as a percentage of total revenues	4%	12%		4%	5%
Revenues in our “Other” category decreased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, primarily due the completion of the financing of the Maryland Proton Therapy Center ("MPTC") project in the third quarter of fiscal year 2015 which resulted in approximately $78 million of revenue recorded related to that project, partially offset by an increase in VPT product revenues from the continued production and installation of VPT projects that are in our backlog in the third quarter and first nine months of fiscal year 2016.

Gross Margin

Dollars by segment	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Oncology Systems	$278.7	$234.1	19%	$781.5	$744.2	5%
Imaging Components	63.0	52.4	20%	179.2	190.3	(6)%
Other	4.7	28.5	(83)%	12.6	30.0	(58)%
Gross margin	$346.4	$315.0	10%	$973.3	$964.5	1%

Percentage by segment
Oncology Systems	46.0%	41.9%		43.9%	43.5%
Imaging Components	42.9%	38.9%		41.5%	41.7%
Total Company	43.9%	40.2%		42.2%	42.3%
Total gross margin percentage increased in the third quarter and decreased slightly in the first nine months of fiscal year 2016, compared to the year-ago periods. The increase in gross margin percentage in the third quarter was primarily due to Oncology Systems and Imaging Components. Total product gross margin percentage was 35.8% and 33.5% in the third quarter and first nine months of fiscal year 2016, compared to 31.9% and 34.4% for the respective year-ago periods. Total service gross margin percentage was 59.2% and 58.9% in the third quarter and first nine months of fiscal year 2016, compared to 57.8% and 58.2% for the respective year-ago periods.
Oncology Systems product gross margin percentage was 36.6% and 33.3% in the third quarter and first nine months of fiscal year 2016, compared to 29.8% and 32.4% for the respective year-ago periods. The increase in Oncology Systems product gross margin in the third quarter of fiscal year 2016, compared to the year-ago period, was primarily due to an improved mix of hardware products, cost reductions, and an increase in software license revenue which has a higher gross margin percentage. The increase in Oncology Systems product gross margin percentage in the first nine months of fiscal year 2016, compared to the year-ago period was primarily due to the suspension of the medical device excise tax in fiscal year 2016 and an increase in software license revenue which has a higher gross margin percentage, partially offset by an unfavorable foreign currency impact.
Oncology Systems service gross margin percentage was 58.6% and 58.3% in the third quarter and first nine months of fiscal year 2016, compared to 57.6% and 58.1% in the respective year-ago periods. The increase in service gross margin percentage in the third quarter of fiscal year 2016, compared to the year-ago period, was primarily due to cost control measures.
Imaging Components gross margin percentage increased in the third quarter and decreased slightly in the first nine months of fiscal year 2016, compared to the respective year-ago periods. The increase in the third quarter of fiscal year 2016, compared to the year-ago periods, was primarily due to increases in gross margin percentages from X-ray tube, flat panels, partially offset by a decrease in gross margin percentage from security and inspection products. The increase in gross margin percentage from X-ray tube products was primarily due to productivity improvements, partially offset by increased quality costs. The increase in gross margin percentage from flat panel products was primarily due to productivity gains and a favorable product mix, partially offset by pricing pressures. The decrease in security and inspection products gross margin percentage was primarily due to pricing pressures and decreased productivity from lower volumes.
Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Research and development	$64.9	$60.0	8%	$187.0	$176.4	6%
Research and development as a percentage of total revenues	8%	8%		8%	8%

Research and development expenses increased $4.9 million in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to an increase in expenses of $2.0 million in Imaging Components, which was primarily attributable to research and development expenses related to our acquisitions completed in the second half of fiscal year 2015, and an increase in expenses of $2.0 million in the "Other" category, which was primarily due to an increase in new development projects and employee-related costs in VPT.

Research and development expenses increased $10.6 million in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to a $6.3 million increase in Imaging Components which was primarily due to research and development expenses related to our acquisitions completed in the second half of fiscal year 2015, partially offset by a reduction in spending on new and existing projects, and a $4.5 million increase in the "Other" category which was primarily due to an increase in new development projects and employee-related costs in VPT, partially offset by a favorable currency impact when foreign-currency denominated research and development expenses were translated into U.S. Dollars.
Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Selling, general and administrative	$151.0	$110.7	36%	$405.2	$368.4	10%
Selling, general and administrative as a percentage of total revenues	19%	14%		18%	16%
Selling, general and administrative expenses increased $40.3 million in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to an $11.4 million increase in legal expenses primarily relating to significant litigation matters, a $6.0 million increase in employee-related costs as a result of an increase in headcount, $5.4 million in additional expenses from costs associated with the separation of our Imaging Components business, a $5.4 million increase in bad debt expense, and a $3.5 million increase in expenses from our acquisitions completed in the second half of fiscal year 2015.
Selling, general and administrative expenses increased $36.8 million in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to a $19.6 million increase in legal expenses primarily relating to significant litigation matters, a $10.0 million increase in expenses from our acquisitions completed in the second half of fiscal year 2015, a $6.8 million increase in employee-related costs as a result of an increase in headcount, and $5.4 million in additional expenses from costs associated with the separation of our Imaging Components business. These increases were partially offset by a $8.0 million decrease in restructuring charges, and a $7.8 million favorable currency impact when foreign-currency denominated expenses were translated into U.S. dollars.
Interest Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Interest income, net	$1.6	$1.6	1%	$4.3	$3.6	19%
Interest income, net of interest expense, increased in the third quarter and the first nine months of fiscal year 2016, compared to the year-ago periods, primarily due to higher interest income generated primarily from our loans to fund the development and construction of various proton therapy centers, partially offset by higher interest expense associated with increased borrowings under our credit facility.
Taxes on Earnings

	Three Months Ended			Nine Months Ended
	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Effective tax rate	25.1%	22.1%	3.0%	26.1%	26.1%	—%
Our effective tax rate increased in the third quarter of fiscal year 2016, compared to the year ago period, primarily due to the geographic mix of earnings; specifically, the three months ended July 3, 2015 included significant VPT earnings in Germany, a jurisdiction for which the Company has a full valuation allowance.

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
Diluted Net Earnings Per Share

	Three Months Ended			Nine Months Ended
	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Diluted net earnings per share	$1.04	$1.13	(8)%	$2.95	$3.10	(5)%
Diluted net earnings per share decreased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, primarily due to a decrease in operating earnings, partially offset by a reduction in the number of diluted shares of common stock outstanding due to stock repurchases. The decrease in diluted net earnings per share in the third quarter of fiscal year 2016, compared to the year-ago period, was also due to an increase in the effective tax rate.
Gross Orders

Total Gross Orders (by segment)	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Oncology Systems	$675.9	$635.4	6%	$1,826.3	$1,778.2	3%
Imaging Components	137.9	121.6	13%	402.9	440.6	(9)%
Other	51.4	131.0	(61)%	66.4	176.4	(62)%
Total Gross Orders	$865.2	$888.0	(3)%	$2,295.6	$2,395.2	(4)%
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

Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	Constant Currency	July 1, 2016	July 3, 2015	Percent Change	Constant Currency
Americas	$341.0	$316.1	8%	8%	$955.2	$915.5	4%	5%
EMEA	201.1	206.8	(3)%	(4)%	530.3	533.4	(1)%	3%
APAC	133.8	112.5	19%	17%	340.8	329.3	3%	5%
Total Oncology Systems Gross Orders	$675.9	$635.4	6%	6%	$1,826.3	$1,778.2	3%	4%

North America	$322.9	$281.2	15%	15%	$892.3	$825.4	8%	8%
International	353.0	354.2	—%	(1)%	934.0	952.8	(2)%	1%
Total Oncology Systems Gross Orders	$675.9	$635.4	6%	6%	$1,826.3	$1,778.2	3%	4%
The Americas Oncology Systems gross orders increased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago periods, primarily due to increases in gross orders for hardware products and services in North America, partially offset by a decrease in gross orders for hardware products and software licenses in Latin America.
EMEA Oncology Systems gross orders decreased in the third quarter of fiscal year 2016, compared to the respective year-ago period, primarily due to a decrease in gross orders for software licenses. EMEA Oncology System gross orders decreased in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to decreases in gross orders for software licenses and hardware products, partially offset by an increase in gross orders for services.
APAC Oncology Systems gross orders increased in the third quarter and the first nine months of fiscal year 2016, compared to the year-ago periods, due to increases in gross orders for hardware products, software licenses and services.
The trailing 12 months growth in gross orders for Oncology Systems at the end of the third quarter of fiscal year 2016 and at the end of each of the previous three fiscal quarters was:

	July 1, 2016	April 1, 2016	January 1, 2016	October 2, 2015
Americas	1%	—%	2%	1%
EMEA	4%	4%	(5)%	—%
APAC	1%	(1)%	(5)%	—%
North America	7%	3%	4%	3%
International	(2)%	(1)%	(7)%	(2)%
Total Oncology Systems Gross Orders	2%	1%	(2)%	—%
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

Imaging Components Gross Orders

Gross Orders by region	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 1, 2016	July 3, 2015	Percent Change	July 1, 2016	July 3, 2015	Percent Change
Americas	$44.8	$46.3	(3)%	$124.4	$128.7	(3)%
EMEA	50.4	32.1	57%	129.2	113.1	14%
APAC	42.7	43.2	(1)%	149.3	198.8	(25)%
Total Imaging Components Gross Orders	$137.9	$121.6	13%	$402.9	$440.6	(9)%

North America	$43.1	$44.7	(3)%	$120.0	$122.9	(2)%
International	94.8	76.9	23%	282.9	317.7	(11)%
Total Imaging Components Gross Orders	$137.9	$121.6	13%	$402.9	$440.6	(9)%
The Americas Imaging Components gross orders decreased in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders for flat panel products, partially offset by increases in gross orders for X-ray tube products and security and inspection products The Americas Imaging Components gross orders decreased in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders for flat panel products, partially offset by gross orders from our acquisitions completed in the second half fiscal year 2015, and increases in gross orders for security and inspection products and X-ray tube products. The decrease in gross orders from flat panel products in the third quarter and the first nine months was primarily due to a decision of a customer to in-source some of their flat panel products in the second half of fiscal year 2015.
EMEA Imaging Components gross orders increased in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to increases in gross orders for security and inspection products and gross orders from our acquisitions completed in the second half of fiscal year 2015 and an increase in gross orders for X-ray tube products. EMEA Imaging Components gross orders increased in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to increases in gross orders from our acquisitions completed in the second half of fiscal year 2015, and to a lesser extent, an increase in gross orders for security and inspection products and X-ray tube products, partially offset by a decrease in gross orders for flat panel products.
APAC Imaging Components gross orders decreased in the third quarter of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders for flat panel products, mostly offset by increases in gross orders for X-ray tube products and from our acquisitions completed in the second half of fiscal year 2015. APAC Imaging Components gross orders decreased in the first nine months of fiscal year 2016, compared to the year-ago period, primarily due to a decrease in gross orders for flat panel products, partially offset by increases in gross orders from our acquisitions completed in the second half of fiscal year 2015. The decrease in flat panel gross orders in the first nine months of fiscal year 2016, was primarily due to the timing of several large orders in flat panel products in the prior comparable period.
Because gross order transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material direct impact on Imaging Components international gross orders. However, a strong U.S. Dollar against certain foreign currencies has increased pricing pressures and has made our X-ray tube and flat panel products relatively more expensive as compared to non-U.S. manufacturers and for customers outside the United States.
Other Gross Orders
The “Other” category gross orders decreased in the third quarter and first nine months of fiscal year 2016, compared to the year-ago period, due to inherent fluctuations in large capital purchases for VPT orders.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at July 1, 2016 was $3.3 billion, including approximately $304 million in VPT backlog, which was an increase of 5% over the backlog at July 3, 2015. Our Oncology Systems backlog at July 1, 2016 was 6%

higher than the backlog at July 3, 2015, which reflected increases of 11% and 1% for the North America and international regions, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. In the third quarter of fiscal years 2016 and 2015, our backlog adjustments were $51.4 million and $59.7 million, respectively. In the first nine months of fiscal year 2016 and 2015, our backlog adjustments were $157.1 million and $146.1 million, respectively.
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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	July 1, 2016	October 2, 2015	Decrease
Cash and cash equivalents	$835.9	$845.5	$(9.6)
The decrease in cash and cash equivalents in the first nine months of fiscal year 2016 was primarily due to $374.2 million of cash used for the repurchase of shares of VMS common stock and $61.0 million used for purchases of property, plant, and equipment, partially offset by $202.5 million of net borrowings under our credit facility agreements and $204.3 million of cash provided by operating activities.
At July 1, 2016, we had approximately $53.2 million, or 6%, of cash and cash equivalents in the United States. Approximately $782.7 million, or 94%, of cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of July 1, 2016, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Nine Months Ended
(In millions)	July 1, 2016	July 3, 2015
Net cash flow provided by (used in):
Operating activities	$204.3	$316.2
Investing activities	(60.4)	(73.2)
Financing activities	(148.9)	(153.4)
Effects of exchange rate changes on cash and cash equivalents	(4.6)	12.6
Net increase (decrease) in cash and cash equivalents	$(9.6)	$102.2
Our primary cash inflows and outflows for the first nine months of fiscal year 2016, as compared to the first nine months of fiscal year 2015, were as follows:

•
In the first nine months of fiscal year 2016, we generated net cash from operating activities of $204.3 million compared to $316.2 million in the first nine months of fiscal year 2015. The $111.9 million decrease in net cash from operating activities in the first nine months of fiscal year 2016, compared to the year-ago period, was driven by a 79.5 million decrease in net change from operating assets and liabilities, a $28.0 million decrease in net earnings, and a $4.4 million decrease from non-cash items.

•	The major contributors to the net change in operating assets and liabilities in the first nine months of fiscal year 2016 were as follows:

◦	Accounts receivable increased $94.6 million primarily due to higher revenues and timing of collections in Oncology Systems and an increase in unbilled receivables in VPT.

◦	Inventory increased $72.1 million mainly due to increases in inventories in VPT, Imaging Components and Oncology Systems in anticipation of future demand.

◦	Prepaid and other current assets increased $35.4 million primarily due to an increase in prepaid income taxes.

◦
Accrued liabilities and other long-term liabilities increased $18.8 million due to an increase in accruals for litigation and costs relating to separation of our Imaging Components business, and an increase in product warranty accruals in Oncology Systems and VPT.

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

•
In the first nine months of fiscal year 2016, cash used for investing activities was $60.4 million, compared to cash used of $73.2 million in the first nine months of fiscal year 2015. The reduction in cash used in the first nine months of fiscal year 2016, compared to the year-ago period, was primarily driven by a $10.3 million decrease in cash used for the acquisition of a business, $8.6 million received from the sale of available-for-sale securities, and $8.3 million in proceeds from the sale of a notes receivable, partially offset by a $5.3 million increase in notes receivable.

•
In the first nine months of fiscal year 2016, cash used in financing activities was $148.9 million compared to $153.4 million used in the first nine months of fiscal year 2015. The reduction in cash used in the first nine months of fiscal year 2016, compared to the year-ago period, was primarily due to an increase of $144.5 million in net borrowings under our credit facility agreements, mostly offset by an increase of $80.6 million in cash used for the repurchase of VMS common stock and a decrease of $49.9 million in proceeds from employee stock option exercises and employee stock purchases.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2% of revenues in fiscal year 2016.
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

The following table summarizes our short-term and long-term debt:

	July 1, 2016		October 2, 2015
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$50.0	1.59%	$50.0	1.32%
2013 Revolving Credit Facility	330.0	1.83%	90.0	1.57%
Sumitomo Credit Facility	21.4	0.53%	18.4	0.63%
Total short-term debt	$401.4		$158.4

Long-term debt:
2013 Term Loan Facility	$300.0	1.59%	$337.5	1.32%
Total long-term debt	$300.0		$337.5
See Note 7, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for further information regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

(Dollars in millions)	Third Quarter of Fiscal Year 2016
Amount outstanding (at end of period)	$351.4
Weighted average interest rate (at end of period)	1.75%
Average amount outstanding (during period)	$296.7
Weighted average interest rate (during period)	1.73%
Maximum month-end amount outstanding during period	$351.4
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures, the anticipated cash contribution to Varex, and other cash requirements for at least the next 12 months and into the foreseeable future. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock, fund loan commitments and other strategic investments.
Total debt as a percentage of total capital increased to 29.3% at July 1, 2016 from 22.3% at October 2, 2015 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 1.57 to 1 at July 1, 2016 from 1.74 to 1 at October 2, 2015.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) increased to 101 days at July 1, 2016 compared to 83 days at July 3, 2015, primarily due to the timing of collections from Oncology Systems and VPT. Excluding VPT, DSO was 92 days at July 1, 2016 compared to 80 days at July 3, 2015. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of continued economic instability. As of July 1, 2016, approximately 5% of our net accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Share Repurchase Program
We repurchased a total of 4.7 million shares of VMS common stock for an aggregate total of $374.2 million during the first nine months of fiscal year 2016 under our repurchase programs. In November 2015, the VMS Board of Directors authorized the repurchase of 8.0 million shares of VMS common stock through December 31, 2016. As of July 1, 2016, 4.8 million shares of VMS common stock remained available for repurchase under our current repurchase program.

Subsequent to July 1, 2016, we paid $45.4 million, as part of an ASR agreement with J.P. Morgan Chase Bank, N.A., and received approximately 0.5 million shares of VMS common stock.
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
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of July 1, 2016, our liability for uncertain tax positions was $44.3 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.

As of July 1, 2016, our outstanding commitment under the loan to Maryland Proton Therapy Center ("MPTC") was $22.8 million, to be paid in two installments of $11.4 million, one in fiscal year 2016, and one in fiscal year 2017. As of July 1, 2016, our outstanding commitment under the CPTC loans was $1.9 million, which is expected to be drawn over the next 12 months. See Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements for further information.
As of July 1, 2016, we accrued $8.4 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined. See Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for further information.
As of July 1, 2016, we had an estimated fixed cost commitment of $9.0 million related to dpiX’s amended agreement through December 31, 2016. The fixed cost commitment for future years will be determined and approved by the dpiX board of directors at the beginning of each calendar year. See Note 6, "Related Party Transactions" of the Notes to the Condensed Consolidated Financial Statements for further information.
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

Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of July 1, 2016, we have not incurred any significant costs since the spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Accounting Pronouncements Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax liabilities and assets be classified as noncurrent in the Condensed Consolidated Balance Sheets. The amendment is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We have adopted this amendment in the fiscal quarter ended July 1, 2016, on a retrospective basis. To conform to the current year presentation, we decreased current deferred tax assets by $132.1 million and current deferred tax liabilities, which was included in accrued liabilities, and increased long-term deferred tax assets by $110.0 million and decreased long-term deferred tax liabilities, which is included in other long-term liabilities, by $15.8 million, on our Condensed Consolidated Balance Sheet as of October 2, 2015. The adoption of this amendment had no impact to our Condensed Consolidated Statements of Earnings or Statements of Cash Flows.
Recent Accounting Pronouncements or Updates Not Yet Effective
In June 2016, the FASB issued an amendment to its accounting guidance related to impairment of financial instruments. The amendment adds a new impairment model that is based on expected losses rather than incurred losses. The amendment will be effective for us beginning in its first quarter of fiscal year 2021 with early adoption permitted beginning in the first quarter of fiscal year 2020. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In March 2016, the FASB issued an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for us beginning in the first quarter of fiscal year 2018 with early adoption permitted. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
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
In May 2014, the FASB issued its new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for us beginning in the first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. We are evaluating the impact of adopting this new standard to our consolidated financial statements.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement, the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; our proportionate share of this commitment is $4.4 million. There were no other significant changes to the loan agreements. As of July 1, 2016, our outstanding commitment under the CPTC loans was $1.9 million and is expected to be drawn down over the next 12 months.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of July 1, 2016 were $402.0 million and $96.4 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of July 1, 2016. The principal amount of cash and cash equivalents at July 1, 2016 totaled $835.9 million with a weighted average interest rate of 0.22%. At July 1, 2016, our available-for-sale investments included loans of $92.4 million (including accrued interest) to

CPTC, which bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are carried at fair value.
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
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our term loan facility and revolving credit facility. As of July 1, 2016, borrowings under the 2013 Term Loan Facility totaled $350.0 million with a weighted average interest rate of 1.59% and borrowings under the 2013 Revolving Credit Facility totaled $330.0 million with a weighted average interest rate of 1.83%. If our total borrowings under the 2013 Credit Facility remained at the level as of July 1, 2016 for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by $6.8 million . See Note 7, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of July 1, 2016, the outstanding balance under the Sumitomo Credit Facility was $21.4 million, with a weighted average interest rate of 0.53%.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The fair value of our loans to CPTC was $92.4 million at July 1, 2016, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase these loans from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
The estimated fair value of our term loan payable in fiscal year 2018, at July 1, 2016, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, depends on our ability to:

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

We conduct business globally. Our international revenues accounted for approximately 58% and 52% of revenues from continuing operations during the third quarter of fiscal years 2016 and 2015, respectively, and 54%, 57% and 56% of our total revenues during fiscal years 2015, 2014 and 2013, respectively. Correspondingly, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. Our future results could be adversely effected by a variety of factors, including:

•
currency fluctuations, such as the strengthening of the U.S. Dollar since the end of our fiscal year 2014, which has adversely affected our financial results and caused some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;

•	the lower sales prices and gross margins usually associated with sales of our products in the international region, emerging markets in particular;

•	the longer payment cycles associated with many foreign customers;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the United Kingdom’s June 2016 vote to leave the European Union (“Brexit”);

•	the imposition by governments of additional taxes, tariffs, global economic sanctions programs (such as the Russia-Ukraine sanctions) or other restrictions on foreign trade;

•	the longer periods from placement of orders to revenue recognition in the international region;

•	any inability to obtain required export or import licenses or approvals;

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
As of July 1, 2016, approximately 94% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, a portion of this amount could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
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
THE PROPOSED SEPARATION OF OUR IMAGING COMPONENTS BUSINESS INTO AN INDEPENDENT, PUBLICLY-TRADED COMPANY MAY NOT BE COMPLETED ON THE CURRENTLY CONTEMPLATED TIMELINE OR TERMS, OR AT ALL, MAY BE MORE EXPENSIVE THAN ANTICIPATED AND MAY NOT ACHIEVE THE INTENDED BENEFITS.
In May 2016, we announced our intention to separate our Imaging Components business into an independent, publicly-traded company, named Varex Imaging Corporation ("Varex"). The separation, which we expect to complete by the end of the 2016 calendar year, is subject to final board approval of the terms of the separation, receipt of one or more opinions with respect to certain U.S. federal income tax matters relating to the separation, the SEC declaring the effectiveness of the registration statement, market and certain other conditions, and there can be no assurance as to whether or when the separation will occur. Unforeseen developments, including possible delays in obtaining various tax and regulatory approvals or clearances, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. We expect the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the separation is not completed. Executing the proposed separation and performing Varian’s obligations under a transition services agreement to be entered into with Varex for a period of time after the separation will also require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations.

Separating the businesses may also result in dis-synergies post-separation that could negatively impact the balance sheet, income statement and cash flows of each business. Upon completion of the separation, Varex will be the sole source of supply of tubes and panels used in certain of our products, such as our On-Board Imager. Any disruption to or reduction in the supply of these components could result in delays to our product deliveries, which could adversely affect our business and financial results and could damage our customer relationships. Moreover, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation. As independent, publicly-traded companies, Varian and Varex would be smaller, less diversified companies with narrower business focuses and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective businesses, financial condition and results of operations. There can be no assurance that the combined value of the common stock of the two publicly-traded companies would be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.
We intend to obtain an opinion of outside counsel to the effect that the separation will qualify as a transaction that is generally tax-free to both Varian and its stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code of 1986, as amended. An opinion of outside counsel represents their legal judgment but is not binding on the Internal Revenue Service (the “IRS”) or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge.
OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY CONTINUING WORLDWIDE ECONOMIC INSTABILITY
The global economy has been impacted by a number of economic and political factors, including recently the Russia-Ukraine sanctions. In many markets, these conditions have reduced capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and to sometimes freeze, delay or dramatically reduce, purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect our results from period to period, making it difficult for investors to compare our financial results from period to period. In addition, the announcement of Brexit and the withdrawal of the United Kingdom from the European Union may also create global economic uncertainty, which may cause our customers to reduce their spending, which in turn, could adversely affect our business, financial condition, operating results and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.
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

OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, or our revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we sell in foreign markets. For example, since the fourth quarter of fiscal year 2014, the U.S. Dollar has strengthened significantly against the Euro and certain foreign currencies, which adversely impacted our financial results in fiscal year 2015 and in the first half of fiscal year 2016. In addition, Brexit caused significant volatility in currency exchange rates that resulted in the strengthening of the U.S. Dollar against foreign currencies in which we conduct business. A strong U.S. Dollar relative to other currencies may adversely affect our operating results.
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
We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide us with competitive advantages. We also cannot be sure that patents will be issued from any of our pending or future patent applications. Asserting our patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. For example, during September and October 2015, we filed several complaints in the U.S. and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam gantries, volumetric modulated arc therapy, and combined magnetic resonance imaging - linear accelerator systems. An unfavorable outcome in this or in any other such litigation or proceeding could harm us. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.
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
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of July 1, 2016, the goodwill of VPT was $49.4 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of July 1, 2016, customer contracts with remaining terms of more than one year amounted to approximately five percent of our net accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding.
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
Future changes in environmental laws could also increase our costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs of products at the end of the product’s useful life, increasing our costs. The EU has also adopted directives that may lead to restrictions on the use of certain hazardous substances or other regulated substances in some of our products sold there. These directives, along with another that requires material disclosure information to be provided upon request, could increase our operating costs in order to maintain access to certain markets. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 2, 2016 - April 29, 2016	500,000	$83.37	500,000	6,275,151
April 30, 2016 - May 27, 2016	500,000	$82.87	500,000	5,775,151
May 28, 2016 - July 1, 2016	500,000	$84.78	500,000	5,275,151
Total	1,500,000	$83.68	1,500,000	4,775,151

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

The preceding table excludes 1,471 shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under the Company’s employee stock plans.
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	August 9, 2016	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*
Assignment and Assumption Agreement, dated June 27, 2016, between Varian Medical Systems International AG, Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., as administrative agent under the Loan and Security Agreement (Building Loan), dated as of July 15, 2015, among MM Proton I, LLC, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

10.2*
Assignment and Assumption Agreement, dated June 27, 2016, between Varian Medical Systems International AG, Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., as administrative agent under the Loan and Security Agreement (Project Loan), dated July 15, 2015, among MM Proton I, LLC, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

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