Form 10-K/A
period 2015-10-02
VARIAN MEDICAL SYSTEMS INC
filed 2016-08-18
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders—Part III of this Form 10 K

EXPLANATORY NOTE
This Amendment No. 1 to Varian Medical Systems, Inc.’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended October 2, 2015 is being filed solely to update Exhibits 10.43. 10.44, 10.45 and 10.46 in response to comments received from the staff of the Securities and Exchange Commission to a previously filed request for confidential treatment. No other changes have been made to the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 18, 2016

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

10.43**++
Loan and Security Agreement (Building Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant.

10.44**++
First Amendment to Loan and Security Agreement (Building Loan) dated as of August 5, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant.

10.45**++
Loan and Security Agreement (Project Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, a Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein. “Lenders” includes the Registrant.

10.46**++
Amendment No. One to Loan and Security Agreement (Project Loan) dated as of July 31, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein. “Lenders” includes the Registrant.

21*	List of Subsidiaries as of November 1, 2015.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Previously filed

**	Filed herewith

++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.