Form 10-K
period 2016-09-30
VARIAN MEDICAL SYSTEMS INC
filed 2016-11-23
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
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

(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 1, 2016, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on April 1, 2016) was $7,731,668,012. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owned 10% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At November 11, 2016, the number of shares of the Registrant’s common stock outstanding was 93,410,047.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders—Part III of this Form 10 K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our,” “Varian” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under Item 1A, “Risk Factors,” and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, proton therapy and advanced X-ray tube and flat panel products; growth drivers; future orders, revenues, backlog, earnings or other financial results; timing of the proposed spin-off of our Imaging Components business; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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
On May 23, 2016, we announced our intention to separate our Imaging Components business from the remainder of our business through a pro rata distribution of the common stock of a new company named Varex Imaging Corporation (“Varex”). The separation is subject to numerous conditions, including final approval by our Board of Directors. Please see the information in Item 1A, “Risk Factors,” which describes some of the risks and uncertainties associated with the proposed separation. For a further discussion of the planned separation, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy, and advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy (“SBRT”) and brachytherapy. Our software solutions also include informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
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
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics, and industrial applications. We provide a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators and automatic exposure control devices. We sell our X-ray imaging components to imaging system original equipment manufacturer (“OEM”) customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems, to independent service companies and directly to end-users for replacement purposes. Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron® X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We generally sell security and inspection products to OEM customers who incorporate our products into their inspection systems.
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
GTC, our scientific research facility, develops technologies for our current businesses or which may lead to new business areas, including technology to improve radiation therapy and X-ray imaging, as well as other technology for a variety of applications such as chemical or biological agents that work synergistically with radiation to improve treatment outcomes. Subsequent to fiscal year 2016, GTC was absorbed primarily into our Oncology Systems and Imaging Components businesses and is no longer a separate business.
The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.
Our business is subject to various risks and uncertainties. You should carefully consider the factors described in Item 1A,“Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.
Radiation Therapy and the Cancer Care Market
Radiotherapy is the use of certain types of focused energy to kill cancer cells and shrink tumors. Radiotherapy is commonly used either alone or in combination with surgery, chemotherapy or targeted drugs. One important advantage is that radiation has its greatest effect on replicating cells. When radiation interacts with a cell the therapeutic effect is primarily mediated by damaging cellular genetic material (chromosomes), which interrupts cell replication and results in eventual cellular death. Since the need for replication is particularly critical to the survival of a cancer and since normal tissues are better able to repair such damage, radiation tends to disproportionately kill cancer cells. The clinical goal in radiation oncology is to deliver the highest possible radiation dose directly to the tumor to kill the cancerous cells while minimizing radiation exposure to healthy tissue surrounding the tumor to limit or avoid complications, side effects and secondary effects caused by the treatment. This goal has been the driving force in the clinical care advancements in radiation oncology over the past two decades, from conventional radiotherapy to advanced forms of treatment such as IMRT, IGRT, VMAT, SRS, SBRT and proton therapy, and it has certainly been one of the driving forces in our own product development plans.
The process for delivering radiotherapy typically consists of examining the patient, planning the treatment, simulating and verifying the treatment plan, providing quality assurance for the equipment and software, delivering the treatment, verifying that the treatment was delivered correctly and recording the history and results of the treatment. The team responsible for delivering the radiotherapy treatment generally is comprised of a physician specializing in radiation oncology, a medical physicist or dosimetrist for planning patient treatments, a medical physicist for conducting appropriate quality assurance procedures and a radiation therapist for positioning the patients for treatment and operating the machines.
The most common form of radiotherapy involves delivering X-ray beams from outside of the patient’s body, a process sometimes referred to as external beam radiotherapy. A device called a medical linear accelerator generates the high-energy X-ray beams and delivers the radiation to the patient lying on a treatment couch. The radiation source rotates around a patient delivering the radiation beam that is shaped to the tumor from different angles. This concentrates radiation at the tumor while at the same time minimizing the dose delivered to the surrounding healthy tissue. Conventional radiotherapy typically involves multiple, or fractionated, treatments of a tumor in up to 50 treatment sessions. The linear accelerator may also deliver electron beams for the treatment of diseases closer to the body surface.
IMRT is an advanced form of external beam radiotherapy in which the shape and intensity of the radiation beams are varied optimally (modulated) across the target region. IMRT allows the radiation dose to be more precisely conformed to the volume of the tumor, allowing physicians to deliver higher doses of radiation to the tumor than conventional radiation treatments, while limiting radiation dose to nearby healthy tissue. In this way, clinicians can design and administer an individualized treatment plan for each patient, targeting the tumor within millimeters. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer, and every year additional treatment centers, from university hospitals to local community clinics, adopt IMRT for their treatments. We are a leading global provider of products that enable IMRT for the treatment of cancer.
VMAT is a significant further advancement in IMRT that allows physicians to control three parameters simultaneously: (i) the rate at which the linear accelerator gantry rotates around the patient, (ii) the beam-shaping aperture and (iii) the rate at which the radiation dose is delivered to the patient. This creates a finely-shaped IMRT dose distribution that more closely matches the size and shape of the tumor, with faster treatment times. Our RapidArc® radiotherapy products plan and deliver VMAT treatments.
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
IGRT is another advanced form of external beam radiotherapy complementing IMRT to enhance treatments. While IMRT helps physicians more precisely conform the beam to the tumor, IGRT allows physicians to see how a tumor moves or shrinks during a course of treatment, thereby improving treatment accuracy. This allows clinicians to tighten the margin of certainty around the tumor and spare more of the surrounding healthy tissue, potentially improving outcomes. We believe IGRT has become an accepted standard for treatment in the radiation oncology community.
SRS and SBRT, often collectively referred to as radiosurgery, are advanced ablative radiation treatment procedures performed in a small number of treatment sessions with high doses of radiation. Radiosurgery typically incorporates image-guidance to focus many small beams of radiation from many orientations precisely on the target and to minimize dose to surrounding normal tissues. Radiation oncologists, surgeons and other oncology specialists increasingly recognize radiosurgery as a useful tool to treat cancerous and non-cancerous lesions anywhere in the body.
An alternative to external beam radiotherapy, brachytherapy involves the insertion of radioactive seeds, wires or ribbons directly into a tumor or body cavity near the tumor. These techniques tend to irradiate much less of the surrounding healthy tissue so that physicians can prescribe a higher total dose of radiation, typically over a shorter period of time. Brachytherapy is often used for cancers of the head and neck, breast, uterus, cervix, soft tissue and prostate.
Proton therapy is another form of external beam radiotherapy that uses proton particles in the form of a beam generated with a cyclotron rather than X-ray beams from a linear accelerator. A proton beam’s signature energy distribution curve, also known as the “Bragg peak,” allows for greater precision in targeting tumor cells with an even lower dose to nearby healthy tissue than may be delivered with X-ray beams from a linear accelerator. This makes proton therapy a preferred option for treating certain cancers, particularly cancers in children and tumors near critical structures such as the optic nerve. Pencil-beam scanning capability, which is an advanced way of delivering the proton beam, allows for greater sparing of healthy tissue compared to fan-beam scanning of the proton beam and external beam radiotherapy treatments. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to its high capital cost and the market is still developing. We believe we can apply our experience in traditional radiotherapy to proton therapy, reducing the cost of treatment per patient for existing clinical applications and expanding the use of proton therapy into a broader array of cancer types. We believe that proton therapy will over time become a more widely accepted method of treatment.
The radiation oncology market is growing globally due to a number of factors. Worldwide, the number of new cancer cases diagnosed annually is projected to increase from approximately 14 million in 2012 to almost 25 million by 2030, according to the September 2015 Lancet Oncology report compiled by the Global Task Force on Radiotherapy for Cancer Control. In addition, technological advancements have helped to improve the precision and applicability of radiotherapy and radiosurgery, potentially expanding the use of radiotherapy and radiosurgery equipment to treat a broader range of cases. Technological advances in hardware and software are also creating a market for replacing an aging installed base of machines that are unable to deliver new, higher standards of care.
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
The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems; improving efficiency, precision, cost-effectiveness and ease of delivery of these treatments; and providing greater access to advanced treatments. A core element of our business strategy is to provide our customers with highly versatile, proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision, shorter treatment times and greater cost effectiveness and that improve the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using very precisely shaped beams, targeting the tumor as closely as currently possible and allowing the delivery of higher doses to the tumor while limiting exposure of nearby healthy tissue. Additionally, the precision and versatility of our products and technology make it possible to use radiotherapy to treat metastatic cancers. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables better communication among products. Our products also allow multiple medical specialties - radiation oncology, neurosurgery, radiographic imaging and medical oncology, as well as clinicians in multiple locations - to share equipment, resources and information in a more efficient, cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows physicians to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our equipment.
Medical linear accelerators are the core device for delivering conventional external beam radiotherapy, IMRT, IGRT, VMAT, SRS and SBRT, and we produce versions of these devices to suit various clinical requirements. Our UNIQUE™ medical linear accelerator is a low-energy linear accelerator for the more price sensitive emerging markets, designed to meet the evolving needs of our IMRT and IGRT customers in these markets. The Clinac® iX linear accelerators deliver high-energy X-ray beams and are designed for more streamlined and advanced treatment processes, including IMRT and IGRT. We also produce the Trilogy™ linear accelerator, designed to be a versatile, cost-effective, precise high-energy device with a faster dose delivery rate and more precise isocenter compared to the Clinac iX. At the high end, the TrueBeam and EDGE systems for image-guided radiotherapy and radiosurgery are fully-integrated high-energy systems designed from the ground up to treat a moving target with higher speed and accuracy and complement our accelerator product line portfolio.
Our Millennium™ series of multi-leaf collimators and High Definition 120 (“HD 120”) multi-leaf collimators are used with a linear accelerator to define the size, shape and intensity of the generated beams. PortalVision™, our electronic portal-imager, is used to verify a patient’s position while on the treatment couch, which is critical for accurate treatments and simplifies quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the RPM™ respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during treatment. In addition, we manufacture the Calypso® system (some features not approved for use in all markets), which can continuously track and monitor the position of implanted and surface Beacon® transponders. This technology allows the treatment beam to be precisely aimed to deliver the full, prescribed dose to the tumor, and minimize exposure of surrounding healthy tissues.
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
At the end of fiscal year 2016, we launched the HyperArcTM High-Definition Radiotherapy product, which is designed to simplify, automate and improve the quality of intracranial SRS, making SRS accessible to more clinics and patients around the world. HyperArc is pending 510(k) clearance for sale in the United States. We expect that HyperArc will significantly improve the efficiency of sophisticated SRS procedures. HyperArc will be available only on the TrueBeam and Edge platforms.
Our software products enhance and enable the delivery of advanced radiotherapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of data and storing of patient information, as well as help improve physician engagement and clinical knowledge-sharing, patient care management and management of cancer clinics, radiotherapy centers and oncology practices for better performance. Prior to any treatment, physicians must prescribe, or plan, the course of radiation delivery for the patient. We offer a range of treatment planning products that assist physicians in designing this plan. Our Eclipse™ treatment planning system provides physicians with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. Clinics may use plan models included with Eclipse or can create models based on their own treatment methods and protocols. Our RapidPlan™ Knowledge-based Planning tool creates a new category for treatment planning systems in which statistical models can be used to predict the achievable quality of an IMRT treatment from a patient’s anatomy. RapidPlan is designed to streamline the planning process by using shared clinical knowledge embedded in its statistical plan models. Our Insightive™ analytics solution aggregates clinical and operational data and allows for improved decision making and practice management.  Insightive enables oncology administrators and clinicians to use real-time information to discover patterns and trends through interactive dashboards and visualizations. During fiscal year 2016, we also created an interactive online group on the OncoPeer™ platform for clinicians to share knowledge-based RapidPlan cancer treatment models that can improve the efficiency and quality of treatment models and cancer care across multiple institutions. The OncoPeer cloud community is a platform where oncologists, clinicians and other oncology professionals can publish knowledge, share data, exchange treatment techniques and discuss best practices within a professional oncology network.
Our treatment planning products include Varian Treatment™, which connects ARIA® Oncology Information Management System (“ARIA”) to third party linear accelerators and expands our software support of third party manufacturers. We continue to enhance our treatment planning products and work to integrate multi-criteria optimization radiotherapy treatment planning algorithms licensed from the Fraunhofer Institute which enable clinicians to quickly navigate solution space to find the ideal treatment plan for each patient. We aim to incorporate this technology along with other treatment planning software tools to enhance both treatment planning efficiency and quality.
Our ARIA information system is a comprehensive real-time information management system and database that records and verifies radiotherapy treatments carried out on the linear accelerator, records and stores patient data relating to chemotherapy treatment which may be prescribed by a physician in addition to radiotherapy, performs patient charting and manages patient information and patient image data. This gives clinics and hospitals the ability to manage treatment and patient information across radiation oncology and medical oncology procedures. Also, because ARIA is an electronic medical record, it can enable users to operate filmless and paperless oncology departments and cancer clinics. ARIA is ARRA-HITECH Stage II certified and supports the ICD-10 billing codes. Our FullScale™ oncology-specific information technology solutions take advantage of virtualization or cloud technologies to deploy our ARIA oncology information and Eclipse treatment planning systems in a way that enables treatment centers to take advantage of economies of scale. We have from time to time entered into agreements with a variety of companies to increase the capabilities of our ARIA Information Systems software. Most notable among these were agreements with Infor, pursuant to which it will provide a health data exchange solution to replace our proprietary Information Exchange Manager; and Tableau Software, pursuant to which it will provide an advanced data exploration and visualization platform.
Our Velocity™ software provides solutions at the clinical process level to aggregate unstructured treatment and imaging data from diverse systems. It allows for a more comprehensive view of a patient’s diagnostic imaging and treatment history and helps clinicians make more informed treatment decisions.
Qumulate™ is our cloud-based software technology that collects and analyzes machine performance data in a radiation therapy department and allows users to compare their machine performance data and trends against a community of users’ data.
During fiscal year 2016, we introduced 360 Oncology™, a first-of-its-kind software tool that enables tumor boards to more effectively coordinate patient care among the numerous specialists involved in cancer treatment. With Varian 360 Oncology care management, a clinic’s data, records and patient information are connected through a single platform, enabling the entire cancer-fighting team to coordinate care.
Our treatment simulators enable physicians to simulate radiation therapy treatments prior to delivery. We manufacture and sell Acuity™, a simulator that uses advanced amorphous silicon imaging technology and which has been designed to enhance IMRT treatments by integrating simulation more closely with treatment planning and by helping physicians better address tumor motion caused by breathing.
In addition to offering our own suite of equipment and software products for planning and delivering radiotherapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. In October 2016, we established a three-year strategic agreement with McKesson to supply its US Oncology Network and Vantage Oncology affiliated sites of care with treatment delivery systems and planning, service and radiotherapy information system solutions. Under the agreement we will collaborate with McKesson to establish interoperability between our Aria product and McKesson IT solutions which we anticipate will facilitate access to McKesson's networks for future conversion to Aria, Eclipse and Velocity at sites that do not currently utilize these solutions. We have a strategic global partnership with Siemens AG (“Siemens”) through which, among other things, we represent Siemens diagnostic imaging products to radiation oncology clinics in most global markets, and Siemens, in turn, represents our equipment and software products for radiotherapy and radiosurgery to its healthcare customers in agreed upon countries. Furthermore, we and Siemens have developed interfaces to enable ARIA and Eclipse to connect with Siemens linear accelerators and imaging systems, and are exploring opportunities to co-develop new imaging and treatment solutions. We hold a minority equity interest in Augmenix, Inc. (“Augmenix”), a company that is developing hydrogel products to decrease irradiation of radiation sensitive tissue such as the rectum.

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
Revenues from our Oncology Systems business segment represented 76%, 76% and 77% of total revenues for fiscal years 2016, 2015 and 2014, respectively. Our Oncology Systems business segment revenues include both product and service revenues. Product revenues in Oncology Systems accounted for 44%, 44% and 46% of total revenues for fiscal years 2016, 2015 and 2014, respectively. Service revenues in Oncology Systems accounted for 32%, 32% and 31% of total revenues for fiscal years 2016, 2015 and 2014, respectively. See further discussion in “Customer Services and Support.” For a discussion of Oncology Systems business segment financial information, see Note 17, "Segment Information" of the Notes to the Consolidated Financial Statements.
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
We are currently in the process of introducing multiple new products which we believe will help promote the growth of our Imaging Components business. Through our acquisitions completed in fiscal year 2015, we broadened our portfolio of components by adding high voltage connectors, automatic exposure control devices and image processing software for computer-aided diagnosis. Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) in the United States and similar state proposals, or otherwise, could however affect demand for our products in our Imaging Components business.
Our Imaging Components business also designs, manufactures, sells and services Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Linatron Mi6 is a dual energy accelerator that can perform non-intrusive inspection of cargo containers and aid in automatically detecting and alerting operators when high-density nuclear materials associated with dirty bombs or weapons of mass destruction are present during cargo screening. The Linatron K-15 is a high-energy accelerator for inspection of very large, dense objects, including, for example, manufactured segments used in the Ariane rocket program in Europe and National Aeronautics and Space Administration rocket programs in the U.S.
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
Revenues from our Imaging Components business segment represented 19%, 20% and 22% of total revenues for fiscal years 2016, 2015 and 2014, respectively. For a discussion of the Imaging Components business segment financial information, see Note 17, "Segment Information" of the Notes to the Consolidated Financial Statements.
Other
Our VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam therapy using proton beams, for the treatment of cancer. Our ProBeam® system is capable of delivering precise intensity modulated proton therapy (“IMPT”) using pencil beam scanning technology. During fiscal year 2016, we booked our first ProBeam Compact order. ProBeam Compact is our lower cost, single room proton therapy product launched in fiscal year 2014. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the optic nerve and cancers in children. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Proton therapy facilities are large-scale construction projects that are time consuming, involve significant customer investment and often complex project financing.
Our VPT technology and systems are in operation at the Paul Scherrer Institute in Villigen, Switzerland, the Rinecker Proton Therapy Center in Munich, Germany, the Scripps Proton Therapy Center in San Diego, California, the Maryland Proton Therapy Center ("MPTC") in Baltimore, Maryland and the Proton Therapy Center at Cincinnati Children's Hospital in Liberty Township, Ohio.
During fiscal years 2016, 2015 and 2014, we recorded two, six, and three VPT proton therapy product orders, respectively.
For certain proton therapy project orders, we may elect to provide a portion of the financing for the project, such as:
In July 2015, we, through one of our subsidiaries, committed to loan up to $91.5 million to MM Proton I, LLC in connection with a purchase agreement to supply a proton system to equip the New York Proton Center, including commitments to extend senior first lien loans and subordinated third lien loans. In June 2016, we assigned to Deutsche Bank AG ("Deutsche Bank") our entire $73.0 million senior first lien loan commitment. As of September 30, 2016, we have loaned $18.5 million under the subordinated third lien loan.
In May 2015, we, through one of our subsidiaries, committed to loan up to $35.0 million to MPTC. As of September 30, 2016 we had loaned an aggregate of $23.6 million to MPTC and in October 2016 loaned the remaining $11.4 million of our commitment. During fiscal year 2016, we converted $17.1 million in deferred payment arrangements, previously recorded as long-term unbilled accounts receivable, with MPTC to a long-term note receivable due September 30, 2018.
As of September 30, 2016, our outstanding loans to California Proton Treatment Center, LLC ("CPTC") to fund the development, construction and initial operations of the Scripps Proton Therapy Center were $95.3 million.
See Note 16, "VPT Loans" of the Notes to the Consolidated Financial Statements for further discussion on our VPT loans.
GTC, our scientific research facility, invests in developing technologies that enhance our current businesses or which may lead to new business areas, including next generation digital X-ray imaging technology, volumetric and functional imaging, and improved X-ray sources and technology for security and cargo screening applications. In addition, GTC develops technologies and products that are designed to improve disease management by more precise targeting of radiation, as well as by employing targeted energy and molecular agents to enhance the effectiveness and broaden the application of radiation therapy. GTC is engaged in searching for chemical or biological agents that work synergistically with radiation to improve treatment outcomes.
Revenues from our “Other” category represented 5%, 4% and 1% of total revenues in fiscal year 2016, 2015 and 2014, respectively. For a discussion of segment financial information, see Note 17, "Segment Information" of the Notes to the Consolidated Financial Statements.

Marketing and Sales
We employ a combination of direct sales forces and independent distributors or resellers for the marketing and sales of our products worldwide. The recent environment has been characterized by fluctuations in gross orders and revenues in and among our geographic regions, with a greater percentage coming from emerging markets within our international region, as well as ongoing concerns about the global economy. As a U.S.-based company, the competitiveness of our product pricing is influenced by the fluctuation of the U.S. Dollar against other currencies. A stronger U.S. Dollar against foreign currencies would make our product pricing more expensive and less competitive compared to products sold in non-U.S. Dollar currencies. A stronger U.S. Dollar against foreign currencies would also lower our international revenues and gross orders when measured in U.S. Dollars. These conditions affected our business and demand for our products in fiscal year 2015 and the first half of fiscal year 2016. In fiscal years 2016, 2015 and 2014, we did not have a single customer that represented 10% or more of our total revenues.
Oncology Systems
For our Oncology Systems business segment, we sell direct in the United States and Canada and use a combination of direct sales and independent distributors in international regions. In September 2016, we acquired the radiotherapy business of Candela sp. z o.o. ("Candela"), the distributor of our radiotherapy equipment in Poland. This acquisition allows us to serve customers more effectively and improve access to advanced care for cancer patients in Poland.
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
During the last economic downturn, we saw customers’ decision-making process further complicated and lengthened, especially in the United States, which caused hospitals, clinics and research institutions to more closely scrutinize and prioritize their capital spending in light of tightened capital budgets, tougher credit requirements, the general constriction in credit availability, and consolidation of providers. In addition, the last economic downturn caused customers to delay requested delivery dates. Because our product revenues are influenced by the timing of product shipments, which are tied to customer-requested delivery dates, these delivery delays increased the average order to revenue conversion cycle in the United States. Historically, this conversion cycle has been longer when new products are introduced or when we sell more products internationally. The lengthening of our order to revenue conversion cycle could reduce our revenues and margins. In addition, the same factors impacting the order to revenue conversion cycle may extend the receivables collection cycle and potentially increase bad debts.
Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets, which typically purchase lower-priced products, and which generally have lower gross margin percentages, compared to developed markets. We have also seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products. Additionally, we have been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Medicare Access & CHIP Reauthorization Act of 2015 ("MACRA") or the Patient Protection and Affordable Care Act (the “Affordable Care Act”) or its potential repeal, or changes in administration and policy resulting from the recent U.S. presidential election, will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding MACRA and the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will continue in future fiscal years. We also believe that the Affordable Care Act, the rise of Accountable Care Organizations and increased bundled payment arrangements are all causing healthcare providers to re-evaluate their business models, and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, all of which are contributing to increased uncertainty in the radiation oncology market as well as variability in our gross orders and revenues.
Total revenues for our Oncology Systems business segment were approximately $2.5 billion, $2.3 billion, and $2.3 billion for fiscal years 2016, 2015 and 2014, respectively. We divide our market segments for Oncology Systems revenues by region into The Americas, EMEA, and APAC, and these regions constituted 50%, 30%, and 20%, respectively, of Oncology Systems revenues during fiscal year 2016; 52%, 30%, and 18%, respectively, of Oncology Systems revenues during fiscal year 2015; and 50%, 30%, and 20%, respectively, of Oncology Systems revenues during fiscal year 2014.
Imaging Components
Our Imaging Components business segment employs a combination of direct sales and independent distributors for sales in all of its regions and sells a high proportion of our X-ray imaging components products and security and inspection products to a limited number of OEM customers. The long-term fundamental growth driver of this business segment is the on-going success of our key OEM customers, and we expect that revenues from relatively few customers will continue to account for a high percentage of Imaging Components revenues in the foreseeable future. Our ten largest OEM customers represented 54%, 62% and 63% of our total Imaging Components segment revenues during fiscal years 2016, 2015 and 2014, respectively. A significant portion of our Imaging Components customers are outside of the United States and products in this business are generally priced in U.S. Dollars. As a result, the demand for Imaging Components products has been negatively impacted by the strengthening of the U.S. Dollar, which began in the fourth of quarter of fiscal year 2014, and this has caused our products to be priced higher compared to products sold in non-U.S. Dollar currencies. In addition, some customers have asked for additional discounts, delayed purchasing decisions, or moved to in-sourcing supply of such components or migrated to lower cost alternatives.
We also sell our security and inspection products to regional integrators outside the United States as well as commercial enterprises in the casting, power, aerospace, chemical, petro-chemical and automotive industries for use in non-destructive investigation and testing applications. We believe demand for our security and inspection products is driven primarily by cargo screening, border protection, and non-destructive testing needs domestically and internationally. This business is heavily influenced by domestic and international government policies on border and port security, political change and government budgets. International sales of certain of our Linatron X-ray accelerators are subject to U.S. export licenses that are issued at the discretion of the U.S. government. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or with our OEM customers over a short period of time and then may not place additional orders until complete deployment and installation of previously ordered products. We have seen domestic and international governments postpone purchasing decisions and delay installations of products for security and inspection systems. These postponements and delays have been and may in the future be related to re-evaluating program priorities, evaluating funding options, and collaboration between individual government agencies. Furthermore, tender awards in this business may be subject to challenge by third parties, as we have previously encountered, which can make the conversion of orders to revenues unpredictable for some security and inspection products. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and have considered moving to alternative sources, resulting in a decline in the demand for security and inspection products.
Changes in access to diagnostic radiology or the reimbursement rates associated with diagnostic radiology as a result of the Affordable Care Act or its potential repeal, and similar state proposals, or changes in administration and policies resulting from the recent U.S. presidential election, will likely affect domestic demand for our products in our Imaging Components business.
Total revenues for our Imaging Components business segment were $597.6 million, $611.2 million and $660.2 million for fiscal years 2016, 2015 and 2014, respectively. We divide our market segments for Imaging Components revenues by region into The Americas, EMEA, and APAC, and these regions constituted 34%, 30%, and 36%, respectively, of Imaging Components revenues during fiscal year 2016; 35%, 26%, and 39%, respectively, of Imaging Components revenues during fiscal year 2015 and 35%, 28%, and 37%, respectively, of Imaging Components revenues during fiscal year 2014.
Other
In the VPT business, we primarily use direct sales specialists who collaborate with our Oncology Systems sales group globally on projects. Potential customers are government-sponsored hospitals and research institutions and research universities, which typically purchase products through public tenders, as well as private hospitals, clinics and private developers. While this market is still developing and can be highly variable, there has been significant growth in this market over the last several years and we believe that growth in this business will continue in the major metropolitan areas in the United States and abroad, driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. We are investing substantial resources to grow this business. Proton therapy facilities are large-scale construction projects that are time consuming and involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. We have seen tight credit markets, particularly for large capital projects, constrain the ability of proton therapy projects to obtain financing.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates, and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Orders may be revised or canceled, either according to their terms or as customers’ needs change; consequently, it is difficult to predict with certainty the amount of backlog that will result in revenues. Our backlog at the end of fiscal year 2016 was $3.5 billion, of which we expect to recognize approximately 49% to 54% as revenues in fiscal year 2017. Our backlog at the end of fiscal year 2016 included approximately $272 million in VPT. Our backlog at the end of fiscal year 2015 was $3.5 billion, of which $1.8 billion was recognized as revenues in fiscal year 2016. Our Oncology Systems backlog represented 85% and 82% of the total backlog at the end of fiscal years 2016 and 2015, respectively.
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
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts and net orders in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog from acquisitions and other adjustments. In fiscal years 2016, 2015 and 2014, our backlog adjustments were a reduction of $203.8 million, $214.9 million and $176.3 million, respectively.
Competition
Rapidly evolving technology, intense competition and pricing pressure characterize the markets for radiation therapy equipment and software products. We compete with companies worldwide, some of whom may have greater financial, marketing and other resources than we have. Our competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. Our smaller competitors could be acquired by companies with greater financial strength, which could enable them to compete more aggressively. Some of our suppliers or distributors could also be acquired by competitors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues. Furthermore, we believe that new competitors and new competitive technologies will enter our markets as new technologies are promulgated, such as radiosurgery, VMAT, MR-Linac and proton therapy. We have directed substantial product development efforts into (i) increasing the interconnectivity of our products for more seamless operation within a system, (ii) enhancing the ease of use of our software products and (iii) reducing setup and treatment times and increasing patient throughput. We have also maintained an “open systems” approach that allows customers to “mix and match” our various individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation therapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and VMAT and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems, however, that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to sustain interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer.

Our Oncology Systems customers’ equipment purchase considerations typically include: reliability, servicing, patient throughput, precision, price, payment terms, connectivity, clinical features, the ability to track patient referral patterns, long-term relationship and capabilities of customers’ existing equipment. We believe we compete favorably with our competitors based upon our strategy of providing a complete package solution of products and services in the field of radiation oncology and our continued commitment to global distribution and customer services, value-added manufacturing, technological leadership and new product innovation. To compete successfully, we must provide technically superior, clinically proven products that deliver more precise, cost effective, high quality clinical outcomes, together in a complete package of products and services, and do so ahead of our competitors. Since our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. Further, competitors may delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our gross orders.
We are the leading provider of medical linear accelerators and related accessories. In radiotherapy and radiosurgery markets, we compete primarily with Elekta AB and Accuray Incorporated. Additionally, Elekta AB and ViewRay Incorporated recently announced the introduction of MR-Linac devices that are also expected to compete with us in this market. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a variety of companies, such as Philips Medical Systems, RaySearch Laboratories AB, Brainlab AG and Best Theratronics, Ltd. We also encounter some competition from providers of enterprise hospital information systems. With respect to our brachytherapy solutions, our competitors are Elekta AB, MIM Software Inc. and Eckert & Ziegler BEBIG GmbH. In our Oncology Systems service and maintenance business, we compete with independent service organizations and our customers’ internal service organizations.
In addition, as a radiotherapy and radiosurgery equipment provider, we also face competition from other cancer treatment alternatives, such as traditional surgery, chemotherapy, robotic surgery and drug therapies, among others. To compete successfully, we need to demonstrate and convince our customers and cancer patients of the advantages of radiation therapy over other cancer treatment alternatives. This may involve funding and, in some instances, sponsoring clinical research and studies relating to the efficacy, comparative effectiveness and safety of radiation therapy as compared to such other alternative treatments.
With respect to our medical imaging components within our Imaging Components business segment, we often compete with the in-house manufacturing operations of the major diagnostic imaging systems companies, which are the primary OEM customers for our medical imaging components. As a result, in order to compete successfully we must maintain a competitive advantage in one or more significant areas, which may include lower product cost, better product quality or superior technology and/or performance. We sell a significant volume of our X-ray tubes to OEM customers that have in-house X-ray tube production capability. In addition, we compete against other stand-alone, independent X-ray tube manufacturers such as Comet AG and IAE Industria Applicazioni Elettroniche Spa as well as small start-up manufacturers in China. These companies compete with us for both the OEM business of major diagnostic imaging equipment manufacturers and the independent servicing business for X-ray tubes. The market for flat panel detectors is also very competitive. We incorporate our flat panel detectors into our equipment for IGRT within our Oncology Systems and also sell these flat panel detectors to a number of OEM customers, which incorporate our flat panel detectors into their medical diagnostic, dental, veterinary and industrial imaging systems. Our amorphous silicon based flat panel detector technology competes with other detector technologies such as amorphous selenium, charge-coupled devices and variations of amorphous silicon scintillators. We believe that our product provides a competitive advantage due to lower product cost and better product quality and performance. In the flat panel market, we primarily compete against Perkin-Elmer, Inc., Trixell S.A.S., Vieworks Co., Ltd., Canon, Inc., and Hamamatsu Corporation as well as emerging low cost manufacturers from China such as iRay Technology (Shanghai) Limited, and Jiangsu CareRay Medical Systems Co., Ltd.
With respect to our security and inspection products within our Imaging Components business segment, we compete with other OEM suppliers, primarily outside the United States in the security and inspection market. Currently, our major competitor is Nuctech Company Limited, and we have also seen some competition from Siemens. The market for our security and inspection products used for nondestructive testing in industrial applications is small and highly fragmented, and we compete against Nuctech Company Limited, Siemens and Foton, among other companies, in that segment.
The market for proton therapy products is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, and develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as integrated volumetric imaging. In the proton therapy market, we compete principally with Hitachi Heavy Industries, Ion Beam Applications S.A., Mevion Medical Systems,

Inc. and Sumitomo Heavy Industries, Ltd. There are a number of smaller competitors that are also developing proton therapy products. We are the only established company in the field of radiation therapy to enter the particle therapy market directly.
Customer Services and Support
We warrant most of our Oncology Systems products for parts and labor for 12 months, and we offer a variety of post-warranty equipment service contracts and software support contracts to suit customers’ requirements. Our domestic service centers are in Atlanta, Georgia; Las Vegas, Nevada; and Milpitas, California. Our international service centers are in Australia, Austria, Belgium, Brazil, Canada, China, Denmark, Finland, France, Germany, Hungary, India, Italy, Japan, Malaysia, the Netherlands, Russia, Saudi Arabia, Singapore, South Korea, Spain, Switzerland, Thailand, United Arab Emirates, and the United Kingdom. We also have field service personnel throughout the world for Oncology Systems customer support services. Key Oncology Systems education operations are located in Beijing, China; Cham, Switzerland; Las Vegas, Nevada; Mumbai, India; and Tokyo, Japan. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, project management, site planning, and professional services. We also have a distributed service parts network of regional hubs and forward-stocking locations across all major geographic areas. We generate service revenues by providing our customers with time-and-materials services, replacement part sales, post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of distributors and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.
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
We generally warrant our medical imaging components and security and inspection products for 12 months. We provide technical advice and consultation for medical imaging components to major OEM customers from our offices in Charleston, South Carolina; Downers Grove, Illinois; Liverpool, New York; and Salt Lake City, Utah; and internationally in China, Germany, Japan, Netherlands and the Philippines. Our applications specialists and engineers make recommendations to meet the customer’s technical requirements within the customer’s budgetary constraints. We often develop specifications for a unique product, which will be designed and manufactured to meet a specific customer’s requirements. We also maintain a technical customer support group in Charleston, South Carolina and Liverpool, New York to meet the technical support requirements of independent service companies that use our medical imaging components products. We provide technical support and service for our security and inspection products to major OEM customers from our offices in Las Vegas, Nevada; and Lincolnshire, Illinois and internationally in Belgium, France, Italy, Japan and the United Kingdom.
In the VPT business, we sell our proton therapy equipment generally with a 12-month warranty. Upon transfer of a treatment room to a customer, we generally begin generating service revenues by providing on-site proton therapy system technical operation and maintenance support services, which typically are for relatively long-term periods (i.e., a five-year term or longer). We believe customer service and support are an integral part of our VPT competitive strategy.
Manufacturing and Supplies
We manufacture our medical linear accelerators in Palo Alto, California and in Beijing, China. Our treatment simulator systems and some accelerator subsystems are manufactured in Crawley, United Kingdom and some of our other accessory products in Baden, Switzerland; Helsinki, Finland; Toulouse, France; and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Crawley, United Kingdom; and Haan, Germany and our brachytherapy treatment planning products in Charlottesville, Virginia. We manufacture Calypso components for tumor tracking and motion management products in Seattle, Washington. Our security and inspection linear accelerators are principally manufactured in Las Vegas, Nevada. We manufacture components and sub-systems for our proton therapy products and systems in Troisdorf, Germany. We manufacture our X-ray imaging component products in Charleston, South Carolina; Downers Grove, Illinois; Liverpool, New York; and Salt Lake City, Utah and internationally in Beijing, China; Bremen, Germany; Dinxperlo, Netherlands; Manila, Philippines; Willich, Germany; and Wuxi, China. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. These manufacturing facilities are certified by International Standards Organization (“ISO”) under ISO 9001 (for security and inspection products) or ISO 13485 (for medical devices).

Manufacturing processes at our various facilities include machining, fabrication, subassembly, system assembly and final testing. We have invested in various automated and semi-automated equipment for the fabrication and machining of the parts and assemblies that we incorporate into our products. We may, from time to time, invest further in such equipment. Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through on line inspection. We outsource the manufacturing of many major subassemblies and perform system design, assembly and testing in house. We believe outsourcing enables us to reduce or maintain fixed costs and capital expenditures, while also providing us with the flexibility to increase production capacity. We purchase material and components from various suppliers that are either standard products or customized to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as: the radioactive sources for high dose afterloaders; klystrons for linear accelerators; transistor arrays and cesium iodide coatings for flat panel detectors; specialized integrated circuits, X-ray tube targets, housings, glassframes and various other components in X-ray Products; and radiofrequency components, magnets and gantry hardware for proton therapy systems. We require certain raw materials such as tungsten, lead and copper for Oncology Systems and security and inspection products; copper, lead, tungsten, rhenium, molybdenum zirconium, and various high grades of steel alloy for X-ray tubes; and high-grade steel, high-grade copper and iron for the VPT business. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future.
Research and Development
Developing products, systems and services based on advanced technology is essential to our ability to compete effectively in the marketplace. We maintain a research and development and engineering staff responsible for product design and engineering. Research and development expenses totaled $253.5 million, $245.2 million and $234.8 million in fiscal years 2016, 2015 and 2014, respectively.
Our research and development are conducted both within the relevant product groups of our businesses and through GTC. GTC maintains technical expertise in X-ray technology, accelerator technology, imaging physics and applications, algorithms and software, electronic design, materials science and biosciences to prove feasibility of new product concepts and to improve current products. Recent research topics include new imaging concepts, image based radiotherapy treatment planning and delivery, real-time accommodation of moving targets, functional imaging and combined modality therapy, manufacturing process improvements, improved X-ray tubes and large-area, high resolution digital X-ray sensor arrays for cone-beam CT and other applications. GTC also investigates the potential of combining advances in directed energy and imaging technology with the latest breakthroughs in biotechnology by employing targeted energy to enhance the effectiveness of biological and chemical therapeutic agents, as well as the use of X-ray and high-energy accelerator, detector, and image processing technology for security applications. GTC accepts some sponsored research contracts from external agencies such as the U.S. government or private sources.
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
Within Imaging Components, development is primarily conducted at our Las Vegas, Nevada; Salt Lake City, Utah; Palo Alto, California; Liverpool, New York; Lincolnshire, Illinois and Downers Grove, Illinois facilities domestically and at our Netherlands and Germany facilities internationally and is primarily focused on developing and improving medical imaging component technology. Current X-ray tube development areas include improvements to tube life and tube stability and reduction of tube noise. We are also working on X-ray tube designs which will operate at higher power loadings and at higher CT rotational speed to enhance the performance of next generation CT scanners as well as generators for medical imaging. Research in imaging technology is aimed at developing new panel technologies for low cost radiographic imaging, wireless panel interfaces, better dose utilization in dental imaging, improved image quality for cone beam CT and new image processing tools for advanced applications.
Within VPT, our development efforts focus on integrating patient set-up, motion management and clinical workflow solutions originally developed in Oncology Systems as well as reducing the size of our proton therapy system. We expect that, in order to realize the full potential of the VPT business, we will need to invest substantial resources to continue to develop proton therapy technology.

Product and Other Liabilities
Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come in contact with radiation (for example, when our security and inspection products are being used to scan cargo), the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnosis of medical problems, the possibility for significant injury and/or death exists. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facilities that ultimately deliver radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data, including resulting from unauthorized intrusion into our products. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), or found to be so by a competent regulatory authority, we may be required to correct or recall the product and notify other regulatory authorities. We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omissions liability.
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
The federal government and the Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and free-standing clinics. In the past, we have seen our customers’ decision-making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations.
The provisions of the Affordable Care Act went into effect in 2012. Specifically, one of the components of the law is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems products, which started on January 1, 2013. In December 2015, the President signed into law a spending package that included a two year moratorium on the medical device tax starting January 1, 2016 and ending December 31, 2017. This tax has had, and may continue to have, a negative impact on our gross margin when the moratorium expires. Other elements of this legislation, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and other provisions, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and reduced medical procedure volumes. In addition, it is possible that changes in administration and policy, including the potential repeal of the Affordable Care Act, resulting from the recent U.S. presidential election could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business.
In April of 2015, MACRA was signed into law, which made numerous changes to Medicare, Medicaid, and other healthcare related programs. These changes include new systems for establishing the annual updates to payment rates for physicians’ services in Medicare. MACRA is effective beginning January 1, 2017. Our business may be significantly and negatively affected by MACRA and any changes in reimbursement policies and other legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other government healthcare programs.
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

Anti-Corruption Laws and Regulations
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
Transparency International’s 2015 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 168 countries/territories around the world, and found that nearly sixty-seven percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt and our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International.
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
We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 30, 2016, we owned 519 patents issued in the United States and 257 patents issued throughout the rest of the world and had 484 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty bearing licenses and technology cross licenses.
Environmental Matters
For a discussion of environmental matters, see “Critical Accounting Estimates” in MD&A and Note 9, “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements, which discussions are incorporated herein by reference.
Financial Information about Geographic Areas
We do business globally with manufacturing, engineering, and development in the United States, Europe, China, India and Canada with sales and service operations and customers throughout the world. More than half of our revenues are generated from our international regions. In addition to the potentially adverse impact of foreign regulations, see “Government Regulation—Foreign Regulations,” we also may be affected by other factors related to our international sales such as: lower average selling prices and profit margins; longer time periods from shipment to revenue recognition (which increases revenue recognition deferrals and time in backlog); and longer time periods from shipment to cash collection (which increases days sales outstanding (“DSO”)). To the extent that the geographic distribution of our sales continues to shift more towards international regions, our overall revenues and margins may suffer. We sell our products internationally predominantly in local currencies, but our cost structure is weighted towards the U.S. Dollar. Accordingly, there may be adverse consequences from fluctuations in U.S. Dollar and foreign currency exchange rates, which may affect both the affordability and competitiveness of our products and our profit margins. We engage in currency hedging strategies to offset the effect of fluctuations in foreign currency exchange rates, but the protection offered by these hedges depends upon the timing of transactions, the effectiveness of the hedges, the number of transactions that are hedged and forecast volatility.
We are also exposed to other economic, political and other risks inherent in doing business globally. For an additional discussion of these risks, see Item 1A, “Risk Factors.”
For a discussion of financial information about geographic areas, see Note 17, “Segment Information” of the Notes to the Consolidated Financial Statements and MD&A, which discussions are incorporated herein by reference.
Employees
We had approximately 7,800 full time and part-time employees worldwide, including approximately 3,900 in the United States and approximately 3,900 elsewhere at September 30, 2016. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some other countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
Information Available to Investors
As soon as reasonably practicable after our filing or furnishing the information to the SEC, we make the following available free of charge on the Investors page of our website http://www.varian.com: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and proxy statements. Our Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee, Ethics and Compliance Committee, Nominating and Corporate Governance Committee and Executive Committee are also available on the Investors page of our website. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website (http://investors.varian.com/), press releases, SEC filings and public conference calls and webcasts. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Executive Officers of the Registrant
The biographical summaries of our executive officers, as of November 1, 2016, are as follows:

Name	Age	Position
Dow R. Wilson	57	President and Chief Executive Officer
Elisha W. Finney	55	Executive Vice President, Finance and Chief Financial Officer
Kolleen T. Kennedy	57	Executive Vice President and President, Oncology Systems
John W. Kuo	53	Senior Vice President, General Counsel and Corporate Secretary
Sunny S. Sanyal	52	Senior Vice President and President, Imaging Components Business
Clarence R. Verhoef	61	Senior Vice President, Finance and Corporate Controller
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
Elisha W. Finney was appointed Executive Vice President, Finance, in addition to being Chief Financial Officer, in February 2012. Ms. Finney served as Corporate Senior Vice President and Chief Financial Officer from January 2005 through January 2012 and as Corporate Vice President and Chief Financial Officer from April 1999 to January 2005. Ms. Finney has held various other positions, including Treasurer, during her 28 years with the Company. Ms. Finney holds a B.B.A. degree in risk management and insurance from the University of Georgia and an M.B.A. degree from Golden Gate University in San Francisco. Ms. Finney served on the board of Thoratec (a supplier of medical devices for circulatory support and vascular graft applications) from July 2007 to May 2013. She also served on the board of Altera Corporation (a supplier of custom logic solutions) from August 2011 to December 2015 when it was acquired by Intel. She joined the board of ICU Medical (a supplier of medical devices relating to IV therapy) in January 2016. In October 2016, Ms. Finney announced her intention to retire in fiscal year 2017.
Kolleen T. Kennedy was appointed Executive Vice President and President, Oncology Systems effective September 2014, and was Senior Vice President and President, Oncology Systems from October 2011 to September 2014. From January 2006 through September 2011, Ms. Kennedy served as Vice President, Oncology Systems Customer Service and Support. Prior to that, Ms. Kennedy was the Company’s Vice President, Oncology Systems Marketing, Product Management and Engineering from September 2004 to January 2006. Prior to becoming Vice President, Ms. Kennedy served in various marketing management positions since she joined the Company in 1997. Ms. Kennedy holds a B.S. degree in Radiation Oncology and a B.S. degree in Psychology, both from Wayne State University, as well as an M.S. in Medical Physics from the University of Colorado.
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
Our Imaging Components business, which sells primarily to a small number of imaging system OEM customers which use our products in their medical diagnostic, security and industrial imaging systems, must continually introduce new products at competitive costs while also improving existing products with higher quality, lower costs and improved feature sets. Because this business competes in very price sensitive markets with other market players which are much larger and may have “in-house” supply of competing components, our ability to anticipate our customers’ demands, innovate and introduce new products at a competitive cost and to improve the quality, cost and features of our existing products is extremely critical to our success in this business. Our failure to do so can and has resulted in loss of customers and adverse impacts on our financial performance. With a strong U.S. Dollar, our ability to meet our international customers’ pricing expectations is particularly challenged and can result in erosion of product margin and market share.
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
Our ability to successfully develop and introduce new products and product enhancements and simplifications, and the revenues and costs associated with these efforts, depends on our ability to:

•	properly identify customer needs or long-term customer demands;

•	prove the feasibility of new products;

•	limit the time required from proof of feasibility to routine production;

•	timely and efficiently comply with internal quality assurance systems and processes;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns or shortages caused by phase-in of new products and phase-out of old products;

•	price our products competitively and profitably;

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

We conduct business globally. Our international revenues accounted for approximately 57%, 54% and 57% of our total revenues during fiscal years 2016, 2015 and 2014, respectively. Correspondingly, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. Our future results could be adversely affected by a variety of factors, including:

•
currency fluctuations, and in particular the strength of the U.S. Dollar since the end of our fiscal year 2014 relative to many currencies, which has adversely affected our financial results and caused some customers to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts;

•	the lower sales prices and gross margins usually associated with sales of our products in international regions, and in emerging markets in particular;

•	the longer payment cycles associated with many foreign customers;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;

•
unstable regional political and economic conditions or changes in restrictions on trade between the United States and other countries, such as may result from the outcome of the 2016 U.S. presidential election;

•	changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the United Kingdom’s June 2016 vote to leave the European Union (“Brexit”);

•	the imposition by governments of additional taxes, tariffs, global economic sanctions programs (such as the Russia-Ukraine sanctions) or other restrictions on foreign trade;

•	the typically longer periods from placement of orders to revenue recognition in international regions;

•	any inability to obtain required export or import licenses or approvals;

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
Although our orders and sales fluctuate from period to period, in recent years our international sales have represented a larger share of our business. The more we depend on international sales, the more vulnerable we become to these factors.
As of September 30, 2016, approximately 95% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, a portion of this amount could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
Our effective tax rate is impacted by tax laws in both the United States and in the countries in which our international subsidiaries do business. Earnings from our international regions are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from outside the United States, a change in the mix of our earnings in particular international tax jurisdictions, or a change in currency exchange rates, could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be deemed to be or actually are remitted to the United States, in which case our financial results would be adversely affected. In addition, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws or other changes beyond our control could adversely affect our financial position and results of operations.
THE PROPOSED SEPARATION OF OUR IMAGING COMPONENTS BUSINESS INTO AN INDEPENDENT, PUBLICLY-TRADED COMPANY MAY NOT BE COMPLETED ON THE CURRENTLY CONTEMPLATED TIMELINE OR TERMS, OR AT ALL, MAY BE MORE EXPENSIVE THAN ANTICIPATED AND MAY NOT ACHIEVE THE INTENDED BENEFITS.
In May 2016, we announced our intention to separate our Imaging Components business into an independent, publicly-traded company, named Varex Imaging Corporation ("Varex"). The separation is subject to final board approval of the terms of the separation, receipt of one or more opinions with respect to certain U.S. federal income tax matters relating to the separation, the SEC declaring the effectiveness of the registration statement, market and certain other conditions, and there can be no assurance as to whether or when the separation will occur. Unforeseen developments, including possible delays in obtaining various tax and regulatory approvals or clearances, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. We expect the process of completing the proposed separation will be time-consuming and involve significant costs and expenses, which may be significantly higher than what we currently anticipate, may increase in the event that the timing of the separation is delayed and may not yield a benefit if the separation is not completed. Executing the proposed separation, as well as performing Varian’s obligations under a transition services agreement to be entered into with Varex for a period of time after the separation, will require significant time and attention from our senior management and employees, which could adversely affect our business, financial results and results of operations.
Separating the businesses may also result in dis-synergies post-separation that could negatively impact the balance sheet, income statement and cash flows of each business. In addition, upon completion of the separation, Varex will be the sole source of supply of X-ray tubes and flat panels used in certain of our products, such as our On-Board Imager. Any disruption to or reduction in the supply of these components could result in delays to our product deliveries, which could adversely affect our business and financial results and could damage our customer relationships. Moreover, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation. As independent, publicly-traded companies, Varian and Varex would each be smaller, less diversified companies with narrower business focuses and may be more vulnerable to changing market conditions, which could materially and adversely affect their respective businesses, financial condition and results of operations and lead to increased volatility in the price of Varian and/or Varex common stock. In addition, there can be no assurance that the combined value of the common stock of the two publicly-traded companies would be equal to or greater than what the value of our common stock would have been had the proposed separation not occurred.
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
OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY GLOBAL OR REGIONAL ECONOMIC INSTABILITY
The global economy has been impacted by a number of economic and political factors, including the current Russia-Ukraine sanctions. In many markets, these conditions have reduced capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and to sometimes freeze, delay or dramatically reduce, purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect our results from period to period, making it difficult for investors to compare our financial results from period to period. In addition, the outcome of the 2016 U.S. presidential election and the announcement of Brexit and the withdrawal of the United Kingdom from the European Union may also create global economic uncertainty, which may cause our customers to reduce their spending, which in turn, could adversely affect our business, financial condition, operating results and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.
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
Quality systems. Our manufacturing operations for medical devices, and those of our third-party manufacturers, are required to comply with the FDA’s QSR, as well as other federal and state regulations for medical devices and radiation emitting products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with QSR and in connection with these inspections issues reports, known as Form FDA 483 reports when the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the FDA issued on Form FDA 483 reports are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter and/or proceed directly to other forms of enforcement action. Similarly, if a Warning Letter were issued, prompt corrective action to come into compliance would be required. Failure to respond timely to Form FDA 483 observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in the FDA bringing enforcement action against us, which could include the total shutdown of our production facilities, denial of importation rights to the U.S. for products manufactured in overseas locations, adverse publicity and criminal and civil fines. The expense and costs of any corrective actions that we may take, which may include products recalls, correction and removal of products from customer sites and/or changes to our product manufacturing and quality systems, could adversely impact our financial results and may also divert management resources, attention and time. Additionally, if a Warning Letter were issued, customers could delay purchasing decisions or cancel orders, and we could face increased pressure from our competitors who could use the Warning Letter against us in competitive sales situations, either of which could adversely affect our reputation, business and stock price.
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

This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used against us by competitors in competitive situations and cause customers to delay purchase decisions, cancel orders or adversely affect our reputation.
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
The FDA and the FTC also regulate advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is adequate and reasonable scientific data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including Warning Letters, and may be required to revise our promotional claims and make other corrections or restitutions.
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
While we use hedging strategies to help offset the effect of fluctuations in foreign currency exchange rates, the protection these strategies provide is affected by the timing of transactions, the effectiveness of the hedges, the number of transactions that are hedged and forecast accuracy. If our hedging strategies do not offset these fluctuations, our revenues, margins and other operating results may be adversely impacted. Furthermore, movements in foreign currency exchange rates could impact our financial results positively or negatively in one period and not in another, making it more difficult to compare our financial results from period to period.
In addition, our hedging program is designed to hedge currency movements on a relatively short-term basis - typically up to the next twelve-month period. Therefore, we are exposed to currency fluctuations over the longer term. Long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. A substantial portion of our international sales are priced in local currencies, although our cost structure is weighted towards the U.S. Dollar. The volatility of the U.S. Dollar that we have experienced over the last several years, and in particular the strengthening of the U.S. Dollar since the fourth quarter of fiscal year 2014, has affected the competitiveness of our pricing against our foreign competitors, some of which may have cost structures based in other currencies, either helping or hindering our international order and revenue growth, thereby affecting our overall financial performance and results. In addition, a significant portion of our Imaging Component customers are outside the United States and products in this business are generally priced in U.S. Dollars. As a result, the demand for Imaging Components products has been negatively impacted by pricing pressures resulting from the strengthening U.S. Dollar. The negative impact of foreign currency exchange rates has caused some customers in our Imaging Components business to delay purchasing decisions or move to in-sourcing supply or migrate to lower cost alternatives or ask for additional discounts. We expect that a strong U.S. Dollar will continue to negatively impact demand and pricing for Imaging Component products. Even if the U.S. Dollar weakens, these customers may continue using alternative sources and demand for our products may not increase.
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
Moreover, we manufacture and sell hardware products that rely upon software systems to operate properly and software that deliver treatment instructions and store confidential patient information, and both types of products often are connected to and reside within our customers' information technology infrastructures. While we have implemented security measures to protect both our hardware and software products from unauthorized access, these measures may not be effective in fully securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target. Additionally, we are developing and offering cloud and SaaS software products which reside upon and are hosted by third party providers. A security breach, whether of our products, of our customers’ network security and systems or of third party hosting services could disrupt treatments occurring on our products, disrupt access to our customers' stored information, such as patient treatment delivery instructions, and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results. If we were to experience a significant security breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to customers and counter-parties could be material, and we may not have sufficient insurance to compensate us for those costs. In addition, if a material claim is successfully brought against us relating to a self-insured liability, we may have to pay substantial damages, in addition to any costs related to our defense, which could have a material adverse effect on our financial position and results of operations.
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
Within the EEA, we must affix a CE mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In September 2012, the European Commission adopted a Proposal for a Regulation of the European Parliament and of the Council on medical devices and a Proposal for a Regulation of the European Parliament and of the Council on in vitro diagnostic medical devices which, once adopted by the European Parliament and by the Council, would replace the existing three medical devices directives and would have legislative effect without having to be implemented by the Member States. The new draft was published in August 2016 and the expected date for publication is April 2017, starting a three year transition period. The new proposal imposes stricter requirements for the marketing and sale of medical devices and grants Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.

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
Other applicable international regulations. We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. laws, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines. New data protection legislation that entails substantial changes to the current legal framework, some stricter than before, some less strict, was enacted by the EU Commission in 2015.
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
In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and accountable care organizations (“ACOs”). ACOs and bundled payment programs were established by the Affordable Care Act to reward integrated, efficient care and allow providers to share in any savings they achieve through the coordination of care and meeting certain mandated quality standards. ACOs and the bundled payment programs have primarily focused on primary care. However, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and bundled reimbursement payments. These and other elements of the Affordable Care Act, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and medical procedure volumes. We believe that growth of the radiation oncology market, which includes both traditional radiation therapy as well as proton therapy, in the United States is being adversely impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the implementation of the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and could result in a high degree of variability of gross orders and revenues from quarter-to-quarter.
Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We are also unable to predict what effect ongoing uncertainty surrounding federal and state health reform proposals will have on our customer’s purchasing decisions. However, an expansion in government’s role in the U.S. healthcare industry may adversely affect our business, possibly materially. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the Affordable Care Act, resulting from the recent U.S. presidential election could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business. The full effect that a full or partial repeal of the Affordable Care Act would have on our business remains unclear at this time.
CHANGES TO RADIATION ONCOLOGY AND OTHER REIMBURSEMENTS AND CHANGES IN INSURANCE DEDUCTIBLES AND ADMINISTRATION MAY AFFECT DEMAND FOR OUR PRODUCTS
Sales of our healthcare products indirectly depend on whether adequate reimbursement is available to our customers from a variety of sources, such as government healthcare insurance programs, including the Medicare and Medicaid programs; private insurance plans; health maintenance organizations; and preferred provider organizations. In general, employers and third-party payors in the United States have become increasingly cost-conscious, with higher deductibles imposed or encouraged in many medical plans. The imposition of higher deductibles tends to inhibit individuals from seeking the same level of medical treatments as they might seek if the costs were lower, particularly in the medical diagnostic portion of our business. Third-party payors have also increased utilization controls related to the use of our products by healthcare providers.
Furthermore, there is no uniform policy on reimbursement among third-party payors, and we cannot be sure that third-party payors will reimburse our customers for procedures using our products at a level that will enable us to achieve or maintain adequate sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited.
Once Medicare has made a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services ("CMS") to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts with respect to a treatment sometimes extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States. From time to time, CMS and third-party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and ACOs. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on results of operations, financial position and stock price.
In April of 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law, which made numerous changes to Medicare, Medicaid, and other healthcare related programs. These changes include new systems for establishing the annual updates to payment rates for physicians’ services in Medicare. MACRA is effective beginning January 1, 2017. Our business may be significantly affected by MACRA and any changes in reimbursement policies and other legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other government healthcare programs.
Foreign governments also have their own healthcare reimbursement systems and there can be no assurance that adequate reimbursement will be made available with respect to our products under any foreign reimbursement system.
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

Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” which became effective in January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2015 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 168 countries/territories around the world, and found that nearly sixty-seven percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. This notwithstanding, we will inevitably do more business, directly and potentially indirectly, in countries where the public sector is perceived to be more or highly corrupt and will be engaging in business in more countries perceived to be more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. For example, in June 2015, one of our foreign subsidiaries was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. We previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. After the Company requested a judicial review available under Portuguese criminal procedure processes as to whether or not such charges are proper under Portuguese law, the matter was resolved and definitively dismissed, subject to a 30-day probation period which began on October 21, 2016, with no adverse findings or charges against the Company. Any such proceeding results in costs and management distraction, which could adversely affect our business and financial results. An adverse outcome under any such proceeding, investigation or audit could subject us to fines, or criminal or other penalties, which could adversely affect our business and financial results.
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
AS A STRATEGY TO ASSIST OUR VPT SALES EFFORTS, WE MAY PARTICIPATE IN PROJECT FINANCING OR OFFER EXTENDED PAYMENT TERMS, WHICH MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS
We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, MPTC and the New York Proton Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. As of September 30, 2016, we had loaned $95.3 million, $40.7 million and $18.5 million to CPTC, MPTC and MM Proton I, LLC, respectively. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to facilitate a refinancing, or that the borrower will have the financial means to pay off any financing at maturity. In addition, in connection with our financing of the Scripps Proton Therapy Center, we cannot provide any assurance that any additional portion of our loan can be syndicated to third parties, or that the loan facility can be successfully refinanced upon the maturity of the loan. In November 2015, we and the other lenders of the CPTC loan for the Scripps Proton Therapy Center agreed to forbear principal and interest payments until April 2017, subject to certain extensions. At the end of fiscal year 2016, even though patient volumes continued to increase, CPTC was not in compliance with a patient volume covenant under the forbearance agreement, which would allow the lenders to call the loan or cease further funding under the loan agreement. If a borrower does not have the financial means to pay off its debts, and if we cannot recover the amounts due us from the sale of any collateral, we may be required to write-off all, or a portion of the loan, which would adversely affect our financial results.
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of September 30, 2016, customer contracts with remaining terms of more than one year amounted to approximately six percent of our net accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over continued economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms could impact the timing of our revenue recognition, and they have in the past and may in the future result in an increase in our days sales outstanding and thus a decrease in our cash flow from operations.
THE FINANCIAL RESULTS OF OUR PARTICLE THERAPY BUSINESS MAY FLUCTUATE AND BE UNPREDICTABLE
The development of our VPT business enables us to offer products for delivering image-guided, intensity-modulated proton therapy for the treatment of cancer. Our success in this area will depend upon the widespread awareness, acceptance and adoption by the oncology market of proton therapy systems for the treatment of cancer. However, this technology has not been widely adopted and future developments may not be adopted as quickly as technological developments in more traditional areas of radiation therapy.
Since proton therapy projects are generally large, highly customized and more complex than projects in our Oncology Systems radiotherapy business, planning for these projects takes more of our time and uses more of our resources than projects in our Oncology Systems radiotherapy business. Many of the components used in proton therapy equipment require long lead times, which may require an increase in our inventory levels. This may cause fluctuations in the operating results of VPT that may make it difficult to predict our results and to compare our results from period to period.
The construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Consequently, this business is vulnerable to deterioration in general economic and market conditions. The worldwide economic downturn that began in 2008 resulted in a contraction in credit markets. This has made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements or make payment concessions in their agreements with us, which could impact our operating results. We have participated in the financing of several proton therapy projects, including the Scripps Proton Therapy Center, Maryland Proton Therapy Center and The New York Proton Center, through the extension of loans, loan commitments and deferred equipment payments. If we are unable to collect amounts owing to us under these arrangements it could have a material adverse effect on our financial condition and results of operations. In addition, in the event that one or more proton therapy projects to which we have provided financing were to default under project financing arrangements and the project finance lenders were to foreclose on the project, it could harm our reputation or the reputation of proton therapy projects generally and make it more difficult for future proton therapy projects to obtain financing. Challenges or delays in obtaining financing or commencing treatment could also impact the viability of one or more of our customers as a going concern. Changes in reimbursement rates for proton therapy treatments, or uncertainty regarding these reimbursement rates, such as we experienced in 2012 with the reductions to reimbursement rates for hospital based proton therapy centers in the United States by CMS, can affect growth or demand for our VPT products and services.
We compete for many proton therapy system sales through tenders, where parties compete on price and other factors. Many companies sell their products at a lower price than we do. If we are unable to lower our prices or our customers are not willing to pay for additional features and functionality that we may provide, there is a risk we will lose sales, and if we lower our prices to gain business, our margins and other financial results may suffer. Further, the award of certain proton therapy system orders may be subject to challenge by third parties, which can make these orders more unpredictable than orders for other products. Because an order for a proton therapy system can be relatively large and complex, the sales and customer decision cycles for proton therapy projects may take several years, and an order in one fiscal period (or the cancellation of an order as a result of bid challenge or otherwise) will cause our gross orders and revenues to vary significantly, cause fluctuations in the operating results of VPT that may make it difficult to predict our results and compare our results from period to period. We expect that a limited number of customers will account for a substantial portion of VPT’s business for the foreseeable future. In instances where one customer undertakes multiple proton center projects, an adverse event with respect to one project could cause an adverse event with respect to the other projects, which could adversely impact our operating results and financial position.
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of September 30, 2016, the goodwill of VPT was $49.8 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.

OUR PARTICLE THERAPY BUSINESS MAY SUBJECT US TO INCREASED RISK AND POTENTIAL LIABILITY
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
The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. New competitors may enter our markets, and we have encountered new competitors as we have entered new markets such as radiosurgery, VMAT and proton therapy. Some of these competitors may have greater financial, marketing and other resources than we have. To compete successfully, we must provide technically superior, proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. The shift in the proportion of sales within our international region towards emerging market countries, which typically have purchased less complex, lower-priced products compared to more developed countries, and which usually have stiffer price competition, could also adversely impact our results of operations. New competitors may also delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our gross orders and revenues.
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
We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide us with competitive advantages. We also cannot be sure that patents will be issued from any of our pending or future patent applications. Asserting our patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. For example, during September and October 2015, we filed several complaints in the U.S. and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam gantries, volumetric modulated arc therapy, and combined magnetic resonance imaging-linear accelerator systems. These legal proceedings are ongoing and, although there have been interim court rulings in certain jurisdictions, there have been no definite outcomes to date. An unfavorable outcome in these proceedings or in any other such litigation or proceedings could harm us. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.

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
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, in September 2015, Elekta Ltd. and William Beaumont Hospital served us with a complaint alleging infringement of three patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. In February 2016, Elekta Ltd. filed several complaints in U.S. and foreign courts alleging infringement of certain patents related to linear accelerator control systems and treatment planning. In October 2016, Elekta Ltd. filed a complaint in the United Kingdom alleging infringement of a further patent related to linear accelerator control systems and treatment planning, and added a patent relating to the same subject matter to its existing U.S. suit filed in February 2016. These lawsuits are ongoing, and we are not able to predict their ultimate outcome. We may incur substantial costs and expend significant management resources defending against these claims or prosecuting our claims and our defense of these claims or our prosecution of claims against Elekta may ultimately not be successful. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to us, and even if a third party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. As such, we could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could adversely impact our business and results of operations.
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
We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators, transistor arrays and cesium iodide coatings for flat panel detectors, and specialized integrated circuits, X-ray tube targets, housings, glass frames and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. In addition, following the planned separation of our Imaging Components business, Varex Imaging Corporation will be the sole source supplier of tubes and panels used in certain of our products. If we lose any of these suppliers, if their operations were substantially interrupted, or if any of them failed to meet performance or quality specifications, we may be required to obtain and qualify one or more replacement suppliers. Such an event may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of these products by the FDA or obtain other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have insurance to protect against business interruption loss, this insurance coverage may not be adequate or continue to remain available on acceptable terms, if at all. Furthermore, some of our single-source suppliers provide components for some of our rapidly growing product lines. Manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for our affected product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Disruptions or loss of any of our limited- or sole-sourced components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.
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
We sell our X-ray tube products to a limited number of OEM customers, many of which are also our competitors with in-house X-ray tube manufacturing operations. If these customers manufacture a greater percentage of their components in-house or otherwise lower external sourcing costs, such as we have begun to see as a result of the recent strengthening of the U.S. Dollar, we could experience reductions in purchasing volume by, or loss of, one or more of these customers. In the event of such a reduction or loss it could have a material adverse effect on our Imaging Components business. In addition, if any of our customers modify their business operations in ways that result in a reduction in or the discontinuation of purchases of our imaging components products, or divest business operations to third parties that reduce or discontinue purchasing our imaging components products, it could have a material adverse effect on our Imaging Components business. For example, lower purchases from a customer with higher X-ray tube inventory, due in part to longer tube life, has contributed to recent declines in Imaging Component business revenues. Moreover, economic uncertainties over the past few years, natural disasters and other matters beyond our control have made it difficult for our OEM customers to accurately forecast and plan future business activities. Such economic uncertainties and natural disasters, as well as other factors, have previously impacted our Imaging Components business, resulting in inventory reduction efforts and slowdowns in sales at some of these customers. Similar inventory adjustments and slowdowns in sales could occur in the future. Our agreements for imaging components may contain purchasing estimates that are based on our customers’ historical purchasing patterns, and actual purchasing volumes under the agreements may vary significantly from these estimates.
ORDERS FOR OUR SECURITY AND INSPECTION PRODUCTS TEND TO BE UNPREDICTABLE
Our Imaging Components business designs, manufactures, sells and services Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection, such as cargo screening at ports and borders and nondestructive examination for a variety of applications, as well as industrial applications. We generally sell security and inspection products to OEMs who incorporate our products into their inspection systems, which are then sold to customs and other government agencies, as well as to commercial organizations in the casting, power, aerospace, chemical, petro-chemical and automotive industries. We believe growth in our security and inspection products will be driven by security cargo screening and border protection needs, as well as by the needs of customs agencies to verify shipments for assessing duties and taxes. Orders for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter. Because it is difficult to predict our OEM customer delivery, the actual timing of sales and revenue recognition varies significantly. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying system deployments or tenders and have considered moving to alternative sources, resulting in a decline in the demand for security and inspection products which is expected to continue.
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
WE MAY NOT REALIZE EXPECTED BENEFITS FROM ACQUISITIONS OF OR INVESTMENTS IN NEW BUSINESSES, PRODUCTS, OR TECHNOLOGIES, WHICH COULD HARM OUR BUSINESS
We need to grow our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, during fiscal year 2014, we acquired certain assets of Velocity and Transpire, during fiscal year 2015, we acquired Claymount and a majority interest in MeVis, and during 2016 we acquired the radiotherapy business of Candela. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.
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
Additionally, we have investments in privately held companies that are subject to risk of loss of investment capital. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or reach expectations. If these companies do not succeed, we could lose some or all of our investment in these companies. For example, in fiscal year 2014, we recorded a charge relating to the impairment of a portion of our equity investment in a privately-held company when we became aware of certain indicators of impairment.
WE MAY FACE ADDITIONAL RISKS FROM THE ACQUISITION OR DEVELOPMENT OF NEW LINES OF BUSINESS
From time to time, we may acquire or develop new lines of business, as we did with particle therapy. There are substantial risks and uncertainties associated with new lines of business, particularly in instances where the markets are not fully developed. Risks include developing knowledge of and experience in the new business, recruiting market professionals, increasing research and development expenditures, and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of our senior management to acquire or develop, then integrate, the business into our operations. Timelines for integration of new businesses may not be achieved and price and profitability targets may not prove feasible, as new products can carry lower gross margins than existing products. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact whether implementation of a new business will be successful. Failure to manage these risks could have a material adverse effect on our business, results of operations and financial condition.
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
Because many of our operating expenses are based on anticipated capacity levels and a high percentage of these expenses are fixed for the short term, a small variation in the timing of revenue recognition can cause significant variations in operating results from quarter to quarter. Our overall gross margin may also be impacted by the gross margin of our proton therapy products, which presently carry lower gross margins than do our traditional radiotherapy products. If our gross margins fall below the expectation of securities analysts and investors, the trading price of VMS common stock would likely decline.
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
As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including ones regarding revenue recognition, than we have applied in past periods. Currently, we recognize revenues for our proton therapy systems and proton therapy commissioning contracts and for certain highly customized image detection systems in our Imaging Components business under contract accounting rules, which affects the timing of revenue recognition. We could be required to apply contract accounting rules to other businesses in the future. Under contract accounting rules, the use of the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, estimates which must be periodically reviewed and appropriately adjusted. For example, revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. Recognizing revenues using the percentage-of-completion method based on a zero profit margin, as we had done with the revenues associated with the Scripps Proton Therapy Center in the earlier stages of the project, lowers our gross margins and makes it more difficult to compare our financial results from quarter to quarter. In addition, if we were to recognize revenues for our proton therapy systems and services under either the completed contract method or outside of contract accounting rules altogether, we would defer revenue until a contract is completed or substantially completed. This may cause our results of operations to fluctuate from period to period.
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
Future changes in environmental laws could also increase our costs of doing business, perhaps significantly. Several countries, including some in the EU, now require medical equipment manufacturers to bear certain disposal costs of products at the end of the product’s useful life, increasing our costs. The EU has also adopted directives that may lead to restrictions on the use of certain hazardous substances or other regulated substances in some of our products sold there. These directives, along with another that requires substance information to be provided upon request, could increase our operating costs in order to maintain access to certain markets. All of these costs, and any future violations or liabilities under environmental laws or regulations, could have a material adverse effect on our business.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2016, we owned and leased a total of approximately 2.7 million square feet of floor space for office, manufacturing, research and development and other services worldwide. Our executive offices, our Oncology Systems management, some of our Oncology Systems manufacturing facilities and the GTC are located in Palo Alto, California, on approximately 30 acres of land under leasehold which expires in 2056. We own these facilities which contain approximately 481,000 square feet of space. In Crawley, England, we own approximately 2 acres of land and approximately 48,000 square feet of space used for office space and manufacturing. In Beijing, China, we have approximately 5 acres of land under leasehold that expires in 2056, and own approximately 147,000 square feet of space used for office space and manufacturing. In Jundiai, Brazil, we own approximately 4 acres of land, and we are in the process of constructing a building to be used for light assembly, office space and customer training. Our Imaging Components business is primarily located in Salt Lake City, Utah, where we own approximately 38 acres of land and approximately 495,000 square feet of space used for office space and manufacturing. Our Imaging Component business has a facility in Liverpool, New York, where we own 3 acres of land and approximately 27,000 square feet of space used for light assembly manufacturing. In Las Vegas, Nevada, we own approximately 12 acres of land and approximately 191,000 square feet of space where we manufacture our security and inspection products and have Oncology Systems customer service and support operations. The balance of our remaining facilities are leased to support our business operations worldwide.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
VMS common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “VAR.” The following table sets forth the high and low sales prices for VMS common stock as reported in the consolidated transaction reporting system for the NYSE in fiscal years 2016 and 2015.

	High	Low
Fiscal Year 2016
First Quarter	$82.16	$73.45
Second Quarter	$81.32	$73.18
Third Quarter	$86.24	$77.64
Fourth Quarter	$100.07	$80.73
Fiscal Year 2015
First Quarter	$89.90	$76.73
Second Quarter	$95.70	$84.38
Third Quarter	$96.67	$83.56
Fourth Quarter	$90.78	$71.07
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
As of November 11, 2016, there were 2,086 holders of record of VMS common stock.

PERFORMANCE GRAPH
This graph shows the total return on VMS common stock and certain indices from September 30, 2011 until the last day of fiscal year 2016.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG VARIAN MEDICAL SYSTEMS, INC., THE S&P 500 INDEX AND
THE S&P HEALTHCARE EQUIPMENT INDEX
*$100 invested on September 30, 2011 in stock or index, including reinvestment of dividends. Indexes are calculated based on our fiscal year-end.

	9/30/2011	9/28/2012	9/27/2013	9/26/2014	10/2/2015	9/30/2016
Varian Medical Systems, Inc.	100.00	115.64	142.22	155.10	144.15	190.82
S&P 500	100.00	130.20	155.39	186.05	184.91	213.44
S&P Health Care Equipment	100.00	123.38	141.79	172.63	187.23	245.56
The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Share Repurchase Program
The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2016 (in millions, except per share price).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2, 2016 – July 29, 2016 (2)	1.0	$87.13	1.0	3.8
July 30, 2016 – August 26, 2016	—	$—	—	3.8
August 27, 2016 – September 30, 2016	—	$—	—	3.8
Total	1.0	$87.13	1.0	3.8

(1)
In November 2015, the VMS Board of Directors authorized the repurchase of 8.0 million shares of VMS common stock through December 31, 2016. Share repurchases may be made in the open market, in privately negotiated transactions including accelerated share repurchase ("ASR") programs, or in Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. In November 2016, the VMS Board of Directors authorized the repurchase of additional 8.0 million shares of VMS common stock commencing on January 1, 2017.

(2)
Includes 0.5 million shares of VMS common stock received as part of an ASR agreement with J.P. Morgan Chase Bank, N.A. (“J.P. Morgan”). See Note 11, "Stockholders' Equity and Noncontrolling Interests" of the Notes to the Consolidated Financial Statements for further discussion.

The preceding table excludes an immaterial number of shares of VMS common stock that were tendered to VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under our employee stock plans.

Item 6. Selected Financial Data
The following financial data should be read in conjunction with our consolidated financial statements and the accompanying notes and the MD&A included elsewhere herein.

Summary of Operations:	Fiscal Years (1)
(In millions, except per share amounts)	2016	2015	2014	2013	2012
Revenues	$3,217.8	$3,099.1	$3,049.8	$2,942.9	$2,807.0
Earnings before taxes (2)	556.4	554.7	574.5	612.0	595.9
Taxes on earnings	153.7	142.7	170.8	173.8	168.9
Net earnings	402.7	412.0	403.7	438.2	427.0
Less: Net earnings attributable to noncontrolling interests	0.4	0.5	—	—	—
Net earnings attributable to Varian	$402.3	$411.5	$403.7	$438.2	$427.0
Net earnings per share attributable to Varian
Net earnings per share - basic	$4.22	$4.13	$3.88	$4.04	$3.83
Net earnings per share - diluted	$4.19	$4.09	$3.83	$3.98	$3.76
Financial Position at Fiscal Year End:
Working capital (3)	$1,002.0	$1,016.3	$1,177.3	$1,429.5	$821.1
Total assets (3)	3,816.0	3,578.7	3,338.7	3,458.2	2,870.6
Long-term debt (including current maturities)	337.5	387.5	437.5	506.3	6.3
Short-term borrowings	329.6	108.4	—	—	155.0
Total equity	$1,744.2	$1,726.3	$1,616.4	$1,713.8	$1,509.8

(1)
Our fiscal years as reported are the 52- or 53-weeks periods ending on the Friday nearest September 30. Fiscal years 2016, 2014, 2013 and 2012 each included 52 weeks. Fiscal year 2015 included 53 weeks.

(2)
Earnings before taxes included $16.9 million in costs relating to the separation of Imaging Components business and a $25.1 million litigation charge related to a settlement agreement with the University of Pittsburgh, in fiscal years 2016 and 2014, respectively.

(3)
Working capital and total assets have been adjusted for fiscal years 2015, 2014, 2013, and 2012 as the result of our adoption of the accounting guidance related to balance sheet classification of deferred taxes. See "Accounting Pronouncements Recently Adopted" in Note 1, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Separation
On May 23, 2016, we announced our intention to separate our Imaging Components business from the remainder of our businesses through a pro rata distribution of the common stock of a new entity, named Varex Imaging Corporation (“Varex”). Varex was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Imaging Components business. Following the separation and distribution, Varex will be an independent, publicly traded company. The distribution is subject to certain conditions, including, among others, final approval of the Varian board of directors, receipt of one or more opinions with respect to certain U.S. federal income tax matters relating to the separation and the SEC declaring the effectiveness of the registration statement. There can be no assurance regarding the ultimate timing of the proposed transaction.

Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses. During fiscal year 2016, we incurred $16.9 million of costs relating to the separation of our Imaging Components business, of which approximately $14 million relates to transaction advisory services. We expect to incur an estimated $21 million in charges for transaction advisory services in fiscal year 2017. Further, we expect to incur significant additional expenses for consulting services, restructuring, and other expenses to complete the separation.
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
Total revenues increased 4%, gross margin increased 0.9 percentage points, net earnings attributable to Varian decreased 2%, and diluted net earnings per share increased 2% in fiscal year 2016 over fiscal year 2015. Our effective tax rate increased to 27.6% in fiscal year 2016 from 25.7% in fiscal year 2015. We repurchased 5.7 million shares of VMS common stock totaling $461.3 million in fiscal year 2016.
Gross orders increased 1% in Oncology Systems and decreased 6% in Imaging Components in fiscal year 2016, as compared to fiscal year 2015. We also recorded gross orders of $104.7 million in the “Other” category in fiscal year 2016, as compared to $317.2 million in fiscal year 2015. Our backlog at the end of fiscal year 2016 was $3.5 billion, or 1% lower, as compared to the end of fiscal year 2015.
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
The U.S. Dollar strengthened against the Euro and weakened against the Japanese Yen in fiscal year 2016, compared to the year-ago period, but did not have a significant impact on total revenues and Oncology Systems gross orders. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar will continue to cause variability in our financial performance.
In December 2015, the U.S. President signed into law the Protecting Americans from Tax Hikes Act of 2015 ("PATH Act"), which suspended the 2.3% medical device excise tax implemented as part of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) for a two-year period through December 31, 2017. The suspension of the medical device excise tax had a positive impact on our gross margin in fiscal year 2016 compared to fiscal year 2015. We expect the suspension to have a positive impact on our gross margin in fiscal year 2017 compared to fiscal year 2016 because the suspension was not effective during the first quarter of fiscal year 2016. Additionally, the PATH Act permanently extended the research and development ("R&D") tax credit, which has a favorable impact on our effective tax rate.
The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.

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
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Affordable Care Act or its potential repeal, or changes in administration and policy resulting from the recent U.S. presidential election, will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States is being impacted as customers’ decision-making processes are complicated by the uncertainties surrounding MACRA and the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will continue in future fiscal years. We also believe that the Affordable Care Act, Accountable Care Organizations and bundled payment arrangements are causing healthcare providers to re-evaluate their business models and we are seeing increased consolidation of hospitals and clinics and more integration of systems and equipment across multi-site healthcare networks, which is impacting transaction size, timing and purchasing processes, and also contributing to the increased business variability.
In the radiation oncology markets outside of North America, we expect the EMEA market to grow over the long-term with mixed performance across the region. In APAC, we expect China to lead longer term regional growth, off-setting a slower Japanese market. Latin America is currently experiencing volatility, however, our long-term outlook is cautiously optimistic. Overall, we believe the global radiation oncology market can grow over the long-term, on average and in constant currencies, in the mid-single-digit range.
In September 2016, we closed the acquisition of the radiotherapy business of Candela, our distributor of radiotherapy equipment in Poland, for a total purchase consideration of $35.2 million. We acquired this business to strengthen our market position in Poland. See Note 15, "Business Combinations" of the Notes to the Consolidated Financial Statements for further discussion.
Oncology Systems total revenues increased 5% in fiscal year 2016, as compared to fiscal year 2015. Oncology Systems gross margin percentage increased 1.7 percentage points in fiscal year 2016 from fiscal year 2015. Oncology Systems gross orders increased 1% in fiscal year 2016, as compared to fiscal year 2015, with an increase of 5% from North America, offset by a decrease of 2% from our international regions.
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics, and industrial applications. We provide a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators and automatic exposure control devices. Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key X-ray imaging OEMs that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.
Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. A significant portion of our Imaging Components customers are outside of the United States and products in this business are generally priced in U.S. Dollars. As a result, the demand for Imaging Components products has been negatively impacted by the strengthening of the U.S. Dollar, which began in the fourth quarter of fiscal year 2014, and this has caused our products to be priced higher compared to products sold in non-U.S. Dollar currencies. In addition, some customers have asked for additional discounts, delayed purchasing decisions, or moved to in-sourcing supply of such components or migrated to lower cost alternatives.
In the event of a continued strengthening of the U.S. Dollar, we expect that demand and pricing will continue to be negatively impacted for Imaging Component products. The market for border protection systems has slowed significantly and end customers, particularly in oil-based economies and war zones in which we have a significant customer base, are delaying tenders, resulting in a decline in the demand for security and inspection products.
In fiscal year 2016, Imaging Components revenues decreased 2% and gross orders decreased 6% as compared to fiscal year 2015. Imaging Components gross margin percentage increased 0.6 percentage points in fiscal year 2016 as compared to fiscal year 2015.
Other. The “Other” category is comprised of VPT and the operations of GTC.
VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer. GTC is our scientific research facility. Subsequent to fiscal year 2016, GTC was absorbed into primarily our Oncology Systems and Imaging Components businesses and is no longer a separate business.
The “Other” category revenues increased $19.2 million in fiscal year 2016, as compared to fiscal year 2015.
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
Changes to the elements in an arrangement and the amounts allocated to each element could affect the timing and amount of revenue recognition. Revenue recognition also depends on the timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products or customer acceptance terms. If shipments or installations are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.
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
Impairment of Investments and Notes Receivable

We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). Our available-for-sale investments primarily include CPTC loans. We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intention to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of the CPTC loans, which is classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC (see Note 3, "Fair Value" of the Notes to the Consolidated Financial Statements).

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

At times, we advance notes to third parties, including our customers. We regularly assess these notes for collectability by considering internal factors such as historical experience, credit quality, age of the note balances as well as external factors such as economic conditions that may affect the note holder's ability to pay.

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

We have four reporting units with goodwill: (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT. For all four reporting units, based upon the most recent annual goodwill analysis that we performed during the fourth quarter of fiscal year 2016, either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those for which step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $49.8 million in goodwill as of September 30, 2016, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return on those assets. The discount rate enables us to state expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans are primarily based on the current effective yield of long-term corporate bonds that are of high quality with satisfactory liquidity and credit rating with durations corresponding to the expected durations of the benefit obligations. A change in the discount rate may cause the present value of benefit obligations to change significantly. The net liabilities recognized for defined benefit pension plans increased by $19.8 million in fiscal year 2016 to $40.2 million at September 30, 2016, primarily due to a decrease in the discount rate. See Note 10, "Retirement Plans" in the Notes to the Consolidated Financial Statements for further information.
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 3, "Fair Value" of the Notes to the Consolidated Financial Statements). The fair value of foreign currency forward contracts are calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2016, 2015 and 2014.
Taxes on Earnings
We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our tax positions and determining our provision for taxes on earnings. We account for uncertainty in income taxes following a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Recognition and measurement are based on management’s best judgment given the facts, circumstances and information available at the end of the accounting period.
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
Our foreign earnings are generally taxed at rates lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our foreign subsidiaries do business. In addition, a decrease in the percentage of our total earnings from foreign countries, or a change in the mix of foreign countries among particular tax jurisdictions could increase or decrease our effective tax rate. Our current effective tax rate does not assume U.S. taxes on certain undistributed profits of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes should they either be remitted or deemed to be remitted to the United States.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2016 was the 52-week period ended September 30, 2016, fiscal year 2015 was the 53-week period ended October 2, 2015, and fiscal year 2014 was the 52-week period ended on September 26, 2014. Set forth below is a discussion of our results of operations for fiscal years 2016, 2015 and 2014.
Discussion of Results of Operations for Fiscal Years 2016, 2015 and 2014
Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Product	$2,142.3	3%	$2,077.9	—%	$2,083.8
Service	1,075.5	5%	1,021.2	6%	966.0
Total Revenues	$3,217.8	4%	$3,099.1	2%	$3,049.8
Product as a percentage of total revenues	67%		67%		68%
Service as a percentage of total revenues	33%		33%		32%

Total revenues increased in fiscal year 2016 over fiscal year 2015 due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from the "Other" category, partially offset by a decrease in revenues from Imaging Components. Total revenues increased in fiscal year 2015 over fiscal year 2014 primarily due to an increase in revenues from the “Other” category, partially offset by a decrease in revenues from Imaging Components.
Product revenues increased in fiscal year 2016 over fiscal year 2015 due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from the "Other" category, partially offset by a decrease in revenues from Imaging Components. Product revenues were flat in fiscal year 2015 over fiscal year 2014 due to decreases in revenues from Imaging Components and Oncology Systems, offset by an increase in revenues from the “Other” category.
Service revenues increased in fiscal year 2016 over fiscal year 2015, primarily due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from Imaging Components. Service revenues increased in fiscal year 2015 over fiscal year 2014, primarily due to an increase in revenues from Oncology Systems.

Revenues by region	Fiscal Years
(Dollars in millions)	2016	Percent Change	Constant Currency (1)	2015	Percent Change	Constant Currency	2014
Americas	$1,486.6	(4)%	(4)%	$1,546.0	9%	10%	$1,416.5
EMEA	1,004.2	13%	16%	886.4	(2)%	8%	908.5
APAC	727.0	9%	10%	666.7	(8)%	(3)%	724.8
Total Revenues	$3,217.8	4%	5%	$3,099.1	2%	6%	$3,049.8

North America	$1,394.3	(4)%	(4)%	$1,456.5	9%	10%	$1,332.5
International (2)	1,823.5	11%	13%	1,642.6	(4)%	4%	1,717.3
Total Revenues	$3,217.8	4%	5%	$3,099.1	2%	6%	$3,049.8
North America as a percentage of total revenues	43%			46%			43%
International as a percentage of total revenues	57%			54%			57%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
The Americas revenues decreased in fiscal year 2016 over fiscal year 2015 due to a decrease in revenues from the “Other” category, and to a lesser extent, a decrease in revenues from Imaging Components, partially offset by an increase in revenues from Oncology Systems. The Americas revenues increased in fiscal year 2015 over fiscal year 2014 due to increases in revenues from the “Other” category and Oncology Systems, partially offset by a decrease in revenues from Imaging Components.
EMEA revenues increased in fiscal year 2016 over fiscal year 2015 due to increases in revenues from the "Other" category, Oncology Systems and Imaging Components. EMEA revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in revenues from Imaging Components, partially offset by an increase in revenues from the “Other” category.
APAC revenues increased in fiscal year 2016 over fiscal year 2015 due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from the “Other” category, partially offset by a decrease in revenues from Imaging Components. APAC revenues decreased in fiscal year 2015 over fiscal year 2014 due to a decrease in revenues from Oncology Systems, and to a lesser extent, decreases in revenues from Imaging Components and from the “Other” category.
Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2016	Percent Change	Constant Currency	2015	Percent Change	Constant Currency	2014
Product	$1,429.5	5%	6%	$1,356.5	(4)%	2%	$1,406.0
Service	1,027.6	4%	5%	987.5	5%	11%	938.2
Total Oncology Systems Revenues	$2,457.1	5%	6%	$2,344.0	—%	6%	$2,344.2
Product as a percentage of Oncology Systems revenues	58%			58%			60%
Service as a percentage of Oncology Systems revenues	42%			42%			40%
Oncology Systems revenues as a percentage of total revenues	76%			76%			77%
Oncology systems product revenues increased in fiscal year 2016 over fiscal year 2015 primarily due to increases in revenues from hardware products and software licenses. Our hardware products revenue increased due to product mix. Oncology

Systems product revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in revenues from hardware products as a result of strategic pricing and an unfavorable foreign currency impact, partially offset by an increase in revenues from software licenses.
Oncology Systems service revenues increased in fiscal year 2016 over fiscal year 2015 and in fiscal year 2015 over fiscal year 2014, primarily due to increased customer adoption of service contracts as the warranty period on our TrueBeam systems expire and by an increased number of customers as the installed base of our products continues to grow. The extra week of operations in fiscal year 2015 contributed approximately an additional $7 million in Oncology Systems service revenues.

Revenues by region	Fiscal Years
(Dollars in millions)	2016	Percent Change	Constant Currency	2015	Percent Change	Constant Currency	2014
Americas	$1,228.9	2%	2%	$1,209.3	4%	4%	$1,165.5
EMEA	739.3	5%	9%	703.9	—%	13%	701.1
APAC	488.9	13%	12%	430.8	(10)%	(2)%	477.6
Total Oncology System Revenues	$2,457.1	5%	6%	$2,344.0	—%	6%	$2,344.2

North America	$1,144.8	1%	2%	$1,128.2	4%	4%	$1,088.2
International	1,312.3	8%	10%	1,215.8	(3)%	7%	1,256.0
Total Oncology System Revenues	$2,457.1	5%	6%	$2,344.0	—%	6%	$2,344.2
North America as a percentage of total Oncology Systems revenues	47%			49%			47%
International as a percentage of total Oncology Systems revenues	53%			51%			53%

The Americas Oncology Systems revenues increased in fiscal year 2016 over fiscal year 2015 primarily due to increases in revenues from services, primarily in North America, and software licenses, partially offset by a decrease from hardware products. The Americas Oncology Systems revenues increased in fiscal year 2015 over fiscal year 2014 primarily due to an increase in revenues from services, primarily in North America, and, to a lesser extent, an increase in revenues from services in Latin America. Also contributing to the increase in the Americas Oncology Systems revenues was an increase in revenues from software licenses in North America. These increases were partially offset by a decrease in revenues from hardware products in North America.
EMEA Oncology Systems revenues increased in fiscal year 2016 over fiscal year 2015 primarily due to an increase in revenues from hardware products, and, to a lesser extent, an increase in revenues from services and software licenses. EMEA Oncology Systems revenues were flat in fiscal year 2015 compared to fiscal year 2014 primarily due to an increase in revenues from software licenses being mostly offset by decreases in revenues from services and hardware products.
APAC Oncology Systems revenues increased in fiscal year 2016 over fiscal year 2015 primarily due to an increase in revenues from hardware products, and to a lesser extent, increases in revenues from software licenses and services. APAC Oncology Systems revenues decreased in fiscal year 2015 over fiscal year 2014, primarily due to a decrease in revenues from hardware products revenues, partially offset by an increase revenues from service revenues.
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

Imaging Components Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Product	$559.3	(4)%	$583.5	(8)%	$637.1
Service	38.3	38%	27.7	20%	23.1
Total Imaging Components Revenues	$597.6	(2)%	$611.2	(7)%	$660.2
Product as a percentage of Imaging Components revenues	94%		95%		97%
Service as a percentage of Imaging Components revenues	6%		5%		3%
Imaging Components revenues as a percentage of total revenues	19%		20%		22%
Imaging Components product revenues decreased in fiscal year 2016 over fiscal year 2015 primarily due to a decrease in revenues from our flat panel and X-ray tube products, partially offset by an increase of $34.6 million from acquisitions completed in the second half of fiscal year 2015. Revenues from our flat panel and tube products decreased primarily due to pricing pressures resulting from a strong U.S. Dollar, customers migrating to lower cost alternatives, and the decision of a customer to in-source some of its flat panel products in the second half of fiscal year 2015. In addition, lower purchases from a customer with higher X-ray tube inventory, due in part to longer tube life, also contributed to the declines in revenues.
Imaging Components product revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in revenues from our security and inspection products and flat panel products, and to a lesser extent, a decrease in revenues from our X-ray tube products, partially offset by $10.8 million in revenues from acquisitions completed in the second half of fiscal year 2015. Revenues from our security and inspection products decreased in fiscal year 2015 over fiscal year 2014 primarily due to pricing pressures and delays in tenders in which our customers participate. Revenues from our flat panel and X-ray tube products decreased primarily due to pricing pressures resulting from the strengthening of the U.S. Dollar, and the decision of a customer to in-source some of their products that they had previously purchased from our flat panel business.
Imaging Components service revenues increased in fiscal year 2016 over fiscal year 2015 primarily due to an increase of $7.7 million in service revenues from one of our acquisitions completed in the second half of fiscal year 2015, and an increase in revenues from our security and inspection products. Imaging Components service revenues increased in fiscal year 2015 over fiscal year 2014, primarily due to $3.8 million in service revenues from one of our acquisitions completed in the second half of fiscal year 2015 and in part due to the extra week of operations in fiscal year 2015.
Because sales transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material direct translational impact on Imaging Components international revenues. However, a strong U.S. Dollar against certain foreign currencies has increased pricing pressures and has made our X-ray tube and flat panel products relatively more expensive as compared to competitors' products sold in non-U.S. Dollar currencies.

Revenues by region	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Americas	$202.2	(8)%	$219.3	(5)%	$230.0
EMEA	179.5	15%	155.9	(17)%	188.1
APAC	215.9	(8)%	236.0	(3)%	242.1
Total Revenues	$597.6	(2)%	$611.2	(7)%	$660.2

North America	$194.0	(8)%	$210.9	(6)%	$223.2
International	403.6	1%	400.3	(8)%	437.0
Total Revenues	$597.6	(2)%	$611.2	(7)%	$660.2
North America as a percentage of total Imaging Components revenues	33%		34%		34%
International as a percentage of total Imaging Components revenues	67%		66%		66%
The Americas Imaging Components revenues decreased in fiscal year 2016 over fiscal year 2015 due to a decrease in revenues from flat panel products, partially offset by an increase of $19.8 million in revenues from acquisitions completed in the second half of fiscal year 2015. The Americas Imaging Components revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to decreases in revenues from X-ray tube, flat panel products, and security and inspection products, partially offset by $6.9 million in revenues from acquisitions completed in the second half of fiscal year 2015.
EMEA Imaging Components revenues increased in fiscal year 2016 over fiscal year 2015 due to an increase of $13.7 million in revenues from acquisitions completed in the second half of fiscal year 2015, and to a lesser extent, an increase in revenues from flat panel products. EMEA Imaging Components revenues decreased in fiscal year 2015 over fiscal year 2014 due to a decrease in revenues from security and inspection products, partially offset by $5.6 million in revenues from acquisitions completed in the second half of fiscal year 2015.
APAC Imaging Components revenues decreased in fiscal year 2016 over fiscal year 2015 primarily due to a decrease in revenues from X-ray tube products, and to a lesser extent, a decrease in revenues from flat panel products, partially offset by an increase of $8.8 million in revenues from acquisitions completed in the second half of fiscal year 2015. APAC Imaging Components revenues decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease from flat panel products, and to a lesser extent, a decrease in revenues from security and inspection products, partially offset by $2.1 million in revenues from acquisitions completed in the second half of fiscal year 2015 and an increase in revenues from X-ray tube products.
Other Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Product	$153.5	11%	$137.9	239%	$40.7
Service	9.6	58%	6.0	30%	4.7
Total Other revenues	$163.1	13%	$143.9	217%	$45.4
Other revenues as a percentage of total revenues	5%		4%		1%
“Other” category revenues increased in fiscal year 2016 over fiscal year 2015 primarily due to the continued production and installation of VPT projects that are in our backlog. “Other” category revenues increased in fiscal year 2015 over fiscal year 2014 primarily due to the completion of the financing for the MPTC project in fiscal year 2015, which resulted in approximately $81 million of revenue recorded related to that project, and due to the continued production and installation of VPT projects that are in our backlog.

Gross Margin

	Fiscal Years
Dollars by segment	2016	Percent Change	2015	Percent Change	2014
(Dollars in millions)
Oncology Systems	$1,087.7	9%	$998.9	(2)%	$1,021.1
Imaging Components	248.5	(1)%	250.6	(10)%	278.6
Other	25.1	(24)%	33.2	n/m	2.0
Gross margin	$1,361.3	6%	$1,282.7	(1)%	$1,301.7
Percentage by segment
Oncology Systems	44.3%		42.6%		43.6%
Imaging Components	41.6%		41.0%		42.2%
Total Company	42.3%		41.4%		42.7%
n/m = not meaningful
Total gross margin percentage increased in fiscal year 2016 over fiscal year 2015 due to increases in gross margin percentage from Oncology Systems and Imaging Components, partially offset by an increase in revenues from the “Other” category which has lower overall margins. Total gross margin percentage decreased in fiscal year 2015 over fiscal year 2014 due to decreases in margins from Imaging Components and Oncology Systems, and an increase in revenues from the “Other” category which has lower overall margins.
Total product gross margin percentage was 34.1% in fiscal year 2016, compared to 33.1% in fiscal year 2015 and 36.9% in fiscal year 2014. Total service gross margin percentage was 58.7% in fiscal year 2016, compared to 58.3% in fiscal year 2015 and 55.1% in fiscal year 2014.
Oncology Systems product gross margin percentage was 34.2% in fiscal year 2016, compared to 31.6% in fiscal year 2015 and 35.6% in fiscal year 2014. The increase in product gross margin percentage in fiscal year 2016 over fiscal year 2015 was primarily due to the suspension of the medical device excise tax in fiscal year 2016, an increase in software license revenue which has a higher gross margin percentage, and the impact of cost reduction programs. The decrease in product gross margin in fiscal year 2015 over fiscal year 2014 was due to an unfavorable foreign currency impact and a shift to geographies which generally have lower margins.
Oncology Systems service gross margin percentage was 58.2% in fiscal year 2016, compared to 57.8% in fiscal year 2015 and 55.5% in fiscal year 2014. The increase in service gross margin percentage in fiscal year 2016 over fiscal year 2015 was primarily due to cost containment and an increase in service revenues. The increase in service gross margin percentage in fiscal year 2015 over fiscal year 2014 was primarily due to cost containment and an increase in service revenues, partially offset by an unfavorable foreign currency impact.
Imaging Components gross margin percentage increased in fiscal year 2016 over fiscal year 2015 primarily due to increases in gross margin percentages from X-ray tube, flat panels, and security and inspection products. The increase in gross margin percentage from X-ray tube products was primarily due to productivity improvements, partially offset by increased quality costs. The increase in gross margin percentage from flat panel products was primarily due to productivity gains and a favorable product mix, partially offset by pricing pressures. The increase in security and inspection products gross margin percentage was primarily due to favorable product mix.
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

Research and Development

	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Research and development	$253.5	3%	$245.2	4%	$234.8
As a percentage of total revenues	8%		8%		8%
Research and development expenses increased $8.3 million in fiscal year 2016 over fiscal year 2015 primarily due to a $5.3 million increase in the "Other" category and a $3.3 million increase in Imaging Components. The increase in the "Other" category was primarily due to an increase in new development projects and employee-related costs in VPT. The increase in Imaging Components was primarily due to an increase of $7.1 million in research and development expenses related to our acquisitions completed in the second half of fiscal year 2015, partially offset by a reduction in spending on current projects.
Research and development expenses increased $10.4 million in fiscal year 2015, over fiscal year 2014 due to increases in expenses of $10.5 million in Imaging Components and $2.4 million in the “Other” category, partially offset by a $2.2 million decrease in expense in Oncology Systems. The increase in expenses in Imaging Components was due to new product development projects and enhancement of existing products and $3.7 million in additional research and development expenses related to our acquisitions in fiscal year 2015. The increase in expenses from the “Other” category was due to an increase in development projects and headcount for our VPT business partially offset by a favorable currency impact when non-U.S. Dollar currency denominated research and development expenses were translated into U.S. Dollars. The decrease in Oncology Systems was primarily due to a favorable currency impact when non-U.S. Dollar currency denominated research and development expenses were translated into U.S. Dollars, which was partially offset by an increase in expense due to new product development projects and enhancement of existing products.
Selling, General and Administrative, Separation Costs, and Litigation Settlement

	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Selling, general and administrative	$540.1	11%	$488.5	4%	$470.6
Separation costs	$16.9	—%	$—	—%	$—
Litigation settlement	$—	—%	$—	(100)%	$25.1
Selling, general and administrative as a percentage of total revenues	17%		16%		15%
Separation costs as a percentage of total revenues	1%		—%		—%
Litigation settlement as a percentage of total revenues	—%		—%		1%
Selling, general and administrative expenses increased $51.6 million in fiscal year 2016 over fiscal year 2015 primarily due to: a $21.1 million increase in legal expenses primarily relating to legal proceedings, a $19.6 million increase in employee-related costs largely due to an increase in headcount primarily in Oncology Systems and accrued bonuses, a $10.2 million increase in operating expenses from our acquisitions completed in the second half of fiscal year 2015, a $6.6 million increase in international commissions paid to third-party distributors who sell our products, and a $3.8 million increase in trade show expense. These increases were partially offset by a $8.4 million favorable currency impact when foreign-currency denominated expenses were translated into U.S. dollars and a $8.0 million decrease in restructuring charges.
Selling, general and administrative expenses increased $17.9 million in fiscal year 2015 over fiscal year 2014 primarily due to: a $34.5 million increase in employee-related costs (including a $5.2 million increase in share-based compensation expense due to the timing of the equity awards) largely due to an increase in headcount; and a $13.3 million restructuring charge related to retirement and workforce reduction programs. These increases were offset by an approximately $16 million favorable currency impact when non-U.S. Dollar currency denominated sales, general and administrative expenses were translated into U.S. Dollars; a $7.7 million impairment charge of our investment in Augmenix in fiscal year 2014 that did not occur in fiscal year 2015; and a $6.0 million decrease in bad debt expense.
In fiscal year 2016, we recorded $16.9 million in costs relating to the separation of our Imaging Components business. See Note 1, "Summary of Significant Accounting Policies" in our Notes to the Consolidated Financial Statements for additional information.

In fiscal year 2014, we recorded a litigation settlement charge of $25.1 million as a result of settlement of patent litigation with University of Pittsburgh, and no such charges were recorded in fiscal year 2015. See Note 9, "Commitments and Contingencies" in our Notes to the Consolidated Financial Statements for additional information.
Interest Income, Net

	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Interest income, net	$5.6	—%	$5.7	70%	$3.3
Interest income, net of interest expense was flat in fiscal year 2016 over fiscal year 2015, primarily due to an increase in interest expense associated with increased borrowings from our credit facility being mostly offset by interest income generated from our loans to finance proton treatment centers. Interest income, net of interest expense, increased in fiscal year 2015 over fiscal year 2014, primarily due to higher interest income generated from our loans to finance proton treatment centers, partially offset by a higher interest expense associated with increased borrowings from our credit facility.
Taxes on Earnings

	Fiscal Years
	2016	Percent Change	2015	Percent Change	2014
Effective tax rate	27.6%	1.9%	25.7%	(4.0)%	29.7%
Our effective tax rate increased in fiscal year 2016 over fiscal year 2015 primarily due to an unfavorable shift in the geographic mix of earnings, including an increase in the amount of loss from our VPT business in Germany, a jurisdiction for which we have a full valuation allowance. This increase was partially offset by a larger benefit of the federal research and development credit. Because of the timing of the lapses and retroactive reinstatements of the federal research and development credit, we were eligible for seven quarters of benefit in fiscal year 2016 and four quarters of benefit in fiscal year 2015.
Our effective tax rate decreased in fiscal year 2015 from fiscal year 2014 primarily due to a favorable shift in the geographic mix of earnings, including a decrease in the amount of loss from our VPT business in Germany, a jurisdiction for which we have a full valuation allowance, partially offset by the impact of a fluctuation in foreign currency exchange rates. In addition, our effective tax rate in fiscal year 2015 reflected a full year’s benefit of the federal research and development credit, while the effective tax rate in fiscal year 2014 reflected only one quarter’s benefit of the credit.
In general, our effective income tax rate differs from the U.S. federal statutory rate primarily because our foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and our domestic earnings are subject to state income taxes. See Note 14, "Taxes on Earnings" of the Notes to the Consolidated Financial Statements for further information.
Diluted Net Earnings Per Share

	Fiscal Years
	2016	Percent Change	2015	Percent Change	2014
Diluted net earnings per share	$4.19	2%	$4.09	7%	$3.83
Diluted net earnings per share increased in fiscal year 2016 over fiscal year 2015 primarily due to a reduction in the number of diluted shares of common stock outstanding due to share repurchases partially offset by an increase in the effective tax rate. Diluted earnings per share in fiscal year 2016 was negatively impacted by $24.8 million in legal expenses and $16.9 million in costs associated with the separation of our Imaging Components business.
Diluted net earnings per share increased in fiscal year 2015 over fiscal year 2014 primarily due to a reduction in the number of diluted shares of common stock outstanding due to share repurchases and a decrease in the effective tax rate, partially offset by a decrease in earnings before taxes. Diluted net earnings per share in fiscal year 2015 was negatively impacted by a $13.3 million charge relating to our restructuring programs and fiscal year 2014 was negatively impacted by a litigation settlement expense of $25.1 million and an impairment charge of $7.7 million for our investment in Augmenix.

Gross Orders

Total Gross Orders (by segment)	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Oncology Systems	$2,723.6	1%	$2,696.9	—%	$2,684.4
Imaging Components	571.4	(6)%	605.1	(16)%	722.5
Other	104.7	(67)%	317.2	163%	120.4
Total Gross Orders	$3,399.7	(6)%	$3,619.2	3%	$3,527.3

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
Oncology Systems Gross Orders

Gross Orders by region	Fiscal Years
(Dollars in millions)	2016	Percent Change	Constant Currency	2015	Percent Change	Constant Currency	2014
Americas	$1,437.5	4%	4%	$1,381.3	1%	1%	$1,369.3
EMEA	772.9	(6)%	(4)%	826.0	—%	12%	826.2
APAC	513.2	5%	3%	489.6	—%	9%	488.9
Total Oncology Systems Gross Orders	$2,723.6	1%	2%	$2,696.9	—%	6%	$2,684.4

North America	$1,312.9	5%	5%	$1,255.4	3%	4%	$1,214.4
International	1,410.7	(2)%	(1)%	1,441.5	(2)%	8%	1,470.0
Total Oncology Systems Gross Orders	$2,723.6	1%	2%	$2,696.9	—%	6%	$2,684.4

The Americas Oncology Systems gross orders increased in fiscal year 2016 over fiscal year 2015 primarily due to an increase in gross orders from hardware products in North America, and to a lesser extent an increase in gross orders from services in North America, primarily offset by a decrease in gross orders from software licenses in North America. The Americas Oncology Systems gross orders increased in fiscal year 2015 over fiscal year 2014 primarily due to an increase in gross orders from services and hardware products in North America, primarily offset by a decrease in gross orders from hardware products in Latin America and software licenses in North America.

EMEA Oncology Systems gross orders decreased in fiscal year 2016 over fiscal year 2015 primarily due to a decrease in gross orders from hardware products, and to a lesser extent decreases in gross orders from software licenses and services. EMEA Oncology Systems gross orders were flat in fiscal year 2015 over fiscal year 2014 primarily due to an increase in gross orders from services, offset by a decrease in gross orders from hardware products.

APAC Oncology Systems gross orders increased in fiscal year 2016 over fiscal year 2015 primarily due to increases in gross orders from services and hardware products. APAC Oncology Systems gross orders were flat in fiscal year 2015 over fiscal year 2014 due to increases in gross orders from services and software licenses, mostly offset by a decrease in gross orders from hardware products.
The extra week of operations in fiscal year 2015 approximately contributed an additional $7 million in Oncology Systems service gross orders in fiscal year 2015.

The trailing 12 month percentage change in gross orders for Oncology Systems at September 30, 2016, and for the three immediately prior fiscal quarters were:

	September 30, 2016	July 1, 2016	April 1, 2016	January 1, 2016
Americas	4%	1%	—%	2%
EMEA	(6)%	4%	4%	(5)%
APAC	5%	1%	(1)%	(5)%
North America	5%	7%	3%	4%
International	(2)%	(2)%	(1)%	(7)%
Total Oncology Systems Gross Orders	1%	2%	1%	(2)%

Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations. In recent years the percentage of domestic gross orders has increased but we expect in the long-term international gross orders, specifically emerging markets, will grow as a percentage of overall orders. Oncology Systems gross orders are affected by foreign currency fluctuations. In addition, the availability of government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.
Imaging Components Gross Orders

Gross Orders by region	Fiscal Years
(Dollars in millions)	2016	Percent Change	2015	Percent Change	2014
Americas	$176.8	(14)%	$204.9	(8)%	$222.1
EMEA	189.0	29%	146.2	(35)%	223.6
APAC	205.6	(19)%	254.0	(8)%	276.8
Total Imaging Components Systems Gross Orders	$571.4	(6)%	$605.1	(16)%	$722.5

North America	$170.2	(13)%	$195.8	(9)%	$216.2
International	401.2	(2)%	409.3	(19)%	506.3
Total Imaging Components Systems Gross Orders	$571.4	(6)%	$605.1	(16)%	$722.5
The Americas Imaging Components gross orders decreased in fiscal year 2016 over fiscal year 2015 primarily due to a decrease in gross orders from flat panel products, partially offset by an increase in gross orders from our acquisitions completed in the second half fiscal year 2015. The decrease in gross orders from flat panel products in fiscal year 2016 was primarily due to pricing pressures resulting from a strong U.S. Dollar and a decision of a customer to in-source some of their flat panel products in the second half of fiscal year 2015. The Americas Imaging Components gross orders decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in gross orders from flat panel products, and to a lesser extent, a decrease in gross orders from X-ray tube products, partially offset by an increase in gross orders from security and inspection products.
EMEA Imaging Components gross orders increased in fiscal year 2016 over fiscal year 2015 primarily due to an increase in gross orders from our acquisitions completed in the second half of fiscal year 2015, and to a lesser extent, increases in gross orders from security and inspection products, X-ray tube products and flat panel products. EMEA Imaging Components gross orders decreased in fiscal year 2015 over fiscal year 2014, primarily due to a decrease in gross orders from security and inspection products, and to a lesser extent a decrease in gross orders from X-ray tube products.
APAC Imaging Components gross orders decreased in fiscal year 2016 over fiscal year 2015 primarily due to a decrease in gross orders from flat panel products, partially offset by an increase in gross orders from our acquisitions completed in the second half fiscal year 2015. The decrease in flat panel gross orders in the fiscal year 2016 was primarily due to pricing pressures resulting from a strong U.S. Dollar and the timing of several large orders in flat panel products in the prior comparable period. APAC Imaging Components gross orders decreased in fiscal year 2015 over fiscal year 2014 primarily due to a decrease in gross orders from X-ray tube products, and to a lesser extent, a decrease in gross orders from security and inspection products.
Because gross order transactions in Imaging Components are generally denominated in U.S. Dollars, fluctuations in currency exchange rates did not have a material direct translational impact on Imaging Components international gross orders. However, a strong U.S. Dollar against certain foreign currencies has increased pricing pressures and has made our X-ray tube and flat panel products relatively more expensive as compared to competitors' products sold in non-U.S. Dollar currencies.
Other Gross Orders
The “Other” category gross orders decreased in fiscal year 2016 over fiscal year 2015 primarily due to VPT recording two proton therapy product gross orders in fiscal year 2016 compared to six proton therapy gross orders in fiscal year 2015. The “Other” category gross orders increased in fiscal year 2015 over fiscal year 2014 primarily due to VPT recording six proton therapy product gross orders in fiscal year 2015, compared to three proton therapy product gross orders in fiscal year 2014.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Backlog at September 30, 2016 was $3.5 billion, including approximately $272 million in VPT backlog, which was a decrease of 1% over the backlog at October 2, 2015. Our Oncology Systems backlog at September 30, 2016 was 3% higher than the backlog at October 2, 2015, which reflected a 7% increase for North America and no change for our international region.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. In fiscal years 2016, 2015 and 2014, our backlog adjustments were a reduction of $203.8 million, $214.9 million and $176.3 million, respectively.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises and employee stock purchases. Our cash usage is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

	September 30,	October 2,
(In millions)	2016	2015	Increase (Decrease)
Cash and cash equivalents	$843.5	$845.5	$(2.0)
The decrease in cash and cash equivalents in fiscal year 2016 compared to fiscal year 2015 was due to $461.3 million of cash used for the repurchase of shares of VMS common stock, $80.4 million used for purchases of property, plant and equipment, $21.7 million used for the issuance of notes receivable, and $21.1 million used for asset and business acquisitions, net of cash acquired. These decreases were mostly offset by $356.3 million in cash provided by operating activities, $167.1 million in net borrowings under our credit facility agreements, and $60.6 million of cash provided by stock option exercises and employee stock purchases.
At September 30, 2016, we had approximately $43.0 million, or 5%, of cash and cash equivalents in the United States. Approximately $800.5 million, or 95%, of cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of September 30, 2016, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions, and other corporate purposes.
Cash Flows

	Fiscal Years
(In millions)	2016	2015	2014
Net cash flow provided by (used in):
Operating activities	$356.3	$469.6	$449.0
Investing activities	(109.2)	(210.9)	(133.1)
Financing activities	(245.8)	(276.7)	(595.5)
Effects of exchange rate changes on cash and cash equivalents	(3.3)	14.2	11.0
Net decrease in cash and cash equivalents	$(2.0)	$(3.8)	$(268.6)
Our primary cash inflows and outflows for fiscal years 2016, 2015, and 2014, were as follows:

•
We generated net cash from operating activities of $356.3 million in fiscal year 2016, compared to $469.6 million in fiscal year 2015. The $113.3 million decrease in net cash from operating activities during fiscal year 2016 compared to fiscal year 2015 was driven primarily by a decrease of $92.4 million in the net change from operating assets and liabilities (working capital items), a decrease of $11.6 million in non-cash items, and a decrease of $9.3 million in net earnings.

The major contributors to the net change in operating assets and liabilities in fiscal year 2016 were as follows:

•	Accounts receivable increased $168.3 million primarily due to higher revenues and timing of collections in Oncology Systems and an increase in unbilled receivables in VPT.

•
Inventories increased $27.7 million mainly due to increases in inventories in Imaging Components and VPT in anticipation of future demand, partially offset by a decrease in inventories in Oncology Systems due to increased sales activity.

•
Accrued liabilities and other long-term liabilities increased $61.0 million primarily due to timing of payments processed for employee compensation, an increase in our long-term pension liability and timing of income tax payments.

•	Deferred revenues decreased $40.2 million primarily due to timing of revenue recognition in Oncology Systems and timing of customer payments in VPT.

The $20.6 million increase in net cash from operating activities during fiscal year 2015 compared to fiscal year 2014 was driven primarily by an increase of $23.1 million in net change from operating assets and liabilities (working capital items) and an increase of $8.3 million in net earnings, partially offset by a decrease of $10.8 million in non-cash items.

The major contributors to the net change in operating assets and liabilities in fiscal year 2015 were as follows:

•	Accounts receivable increased $79.4 million primarily due to longer payment cycles and higher revenues in VPT.

•
Inventories increased $41.6 million due to an increase in inventories in Imaging Components and Oncology Systems in anticipation of future demand, partially offset by a decrease in inventories in VPT as a result of the recognition of revenue relating to MPTC.

•
Deferred revenues increased $71.6 million due to receipts of down payments for orders for which revenues have not been recognized and due to the nature of contracts and timing of customer acceptances primarily in Oncology Systems.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, collection of accounts receivable, inventory management, and the timing and amount of tax and other payments. See Item 1A, “Risk Factors.”

•
Investing activities used $109.2 million of net cash in fiscal year 2016, compared to $210.9 million of net cash used in fiscal year 2015 and $133.1 million of net cash used in fiscal year 2014. Cash used for purchases of property, plant and equipment were $80.4 million in fiscal year 2016, $91.4 million in fiscal year 2015 and $89.6 million in fiscal year 2014, representing our continued investment to expand our infrastructure. During fiscal year 2016, we also used $21.7 million for the issuance of notes receivable and $21.1 million of net cash primarily for asset and business acquisitions, net of cash acquired. During fiscal year 2015, we also used $95.3 million of net cash for acquisitions of businesses, and $23.7 million for issuance of notes receivable. During fiscal year 2014, we used $45.2 million to fund a portion of our loan commitment to CPTC, $31.5 million for acquisitions of businesses and $5.5 million for issuance of notes receivable, partially offset by $38.1 million received from the sale of a portion of our loan to CPTC.

•
Financing activities used $245.8 million of net cash in fiscal year 2016, compared to $276.7 million of net cash used in fiscal year 2015 and $595.5 million of net cash provided in fiscal year 2014. In fiscal year 2016, we used $461.3 million of net cash for the repurchase of VMS common stock compared to $422.0 million in fiscal year 2015 and $627.7 million in fiscal year 2014. Cash provided by financing activities included cash proceeds from employee stock option exercises and employee stock purchases of $60.6 million, $91.0 million and $99.7 million in fiscal years 2016, 2015 and 2014, respectively. We had $167.1 million in net borrowings under our credit facility agreements in fiscal year 2016 compared to $58.6 million in fiscal year 2015. In fiscal year 2014, we repaid $68.8 million of our credit facility agreement and other bank borrowings.

In connection with our planned separation of Varex, we are reviewing our capital allocation strategies, some of which could have a significant impact on our liquidity but which, if there were a negative liquidity impact, is not expected to exceed a cash transfer of approximately $75 million from Varian to Varex.
We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 3% of revenues in fiscal year 2017.
On August 27, 2013, VMS entered into an agreement, as amended to date, ("Credit Agreement") with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Debt Lenders"). The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $500 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million, and the aggregate commitments under the 2013 Revolving Credit Facility, may be increased by up to $100 million, In September 2016, VMS amended its Credit Agreement to obtain the Debt Lenders' consent to the separation of its Imaging Components business, waive any potential default that may arise as a result of the separation, and increase the maximum consolidated leverage ratio that we must maintain. The Credit Agreement will expire in August 2018. The Credit Agreement contains provisions that limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes. We may prepay, reduce or terminate the commitments without penalty.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2016, the Sumitomo Credit Facility was extended and will expire in February 2017.
The following table summarizes our short-term and long-term debt:

	September 30, 2016		October 2, 2015
(In millions except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current portion of 2013 Term Loan Facility	$50.0	1.65%	$50.0	1.32%
2013 Revolving Credit Facility	300.0	1.91%	90.0	1.57%
Sumitomo Credit Facility	29.6	0.53%	18.4	0.63%
Total short-term debt	$379.6		$158.4

2013 Term Loan Facility	$287.5	1.65%	$337.5	1.32%
Total long-term debt	$287.5		$337.5
See Note 7, "Borrowings" of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

	Fourth Quarter of Fiscal Year 2016	Fiscal Years
(In millions except for percentages)		2016	2015	2014
Amount outstanding (at end of period)	$329.6	$329.6	$108.4	$—
Weighted average interest rate (at end of period)	1.78%	1.78%	1.41%	—%
Average amount outstanding (during period)	$366.3	$320.8	$104.5	$8.2
Weighted average interest rate (during period)	1.79%	1.68%	1.48%	0.72%
Maximum month-end amount outstanding during period	$406.5	$431.6	$140.0	$29.6
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
Total debt as a percentage of total capital increased to 27.7% at September 30, 2016 from 22.3% at October 2, 2015 primarily due to increased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 1.62 to 1 at September 30, 2016 from 1.74 to 1 at October 2, 2015.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) was 93 days at September 30, 2016 compared to 90 days at October 2, 2015. Excluding VPT, DSO was 85 days at September 30, 2016 compared to 82 days at October 2, 2015. Our accounts receivable and DSO are impacted by a number of factors, primarily including the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions and the effects of continued economic instability. As of September 30, 2016, approximately 6% of our accounts receivable balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Fiscal Years
(In millions, except per share amounts)	2016	2015	2014
Number of shares	5.7	4.8	7.8
Average repurchase price per share	$81.61	$87.47	$80.52
Total cost	$461.3	$422.0	$624.0
The repurchased shares include shares of VMS common stock repurchased under various accelerated share repurchase agreements. All shares that were repurchased have been retired.
In November 2015, the VMS Board of Directors authorized the repurchase of 8.0 million shares of VMS common stock through December 31, 2016. As of September 30, 2016, approximately 3.8 million shares of VMS common stock remained available for repurchase under the November 2015 authorization. In November 2016, the VMS Board of Directors authorized the repurchase of additional 8.0 million shares of VMS common stock commencing on January 1, 2017.
For more details see Note 11, "Stockholders' Equity and Noncontrolling Interests" of the Notes to the Consolidated Financial Statements for further discussion.
Contractual Obligations
The following summarizes our contractual obligations as of September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Fiscal Year	Fiscal Years	Fiscal Years
(In millions)	2017	2018-2019	2020-2021	Beyond	Total
Long-term debt (1) (including current maturities)	$50.0	$287.5	$—	$—	$337.5
Interest obligation on long-term debt (including current maturities) (2)	5.3	4.0	—	—	9.3
Operating leases (3)	27.5	36.1	23.3	19.4	106.3
Purchase obligations (4)	27.9	35.2	13.8	—	76.9
Defined benefit pension plans (5)	7.2	—	—	—	7.2
Total (6)	$117.9	$362.8	$37.1	$19.4	$537.2

(1)	For further discussion regarding long-term debt, see Note 7, "Borrowings" of the Notes to the Consolidated Financial Statements.

(2)	Interest on long-term debt has been calculated based on the interest rate applicable as of September 30, 2016.

(3)	Operating leases include future minimum lease payments under all our non-cancellable operating leases as of September 30, 2016.

(4)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and non-cancellable. Purchase obligations do not include agreements that are cancellable without penalty.

(5)
As further described in Note 10, "Retirement Plans" of the Notes to the Consolidated Financial Statements, our post-retirement benefit plan is not presented in the table above as it is not material. As of September 30, 2016, the remaining defined benefit pension plans were underfunded by $40.2 million. Due to the impact of future plan asset performance, changes in interest rates and other economic and demographic assumptions, the potential for changes in legislation in the United States and other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions necessary to fund our defined benefit pension plans beyond the next fiscal year.

(6)	The following items are not included in the table above:

•
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and may also include other long-term tax liabilities. As of September 30, 2016, our total liability for uncertain tax positions was $46.2 million, of which we do not anticipate a payment in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions. See a detailed discussion in Note 14, "Taxes on Earnings" of the Notes to the Consolidated Financial Statements.

•
As further described in Note 9, “Commitments and Contingencies,” of the Notes to the Consolidated Financial Statements, as of September 30, 2016, we had accrued $8.1 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations becomes more clearly defined.

•
As further described in Note 16, "VPT Loans,” of the Notes to the Consolidated Financial Statements, as of September 30, 3016, our outstanding commitment under the loan to MPTC was $11.4 million, which was paid in October 2016. As of September 30, 2016, our outstanding commitment under the loans to CPTC was $1.1 million and is expected to be drawn down over the next 12 months.

•
As further described in Note 6, “Related Party Transactions” of the Notes to the Consolidated Financial Statements, as of September 30, 2016, we had an estimated fixed cost commitment of $4.5 million related to dpiX's amended agreement through December 31, 2016. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year.

•
As further described in Note 11, "Stockholders' Equity and Noncontrolling Interests" of the Notes to the Consolidated Financial Statements, in October 2015, we committed to grant the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share and (2) a put right for their MeVis shares at €19.77 per MeVis share. As of September 30, 2016, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.4% of the outstanding shares.

•
In connection with the acquisitions of businesses in prior years, we entered into agreements which include provisions to make additional consideration payments upon the achievement of certain milestones by the acquired businesses. As of September 30, 2016, the accrual for potential contingent consideration under these agreements was $1.3 million.

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
Off-Balance Sheet Arrangements

In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 30, 2016, we have not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Accounting Pronouncement Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the Consolidated Balance Sheets. The amendment is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We adopted this amendment in the third quarter of fiscal year 2016, on a retrospective basis. To conform to the current year presentation, we decreased current deferred tax assets by $132.1 million and current deferred tax liabilities, which was included in accrued liabilities, by $6.3 million and increased long-term deferred tax assets by $110.0 million and decreased deferred tax liabilities, which was included in other long-term liabilities, by $15.8 million, on our Consolidated Balance Sheet as of October 2, 2015. The adoption of this amendment had no impact to our Consolidated Statements of Earnings or Statements of Cash Flows.
Recent Accounting Standards or Updates Not Yet Effective
In November 2016, the FASB amended its guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents in the statement of cash flow. The amendment will be effective for us beginning in our first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In October 2016, the FASB amended its guidance for tax accounting for intra-entity asset transfers. The amendment removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendment will be effective for us beginning in our first quarter of fiscal year 2019. Early adoption is permitted. The amendment is required to be adopted on a modified retrospective basis. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In August 2016, the FASB issued an amendment to its accounting guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment will be effective for us beginning in our first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively unless it is impracticable. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In June 2016, the FASB issued an amendment to its accounting guidance related to impairment of financial instruments. The amendment adds a new impairment model that is based on expected losses rather than incurred losses. The amendment will be effective for us beginning in our first quarter of fiscal year 2021 with early adoption permitted beginning in the first quarter of fiscal year 2020. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In March 2016, the FASB issued an amendment to its accounting guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amendment will be effective for us beginning in our first quarter of fiscal year 2018 with early adoption permitted. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In February 2016, the FASB issued a new standard on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for us beginning in our first quarter of fiscal year 2020 with early adoption permitted. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In January 2016, the FASB issued an amendment to its accounting guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for us beginning in our first quarter of fiscal year 2019. We are evaluating the impact of adopting this amendment to our consolidated financial statements.
In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new standard became effective for us beginning in our first quarter of fiscal year 2017. The new standard is not expected to have a material impact to our consolidated financial statements.
In July 2015, the FASB issued an amendment to its accounting guidance related to inventory measurement. The amendment requires inventory measured using first-in, first-out (FIFO) or average cost to be subsequently measured at the lower of cost and net realizable value, thereby simplifying the current guidance that requires an entity to measure inventory at the lower of cost or market. The amendment will be effective for us beginning in our first quarter of fiscal year 2018. The amendment is not expected to have a material impact to our consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to internal use software. The amendment clarifies that the software license element of a cloud computing arrangements should be accounted for consistent with the acquisition of other software licenses. The amendment became effective for us beginning in our first quarter of fiscal year 2017. The amendment is not expected to have a material impact to our consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to retirement benefits. The amendment provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The amendment also provides a practical expedient that permits an entity that has a significant event in an interim period to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendment became effective for us beginning in our first quarter of fiscal year 2017. The amendment is not expected to have a material impact to our consolidated financial statements.
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

In February 2015, the FASB issued an amendment to its accounting guidance related to consolidation. The amendment modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment became effective for us beginning in our first quarter of fiscal year 2017. The amendment is not expected to have a material impact to our consolidated financial statements.
In June 2014, the FASB issued an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The amendment became effective for us beginning in our first quarter of fiscal year 2017. The amendment is not expected to have a material impact to our consolidated financial statements.
In May 2014, the FASB issued a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for us beginning in our first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. We currently anticipate adopting this standard using the full retrospective method to restate each prior period presented. We are evaluating the timing and the impact of adopting this standard to our consolidated financial statements.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; our proportionate share of this commitment is $4.4 million. There were no other significant changes to the loan agreements. As of September 30, 2016, our outstanding commitment under the CPTC loans was $1.1 million and is expected to be drawn down over the next 12 months. As of September 30, 2016, even though patient volumes continued to increase, CPTC was not in compliance with one of the patient volume covenants in the forbearance agreement, which would allow the Lenders to cease funding under the Tranche C loan and terminate the forbearance agreement.
Financing receivables include notes receivable from NYPC and MPTC of $18.5 million and $40.7 million, respectively.
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
The notional values and the weighted average contractual foreign currency exchange rates of our sold and purchased foreign currency forward contracts outstanding at September 30, 2016 were as follows:

(Dollars in millions)	Notional Value Sold	Notional Value Purchased	Weighted Average Contract Rate (Foreign Currency Units per USD)
Australian Dollar	$21.2	$—	1.31
Brazilian Real	7.1	—	3.28
Canadian Dollar	—	3.0	1.31
Euro	159.2	1.0	0.89
Indian Rupee	9.1	—	67.00
Japanese Yen	69.3	—	101.18
Swedish Krona	4.5	—	8.56
Swiss Franc	—	94.0	0.97
Totals	$270.4	$98.0
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of September 30, 2016. The principal amount of cash and cash equivalents at September 30, 2016 totaled $843.5 million with a weighted average interest rate of 0.24%. At September 30, 2016, our available-for-sale investments included loans of $95.3 million (including accrued interest) to CPTC, which bears interest at the LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are carried at fair value.
Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 0.875% to 1.125% based on a leverage ratio involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.125% based on the same leverage ratio, depending upon instructions from the Company.
Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.125% to 1.375% based on a leverage ratio involving funded indebtedness and EBITDA, or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.125% to 0.375% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility have a maturity of approximately 30 days if based on the Eurodollar Rate and the same maturity as the 2013 Term Loan Facility if based on the base rate.
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our 2013 Term Loan Facility and 2013 Revolving Credit Facility. At September 30, 2016, borrowings under the 2013 Term Loan Facility totaled $337.5 million with a weighted average interest rate of 1.65%, borrowings under the 2013 Revolving Credit Facility totaled $300.0 million with a weighted average interest rate of 1.91%. If the amount outstanding under our 2013 Credit Facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $6.4 million. See a detailed discussion of our credit facilities in “MD&A – Liquidity and Capital Resources.”

In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of September 30, 2016, the outstanding balance under the Sumitomo Credit Facility was $29.6 million with a weighted average interest of 0.53%.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio, borrowings, but may consider the use of derivative instruments in the future.
The fair value of our loans to CPTC was $95.3 million at September 30, 2016, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase these loans from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
The estimated fair value of our term loan payable in fiscal year 2018, at September 30, 2016, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
Although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.

Item 8. Financial Statements and Supplementary Data
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In millions, except per share amounts)	2016	2015	2014
Revenues:
Product	$2,142.3	$2,077.9	$2,083.8
Service	1,075.5	1,021.2	966.0
Total revenues	3,217.8	3,099.1	3,049.8
Cost of revenues:
Product	1,411.9	1,390.2	1,314.6
Service	444.6	426.2	433.5
Total cost of revenues	1,856.5	1,816.4	1,748.1
Gross margin	1,361.3	1,282.7	1,301.7
Operating expenses:
Research and development	253.5	245.2	234.8
Selling, general and administrative	540.1	488.5	470.6
Separation costs	16.9	—	—
Litigation settlement	—	—	25.1
Total operating expenses	810.5	733.7	730.5
Operating earnings	550.8	549.0	571.2
Interest income	17.4	13.6	10.5
Interest expense	(11.8)	(7.9)	(7.2)
Earnings before taxes	556.4	554.7	574.5
Taxes on earnings	153.7	142.7	170.8
Net earnings	402.7	412.0	403.7
Less: Net earnings attributable to noncontrolling interests	0.4	0.5	—
Net earnings attributable to Varian	$402.3	$411.5	$403.7
Net earnings per share - basic	$4.22	$4.13	$3.88
Net earnings per share - diluted	$4.19	$4.09	$3.83
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	95.4	99.7	104.0
Weighted average shares outstanding - diluted	96.0	100.6	105.3
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal Years
(In millions)	2016	2015	2014
Net earnings	$402.7	$412.0	$403.7
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Net loss arising during the year, net of tax benefit of $4.3, $0.9 and $0.9	(21.4)	(4.7)	(9.6)
Prior service credit arising during the year, net of tax expense of ($0.2), $0.0 and ($1.2)	1.1	—	2.1
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit (expense) of $0.2, $0.1 and ($0.1)	(0.4)	(0.2)	0.1
Amortization, settlement curtailment of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.5), ($0.6) and ($0.5)	3.5	2.9	3.4
	(17.2)	(2.0)	(4.0)
Derivative instruments:
Change in unrealized gain (loss), net of tax benefit (expense) of $0.4, ($0.8) and ($1.4)	(0.6)	1.4	2.5
Reclassification adjustments, net of tax benefit (expense) of ($0.4), $1.4 and $0.5	0.6	(2.4)	(0.8)
	—	(1.0)	1.7
Available-for-sale securities:
Change in unrealized loss, net of tax benefit of $0.1, $0.1 and $0.0	(0.3)	(0.1)	—
Reclassification adjustments, net of tax expense of ($0.2), $0.0 and $0.0	0.4	—	—
	0.1	(0.1)	—
Currency translation adjustment	2.8	(24.8)	(16.2)
Other comprehensive loss	(14.3)	(27.9)	(18.5)
Comprehensive earnings	388.4	384.1	385.2
Less: Comprehensive earnings attributable to noncontrolling interests	0.4	0.5	—
Comprehensive earnings attributable to Varian	$388.0	$383.6	$385.2
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	October 2,
(In millions, except par values)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$843.5	$845.5
Short-term investments	95.3	—
Accounts receivable, net of allowance for doubtful accounts of $24.4 at September 30, 2016 and $21.2 at October 2, 2015	891.8	770.9
Inventories	639.7	612.6
Prepaid expenses and other current assets	145.7	164.0
Total current assets	2,616.0	2,393.0
Property, plant and equipment, net	379.2	379.2
Goodwill	294.7	283.5
Intangible assets	104.7	72.6
Deferred tax assets	138.9	119.4
Other assets	282.5	331.0
Total assets	$3,816.0	$3,578.7
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$201.1	$202.9
Accrued liabilities	412.7	347.2
Deferred revenues	620.6	668.2
Short-term borrowings	329.6	108.4
Current maturities of long-term debt	50.0	50.0
Total current liabilities	1,614.0	1,376.7
Long-term debt	287.5	337.5
Other long-term liabilities	160.0	138.2
Total liabilities	2,061.5	1,852.4
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	10.3	—
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 93.7 and 98.1 shares issued and outstanding at September 30, 2016 and at October 2, 2015, respectively	93.7	98.1
Capital in excess of par value	678.6	682.2
Retained earnings	1,069.0	1,017.8
Accumulated other comprehensive loss	(100.8)	(86.5)
Total Varian stockholders' equity	1,740.5	1,711.6
Noncontrolling interests	3.7	14.7
Total equity	1,744.2	1,726.3
Total liabilities, redeemable noncontrolling interests and equity	$3,816.0	$3,578.7
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2016	2015	2014
Cash flows from operating activities:
Net earnings	$402.7	$412.0	$403.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	48.3	46.3	39.6
Tax benefits from exercises of share-based payment awards	3.0	12.6	10.9
Excess tax benefits from share-based compensation	(3.9)	(12.6)	(10.9)
Depreciation	64.2	60.1	57.7
Amortization of intangible assets	15.6	8.4	4.8
Deferred taxes	(23.9)	5.4	15.9
Impairment charges	2.2	—	7.7
Provision for doubtful accounts receivable	3.5	1.1	7.2
Other, net	2.1	1.4	0.4
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(168.3)	(79.4)	(74.5)
Inventories	(27.7)	(41.6)	(43.3)
Prepaid expenses and other assets	8.0	(8.2)	(3.3)
Accounts payable	9.7	6.5	2.0
Accrued liabilities and other long-term liabilities	61.0	(14.0)	(0.8)
Deferred revenues	(40.2)	71.6	31.9
Net cash provided by operating activities	356.3	469.6	449.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(80.4)	(91.4)	(89.6)
Acquisitions, net of cash acquired	(21.1)	(95.3)	(31.5)
Issuance of notes receivable	(21.7)	(23.7)	(5.5)
Sale of notes receivable	8.3	—	—
Sale of available-for-sale securities	8.6	0.6	38.1
Investment in available-for-sale securities	(3.3)	(1.8)	(45.2)
Other	0.4	0.7	0.6
Net cash used in investing activities	(109.2)	(210.9)	(133.1)
Cash flows from financing activities:
Repurchases of common stock	(461.3)	(422.0)	(627.7)
Proceeds from issuance of common stock to employees	60.6	91.0	99.7
Excess tax benefits from share-based compensation	3.9	12.6	10.9
Employees' taxes withheld and paid for restricted stock and restricted stock units	(11.0)	(16.3)	(8.8)
Borrowings under credit facility agreement	83.0	145.0	—
Repayments under credit facility agreement and other bank borrowings	(133.0)	(195.0)	(68.8)
Net borrowings under the credit facility agreements with maturities less than 90 days	217.1	108.6	—
Contingent consideration and hold back	(5.6)	(3.4)	(0.7)
Other	0.5	2.8	(0.1)
Net cash used in financing activities	(245.8)	(276.7)	(595.5)
Effects of exchange rate changes on cash and cash equivalents	(3.3)	14.2	11.0
Net decrease in cash and cash equivalents	(2.0)	(3.8)	(268.6)
Cash and cash equivalents at beginning of period	845.5	849.3	1,117.9
Cash and cash equivalents at end of period	$843.5	$845.5	$849.3
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balances at September 27, 2013	106.5	$106.5	$637.1	$1,010.3	$(40.1)	$1,713.8	$—	$1,713.8
Net earnings	—	—	—	403.7	—	403.7	—	403.7
Other comprehensive loss	—	—	—	—	(18.5)	(18.5)	—	(18.5)
Issuance of common stock	2.3	2.3	97.4	—	—	99.7	—	99.7
Tax benefits from exercises of share-based payment awards	—	—	10.9	—	—	10.9	—	10.9
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(0.1)	(0.1)	(8.7)	—	—	(8.8)	—	(8.8)
Share-based compensation expense	—	—	39.6	—	—	39.6	—	39.6
Repurchases of common stock	(7.7)	(7.7)	(133.5)	(482.8)	—	(624.0)	—	(624.0)
Balances at September 26, 2014	101.0	101.0	642.8	931.2	(58.6)	1,616.4	—	1,616.4
Net earnings	—	—	—	411.5	—	411.5	0.5	412.0
Other comprehensive loss	—	—	—	—	(27.9)	(27.9)	—	(27.9)
Issuance of common stock	2.1	2.1	88.9	—	—	91.0	—	91.0
Tax benefits from exercises of share-based payment awards	—	—	12.6	—	—	12.6	—	12.6
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(0.2)	(0.2)	(16.1)	—	—	(16.3)	—	(16.3)
Share-based compensation expense	—	—	46.3	—	—	46.3	—	46.3
Repurchases of common stock	(4.8)	(4.8)	(92.3)	(324.9)	—	(422.0)	—	(422.0)
Acquisition of MeVis Medical Solutions AG	—	—	—	—	—	—	10.2	10.2
Capital contributions by minority shareholders	—	—	—	—	—	—	4.0	4.0
Balances at October 2, 2015	98.1	98.1	682.2	1,017.8	(86.5)	1,711.6	14.7	1,726.3
Net earnings	—	—	—	402.3	—	402.3	(0.1)	402.2
Other comprehensive loss	—	—	—	—	(14.3)	(14.3)	—	(14.3)
Issuance of common stock	1.4	1.4	60.5	—	—	61.9	—	61.9
Tax benefits from exercises of share-based payment awards	—	—	3.0	—	—	3.0	—	3.0
Shares repurchased for tax withholdings on vesting of restricted stock and restricted stock units	(0.1)	(0.1)	(10.9)	—	—	(11.0)	—	(11.0)
Share-based compensation expense	—	—	48.3	—	—	48.3	—	48.3
Repurchases of common stock	(5.7)	(5.7)	(104.5)	(351.1)	—	(461.3)	—	(461.3)
Reclassification of noncontrolling interests in MeVis Medical Solutions AG to redeemable noncontrolling interests	—	—	—	—	—	—	(10.4)	(10.4)
Other	—	—	—	—	—	—	(0.5)	(0.5)
Balances at September 30, 2016	93.7	$93.7	$678.6	$1,069.0	$(100.8)	$1,740.5	$3.7	$1,744.2
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
On May 23, 2016, the Company announced its intention to separate its Imaging Components business from the remainder of its businesses through a pro rata distribution of the common stock of a new entity, named Varex Imaging Corporation (“Varex”). Varex was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Company's Imaging Components business. Following the separation and distribution, Varex will be an independent, publicly traded company. The distribution is subject to certain conditions, including, among others, final approval of the Varian board of directors, receipt of one or more opinions with respect to certain U.S. federal income tax matters relating to the separation and the Securities and Exchange Commission ("SEC") declaring the effectiveness of the registration statement. There can be no assurance regarding the ultimate timing of the proposed transaction. In fiscal year 2016, the Company incurred $16.9 million of costs relating to the separation. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
Reclassifications
In the third quarter of fiscal year 2016, the Company began presenting all deferred tax assets and liabilities as noncurrent on its Consolidated Balance Sheets and adjusted prior year amounts as discussed further in "Accounting Pronouncements Recently Adopted" below. In addition, certain other reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2016 was the 52-week period that ended on September 30, 2016. Fiscal year 2015 was the 53-week period that ended on October 2, 2015 and fiscal year 2014 was the 52-week period that ended on September 26, 2014.
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

Consolidation of Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. For fiscal years 2016, 2015 and 2014, the Company did not consolidate any variable interest entities because the Company was not the primary beneficiary.
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
Foreign Currency Translation
The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Earnings. The aggregate net gains (losses) resulting from foreign currency transactions and remeasurement of foreign currency balances into U.S. dollars that were included in the Consolidated Statements of Earnings were $1.6 million, $(2.0) million and $(0.5) million in fiscal years 2016, 2015 and 2014, respectively. For the foreign subsidiary where the local currency is the functional currency, translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive income (loss). See Note 8, "Derivative Instruments and Hedging Activities" regarding the Company’s hedging activities and derivative instruments. Also see Note 3, "Fair Value" regarding valuation of the Company’s derivative instruments.
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
See Note 3, "Fair Value" for additional discussions.

Available-For-Sale Investments and Notes Receivable
The Company has investments in securities that are classified as available-for-sale investments, and which are reflected on the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheets. The Company classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. The Company monitors its available-for-sale securities for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company did not record any impairment of its available-for-sale investments for fiscal years 2016, 2015 and 2014.
The Company advances notes to third parties, including its customers. The Company regularly assesses these notes for collectability by considering internal factors such as historical experience, credit quality, age of the note balances as well as external factors such as economic conditions that may affect the note holder's ability to pay.
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
The carrying value of equity investments in privately-held companies accounted for under the equity method of accounting was $49.3 million and $49.7 million for the fiscal years ended September 30, 2016 and October 2, 2015, respectively. The Company did not have any impairment loss on equity investments in privately-held companies accounted for under the equity method of accounting for fiscal years 2016, 2015 and 2014. Additionally, the Company has an investment in Augmenix, Inc. (“Augmenix”), a privately-held company, which is accounted for under the cost-method. During fiscal year 2014, the Company recognized a $7.7 million charge relating to the impairment of a portion of the investment in Augmenix. Equity investments accounted for under the cost-method, including Augmenix, totaled $18.7 million and $15.0 million for the fiscal years ended September 30, 2016 and October 2, 2015, respectively.

Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash, cash equivalents, available-for-sale investments, trade accounts receivable, notes receivable, and derivative financial instruments used in hedging activities. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. With respect to its available-for-sale investments and notes receivable, the Company performs a periodic credit evaluation of various counterparties. In addition, the Company will be exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. The Company transacts its foreign currency forward contracts with several large international and regional financial institutions and, therefore, does not consider the risk of nonperformance to be concentrated in any specific counterparty. The Company has not experienced any losses resulting from the failure of counterparty to meet its financial obligations under foreign currency forward contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, often requires its Oncology Systems, security and inspection products and Varian Particle Therapy (“VPT”) customers to provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represented more than 10% of the accounts receivable amount for any period presented.
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
Goodwill and Intangible Assets
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized primarily using the straight-line method over their estimated useful lives which generally range from two to ten years. In-process research and development (“IPR&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
Impairment of Long-lived Assets, Goodwill and Intangible Assets
The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets and identifiable intangible assets in fiscal years 2016, 2015 and 2014.
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
In fiscal years 2016, 2015 and 2014, the Company performed the annual goodwill impairment testing for the four reporting units that carried goodwill namely (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT, and found no impairment. Based upon the most recent annual goodwill analysis performed by the Company during the fourth quarter of fiscal year 2016, for Oncology Systems, X-ray tubes and flat panel products, and Security and inspection products reporting units, step one of the impairment test was not completed based on evaluation of qualitative factors, and for the VPT reporting unit for which step one was completed, the fair value was substantially in excess of carrying value.
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
Many of the Company’s revenue arrangements consist of multiple deliverables of its software and non-software products, as well as related services. In Oncology Systems, the linear accelerators are often sold with hardware and software accessory products that enhance efficiency and enable delivery of advanced radiotherapy and radiosurgery treatments. Many of the Oncology Systems hardware and software accessory products are occasionally sold on a stand-alone basis. As discussed below, the majority of the Oncology Systems products are sold with installation obligations. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator may be delivered in a reporting period but the related installation is completed in a later period. The Imaging Components business generally sells its X-ray components (including X-ray tubes, flat panel detectors and image processing tools and security and inspection products) on a stand-alone basis. However, the Imaging Components business occasionally sells its flat panel detectors, X-ray tubes and imaging processing tools as a package that is optimized for digital X-ray imaging and sells its Linatron® X-ray accelerators together with its imaging processing software and image detection products to original equipment manufacturer (“OEM”) customers that incorporate them into their inspection systems. Service contracts are often sold with Oncology Systems products, as well as with certain security and inspection products within the Imaging Components business. Revenues related to service contracts usually starts after the expiration of the warranty period for non-software products or upon acceptance for software products.

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
The Company establishes VSOE of selling price based on the price charged for a deliverable when sold separately. Occasionally for a deliverable not yet being sold separately, the Company may initially establish VSOE by management having the relevant authority. As discussed above, many products are occasionally sold in stand-alone arrangements and accordingly may have VSOE of selling price. Service contracts are sold separately through either original sale or subsequent renewal of annual contracts. The Company establishes TPE generally by evaluating the Company’s and competitors’ largely interchangeable competing products or services in stand-alone sales to similarly situated customers. The TPE for product installation is determined based on the estimated labor hours and the prevailing hourly rate charged for similar services, as well as the prices charged by outside vendors for installation of the Company’s products. For certain products for which the Company is not able to establish VSOE or TPE of selling prices, ESPs are used as the basis of their selling prices. The Company estimates selling prices following an established process that considers market conditions, including the product offerings and pricing strategies of competitors, as well as internal factors such as historical pricing practices and margin objectives. The establishment of product and service ESPs is controlled and reviewed by the appropriate level of management in all of the Company’s businesses.
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
For those software products that are not sold stand-alone or for which VSOE cannot be established or maintained, all software revenue under the contract will be deferred until the software product(s) that lack VSOE are all delivered. If the only undelivered software element that lacks VSOE is maintenance and support then the software and maintenance revenue would be recognized ratably over the term of the maintenance and support arrangement.
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
Contracts accounted for in accordance with contract accounting are billable upon achievement of milestones specified in the contracts or upon customer acceptance. Costs incurred and revenues recognized under the percentage-of-completion method in excess of customer billings are included in accounts receivable and other assets on the Consolidated Balance Sheets. Customer billings in excess of costs incurred and revenue recognized under the percentage-of-completion method, which typically reflect initial down payments, are included in deferred revenues on the Consolidated Balance Sheets. Costs incurred and revenues recognized in excess of customer billings were $111.6 million as of September 30, 2016 and $79.1 million as of October 2, 2015. Customer billings in excess of costs incurred and revenue recognized were $13.7 million as of September 30, 2016 and $53.8 million as of October 2, 2015.
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

Deferred Revenues
Deferred revenues include (i) the amount billed, billable or received applicable to non-software products for which installation and/or acceptance have not been completed (ii) the amount billed, billable or received applicable to shipment of software products but for which installation and/or final acceptance have not been completed and (iii) the amount billed, billable or received for service contracts for which the services have not been rendered. Deferred costs associated with deferred revenues are included in inventories on the Consolidated Balance Sheets. Except for government tenders, group purchases and orders with letters of credit, the Company typically requires its Oncology Systems, security and inspection and VPT customers to provide a down payment prior to transfer of risk of loss of ordered products. These payments are also recorded as deferred revenues on the Consolidated Balance Sheets.
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
Accounting Pronouncement Recently Adopted
In November 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the Consolidated Balance Sheets. The amendment is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company adopted this amendment in the third quarter of fiscal year 2016, on a retrospective basis. To conform to the current year presentation, the Company decreased current deferred tax assets by $132.1 million and current deferred tax liabilities, which was included in accrued liabilities, by $6.3 million and increased long-term deferred tax assets by $110.0 million and decreased deferred tax liabilities, which was included in other long-term liabilities, by $15.8 million, on its Consolidated Balance Sheet as of October 2, 2015. The adoption of this amendment had no impact to the Company’s Consolidated Statements of Earnings or Statements of Cash Flows.
Recent Accounting Standards or Updates Not Yet Effective
In November 2016, the FASB amended its guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents in the statement of cash flow. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In October 2016, the FASB amended its guidance for tax accounting for intra-entity asset transfers. The amendment removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. Early adoption is permitted. The amendment is required to be adopted on a modified retrospective basis. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In August 2016, the FASB issued an amendment to its accounting guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively unless it is impracticable. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.

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
In September 2015, the FASB issued a new accounting standard that eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. The new standard became effective for the Company beginning in its first quarter of fiscal year 2017. The new standard is not expected to have a material impact to the Company’s consolidated financial statements.
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
In April 2015, the FASB issued an amendment to its accounting guidance related to internal use software. The amendment clarifies that the software license element of a cloud computing arrangements should be accounted for consistent with the acquisition of other software licenses. The amendment became effective for the Company beginning in its first quarter of fiscal year 2017. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.
In April 2015, the FASB issued an amendment to its accounting guidance related to retirement benefits. The amendment provides a practical expedient that permits an entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. The amendment also provides a practical expedient that permits an entity that has a significant event in an interim period to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event. The amendment became effective for the Company beginning in its first quarter of fiscal year 2017. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.
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
In February 2015, the FASB issued an amendment to its accounting guidance related to consolidation. The amendment modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment became effective for the Company beginning in its first quarter of fiscal year 2017. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.
In June 2014, the FASB issued an amendment to its accounting guidance related to stock-based compensation. The amendment requires that a performance target that could be achieved after the requisite service period be treated as a performance condition that affects vesting, rather than a condition that affects the grant-date fair value. The amendment became effective for the Company beginning in its first quarter of fiscal year 2017. The amendment is not expected to have a material impact to the Company's consolidated financial statements.
In May 2014, the FASB issued a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company currently anticipates adopting this standard using the full retrospective method to restate each prior period presented. The Company is evaluating the timing and the impact of adopting this standard to its consolidated financial statements.

2. BALANCE SHEET COMPONENTS

The following tables summarize the Company's available-for-sale securities (in millions):

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities:
CPTC loans	$95.3	$—	$—	$95.3
Total available-for-sale securities	$95.3	$—	$—	$95.3

October 2, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities:
CPTC loans	$83.9	$—	$—	$83.9
Other	8.6	0.1	(0.3)	8.4
Non-U.S. government security	0.7	—	—	0.7
Total available-for-sale securities	$93.2	$0.1	$(0.3)	$93.0
See Note 16, "VPT Loans" for more information on California Proton Treatment Center, LLC (“CPTC”) loans.
As of September 30, 2016, available-for-sale securities are included in short-term investments because their maturity dates are less than one year. As of October 2, 2015, available-for-sale securities were included in other assets because their maturity dates were greater than one year, and the Company did not intend to sell all or a portion of its loans in the next fiscal year. As of September 30, 2016, the Company anticipates that it will recover the entire amortized cost basis of all of its available-for-sale securities and determined that no other-than-temporary impairments were required to be recognized.

	September 30,	October 2,
(In millions)	2016	2015
Inventories:
Raw materials and parts	$407.9	$348.3
Work-in-process	76.7	98.2
Finished goods	155.1	166.1
Total inventories	$639.7	$612.6

	September 30,	October 2,
(In millions)	2016	2015
Property, plant and equipment:
Land and land improvements	$49.4	$49.1
Buildings and leasehold improvements	330.2	267.0
Machinery and equipment	490.4	437.2
Construction in progress	34.2	99.6
	904.2	852.9
Accumulated depreciation and amortization	(525.0)	(473.7)
Total property, plant and equipment, net	$379.2	$379.2

	September 30,	October 2,
(In millions)	2016	2015
Other assets:
Long-term available-for-sale securities	$—	$93.0
Long-term receivables	113.8	77.0
Investments in privately-held companies	68.0	64.7
Deferred Compensation Plan ("DCP") assets	63.4	56.6
Other	37.3	39.7
Total other assets	$282.5	$331.0

	September 30,	October 2,
(In millions)	2016	2015
Accrued liabilities:
Accrued compensation and benefits	$119.8	$101.5
DCP liabilities	63.8	57.3
Product warranty	51.1	43.9
Income taxes payable	55.1	36.4
Other	122.9	108.1
Total accrued liabilities	$412.7	$347.2

	September 30,	October 2,
(In millions)	2016	2015
Other long-term liabilities:
Long-term income taxes payable	$46.2	$44.5
Deferred income taxes	26.6	31.8
Other	87.2	61.9
Total other long-term liabilities	$160.0	$138.2

3. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurement Using
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets at September 30, 2016:
Available-for-sale securities:
Corporate debt securities	$—	$—	$95.3	$95.3
Total assets measured at fair value	$—	$—	$95.3	$95.3

Liabilities at September 30, 2016:
Contingent consideration	$—	$—	$(1.3)	$(1.3)
Total liabilities measured at fair value	$—	$—	$(1.3)	$(1.3)

Assets at October 2, 2015:
Available-for-sale securities:
Corporate debt securities	$—	$8.4	$83.9	$92.3
Non-U.S. government security	—	0.7	—	0.7
Total assets measured at fair value	$—	$9.1	$83.9	$93.0

Liabilities at October 2, 2015:
Contingent consideration	$—	$—	$(4.1)	$(4.1)
Total liabilities measured at fair value	$—	$—	$(4.1)	$(4.1)

At September 30, 2016, and October 2, 2015, the fair value of the Company's derivative instruments were immaterial. The Company's Level 3 corporate debt securities, the CPTC loans, were included in short-term investments at September 30, 2016, and other assets at October 2, 2015 on the Consolidated Balance Sheets. The Company's Level 2 corporate debt securities and the non-U.S. government security were included in other assets at October 2, 2015 on the Consolidated Balance Sheets. The Company's contingent consideration was included in accrued liabilities at September 30, 2016 and accrued liabilities and other long-term liabilities at October 2, 2015 on the Consolidated Balance Sheets.
The fair value of the Company's Level 2 other corporate debt securities and non-U.S. government security was priced using quoted market prices for similar instruments or non-binding market prices that are corroborated by observable market data. The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to thirteen months in duration.
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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	CPTC Loans	Contingent Consideration
Balance at September 26, 2014	$75.6	$(7.5)
Additions (1)	8.3	—
Settlements (2)	—	3.3
Change in fair value recognized in earnings	—	0.1
Balance at October 2, 2015	83.9	(4.1)
Additions (1)	11.4	—
Settlements (2)	—	3.5
Change in fair value recognized in earnings	—	(0.7)
Balance at September 30, 2016	$95.3	$(1.3)

(1)	Amounts reported under CPTC loans represents draw downs and accrued interest.

(2)	Amounts reported under Contingent Consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2016, 2015 and 2014. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, accounts receivable, net of allowance for doubtful accounts, short-term notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of both September 30, 2016 and October 2, 2015, the fair value of current maturities of the long-term debt approximated its carrying value of $50.0 million due to its short-term maturity. The fair value of the long-term debt, payable in installments through fiscal year 2018, approximated its carrying value of $287.5 million and $337.5 million at September 30, 2016 and October 2, 2015, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $59.2 million and $30.9 million at September 30, 2016 and October 2, 2015, respectively, because it is based on terms of recent comparable transactions and is categorized as Level 3 in the fair value hierarchy.

4. RECEIVABLES
The following table summarizes the Company's accounts receivable and notes receivable as of September 30, 2016 and October 2, 2015:

	September 30,	October 2,
(In millions)	2016	2015
Accounts receivable, gross	$970.8	$838.2
Allowance for doubtful accounts	(24.4)	(21.2)
Accounts receivable, net	$946.4	$817.0
Short-term	$891.8	$770.9
Long-term (1)	$54.6	$46.1

Notes receivable	$65.0	$40.9
Short-term (2)	$5.8	$10.0
Long-term (1)	$59.2	$30.9
(1) Included in other assets on the Company's Consolidated Balance Sheets.
(2) Included in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.
A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Consolidated Balance Sheets. The Company’s financing receivables consist of accounts receivable with contractual maturities of more than one year and notes receivable. A small portion of the Company's financing accounts receivables are included in short-term accounts receivable.
Allowance for doubtful accounts was entirely related to the short-term accounts receivable for both the fiscal years ended September 30, 2016 and October 2, 2015.
See Note 16, "VPT Loans" for more information on the Company's long-term notes receivable balances.
5. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Imaging Components	Other	Total
Balance at September 26, 2014	$148.3	$36.0	$56.3	$240.6
Business combinations	10.5	38.7	—	49.2
Foreign currency translation adjustments	—	—	(6.3)	(6.3)
Balance at October 2, 2015	158.8	74.7	50.0	283.5
Business combinations	11.4	—	—	11.4
Foreign currency translation adjustments	—	—	(0.2)	(0.2)
Balance at September 30, 2016	$170.2	$74.7	$49.8	$294.7
The following table reflects the gross carrying amount and accumulated amortization of the Company’s finite-lived intangible assets:

	September 30,	October 2,
(In millions)	2016	2015
Finite-lived intangible assets:
Technologies and patents	$122.0	$98.7
Customer contracts and supplier relationship	41.7	20.1
Other	12.7	8.3
Accumulated amortization	(80.5)	(65.1)
Net carrying amount	$95.9	$62.0

As of September 30, 2016 and October 2, 2015, the Company also had $8.8 million and $10.6 million, respectively, of IPR&D assets acquired as part of the Company’s business acquisitions. See Note 15, "Business Combinations" for additional information. Amortization expense for intangible assets was $15.6 million, $8.4 million and $4.8 million for fiscal years 2016, 2015 and 2014, respectively. The Company estimates that the amortization expense for intangible assets for fiscal years 2017 through 2021, and thereafter, will be as follows (in millions): $20.1, $18.3, $14.1, $12.7, $9.5, and $21.2, respectively.
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
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded a loss on the equity investment in dpiX Holding of $1.5 million in fiscal year 2016, income on the equity investment in dpiX Holding of $0.1 million in fiscal year 2015, and a loss on the equity investment in dpiX Holding of $0.8 million in fiscal year 2014. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which was included in other assets on the Consolidated Balance Sheets, was $47.2 million at September 30, 2016 and $47.3 million at October 2, 2015.
During fiscal years 2016, 2015 and 2014, the Company purchased glass transistor arrays from dpiX totaling $23.4 million, $21.3 million and $20.9 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Consolidated Balance Sheets or cost of revenues – product in the Consolidated Statements of Earnings for these fiscal years.
In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of September 30, 2016, the Company estimated it has fixed cost commitments of $4.5 million related to this amended agreement through December 31, 2016. The fixed cost commitment for future periods will be determined and approved by the dpiX board of directors at the beginning of each calendar year. The amended agreement will continue unless the ownership structure of dpiX changes (as defined in the amended agreement).
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

7. BORROWINGS

The following table summarizes the Company's short-term and long-term debt:

	September 30, 2016		October 2, 2015
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current portion of 2013 Term Loan Facility	$50.0	1.65%	$50.0	1.32%
2013 Revolving Credit Facility	300.0	1.91%	90.0	1.57%
Sumitomo Credit Facility	29.6	0.53%	18.4	0.63%
Total short-term debt	$379.6		$158.4

Long-term debt:
2013 Term Loan Facility	$287.5	1.65%	$337.5	1.32%
Total long-term debt	$287.5		$337.5

On August 27, 2013, VMS entered into an agreement, as amended to date, ("Credit Agreement") with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Debt Lenders"). The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $500 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. In November 2015, the Company amended its Credit Agreement to increase the aggregate commitments under its revolving credit facility from $300 million to $500 million, reduce commitment fees and interest rate margins applicable to borrowings and increase the maximum consolidated leverage ratio that the Company must maintain. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million, and the aggregate commitments under the 2013 Revolving Credit Facility, may be increased by up to $100 million, subject to certain conditions being met, including lender approval. In September 2016, the Company amended its Credit Agreement to obtain the Debt Lenders' consent to the separation of its Imaging Components business, waive any potential default that may arise as a result of the separation, and increase the maximum consolidated leverage ratio that the Company must maintain. The Credit Agreement will expire in August 2018. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes.

Borrowings under the 2013 Term Loan Facility accrue interest either (i) based on a Eurodollar Rate, as defined in the Credit Agreement (the “Eurodollar Rate”), plus a margin of 0.875% to 1.125% based on a leverage ratio involving funded indebtedness and EBITDA (earnings before interest, tax and depreciation and amortization), or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of up to 0.125% based on the same leverage ratio, depending upon instructions from the Company.

Borrowings under the 2013 Revolving Credit Facility accrue interest either (i) based on the Eurodollar Rate plus a margin of 1.125% to 1.375% based on a leverage ratio involving funded indebtedness and EBITDA, or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.125% to 0.375% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2013 Revolving Credit Facility have a maturity of approximately 30 days if based on the Eurodollar Rate and the same maturity as the 2013 Term Loan Facility if based on the base rate.

The Company must pay a commitment fee on the unused portion of the 2013 Revolving Credit Facility at a rate from 0.125% to 0.20% based on a leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the 2013 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans. The Company paid commitment fees of $0.3 million, $0.6 million, and $0.6 million in fiscal years 2016, 2015 and 2014, respectively, related to its borrowings.

The Credit Agreement provides that certain material domestic subsidiaries guarantee the 2013 Credit Facility, subject to certain limitations on the amount guaranteed. In March 2016, the Credit Agreement was amended to provide for the release of an existing subsidiary stock pledge securing the 2013 Credit Facility and to provide that the Company will no longer be required to pledge the stock of any of its subsidiaries.

The Credit Agreement contains provisions that limit the Company's ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions.

The Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA and (ii) a minimum consolidated fixed charge coverage ratio. The Company was in compliance with all covenants under the Credit Agreement for all periods within these consolidated financial statements.

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
Interest paid on borrowings was $10.8 million, $7.1 million and $7.0 million for fiscal year 2016, 2015 and 2014, respectively. As of September 30, 2016, future principal payments for long-term debt due in August 2018 for fiscal years 2017 and 2018 are $50.0 million, and $287.5 million, respectively.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
As of September 30, 2016 and October 2, 2015, the Company did not have any outstanding derivatives designated as hedging instruments. As of September 30, 2016 and October 2, 2015, the fair value of the Company's derivatives not designated as hedging instruments were immaterial. See Note 3, "Fair Value" for the valuation of the Company’s derivative instruments. Also, see Note 1, "Summary of Significant Accounting Policies" for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of September 30, 2016 and October 2, 2015, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
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
The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Consolidated Balance Sheets is reclassified to revenues in the Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception, the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss on the Consolidated Balance Sheets and reclassifies these amounts into revenues in the Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts excluded from the assessment of effectiveness in cost of revenues in the Consolidated Statements of Earnings. During fiscal years 2016, 2015 and 2014, the Company did not discontinue any cash flow hedge. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of September 30, 2016, the Company did not have any foreign currency forward contracts designated as cash flow hedges.
The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets and in the Consolidated Statements of Earnings that are related to the effective portion of the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Net Earnings (Effective Portion)
	Fiscal Years				Fiscal Years
(In millions)	2016	2015	2014		2016	2015	2014
Foreign currency forward contracts	$(1.0)	$2.2	$3.9	Revenues	$(1.0)	$3.8	$1.3

The portion of cash flow hedges gain or loss excluded from the assessment of effectiveness and the ineffective portion of the cash flow hedges were not material in fiscal years 2016, 2015 and 2014.

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

The Company had the following outstanding foreign currency forward contracts:

	September 30, 2016
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$21.2	$—
Brazilian Real	7.1	—
Canadian Dollar	—	3.0
Euro	159.2	1.0
Indian Rupee	9.1	—
Japanese yen	69.3	—
Swedish Krona	4.5	—
Swiss Franc	—	94.0
Totals	$270.4	$98.0
The following table presents the gains (losses) recognized in the Company's Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Net Earnings on Derivative
	Fiscal Years
(In millions)	2016	2015	2014
Selling, general and administrative expenses	$(5.3)	$27.6	$13.7
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of September 30, 2016 and October 2, 2015, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.
9. COMMITMENTS AND CONTINGENCIES
Indemnification Agreements
In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 30, 2016, the Company had not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.
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

Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2016	2015
Accrued product warranty, at beginning of period	$45.9	$49.3
Charged to cost of revenues	59.4	50.8
Actual product warranty expenditures	(50.5)	(54.2)
Accrued product warranty, at end of period	$54.8	$45.9
The long term portion of accrued product warranty costs were $3.7 million and $2.0 million at September 30, 2016 and October 2, 2015, respectively and were included in other long-term liabilities on the Consolidated Balance Sheets.
Lease Commitments
At September 30, 2016, the Company was committed to minimum rentals under non-cancelable operating leases (including rent escalation clauses) for fiscal years 2017 through 2021 and thereafter, as follows (in millions): $27.5, $20.8, $15.3, $12.3, $11.0 and $19.4, respectively. Rental expenses were $28.1 million, $28.8 million and $28.7 million for fiscal years 2016, 2015 and 2014, respectively.
Other Commitments
See Note 6, "Related Party Transactions" for additional information about the Company's commitments to dpiX.
See Note 11, "Stockholders' Equity and Noncontrolling Interests" for additional information about the Company's commitment to the noncontrolling shareholders of MeVis Medical Solutions AG (“MeVis”).
See Note 16, "VPT Loans" for additional information about the Company's commitments for funding development and construction of various proton therapy centers.
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
The Company spent $1.1 million, $1.3 million, and $1.2 million (net of amounts borne by VI and VSEA) during fiscal years 2016, 2015 and 2014, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of September 30, 2016, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.3 million to $9.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of September 30, 2016. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore had accrued $1.3 million for these cleanup projects as of September 30, 2016. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of September 30, 2016, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.3 million to $25.5 million. The time frames over which these costs are estimated to be incurred vary, ranging from one to thirty years as of September 30, 2016. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $8.1 million at September 30, 2016. Accordingly, the Company had accrued $6.8 million for these costs as of September 30, 2016, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.3 million described in the preceding paragraph.

The table that follows presents information about the Company’s liabilities for future environmental costs at September 30, 2016, based on estimates as of that date.

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2017	$0.4	$1.2	$1.6
2018	0.5	0.5	1.0
2019	0.4	0.6	1.0
2020	0.4	0.3	0.7
2021	0.5	0.7	1.2
Thereafter	2.8	1.0	3.8
Total costs	$5.0	$4.3	$9.3
Less imputed interest			1.2
Reserve amount			$8.1
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.0 million at September 30, 2016 and $2.1 million at October 2, 2015, with the respective current portion included in prepaid expenses, other current assets and the respective noncurrent portion included in other assets and the payable portion to that insurer is included in other long-term liabilities on the Consolidated Balance Sheets.

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
In September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. During September 2015 and October 2015, the Company filed several complaints in the United States and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam imaging gantries, volumetric modulated arc therapy (“VMAT”), and combined magnetic resonance imaging linear accelerator systems. In February 2016, Elekta Ltd. filed several complaints in the U.S. and foreign courts alleging infringement of certain patents related to linear accelerator control systems and treatment planning. In October 2016, Elekta Ltd. filed a complaint in the United Kingdom alleging infringement of a further patent related to linear accelerator control systems and treatment planning, and added a patent relating to the same subject matter to its existing U.S. suit filed in February 2016. These legal proceedings are ongoing and, although there have been interim court rulings in certain jurisdictions, there have been no definite outcomes to date. The Company is unable to predict the outcomes of these matters and therefore, no amounts have been accrued as of September 30, 2016.
In June 2015, a foreign subsidiary of the Company was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. The Company previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. After the Company requested a judicial review available under Portuguese criminal procedure processes as to whether or not such charges are proper under Portuguese law, the matter was resolved and definitively dismissed, subject to a 30-day probation period which began on October 21, 2016, with no adverse findings or charges against the Company.
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
Restructuring Charges
As part of the Company's plan to enhance operational performance through productivity initiatives, the Company implemented a workforce reduction, primarily in its Oncology Systems and Imaging Components segments, in the first quarter of fiscal year 2016. The Company incurred $5.3 million in restructuring charges during fiscal year 2016, in connection with the restructuring program, of which $4.0 million was paid in fiscal year 2016. The Company expects to substantially complete this restructuring program by the end of fiscal year 2017, and any remaining restructuring charges relating to this program are not expected to be material.
In fiscal year 2015, the Company incurred $13.3 million in restructuring charges and a significant portion of these charges was paid in cash in fiscal year 2015 and was substantially completed in fiscal year 2016. There were no restructuring charges incurred in fiscal year 2014. Restructuring charges are included in selling, general and administrative expenses in the Consolidated Statements of Earnings.
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
The Company recognizes the funded status of its defined benefit pension and post-retirement benefit plans on its Consolidated Balance Sheets. Each overfunded plan is recognized as an asset, and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status are recognized as a component of accumulated other comprehensive loss within Stockholders’ equity. Current year disclosures include the Company's defined benefit pension plans from acquisitions completed in fiscal year 2015, including one in Germany and one in the Philippines, which were not presented in the previous year as they were not material.
Total retirement, post-retirement benefit plan and defined benefit plan expense for all retirement plans amounted to $33.3 million, $32.1 million and $28.6 million for fiscal years 2016, 2015 and 2014, respectively. The Company's post-retirement benefit plan is not presented in any of the following information as it is not material.

Obligations and Funded Status
The following table presents the funded status of the defined benefit pension plans:

(In millions)	September 30, 2016	October 2, 2015
Change in benefit obligation:
Benefit obligation - beginning of fiscal year	$210.3	$207.6
Service cost	6.1	5.7
Interest cost	4.1	4.4
Plan participants’ contributions	8.8	9.9
Plan amendments	(1.2)	(1.1)
Plan settlements	(4.0)	(4.0)
Plan combinations	0.7	—
Actuarial loss	31.8	3.7
Foreign currency changes	(8.9)	(8.9)
Benefit and expense payments	(4.6)	(7.0)
Benefit obligation - end of fiscal year	$243.1	$210.3
Change in plan assets:
Plan assets - beginning of fiscal year	$189.9	$188.6
Employer contributions	8.1	6.9
Actual return on plan assets	13.0	4.1
Plan participants’ contributions	8.8	9.9
Plan settlements	(4.0)	(4.0)
Foreign currency changes	(8.7)	(8.6)
Plan combinations	0.4	—
Benefit and expense payments	(4.6)	(7.0)
Plan assets - end of fiscal year	$202.9	$189.9
Funded status	$(40.2)	$(20.4)
Amounts recognized within the consolidated balance sheet:
Other assets	$—	$4.3
Other long-term liabilities	(40.2)	(24.7)
Net amount recognized	$(40.2)	$(20.4)

The following table presents the amounts recognized in accumulated other comprehensive loss (before tax) for the defined benefit pension plans:

(In millions)	September 30, 2016	October 2, 2015
Prior service credit	$1.9	$0.7
Net loss	(80.7)	(58.9)
Accumulated other comprehensive loss	$(78.8)	$(58.2)

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those defined benefit pension plans where accumulated benefit obligation exceeded the fair value of plan assets:

(In millions)	September 30, 2016	October 2, 2015
Projected benefit obligation	$17.8	$15.6
Accumulated benefit obligation	$16.8	$14.2
Fair value of plan assets	$13.0	$13.2

The accumulated benefit obligation for all defined benefit pension plans was $193.4 million and $175.6 million at September 30, 2016 and October 2, 2015, respectively.

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Loss
The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive loss, before tax, related to the Company’s defined benefit pension plans:

	Fiscal Years
(In millions)	2016	2015	2014
Net Periodic Benefit Costs:
Service cost	$6.1	$5.7	$4.1
Interest cost	4.1	4.4	6.1
Loss due to settlement	1.0	1.1	1.8
Expected return on assets	(6.8)	(7.1)	(7.8)
Amortization of prior service cost	(0.1)	0.1	0.2
Recognized actuarial loss	2.9	2.5	2.1
Net periodic benefit cost	7.2	6.7	6.5
Other Amounts Recognized in Other Comprehensive Loss:
New prior service credit	(1.2)	(1.1)	—
Net loss arising during the year	25.6	6.7	10.3
Amortization of prior service credit (cost)	0.1	(0.1)	(0.2)
Amortization, settlement and curtailment of net actuarial loss	(3.9)	(3.6)	(3.9)
Total recognized in other comprehensive loss	20.6	1.9	6.2
Total recognized in net periodic benefit cost and other comprehensive loss	$27.8	$8.6	$12.7

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2017 related to the Company’s defined benefit pension plans are as follows:

(In millions)	Total
Prior service credit	$0.2
Net loss	(4.4)
Total	$(4.2)

Assumptions
The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit pension plans were as follows:

	Fiscal Years
Net Periodic Benefit Cost	2016	2015	2014
Discount rate	2.09%	2.58%	3.11%
Rate of compensation increase	2.42%	2.45%	2.51%
Expected long-term return on assets	3.69%	3.90%	4.21%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plans were as follows:

Benefit Obligation	September 30, 2016	October 2, 2015
Discount rate	1.03%	2.09%
Rate of compensation increase	2.33%	2.50%

The benefit obligation of defined benefit pension plans was measured as of September 30, 2016. The discount rate was adjusted as of September 30, 2016 to a range of 0.30% to 4.75%, primarily based on the current effective yield of long-term corporate bonds that are of high quality with satisfactory liquidity and credit rating with durations corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was adjusted as of September 30, 2016 to a range of 1.75% to 5.00% reflecting expected inflation levels and the Company’s future outlook.
During the fourth quarter of fiscal year 2016, the Company reviewed the expected long-term rate of return on defined benefit pension plan assets. This review consisted of forward-looking projections for a risk-free rate of return, inflation rate and implied equity risk premiums for particular asset classes. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.
Plan Assets
For the defined benefit pension plans, the investment objectives of the Company are to generate returns that will enable the defined benefit pension plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancies of the pension plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country in which the defined benefit pension plan applies. The investment objectives of some defined benefit pension plans are more conservative than others. In general, the investment strategy of the defined benefit pension plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the defined benefit pension plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, investment managers give consideration to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns. The target allocation as of the end of fiscal year 2016 was 25% equities, 64% debt and fixed income assets, 3% real estate, and 8% other.

The following table presents the Company’s defined benefit pension plans’ major asset categories, their associated fair values, as well as the actual allocation of equity, debt and fixed income, real estate and all other types of investments:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 30, 2016:
Investment funds:
Mutual funds - equities	$—	$52.3	$—	$52.3
Mutual funds - debt	—	27.2	—	27.2
Mutual funds - real estate	—	4.7	—	4.7
Other	—	2.9	—	2.9
Assets held by insurance company:
Insurance contracts	—	115.5	—	115.5
Cash and cash equivalents	0.3	—	—	0.3
Total	$0.3	$202.6	$—	$202.9
As of October 2, 2015:
Investment funds:
Mutual funds - equities	$—	$42.7	$—	$42.7
Mutual funds - debt	—	35.5	—	35.5
Mutual funds - real estate	—	4.4	—	4.4
Other	—	3.4	—	3.4
Assets held by insurance company:
Insurance contracts	—	102.9	—	102.9
Cash and cash equivalents	1.0	—	—	1.0
Total	$1.0	$188.9	$—	$189.9

Valuation Techniques
Debt securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds held in trust or similar entities include investments in publicly traded mutual funds and are typically valued using the net asset value provided by the administrator of the fund. Insurance contracts are valued by the insurer using the cash surrender value, which is the amount a plan would receive if a contract was terminated. Cash includes deposits and money market accounts, which are valued at their cost plus interest on a daily basis, which approximates fair value. There were no significant changes in valuation techniques during fiscal years 2016 and 2015.
Estimated Contributions and Future Benefit Payments
The Company made contributions of $8.1 million to the defined benefit pension plans during fiscal year 2016, compared to $6.9 million in fiscal year 2015 and $7.2 million in fiscal year 2014. The Company expects total contributions to the defined benefit pension plans for fiscal year 2017 will be approximately $7.2 million.

Estimated future benefit payments to the defined benefit pension plans at September 30, 2016 were as follows:

(In millions)	Total
Fiscal Years:
2017	$8.6
2018	8.3
2019	8.5
2020	5.3
2021	8.4
2022-2026	40.3
Total	$79.4

11. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
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
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Fiscal Years
(In millions, except per share amounts)	2016	2015	2014
Number of shares	5.7	4.8	7.8
Average repurchase price per share	$81.61	$87.47	$80.52
Total cost	$461.3	$422.0	$624.0
Included in the table above, VMS repurchased common stock under various ASR agreements during the periods presented as follows:

	Fiscal Years
(In millions, except per share amounts)	2016	2015	2014
Number of shares	1.0	2.3	—
Average repurchase price per share	$83.98	$90.00	$—
Total cost	$85.8	$203.9	$—

As of September 30, 2016, approximately 3.8 million shares of VMS common stock remained available for repurchase under the November 2015 authorization. In November 2016, the VMS Board of Directors authorized the repurchase of additional 8.0 million shares of VMS common stock commencing on January 1, 2017.

Accumulated Other Comprehensive Loss

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Net Unrealized Gains (Losses) Available-for- Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 27, 2013	$(40.1)	$(0.7)	$—	$0.7	$(40.1)
Other comprehensive earnings (loss) before reclassifications	(5.4)	3.9	—	(16.2)	(17.7)
Amounts reclassified out of other comprehensive loss	2.3	(1.3)	—	—	1.0
Tax expense	(0.9)	(0.9)	—	—	(1.8)
Balance at September 26, 2014	(44.1)	1.0	—	(15.5)	(58.6)
Other comprehensive earnings (loss) before reclassifications	(4.5)	2.2	(0.2)	(24.8)	(27.3)
Amounts reclassified out of other comprehensive loss	2.1	(3.8)	—	—	(1.7)
Tax benefit	0.4	0.6	0.1	—	1.1
Balance at October 2, 2015	(46.1)	—	(0.1)	(40.3)	(86.5)
Other comprehensive earnings (loss) before reclassifications	(23.4)	(1.0)	(0.4)	2.8	(22.0)
Amounts reclassified out of other comprehensive loss	2.4	1.0	0.6	—	4.0
Tax benefit (expense)	3.8	—	(0.1)	—	3.7
Balance at September 30, 2016	$(63.3)	$—	$—	$(37.5)	$(100.8)

The amounts reclassified out of other comprehensive earnings into the Consolidated Statements of Earnings, with line item location, during each period were as follows (in millions):

	Fiscal Years
Comprehensive Earnings Components	2016	2015	2014	Line Item in Statements of Earnings
Unrealized losses on defined benefit pension and post-retirement benefit plans	$(2.4)	$(2.1)	$(2.3)	Cost of revenues & Operating expenses
Unrealized gains and (losses) on cash flow hedging instruments	(1.0)	3.8	1.3	Revenues
Unrealized loss on available-for-sale investments	(0.6)	—	—	Operating expenses
Total amounts reclassified out of other comprehensive loss	$(4.0)	$1.7	$(1.0)
Noncontrolling Interests
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG ("MeVis"), a public company based in Bremen, Germany that provides image processing software and services for cancer screening. See Note 15, "Business Combinations" for additional information.

In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity. As of September 30, 2016, the redemption value of redeemable noncontrolling interests in MeVis was $10.3 million.
During fiscal year 2016, an immaterial number of MeVis' shares were purchased under the put right. As of September 30, 2016, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.4% of the outstanding shares.
Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

	Fiscal Years
	2016		2015
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at beginning of period	$14.7	$—	$—	$—
Net earnings (loss) attributable to noncontrolling interests	(0.1)	0.5	0.5	—
Acquisition of Mevis	—	—	10.2	—
Capital contribution from noncontrolling interest holders	—	—	4.0	—
Reclassification of noncontrolling interests in MeVis to redeemable noncontrolling interests	(10.4)	10.4	—	—
Other	(0.5)	(0.6)	—	—
Balance at end of period	$3.7	$10.3	$14.7	$—

12. EMPLOYEE STOCK PLANS
Employee Stock Plans
In February 2005, VMS’s stockholders approved the 2005 Omnibus Stock Plan (the “2005 Plan”), which was last amended and restated in February 2012. The 2005 Plan, as amended and restated to date, is referred to as (the “Third Amended 2005 Plan”). The Third Amended 2005 Plan provides for the grant of equity incentive awards, including stock options, restricted stock and restricted stock units, stock appreciation rights, and performance units and performance shares to officers, directors, key employees and consultants. The Third Amended 2005 Plan also provides for the grant of deferred stock units to non-employee directors. The maximum number of shares issuable under the Third Amended 2005 Plan is (a) 25.0 million, plus (b) the number of shares authorized for issuance, but never issued, under previously approved plans, plus (c) the number of shares subject to awards previously granted under previously approved plans that terminate, expire, or lapse, plus (d) amounts granted in substitution of options in connection with certain transactions.
Stock options granted under the Third Amended 2005 Plan have an exercise price equal to the closing market price of a share of VMS common stock on the grant date. Except for directors, stock options granted under the Third Amended 2005 Plan generally are exercisable in the following manner: the first one-third one year from the date of grant, with the remainder vesting monthly during the following two-year period. Stock option grants to directors are immediately exercisable. For grants of non-qualified stock options made on or after November 17, 2005 under the Third Amended 2005 Plan to employees who retire from the Company within one year of the grant date, the number of shares subject to the stock option shall be adjusted proportionally by the time during such one-year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of shares subject to the stock option would continue to vest in accordance with the original vesting schedule, and the remaining shares would be cancelled as of the date of retirement. Stock options under the Third Amended 2005 Plan generally have a term of seven years. The Third Amended 2005 Plan prohibits the repricing of stock options and stock appreciation rights without the approval of VMS’s stockholders.
Restricted stock awards and restricted stock unit awards generally vest over a period of one to three years from the date of grant. For awards of restricted stock and restricted stock units prior to fiscal year 2010, any unvested awards are generally forfeited at the time of termination. However, restricted stock units granted in fiscal year 2010 and thereafter that are unvested at death become fully vested and unvested restricted stock units will generally continue to vest in accordance with the original vesting schedule if a retirement eligible employee retires one year or more from grant date. If a retirement eligible employee retires on or after January 1 of the calendar year immediately following the calendar year in which the grant date occurred, the number of restricted stock units shall be adjusted proportionally, subject to local regulations, by the time during such one year period that the employee remained an employee of the Company (based upon a 365 day year). The revised number of restricted stock units would vest in accordance with the original vesting schedule and the remaining restricted stock units would be cancelled as of the date of retirement.
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
In fiscal years 2016, 2015 and 2014, the Company granted performance units to certain employees under the Third Amended 2005 Plan. The number of shares of VMS common stock ultimately issued under the performance units at vesting depend on the Company’s business performance and total shareholder return during the performance period, against specified performance targets, both of which are set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the period. The performance units vest at the end of a three-year service period. Performance units granted prior to fiscal year 2015 have one three-year performance period for both the Company's performance and total shareholder return, and performance units granted in fiscal year 2015 have a one-year Company's performance period and a three-year total shareholder return performance period. Performance unit grants made in fiscal year 2016 have three separate one-year Company performance periods and a three-year total shareholder return. Subject to certain exceptions, any unvested performance unit awards are forfeited at the time of termination. Also, similar to the adjustments discussed above for restricted stock unit awards, the number of performance units that ultimately vest is adjusted in the case of retirement.
The fair value of options granted and the option component of the shares purchased under the Employee Stock Purchase Plan (which is described further below) shares were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal Years			Fiscal Years
	2016	2015	2014	2016	2015	2014
Expected term (in years)	4.13	4.15	4.13	0.50	0.50	0.50
Risk-free interest rate	1.1%	1.3%	1.2%	0.3%	0.1%	0.1%
Expected volatility	20.1%	22.1%	24.6%	17.6%	12.7%	12.8%
Expected dividend	—%	—%	—%	—%	—%	—%
Weighted average fair value at grant date	$13.71	$18.52	$18.24	$16.09	$15.87	$14.20
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

The table below summarizes the effect of recording share-based compensation expense:

	Fiscal Years
(In millions)	2016	2015	2014
Cost of revenues - Product	$4.2	$4.7	$3.3
Cost of revenues - Service	4.2	4.1	4.7
Research and development	6.7	6.8	6.2
Selling, general and administrative	33.2	30.7	25.4
Total share-based compensation expense	$48.3	$46.3	$39.6
Income tax benefit for share-based compensation	$(14.8)	$(14.2)	$(12.1)
The table below summarizes the effect of recording pre-tax share-based compensation expense for equity incentive awards:

	Fiscal Years
(In millions)	2016	2015	2014
Stock options	$11.1	$11.3	$9.5
Restricted stock units and restricted stock awards(1)	33.0	31.4	26.6
Employee stock purchase plan	4.2	3.6	3.5
Total share-based compensation expense	$48.3	$46.3	$39.6

(1)	Restricted stock units and restricted stock awards include performance units and deferred stock units.

A summary of share-based awards available for grant is as follows:

(In millions)	Shares Available for Grant
Balance at September 27, 2013	9.9
Granted	(1.9)
Canceled or expired	0.2
Balance at September 26, 2014	8.2
Granted	(1.8)
Canceled or expired	0.3
Balance at October 2, 2015	6.7
Granted	(2.4)
Canceled or expired	0.3
Balance at September 30, 2016	4.6

For purposes of the total number of shares available for grant under the Third Amended 2005 Plan, any shares subject to awards of stock options are counted against the available-for-grant limit as one share for every one share subject to the award. Awards other than stock options are counted against the available-for-grant limit as 2.6 shares for every one share awarded on or after February 9, 2012. The shares available for grant limit is further adjusted to reflect a maximum payout that could be issued for each performance unit granted. The maximum payouts that could be issued for each performance grant are 1.75 shares beginning in fiscal year 2016, 2.0 shares in fiscal year 2015 and 1.5 shares prior to fiscal year 2015. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price
Balance at September 27, 2013	4.5	$53.02
Granted	0.6	83.50
Canceled, expired or forfeited	(0.1)	72.35
Exercised	(1.7)	49.01
Balance at September 26, 2014	3.3	60.53
Granted	0.6	92.29
Canceled, expired or forfeited	—	77.53
Exercised	(1.4)	52.83
Balance at October 2, 2015 (1.6 million options exercisable at a weighted average exercise price of $62.97)	2.5	72.58
Granted	0.8	75.97
Canceled, expired or forfeited	—	85.29
Exercised	(0.7)	57.23
Balance at September 30, 2016	2.6	$78.25
The total pre-tax intrinsic value of stock options exercised was $23.8 million, $51.1 million and $54.4 million in fiscal years 2016, 2015 and 2014, respectively. The total fair value of stock options vested was $10.2 million, $10.0 million and $10.7 million in fiscal years 2016, 2015 and 2014, respectively.

The following table summarizes information related to stock options outstanding and exercisable under the Company’s employee stock plans at September 30, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In millions, except years and per-share amounts)
$50.66 – $57.90	0.3	1.4	$55.47	$11.5	0.3	1.4	$55.47	$11.5
$64.01 – $72.26	0.3	2.9	68.59	10.7	0.3	2.9	68.59	10.7
$74.28 – $81.90	0.8	6.3	75.96	19.6	—	4.1	74.28	0.2
$83.70 – $92.65	1.2	4.9	88.28	12.6	0.8	4.8	87.21	9.2
Total	2.6	4.7	$78.25	$54.4	1.4	3.6	$76.31	$31.6

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $99.53 as of September 30, 2016, the last trading date of fiscal year 2016, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of September 30, 2016, there was $10.6 million of total unrecognized compensation expense related to stock options granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 27, 2013	1.0	$64.36
Granted	0.5	82.51
Vested	(0.3)	63.70
Canceled or expired	(0.1)	70.69
Balance at September 26, 2014	1.1	72.08
Granted	0.4	93.01
Vested	(0.5)	67.93
Canceled or expired	(0.1)	68.51
Balance at October 2, 2015	0.9	84.11
Granted	0.5	78.11
Vested	(0.4)	80.88
Canceled or expired	—	81.94
Balance at September 30, 2016	1.0	$82.51
The total grant-date fair value of restricted stock units, deferred stock units and performance units was $38.4 million, $38.1 million and $38.7 million in fiscal years 2016, 2015 and 2014, respectively. The total fair value of restricted stock, restricted stock units, deferred stock units and performance units that vested was $31.7 million, $44.5 million and $25.4 million in fiscal years 2016, 2015 and 2014, respectively.
As of September 30, 2016, unrecognized compensation expense totaling $38.6 million was related to restricted stock, restricted stock units, deferred stock units and performance units granted under the Company’s employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.8 years. The Company withheld 0.1 million shares with a fair value of $11.0 million for employees’ minimum withholding taxes at vesting of such awards in fiscal year 2016.
Employee Stock Purchase Plan
In February 2010, VMS’s stockholders approved the 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP provides eligible employees with an opportunity to purchase shares of VMS common stock at 85% of the lower of its fair market value at the start and end of a six-month purchase period. The 2010 ESPP provides for the purchase of up to seven million shares of VMS common stock.
VMS issued approximately 0.3 million shares for $17.2 million in fiscal year 2016 and approximately 0.2 million shares for $16.3 million in fiscal year 2015. At September 30, 2016, 5.6 million shares were available for issuance under the 2010 ESPP.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share:

	Fiscal Years
(In millions, except per share amounts)	2016	2015	2014
Net earnings attributable to Varian	$402.3	$411.5	$403.7
Weighted average shares outstanding - basic	95.4	99.7	104.0
Dilutive effect of potential common shares	0.6	0.9	1.3
Weighted average shares outstanding - diluted	96.0	100.6	105.3
Net earnings per share attributable to Varian - basic	$4.22	$4.13	$3.88
Net earnings per share attributable to Varian - diluted	$4.19	$4.09	$3.83
Anti-dilutive employee shared based awards, excluded	1.6	1.0	0.6

14. TAXES ON EARNINGS
The Company accounts for income taxes under an asset and liability approach where deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.
Taxes on earnings were as follows:

	Fiscal Years
(In millions)	2016	2015	2014
Current provision:
Federal	$89.4	$52.8	$86.6
State and local	10.4	8.4	6.1
Foreign	77.8	76.1	62.2
Total current	177.6	137.3	154.9
Deferred provision (benefit):
Federal	(13.6)	2.5	5.0
State and local	(1.2)	(0.6)	(0.1)
Foreign	(9.1)	3.5	11.0
Total deferred	(23.9)	5.4	15.9
Taxes on earnings	$153.7	$142.7	$170.8
Earnings before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2016	2015	2014
United States	$187.0	$223.9	$173.9
Foreign	369.4	330.8	400.6
Total earnings before taxes	$556.4	$554.7	$574.5

The effective tax rate differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	0.7%	0.8%	0.8%
Non-U.S. income taxed at different rates, net	(7.3)%	(9.2)%	(5.2)%
Other	(0.8)%	(0.9)%	(0.9)%
Effective tax rate	27.6%	25.7%	29.7%
During fiscal years 2016, 2015 and 2014, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that, on average, are lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes.

Significant components of deferred tax assets and liabilities are as follows:

	September 30,	October 2,
(In millions)	2016	2015
Deferred Tax Assets:
Deferred revenues	$30.2	$28.2
Deferred compensation	38.9	33.5
Product warranty	11.9	10.5
Inventory adjustments	21.5	20.9
Share-based compensation	22.3	22.8
Environmental reserve	4.2	4.3
Accruals and reserves	15.7	14.3
Net operating loss carryforwards	106.6	92.6
Other	39.1	31.7
	290.4	258.8
Valuation allowance	(79.6)	(69.7)
Total deferred tax assets	210.8	189.1
Deferred Tax Liabilities:
Tax-deductible goodwill	(24.6)	(23.3)
Property, plant and equipment	(25.1)	(15.5)
Unremitted earnings of foreign subsidiaries	(20.2)	(27.9)
Other	(28.6)	(34.8)
Total deferred tax liabilities	(98.5)	(101.5)
Net deferred tax assets	$112.3	$87.6
Reported As:
Deferred tax assets	138.9	119.4
Deferred tax liabilities (included in other long-term liabilities)	(26.6)	(31.8)
Net deferred tax assets	$112.3	$87.6

The Company has not provided for U.S. federal income and foreign withholding taxes on $1,947.8 million of cumulative undistributed earnings of non-U.S. subsidiaries as of September 30, 2016. Such earnings are intended to be reinvested in the non-U.S. subsidiaries for an indefinite period of time. If such earnings were not considered to be reinvested indefinitely, an additional deferred taxes liability of approximately $504.3 million would be provided.
The Company has federal net operating loss carryforwards of approximately $10.7 million expiring between 2018 and 2032. The federal net operating loss carryforwards are subject to an annual limitation of approximately $1.3 million per year. The Company has state net operating loss carryforwards of $9.1 million expiring between 2018 and 2032. The Company has foreign net operating loss carryforwards of $333.1 million with an indefinite life. Of this amount, $31.2 million is unavailable to the Company under local loss utilization rules.
The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized. The valuation allowance increased by $9.9 million, $2.2 million and $6.8 million in fiscal years 2016, 2015 and 2014, respectively.
Income taxes paid were as follows:

	Fiscal Years
(In millions)	2016	2015	2014
Federal income taxes paid, net	$78.3	$57.1	$66.2
State, income taxes paid, net	5.0	7.2	7.3
Foreign income taxes paid, net	72.6	55.5	67.3
Total income taxes paid, net	$155.9	$119.8	$140.8

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
Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2016	2015	2014
Unrecognized tax benefits balance–beginning of fiscal year	$39.5	$49.6	$37.0
Additions based on tax positions related to a prior year	0.6	—	10.7
Reductions based on tax positions related to a prior year	(0.8)	(9.9)	(0.3)
Additions based on tax positions related to the current year	6.6	5.7	8.2
Settlements	—	—	(0.4)
Reductions resulting from the expiration of the applicable statute of limitations	(5.2)	(5.9)	(5.6)
Unrecognized tax benefits balance–end of fiscal year	$40.7	$39.5	$49.6

As of September 30, 2016, the total amount of gross unrecognized tax benefits was $40.7 million. Of this amount, $35.1 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.
The Company includes interest and penalties related to income taxes within taxes on earnings on the Consolidated Statements of Earnings. As of September 30, 2016, the Company had accrued $8.0 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2016, a net expense of $0.8 million related to interest and penalties was included in taxes on earnings in the Consolidated Statements of Earnings. As of October 2, 2015, the Company had accrued $7.1 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2015, a net benefit of $0.5 million related to interest and penalties was included in taxes on earnings in the Consolidated Statements of Earnings.
The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2013. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2012. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2007.
15. BUSINESS COMBINATIONS
Business Combination in Fiscal Year 2016
Candela
In September 2016, the Company closed the acquisition of the radiotherapy business of Candela sp. z o.o. ("Candela"), a distributor of Varian's radiotherapy equipment in Poland. The Company integrated the acquired Candela business into its Oncology Systems reporting unit to strengthen its market position in Poland.
The following table presents the total purchase consideration:

(In millions)	Purchase Consideration
Cash paid	$13.0
Net non-cash assets transferred (1)	21.7
Escrow payable	0.5
Total purchase consideration	$35.2

(1)	Primarily comprised of accounts receivable.

The following table summarizes the purchase price allocation:

(In millions)	Fair Value
Net assumed liabilities	$(1.1)
Finite-lived intangible assets with a weighted average useful life of 6.2 years	24.9
Goodwill	11.4
Net assets acquired	$35.2

Business Combinations in Fiscal Year 2015
In September 2015, the Company purchased certain assets comprising a business from a sole proprietor for treatment planning software tools that will enhance both planning efficiency and treatment plan quality and allow oncologists to quickly adjust their intended dose distributions ahead of the treatment planning process. Through the acquisition, the Company also entered into a consulting agreement with the sole proprietor. The acquired assets were integrated into the Company's Oncology Systems reporting unit. The Company paid a total of $27.0 million in cash for all of the assets. The following table summarizes the purchase price allocation:

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

Other information
All acquisitions listed above were accounted for as business combinations. Total transaction costs related to the Company’s acquisitions incurred during fiscal years 2016, 2015 and 2014 were $3.1 million, $3.3 million, and $0.7 million respectively. These transaction costs were expensed as incurred in selling, general and administrative expenses in the Consolidated Statements of Earnings.
The Company’s purchase price allocation for its acquisition completed during fiscal year 2016 is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation will be recognized in the reporting period in which these adjustments are identified.
The goodwill generated from the Company’s acquisitions completed is primarily attributable to expected synergies. The goodwill is deductible for income tax purposes for all acquisitions except Candela, MeVis and Claymount. The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the fiscal years presented have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
16. VPT LOANS
The following table lists the Company's outstanding loans and commitments for funding development and construction of various proton therapy centers:

	September 30, 2016		October 2, 2015
(In millions)	Balance	Commitment	Balance	Commitment
Long-term notes receivable (1):
NYPC loan	$18.5	$—	$18.7	$72.8
MPTC loans (2)	40.7	11.4	12.2	22.8
	$59.2	$11.4	$30.9	$95.6
Available-for-sale Securities (3):
CPTC loans	$95.3	$1.1	$83.9	—
	$95.3	$1.1	$83.9	$—

(1)	Included in other assets on the Company's Consolidated Balance Sheets.

(2)	Increase in balance includes a $17.1 million conversion from long-term unbilled accounts receivable to long-term notes receivable.

(3)	Included in short-term investment at September 30, 2016, and in other assets as of October 2, 2015 on the Company's Consolidated Balance Sheets.
New York Proton Center ("NYPC") Loan
In July 2015, the Company, through one of its subsidiaries, committed to loan up to $91.5 million to MM Proton I, LLC in connection with a purchase agreement to supply a proton system to equip the NYPC. The commitment includes a $73.0 million “Senior First Lien Loan” with a six-year term at 9% interest and an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. The Company's entire commitment of the Subordinate Loan was drawn down in fiscal year 2015. In June 2016, the Company assigned to Deutsche Bank AG ("Deutsche Bank") its entire $73.0 million Senior First Lien Loan commitment. As of the date of the assignments, $10.5 million in aggregate principal amount of Senior First Lien Loan commitments had been funded by the Company. The total consideration paid by Deutsche Bank to the Company in consideration for the assignment was approximately $8.3 million in cash, representing the funded portion, less a discount of 3% of the Company's total Senior First Lien Loan commitment, both funded and unfunded. The Company recorded a $2.2 million impairment associated with the sale of the loan in selling, general and administrative in the Consolidated Statements of Earnings in fiscal year 2016.

In addition to the outstanding loan, the Company had $17.4 million, as of September 30, 2016, in accounts receivable, which includes unbilled accounts receivable, from NYPC. As of October 2, 2015, the Company did not have any accounts receivable from NYPC.
Maryland Proton Therapy Center ("MPTC") Loans
In May 2015, the Company, through one of its subsidiaries, committed to loan up to $35.0 million to MPTC. A total of $12.2 million (consisting of $10.0 million principal amount and $2.2 million in accrued interest) of a previously existing loan was rolled over into the loan commitment. The Company had previously entered into an agreement with MPTC to supply it with a proton system. Varian loaned MPTC $11.4 million in September 2016, and in October 2016 loaned the remaining $11.4 million of its commitment. Varian's lending is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the loan accrues at 12%. During fiscal year 2016, the Company converted $17.1 million in deferred payment arrangements, previously recorded as long-term unbilled accounts receivable, with MPTC to a long-term note receivable due September 30, 2018. The note receivable carries an interest rate of 15%.
In addition to the outstanding loan, the Company had recorded $9.2 million and $28.6 million as of September 30, 2016 and October 2, 2015, respectively, in accounts receivable from MPTC, which included unbilled accounts receivable.
CPTC Loans
In September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million (“Tranche A loan”) to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under the Tranche A loan was $115.3 million. In June 2014, the Company, through its Swiss subsidiary, entered into a series of agreements, pursuant to which J.P. Morgan assumed $45.0 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Pursuant to these agreements, J.P. Morgan purchased $38.1 million of the Company’s outstanding Tranche A loan at par value. Through these agreements, the Company’s Swiss subsidiary also increased its individual loan commitment by $10.0 million (“Tranche B loan”). The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders will not enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; the Company's proportionate share of this commitment is $4.4 million ("Tranche C loan"). There were no other significant changes to the loan agreements. As of September 30, 2016, even though patient volumes continued to increase, CPTC was not in compliance with one of the patient volume covenants in the forbearance agreement, which would allow the Lenders to cease funding under the Tranche C loan and terminate the forbearance agreement. The Tranche A, Tranche B, and Tranche C loans are collectively, referred to as the “CPTC Loans.”
As of September 30, 2016, the Company had loaned $80.5 million under the Tranche A loan, $11.4 million under the Tranche B loan, and $3.4 million under the Tranche C loan. No amounts were available for draw down under the Tranche A and Tranche B loans. As of September 30, 2016, the Company's remaining commitment under the Tranche C loan is expected to be drawn down over the next 12 months, subject to approval by the lenders due to CPTC's non-compliance with one of the covenants under the forbearance agreement. As of October 2, 2015, the Company had loaned $73.5 million under the Tranche A loan and $10.4 million under the Tranche B loan. The amounts loaned under the CPTC Loans include accrued interest. During the fourth quarter of fiscal year 2016, the Company reclassified the CPTC Loans from other assets to short-term investments on the Company's Consolidated Balance Sheet as the loans are due in the next fiscal year.
The amounts loaned under the CPTC Loans include accrued interest. ORIX has the option to purchase the Company's share of the CPTC loans at par. The CPTC Loans meet the definition of a debt security and therefore are accounted for as available-for-sale securities and recorded at fair value as of September 30, 2016 and October 2, 2015. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center. The CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. To date, no amortizing principal payments have been made. The principal and interest payments are subject to the forbearance agreement mentioned above.

As of September 30, 2016 and October 2, 2015, the Company had recorded $32.6 million and $25.2 million in accounts receivable from CPTC, respectively, which included unbilled accounts receivable.
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
The Imaging Components segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics and industrial applications. The Company provides a broad range of X-ray imaging components including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators and automatic exposure control devices. The Company’s X-ray imaging components are sold to imaging system OEM customers that incorporate them into their medical diagnostic, dental, veterinary and industrial imaging systems, to independent service companies and directly to end-users for replacement purposes. The Imaging Components segment also designs, manufactures, sells and services security and inspection products, which include Linatron X-ray accelerators, imaging processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. The Company generally sells security and inspection products to OEM customers who incorporate its products into their inspection systems.
The Company’s GTC and VPT business are reported together under the “Other” category.
The VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.
GTC develops technologies that enhance the Company’s current businesses or may lead to new business areas, including technology to improve radiation therapy and X-ray imaging, as well as other technology for a variety of applications. Subsequent to fiscal year 2016, GTC was absorbed into primarily the Company's Oncology Systems and Imaging Components businesses and is no longer a separate business.

Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
Segment Data

	Revenues			Operating Earnings(1)
	Fiscal Years			Fiscal Years
(In millions)	2016	2015	2014	2016	2015	2014
Oncology Systems	$2,457.1	$2,344.0	$2,344.2	$550.5	$485.4	$495.5
Imaging Components	597.6	611.2	660.2	110.7	131.3	169.9
Total reportable segments	3,054.7	2,955.2	3,004.4	661.2	616.7	665.4
Other	163.1	143.9	45.4	(48.9)	(31.2)	(52.7)
Corporate	—	—	—	(61.5)	(36.5)	(41.5)
Total Company	$3,217.8	$3,099.1	$3,049.8	$550.8	$549.0	$571.2

(1)	Operating earnings of reportable segments and Other include an allocation of corporate expenses based on a percentage of their sales.

	Depreciation & Amortization			Total Assets
	Fiscal Years			Fiscal Years
(In millions)	2016	2015	2014	2016	2015	2014
Oncology Systems	$33.8	$27.2	$24.8	$1,491.2	$1,412.5	$1,314.1
Imaging Components	19.0	15.7	14.7	587.9	555.4	431.6
Total reportable segments	52.8	42.9	39.5	2,079.1	1,967.9	1,745.7
Other	7.4	4.9	1.0	369.9	296.2	278.6
Corporate	19.6	20.7	22.0	1,367.0	1,314.6	1,314.4
Total Company	$79.8	$68.5	$62.5	$3,816.0	$3,578.7	$3,338.7

The reconciliation of segment operating earnings to the Company’s earnings before taxes was as follows:

	Fiscal Years
	2016	2015	2014
Oncology Systems	$550.5	$485.4	$495.5
Imaging Components	110.7	131.3	169.9
Total reportable segments	661.2	616.7	665.4
Other	(48.9)	(31.2)	(52.7)
Corporate	(61.5)	(36.5)	(41.5)
Interest income, net	5.6	5.7	3.3
Total earnings before taxes	$556.4	$554.7	$574.5

Geographic Information

	Revenues			Property, plant and equipment, net
	Fiscal Years			Fiscal Years
(In millions)	2016	2015	2014	2016	2015	2014
United States	$1,352.8	$1,418.3	$1,290.1	$286.7	$292.6	$262.7
International	1,865.0	1,680.8	1,759.7	92.5	86.6	75.3
Total Company	$3,217.8	$3,099.1	$3,049.8	$379.2	$379.2	$338.0
The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on the final destination of products sold. Japan represented approximately 11%, 11%, and 13% of the Company’s total revenues in fiscal years 2016, 2015 and 2014, respectively. Intercompany and intracompany profits are eliminated in consolidation.
18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2016
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (2)	Total Year
Total revenues	$757.1	$758.8	$789.4	$912.5	$3,217.8
Gross margin	$309.7	$317.2	$346.4	$388.0	$1,361.3
Net earnings attributable to Varian	$89.0	$97.0	$98.8	$117.5	$402.3
Net earnings per share – basic	$0.92	$1.01	$1.04	$1.25	$4.22
Net earnings per share – diluted	$0.91	$1.01	$1.04	$1.24	$4.19
	Fiscal Year 2015
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues	$737.9	$759.4	$784.0	$817.8	$3,099.1
Gross margin	$327.0	$322.5	$315.0	$318.2	$1,282.7
Net earnings attributable to Varian	$93.3	$106.0	$113.5	$98.7	$411.5
Net earnings per share – basic	$0.93	$1.06	$1.14	$1.00	$4.13
Net earnings per share – diluted	$0.92	$1.05	$1.13	$0.99	$4.09

(1)	In the third quarter of fiscal year 2016, net earnings attributable to Varian include $5.4 million in costs relating to the separation of Imaging Components business.

(2)	In the fourth quarter of fiscal year 2016, net earnings attributable to Varian include $11.5 million in costs relating to the separation of Imaging Components business.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 30, 2016. PricewaterhouseCoopers LLP has issued a report on the Company’s internal control over financial reporting as of September 30, 2016, which appears immediately after this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Varian Medical Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Varian Medical Systems, Inc. and its subsidiaries at September 30, 2016 and October 2, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in fiscal year 2016.

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
November 23, 2016

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

(c)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of September 30, 2016 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
(in millions, except price per share)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	3.7	(2)	$78.25	10.2	(3)
Total	3.7		$78.25	10.2

(1)
The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, deferred stock units and performance units, which have no exercise price.

(2)
Consists of stock options, restricted stock units, deferred stock units and performance units granted under the Third Amended and Restated 2005 Omnibus Stock Plan (the “Third Amended 2005 Plan”). The shares available for grant limit is further adjusted to reflect a maximum payout of 1.75 shares that could be issued for each performance unit granted in fiscal year 2016, 2.0 shares that could be issued for each performance unit granted in fiscal year 2015 and a maximum payout of 1.5 shares that could be issued for each performance unit granted prior to fiscal year 2015.

(3)	Includes 5.6 million shares available for future issuance under the 2010 Employee Stock Purchase Plan.
For a description of the material features of the Third Amended 2005 Plan, see Note 12, "Employee Stock Plans" of the Notes to the Consolidated Financial Statements, which description is incorporated by reference.
The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the caption “Proposal Five—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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
The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2016, 2015 and 2014 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

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
Dated: November 23, 2016

VARIAN MEDICAL SYSTEMS, INC.

By:	/s/ ELISHA W. FINNEY
Elisha W. Finney Executive Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DOW R. WILSON	President and Chief Executive Officer and Director (Principal Executive Officer)	November 23, 2016
Dow R. Wilson

/s/ ELISHA W. FINNEY	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 23, 2016
Elisha W. Finney

/s/ CLARENCE R. VERHOEF	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	November 23, 2016
Clarence R. Verhoef

/s/ R. ANDREW ECKERT	Chairman of the Board	November 23, 2016
R. Andrew Eckert

/s/ TIMOTHY E. GUERTIN	Vice Chairman of the Board	November 23, 2016
Timothy E. Guertin

/s/ SUSAN L. BOSTROM	Director	November 23, 2016
Susan L. Bostrom

/s/ REGINA E. DUGAN	Director	November 23, 2016
Regina E. Dugan

/s/ DAVID J. ILLINGWORTH	Director	November 23, 2016
David J. Illingworth

/s/ MARK R. LARET	Director	November 23, 2016
Mark R. Laret

/s/ RUEDIGER NAUMANN-ETIENNE	Director	November 23, 2016
Ruediger Naumann-Etienne

/s/ ERICH R. REINHARDT	Director	November 23, 2016
Erich R. Reinhardt

/s/ JUDY BRUNER	Director	November 23, 2016
Judy Bruner

Schedule II
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Charged to Bad Debt Expense	Write-offs Adjustments Charged to Allowance	Balance at End of Period
		(In millions)
2016	Allowance for doubtful accounts receivable	$21.2	$3.5	$(0.3)	$24.4
2015	Allowance for doubtful accounts receivable	$20.3	$1.1	$(0.2)	$21.2
2014	Allowance for doubtful accounts receivable	$14.7	$7.2	$(1.6)	$20.3

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In millions)
2016	Valuation allowance for deferred tax assets	$69.7	$12.2	$(2.3)	$79.6
2015	Valuation allowance for deferred tax assets	$67.5	$4.7	$(2.5)	$69.7
2014	Valuation allowance for deferred tax assets	$60.7	$8.3	$(1.5)	$67.5

EXHIBIT INDEX

Exhibit Number	Description

2
Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 19, 1999, File No. 1-7598).

3.1
Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K Current Report filed as of August 18, 2014, File No. 1-7598).

3.2	Registrant’s By-Laws, as amended, effective November 18, 2016 (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K Current Report filed as of November 21, 2016, File No. 1-7598).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.1†
Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.2†
Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.3†
Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel)(incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.4†
Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.5†
Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.6
Amended and Restated Note Purchase and Private Shelf Agreement, dated as of April 2, 1999, between the Registrant and Prudential Insurance Company of America (certain exhibits and schedules omitted) (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.7
Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 19, 1999, File No. 1-7598).

10.8
Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 19, 1999, File No. 1-7598).

10.9
Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 19, 1999, File No. 1-7598).

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

Exhibit Number	Description

10.12†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.13†
Registrant’s Retirement Plan (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Registration Statement on Form S-8 filed on March 14, 2001, and amended June 20, 2001, Registration No. 333-57012).

10.14†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.15†*	Description of Certain Compensatory Arrangements between the Registrant and its Executive Officers and Directors as of November 18, 2016.

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

10.30†
Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.31†
Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for performance unit awards granted to executive officers on or after October 1, 2013 and prior to November 9, 2015)(incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

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

10.39
First Amendment to Loan and Security Agreement and Other Loan Documents among ORIX Capital Markets, LLC, California Proton Treatment Center, LLC and Jeffrey L. Bordox and James Thomson, dated as of October 25, 2013 (incorporated by reference to Exhibit 10.39 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

Exhibit Number	Description

10.40
Second Amendment to Loan and Security Agreement and Other Loan Documents among ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, and Varian Medical Systems International AG, dated as of June 10, 2014 (incorporated by reference to Exhibit 10.40 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.41
Third Amendment to Loan and Security Agreement and Other Loan Documents And Amendment to Fee Deed of Trust and Leasehold Deed of Trust among ORIX Capital Markets, LLC, ORIX Capital Markets, LLC, Varian Medical Systems International AG, and JP Morgan Chase Bank, N.A., dated as of November 6, 2015 (incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.42
Revenue Sharing Agreement between ORIX Proton San Diego, LLC and Varian Medical Systems International AG, dated September 30, 2011 (incorporated by reference to Exhibit No. 10.45 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 30, 2011, File No. 1-7598).

10.43++
Loan and Security Agreement (Building Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K/A filed as of August 18, 2016, File No. 1-7598).

10.44++
First Amendment to Loan and Security Agreement (Building Loan) dated as of August 5, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant's Form 10-K/A filed as of August 18, 2016, File No. 1-7598).

10.45++
Loan and Security Agreement (Project Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, a Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein (incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K/A filed as of August 18, 2016, File No. 1-7598). “Lenders” includes the Registrant.

10.46++
Amendment No. One to Loan and Security Agreement (Project Loan) dated as of July 31, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein. (incorporated by reference to Exhibit 10.46 to the Registrant's Form 10-K/A filed as of August 18, 2016, File No. 1-7598). “Lenders” includes the Registrant.

10.47†	Varex Imaging Corporation 2016 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed as of October 4, 2016, File No. 1-7598).

10.48
Amendment No. 2, effective as of November 25, 2015, to the Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each of the lenders signatory thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q Quarterly Report for the quarter ended January 1, 2016, File No. 1-7598).

10.49
Amendment No. 3, effective as of March 29, 2016, to the Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each of the lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended April 1, 2016, File No. 1-7598).

10.50*
Amendment No. 4, effective September 2, 2016, to the Credit Agreement, dated as of August 27, 2013, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each of the lenders signatory thereto.

Exhibit Number	Description

10.52
Assignment and Assumption Agreement, dated June 27, 2016, between Varian Medical Systems International AG, Deutsche Bank AG, London Branch and JPMorgan Chase Bank, N.A., as administrative agent under the Loan and Security Agreement (Project Loan), dated July 15, 2015, among MM Proton I, LLC, the lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q Quarterly Report for the quarter ended July 1, 2016, File No. 1-7598).
.

21*	List of Subsidiaries as of November 23, 2016.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory arrangement.

*	Filed herewith

++	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.