Form 10-Q
period 2016-12-30
VARIAN MEDICAL SYSTEMS INC
filed 2017-02-07
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,466,827 shares of common stock, par value $1 per share, outstanding as of January 27, 2017.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended December 30, 2016

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	December 30,	January 1,
(In millions, except per share amounts)	2016	2016
Revenues:
Product	$485.2	$500.5
Service	278.1	256.6
Total revenues	763.3	757.1
Cost of revenues:
Product	313.3	343.4
Service	115.5	104.0
Total cost of revenues	428.8	447.4
Gross margin	334.5	309.7
Operating expenses:
Research and development	63.1	60.0
Selling, general and administrative	179.8	133.0
Impairment charges	38.3	—
Separation costs	14.9	—
Total operating expenses	296.1	193.0
Operating earnings	38.4	116.7
Interest income	4.9	3.9
Interest expense	(2.9)	(2.2)
Earnings before taxes	40.4	118.4
Taxes on earnings	19.4	29.4
Net earnings	21.0	89.0
Less: Net earnings attributable to noncontrolling interests	0.6	—
Net earnings attributable to Varian	$20.4	$89.0
Net earnings per share - basic	$0.22	$0.92
Net earnings per share - diluted	$0.22	$0.91
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	93.5	97.2
Weighted average shares outstanding - diluted	94.2	97.8

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
	December 30,	January 1,
(In millions)	2016	2016
Net earnings	$21.0	$89.0
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.1 and $0.0*	(0.1)	(0.1)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.2) and ($0.1)	0.9	0.6
	0.8	0.5
Derivative instruments:
Change in unrealized gain, net of tax expense of $0.0 and $0.0*	—	0.1
	—	0.1
Available-for-sale securities:
Change in unrealized loss, net of tax benefit of $0.0 and $0.1	—	(0.3)
Reclassification adjustments, net of tax expense of $0.0 and ($0.2)	—	0.4
	—	0.1
Currency translation adjustment	(13.1)	(4.6)
Other comprehensive loss	(12.3)	(3.9)
Comprehensive earnings	8.7	85.1
Less: Comprehensive earnings attributable to noncontrolling interests	0.6	—
Comprehensive earnings attributable to Varian	$8.1	$85.1

 * Taxes related to the fiscal quarter ended January 1, 2016 were not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 30,	September 30,
(In millions, except par values)	2016	2016 (1)
Assets
Current assets:
Cash and cash equivalents	$814.7	$843.5
Short-term investments	—	95.3
Accounts receivable, net of allowance for doubtful accounts of $43.1 at December 30, 2016 and $24.4 at September 30, 2016	801.7	891.8
Inventories	661.6	639.7
Prepaid expenses and other current assets	143.3	145.1
Total current assets	2,421.3	2,615.4
Property, plant and equipment, net	375.1	379.2
Goodwill	291.7	294.7
Intangible assets	99.4	104.7
Deferred tax assets	150.8	138.9
Other assets	346.5	281.9
Total assets	$3,684.8	$3,814.8
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$174.8	$201.1
Accrued liabilities	383.1	412.7
Deferred revenues	633.6	620.6
Short-term borrowings	270.7	329.6
Current maturities of long-term debt	61.9	49.4
Total current liabilities	1,524.1	1,613.4
Long-term debt	274.6	286.9
Other long-term liabilities	146.8	160.0
Total liabilities	1,945.5	2,060.3
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests	10.3	10.3
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 93.5 and 93.7 shares issued and outstanding at December 30, 2016 and at September 30, 2016, respectively	93.5	93.7
Capital in excess of par value	694.5	678.6
Retained earnings	1,049.9	1,069.0
Accumulated other comprehensive loss	(113.1)	(100.8)
Total Varian stockholders' equity	1,724.8	1,740.5
Noncontrolling interests	4.2	3.7
Total equity	1,729.0	1,744.2
Total liabilities, redeemable noncontrolling interests and equity	$3,684.8	$3,814.8

(1)
The condensed consolidated balance sheet as of September 30, 2016 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 30,	January 1,
(In millions)	2016	2016
Cash flows from operating activities:
Net earnings	$21.0	$89.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	11.5	11.3
Tax benefits from exercises of share-based payment awards	0.4	1.0
Excess tax benefits from share-based compensation	(0.5)	(1.1)
Depreciation	17.2	15.5
Amortization of intangible assets	5.1	3.0
Deferred taxes	(19.1)	(3.2)
Provision for doubtful accounts receivable	38.1	4.0
Impairment charges	38.3	—
Other, net	(0.5)	1.1
Changes in assets and liabilities:
Accounts receivable	31.0	(29.5)
Inventories	(28.2)	(4.0)
Prepaid expenses and other assets	(5.0)	(12.0)
Accounts payable	(20.7)	(14.1)
Accrued liabilities and other long-term liabilities	(20.8)	5.3
Deferred revenues	14.4	11.0
Net cash provided by operating activities	82.2	77.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(17.2)	(27.3)
Issuance of notes receivable	(11.4)	(2.1)
Sale of available-for-sale securities	—	8.6
Investment in available-for-sale securities	(0.6)	(0.9)
Amounts paid to deferred compensation plan trust account	(3.4)	(2.7)
Other	0.8	0.1
Net cash used in investing activities	(31.8)	(24.3)
Cash flows from financing activities:
Repurchases of common stock	(49.5)	(192.1)
Proceeds from issuance of common stock to employees	16.1	15.3
Excess tax benefits from share-based compensation	0.5	1.1
Employees' taxes withheld and paid for restricted stock and restricted stock units	(1.2)	(4.5)
Borrowings under credit facility agreement	10.0	75.0
Repayments under credit facility agreement	(10.0)	(67.5)
Net (repayments) borrowings under the credit facility agreements with maturities less than 90 days	(55.0)	225.0
Contingent consideration and hold back	(0.5)	(2.5)
Net cash (used in) provided by financing activities	(89.6)	49.8
Effects of exchange rate changes on cash and cash equivalents	10.4	5.1
Net (decrease) increase in cash and cash equivalents	(28.8)	107.9
Cash and cash equivalents at beginning of period	843.5	845.5
Cash and cash equivalents at end of period	$814.7	$953.4
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

On May 23, 2016, the Company announced its intention to separate its Imaging Components business from the remainder of its businesses through a pro rata distribution of the common stock of a new entity, named Varex Imaging Corporation (“Varex”). Varex was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Company's Imaging Components business. Each Varian stockholder received 0.4 of a share of Varex common stock for every one share of Varian common stock held on the close of business on January 20, 2017 (the "Record date"). On January 28, 2017, the Company completed the distribution of 100% of the outstanding common stock of Varex to Varian stockholders. Following the separation and distribution, Varex became an independent publicly traded company. In the three months ended December 30, 2016, the Company incurred $14.9 million of costs relating to the separation. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses. See Note 17, "Subsequent Events" for additional information.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 (the “2016 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of December 30, 2016 and September 30, 2016, results of operations and statements of comprehensive earnings for the three months ended December 30, 2016 and January 1, 2016, and cash flows for the three months ended December 30, 2016 and January 1, 2016. The results of operations for the three months ended December 30, 2016 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
In the first quarter of fiscal year 2017, the Company began presenting debt issuance costs as a direct deduction from the carrying amount of its debt on its Condensed Consolidated Balance Sheets and adjusted prior year amounts as discussed further in "Accounting Pronouncement Recently Adopted" below.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017. Fiscal year 2016 was the 52-week period that ended on September 30, 2016. The fiscal quarters ended December 30, 2016 and January 1, 2016 were both 13-week periods.

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
Accounting Standards Recently Adopted
In March 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company has retrospectively adopted this amendment in the first quarter of fiscal year 2017, resulting in a $0.6 million change from prepaid expenses and other current assets to current maturities of long-term debt and a $0.6 million change from other assets to long-term debt as of September 30, 2016 on the Condensed Consolidated Balance Sheets.
Recent Accounting Standards or Updates Not Yet Effective
In January 2017, the FASB clarified its guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In January 2017, the FASB clarified its guidance on the definition of a business in accounting for transactions when determining whether they represent acquisitions or disposals of assets or of a business. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. The amendment is required to be adopted prospectively. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In November 2016, the FASB amended its guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively. The amendment is not expected to have a material impact to the Company’s consolidated financial statements.
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

2. BALANCE SHEET COMPONENTS

The following tables summarize the Company's available-for-sale securities:

	December 30, 2016
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
CPTC loans	$60.0	$—	$—	$60.0
Total available-for-sale securities	$60.0	$—	$—	$60.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

	September 30, 2016
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
CPTC loans	$95.3	$—	$—	$95.3
Total available-for-sale securities	$95.3	$—	$—	$95.3

See Note 15, "VPT Loans" for more information on California Proton Treatment Center, LLC (“CPTC”) loans.

At December 30, 2016, available-for-sale securities are recorded in other assets on the Condensed Consolidated Balance Sheets, because the Company does not expect to collect or sell all or a portion of its loans in the next twelve months. As of December 30, 2016, the Company's CPTC loans with a carrying value of $98.1 million were determined to be other-than-temporarily impaired due to credit losses. As a result of this determination, the investment was written down to its estimated fair value of $60.0 million, resulting in an impairment charge of $38.3 million, which includes $0.2 million of other loan related charges. See Note 15, "VPT Loans" for further information on the CPTC impairment. At September 30, 2016, available-for-sale securities are recorded in short-term investments on the Condensed Consolidated Balance Sheets, because the expected contractual maturity dates were less than one year.

The following table summarizes the Company's inventories:

(In millions)	December 30, 2016	September 30, 2016
Raw materials and parts	$435.0	$407.9
Work-in-process	84.6	76.7
Finished goods	142.0	155.1
Total inventories	$661.6	$639.7

The following table summarizes the Company's other long-term liabilities:

(In millions)	December 30, 2016	September 30, 2016
Long-term income taxes payable	$47.0	$46.2
Deferred income taxes	19.5	26.6
Other	80.3	87.2
Total other long-term liabilities	$146.8	$160.0

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at December 30, 2016:
Available-for-sale securities:
Corporate debt securities	$—	$—	$60.0	$60.0
Other assets	1.8	—	—	1.8
Total assets measured at fair value	$1.8	$—	$60.0	$61.8

Liabilities at December 30, 2016:
Contingent consideration	$—	$—	$(1.1)	$(1.1)
Total liabilities measured at fair value	$—	$—	$(1.1)	$(1.1)

Assets at September 30, 2016:
Available-for-sale securities:
Corporate debt securities	$—	$—	$95.3	$95.3
Total assets measured at fair value	$—	$—	$95.3	$95.3

Liabilities at September 30, 2016:
Contingent consideration	$—	$—	$(1.3)	$(1.3)
Total liabilities measured at fair value	$—	$—	$(1.3)	$(1.3)

At December 30, 2016 and September 30, 2016, the fair value of the Company's derivative instruments were not material. The Company's Level 3 corporate debt securities, the CPTC loans, were included in other assets at December 30, 2016 and short-term investments at September 30, 2016 on the Condensed Consolidated Balance Sheets. The Company's contingent consideration was included in accrued liabilities at December 30, 2016 and September 30, 2016 on the Condensed Consolidated Balance Sheets.
The fair value of the Company's other assets, which consists of money market funds in our deferred compensation plan, is based on quoted market prices. Quoted market prices are observable inputs that are classified as Level 1 within the fair value hierarchy.
The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to thirteen months in duration.
The fair value of the Company’s Level 3 corporate debt securities, the CPTC loans, is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC. If the estimated discount rates used were to increase or decrease, the fair value of the debt securities would decrease or increase, respectively. However, the Company does not increase the fair value of these securities above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase these loans from the Company under the original terms and conditions at par value. During the first quarter of fiscal year 2017, the CPTC loans, with a carrying amount of $98.1 million, were determined to be impaired based on the discounted cash flow model using a single best estimate methodology and has been written down to its estimated fair value of $60.0 million, resulting in an

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

impairment charge of $38.3 million, which includes $0.2 million of other loan related charges, recorded in the Condensed Consolidated Statements of Earnings.

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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	CPTC Loans	Contingent Consideration
Balance at September 30, 2016	$95.3	$(1.3)
Additions (1)	2.8	—
Settlements (2)	—	0.5
Change in fair value recognized in earnings	(38.1)	(0.3)
Balance at December 30, 2016	$60.0	$(1.1)

(1)	Amounts reported under CPTC loans represents draw downs and accrued interest.

(2)	Amounts reported under Contingent Consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three months ended December 30, 2016, or the three months ended January 1, 2016. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, short-term notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
At December 30, 2016 and September 30, 2016, the fair value of current maturities of the long-term debt approximated its carrying value of $62.5 million and $50.0 million, respectively, due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $275.0 million and $287.5 million, at December 30, 2016 and September 30, 2016, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $70.6 million and $59.2 million at December 30, 2016 and September 30, 2016, respectively, because it is based on terms of recent comparable transactions and is categorized as Level 3 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

4. RECEIVABLES
The following table summarizes the Company's accounts receivable and notes receivable as of December 30, 2016 and September 30, 2016:

(In millions)	December 30, 2016	September 30, 2016
Accounts receivable, gross	$908.1	$970.8
Allowance for doubtful accounts	(60.3)	(24.4)
Accounts receivable, net	$847.8	$946.4
Short-term	$801.7	$891.8
Long-term (1)	$46.1	$54.6

Notes receivable	$76.9	$65.0
Short-term (2)	$6.3	$5.8
Long-term (1)	$70.6	$59.2

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
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
As of December 30, 2016, allowance for doubtful accounts includes $43.1 million related to short-term accounts receivable and $17.2 million related to long-term accounts receivable. As of September 30, 2016, allowance for doubtful accounts was entirely related to the short-term accounts receivable.
See Note 15, "VPT Loans" for more information on the Company's long-term notes receivable balances.

5. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Imaging Components	Other	Total
Balance at September 30, 2016	$170.2	$74.7	$49.8	$294.7
Foreign currency translation adjustments	—	—	(3.0)	(3.0)
Balance at December 30, 2016	$170.2	$74.7	$46.8	$291.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table reflects the Company's intangible assets:

	December 30, 2016			September 30, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$120.9	$(62.9)	$58.0	$122.0	$(60.7)	$61.3
Customer contracts and supplier relationship	41.7	(14.1)	27.6	41.7	(13.0)	28.7
Other	12.3	(7.3)	5.0	12.7	(6.8)	5.9
Total intangible with finite lives	174.9	(84.3)	90.6	176.4	(80.5)	95.9
In-process research and development with indefinite lives	8.8	—	8.8	8.8	—	8.8
Total intangible assets	$183.7	$(84.3)	$99.4	$185.2	$(80.5)	$104.7
Amortization for intangible assets was $5.1 million and $3.0 million in the three months ended December 30, 2016 and January 1, 2016, respectively.
As of December 30, 2016 the Company estimates its remaining amortization for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Total
Remainder of 2017	$15.7
2018	18.7
2019	14.7
2020	13.4
2021	10.1
Thereafter	18.0
Total remaining amortization for intangible assets	$90.6

6. RELATED PARTY TRANSACTIONS
VMS has a 40% ownership interest in dpiX Holding LLC (“dpiX Holding”), a two-member consortium which has a 100% ownership interest in dpiX LLC (“dpiX”), a supplier of amorphous silicon based thin film transistor arrays (“flat panels”) for the Company’s Imaging Components’ digital image detectors, for its Oncology Systems’ On-Board Imager® and PortalVisionTM imaging products. In accordance with the dpiX Holding agreement, net profits or losses are allocated to the members, in accordance with their ownership interests.
The equity investment in dpiX Holding is accounted for under the equity method of accounting. When VMS recognizes its share of net profits or losses of dpiX Holding, profits or losses in inventory purchased from dpiX are eliminated until realized by VMS. VMS recorded income of $0.3 million and a loss of $0.7 million in the three months ended December 30, 2016 and January 1, 2016, respectively, from its equity investment in dpiX Holding. Income and loss on the equity investment in dpiX Holding is included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings. The carrying value of the equity investment in dpiX Holding, which is included in other assets on the Condensed Consolidated Balance Sheets, was $47.6 million at December 30, 2016 and $47.2 million at September 30, 2016.
During the three months ended December 30, 2016 and January 1, 2016, the Company purchased glass transistor arrays from dpiX totaling $8.4 million and $5.0 million, respectively. These purchases of glass transistor arrays are included as a component of inventories on the Condensed Consolidated Balance Sheets or cost of revenues - product in the Condensed Consolidated Statements of Earnings for these fiscal periods.
In October 2013, VMS entered into an amended agreement with dpiX and other parties that, among other things, provides the Company with the right to 50% of dpiX’s total manufacturing capacity produced after January 1, 2014. The amended agreement requires the Company to pay for 50% of the fixed costs (as defined in the amended agreement), as determined at the beginning of each calendar year. As of December 30, 2016, the Company estimated it has fixed cost commitments of $16.7 million related

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

to this amended agreement through December 31, 2017. The Company's equity investment in dpiX Holding and fixed cost commitments were transferred to Varex, in conjunction with the separation and distribution of Varex in January 2017.
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

7. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	December 30, 2016		September 30, 2016
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current portion of 2013 Term Loan Facility	$62.5	1.77%	$50.0	1.65%
2013 Revolving Credit Facility	245.0	1.96%	300.0	1.91%
Sumitomo Credit Facility	25.7	0.53%	29.6	0.53%
Debt issuance costs	(0.6)		(0.6)
Total short-term debt	$332.6		$379.0

Long-term debt:
2013 Term Loan Facility	$275.0	1.77%	$287.5	1.65%
Debt issuance costs	(0.4)		(0.6)
Total long-term debt	$274.6		$286.9
On August 27, 2013, VMS entered into an agreement (as amended to date), ("Credit Agreement") with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Debt Lenders"). The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $500 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million, and the aggregate commitments under the 2013 Revolving Credit Facility, may be increased by up to $100 million, subject to certain conditions being met, including lender approval. The Credit Agreement does not require the Company to pledge the stock of any of its subsidiaries. In fiscal year 2016, the Company amended its Credit Agreement to obtain the Debt Lenders' consent to the separation of its Imaging Components business, waive any potential default that may arise as a result of the separation, and increase the maximum consolidated leverage ratio that the Company must maintain. The Credit Agreement will expire in August 2018. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes.
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
The Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA, and (ii) a minimum consolidated fixed charge coverage ratio. The Company was in compliance with all covenants under the Credit Agreement for all periods within these condensed consolidated financial statements.

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2017. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
As of December 30, 2016 and September 30, 2016, the Company did not have any outstanding derivatives designated as hedging instruments. As of December 30, 2016 and September 30, 2016, the fair value of the Company's derivatives not designated as hedging instruments were not material. See Note 3, "Fair Value" for the valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2016 Annual Report for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of December 30, 2016 and September 30, 2016, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities

The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts excluded from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. During the three months ended December 30, 2016, the Company did not discontinue any cash flow hedges. As of December 30, 2016, the Company did not have any foreign currency forward contracts designated as cash flow hedges. During the three months ended January 1, 2016, the Company recognized an unrealized gain of $0.1 million in other comprehensive income for the effective portion of the foreign currency forward contracts designated as cash flow hedges.

There were no reclassifications from accumulated other comprehensive income to revenues related to the effective portion of the foreign currency forward contracts designated as cash flow hedges in the three months ended December 30, 2016 and January 1, 2016, respectively.
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
The Company had the following outstanding foreign currency forward contracts:

	December 30, 2016
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$17.5	$—
Brazilian Real	9.0	—
British Pound	—	6.8
Canadian Dollar	2.6	—
Danish Krone	—	0.4
Euro	229.0	10.8
Hungarian Forint	2.5	—
Indian Rupee	13.5	—
Japanese Yen	54.1	—
Polish Zloty	22.1	—
Swedish Krona	4.3	—
Swiss Franc	—	61.8
Thai Baht	4.6	—
Totals	$359.2	$79.8

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Location of Gain Recognized in Income on Derivative Instruments	Amount of Gain Recognized in Net Earnings on Derivative Instruments
	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Selling, general and administrative expenses	$14.9	$7.4

The gains on these derivative instruments were significantly offset by losses resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of December 30, 2016 and September 30, 2016, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Accrued product warranty, at beginning of period	$54.8	$45.9
Charged to cost of revenues	11.4	12.2
Actual product warranty expenditures	(14.8)	(12.0)
Accrued product warranty, at end of period	$51.4	$46.1

Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets as of December 30, 2016 and September 30, 2016.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company spent $0.2 million (net of amounts borne by VI and VSEA) in both the three months ended December 30, 2016 and January 1, 2016 on environmental cleanup costs, third-party claim costs, project management costs and legal costs.
Inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the CERCLA sites and one of the Company’s past facilities. Nonetheless, as of December 30, 2016, the Company estimated that, net of VI’s and VSEA’s indemnification obligations, future costs associated with the CERCLA sites and this facility would range in total from $1.2 million to $9.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of December 30, 2016. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.2 million for these cleanup projects as of December 30, 2016. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
The Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities for its other past and present facilities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of December 30, 2016, the Company estimated that the Company’s future exposure, net of VI’s and VSEA’s indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $5.2 million to $25.4 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of December 30, 2016. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $7.9 million at December 30, 2016. Accordingly, the Company had accrued $6.8 million as of December 30, 2016 for these costs, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.2 million described in the preceding paragraph.
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potentially responsible parties and insurance companies with respect to which the Company believes it has rights to indemnity or reimbursement. The Company has asserted claims for recovery of environmental investigation and cleanup costs already incurred, and to be incurred in the future against various insurance companies and other third parties. The Company receives certain cash payments in the form of settlements and judgments from defendants, insurers and other third parties from time to time. The Company has also reached an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of VI’s and VSEA’s portion, from that insurer amounted to $2.0 million at both December 30, 2016 and September 30, 2016, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets. The payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with what appears to be a financially viable insurance company, and the insurance company has paid the Company’s claims in the past.
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
In September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. During September 2015 and October 2015, the Company filed several complaints in the United States and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam imaging gantries, volumetric modulated arc therapy (“VMAT”), and combined magnetic resonance imaging linear accelerator systems. In February 2016, Elekta Ltd. filed several complaints in the U.S. and foreign courts alleging infringement of certain patents related to linear accelerator control systems and treatment planning. In October 2016, Elekta Ltd. filed a complaint in the United Kingdom alleging infringement of a further patent related to linear accelerator control systems and treatment planning, and added a patent relating to the same subject matter to its existing U.S. suit filed in February 2016. These legal proceedings are ongoing and, although there have been interim court rulings in certain jurisdictions, there have been no definite outcomes to date. The Company is unable to predict the outcomes of these matters and therefore, no amounts have been accrued as of December 30, 2016.
In June 2015, a foreign subsidiary of the Company was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. The Company previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. After the Company requested a judicial review available under Portuguese criminal procedure processes as to whether or not such charges are proper under Portuguese law, the matter was resolved and definitively dismissed on December 9, 2016, with no adverse findings or charges against the Company or its foreign subsidiary.
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
Restructuring Charges
2017 Restructuring Plan
In the first quarter of fiscal year 2017, the Company offered an enhanced retirement program to its qualifying employees and a workforce reduction (collectively "the 2017 Restructuring Plan"), primarily in its Oncology Systems segment, to improve operational performance. The Company incurred $3.8 million in restructuring charges during the three months ended December 30, 2016. As of December 30, 2016, the Company expects to incur an additional $1.8 million in restructuring charges under this plan in fiscal year 2017.
2016 Restructuring Plan
In the first quarter of 2016, the Company implemented a workforce reduction, primarily in its Oncology Systems and Imaging Components segments, as part of the Company's plan to enhance operational performance through productivity initiatives. The Company incurred $4.8 million in restructuring charges during the three months ended January 1, 2016. The Company does not expect to incur any significant future charges under this plan.
The following table provides a summary of changes in the restructuring liability related to the Company's restructuring plans:

(In millions)	September 30, 2016	Restructuring Charges	Adjustments	Cash Payments	December 30, 2016
2017 Restructuring Plan	$—	$3.8	$—	$(0.1)	$3.7
2016 Restructuring Plan and prior plans	1.6	—	(0.2)	(0.1)	1.3
Total	$1.6	$3.8	$(0.2)	$(0.2)	$5.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company expects to substantially complete these restructuring programs by the end of fiscal year 2017. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

10. RETIREMENT PLANS
The Company sponsors seven defined benefit pension plans for regular full time employees in Germany, Japan, Switzerland, the Philippines and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States. Current period disclosures include the Company's defined benefit pension plans from acquisitions completed in fiscal year 2015, including one in Germany and one in the Philippines, which were not presented in the previous year as they were not material.
The components of net defined benefit costs were as follows:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Defined Benefit Plans
Service cost	$1.8	$1.5
Interest cost	0.6	1.0
Expected return on plan assets	(1.8)	(1.7)
Amortization of prior service cost	(0.1)	—
Recognized actuarial loss	1.1	0.7
Net periodic benefit cost	$1.6	$1.5

11. INCOME TAXES
The Company’s effective tax rate was 48.1% and 24.8% for the three months ended December 30, 2016 and January 1, 2016, respectively. The increase in the Company’s effective tax rate during the three months ended December 30, 2016, compared to the year ago period, was primarily due to the impairment of the CPTC loan, which was made by one of our Swiss subsidiaries, which has a low tax rate, and a significant portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of our German subsidiaries, which has a full valuation allowance.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the three months ended December 30, 2016; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase (“ASR”) programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. In November 2015, the VMS Board of Directors authorized the repurchase of 8.0 million shares of VMS common stock through December 31, 2016. As of December 30, 2016 the remaining 3.3 million shares under this authorization have expired.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	December 30, 2016	January 1, 2016
Number of shares	0.5	2.4
Average repurchase price per share	$98.98	$79.20
Total cost	$49.5	$192.1

Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(63.3)	$(37.5)	$(100.8)
Other comprehensive loss before reclassifications	—	(13.1)	(13.1)
Amounts reclassified out of other comprehensive earnings	0.9	—	0.9
Tax expense	(0.1)	—	(0.1)
Balance at December 30, 2016	$(62.5)	$(50.6)	$(113.1)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Net Unrealized Gains (Losses) Available-for- Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at October 2, 2015	$(46.1)	$—	$(0.1)	$(40.3)	$(86.5)
Other comprehensive earnings (loss) before reclassifications	—	0.1	(0.4)	(4.6)	(4.9)
Amounts reclassified out of other comprehensive earnings	0.6	—	0.6	—	1.2
Tax expense	(0.1)	—	(0.1)	—	(0.2)
Balance at January 1, 2016	$(45.6)	$0.1	$—	$(44.9)	$(90.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified out of other comprehensive loss into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Comprehensive Earnings Components	Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.9)	$(0.6)	Cost of revenues & Operating expenses
Unrealized loss on available-for-sale-investments	—	(0.6)	Operating expenses
Total amounts reclassified out of other comprehensive earnings	$(0.9)	$(1.2)

Noncontrolling Interests
In April 2015, the Company completed the acquisition of 73.5% of the then outstanding shares of MeVis Medical Solutions AG ("MeVis"), a public company based in Bremen, Germany that provides image processing software and services for cancer screening.
In August 2015, the Company, through one of its German subsidiaries, entered into a domination and profit and loss transfer agreement (the “DPLTA”) with MeVis. In October 2015, the DPLTA became effective upon its registration at the local court of Bremen, Germany. Under the DPLTA, MeVis subordinates its management to the Company and undertakes to transfer all of its annual profits and losses to the Company. In return, the DPLTA grants the noncontrolling shareholders of MeVis: (1) an annual recurring net compensation of €0.95 per MeVis share starting from January 1, 2015 and (2) a put right for their MeVis shares at €19.77 per MeVis share. Upon effectiveness of the DPLTA, the noncontrolling interests in MeVis became redeemable as a result of the put right and were reclassified to temporary equity. As of December 30, 2016, the redemption value of redeemable noncontrolling interests in MeVis was $10.3 million.
During the three months ended December 30, 2016, an immaterial number of MeVis' shares were purchased under the put right. As of December 30, 2016, noncontrolling shareholders together held approximately 0.5 million shares of MeVis, representing 26.3% of the outstanding shares.

Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

	Three Months Ended		Three Months Ended
	December 30, 2016		January 1, 2016
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at beginning of period	$3.7	$10.3	$14.7	$—
Net earnings attributable to noncontrolling interests	0.5	0.1	—	—
Reclassification of noncontrolling interests in MeVis to redeemable noncontrolling interests	—	—	(10.4)	10.4
Other	—	(0.1)	(0.5)	—
Balance at end of period	$4.2	$10.3	$3.8	$10.4
In conjunction with the separation and distribution of Varex in January 2017, the Company's redeemable noncontrolling interests were transferred to Varex.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. EMPLOYEE STOCK PLANS
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Cost of revenues - Product	$1.0	$1.0
Cost of revenues - Service	1.0	1.0
Research and development	1.5	1.6
Selling, general and administrative	8.0	7.7
Total share-based compensation expense	$11.5	$11.3
Income tax benefit for share-based compensation	$(3.5)	$(3.5)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended
January 1, 2016
Employee Stock Option Plans
Expected term (in years)	4.13
Risk-free interest rate	1.4%
Expected volatility	20.5%
Expected dividend	—%
Weighted average fair value at grant date	$15.44

There were no options granted in the three months ended December 30, 2016.

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 30, 2016	January 1, 2016
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.5%	0.3%
Expected volatility	22.3%	17.0%
Expected dividend	—%	—%
Weighted average fair value at grant date	$19.37	$15.59

A summary of share-based awards available for grant is as follows:

(In millions)	Shares Available for Grant
Balance at September 30, 2016	4.6
Granted	(0.4)
Cancelled or expired	0.2
Balance at December 30, 2016	4.4

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
Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2016	2.6	$78.25
Granted	—	—
Cancelled or expired	—	75.86
Exercised	(0.1)	62.96
Balance at December 30, 2016	2.5	$78.87	4.6	$28.4

Exercisable at December 30, 2016	1.4	$78.16	3.6	$16.8

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $89.78 as of December 30, 2016, the last trading date of the first quarter of fiscal year 2017, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of December 30, 2016, there was $7.8 million of total unrecognized compensation expense related to stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2016	1.0	$82.51
Granted	0.1	92.33
Vested	(0.1)	77.40
Cancelled or expired	—	78.18
Balance at December 30, 2016	1.0	$83.74
As of December 30, 2016, unrecognized compensation expense totaling $37.1 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.9 years.
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
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
(In millions, except per share amounts)	December 30, 2016	January 1, 2016
Net earnings attributable to Varian	$20.4	$89.0
Weighted average shares outstanding - basic	93.5	97.2
Dilutive effect of potential common shares	0.7	0.6
Weighted average shares outstanding - diluted	94.2	97.8
Net earnings per share attributable to Varian - basic	$0.22	$0.92
Net earnings per share attributable to Varian - diluted	$0.22	$0.91
Anti-dilutive employee shared based awards, excluded	0.6	1.2

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

15. VPT LOANS
The following table lists the Company's outstanding loans and commitments for funding development and construction of various proton therapy centers:

	December 30, 2016		September 30, 2016
(In millions)	Balance	Commitment	Balance	Commitment
Long-term notes receivable (1):
NYPC loan	$18.5	$—	$18.5	$—
MPTC loans	52.1	—	40.7	11.4
	$70.6	$—	$59.2	$11.4
Available-for-sale Securities (2):
CPTC loans	$60.0	$0.3	$95.3	$1.1
	$60.0	$0.3	$95.3	$1.1

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other assets at December 30, 2016 and in short-term investments at September 30, 2016 on the Company's Condensed Consolidated Balance Sheets.
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
In addition to the outstanding loan, the Company had $7.2 million and $17.4 million, as of December 30, 2016 and September 30, 2016, respectively, in accounts receivable, which includes unbilled accounts receivable, from NYPC.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Maryland Proton Therapy Center ("MPTC") Loans
In May 2015, the Company, through one of its subsidiaries, committed to loan up to $35.0 million to MPTC. A total of $12.2 million (consisting of $10.0 million principal amount and $2.2 million in accrued interest) of a previously existing loan was rolled over into the loan commitment with the remaining $22.8 million funded in two equal amounts of $11.4 million each in fiscal year 2016 and the first quarter of fiscal 2017. Varian's lending is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the loan accrues at 12%. The Company had previously entered into an agreement with MPTC to supply it with a proton system. During fiscal year 2016, the Company converted $17.1 million in deferred payment arrangements, previously recorded as long-term unbilled accounts receivable, with MPTC to long-term notes receivable due September 30, 2018. The notes receivable carry an interest rate of 15%.
In addition to the outstanding loan, the Company had $8.1 million and $9.2 million, as of December 30, 2016 and September 30, 2016, respectively, in accounts receivable, net from MPTC, which includes unbilled accounts receivable.
CPTC Loans
In September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million ("Tranche A loan") to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under the Tranche A loan was $115.3 million. In June 2014, the Company, through its Swiss subsidiary, entered into a series of agreements, pursuant to which J.P. Morgan assumed $45.0 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Pursuant to these agreements, J.P. Morgan purchased $38.1 million of the Company’s outstanding Tranche A loan at par value. Through these agreements, the Company’s Swiss subsidiary also increased its individual loan commitment by $10.0 million (“Tranche B loan”). The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders agreed not to enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; the Company's proportionate share of this commitment is $4.4 million ("Tranche C loan"). The Tranche A, Tranche B, and Tranche C loans are collectively, referred to as the “CPTC Loans.”
As of December 30, 2016, even though patient volumes continued to increase, CPTC was not in compliance with one of the patient volume covenants in the forbearance agreement, which would allow the Lenders to cease funding under the Tranche C loan and terminate the forbearance agreement. In January 2017, the Company was informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and the Company’s analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, the Company determined that it was appropriate to record a $38.3 million impairment to its CPTC loans on the Condensed Consolidated Statements of Earnings in the three months ended December 30, 2016. As a result of this impairment, the CPTC loans were written down to their estimated fair value of $60.0 million and reclassified from short-term investments to other assets on the Company's Condensed Consolidated Balance Sheet because the Company does not expect to collect or sell all or a portion of its loans in the next twelve months.

As of December 30, 2016, the Company had loaned $82.3 million under the Tranche A loan, $11.7 million under the Tranche B loan and $4.1 million under the Tranche C loan. No amounts were available for draw down under the Tranche A and Tranche B loans. As of December 30, 2016, the Company's remaining commitment under the Tranche C loan is expected to be drawn down over the next 12 months, subject to approval by the lenders due to CPTC's non-compliance with one of the covenants under the forbearance agreement. As of September 30, 2016, the Company had loaned $80.5 million under the Tranche A loan, $11.4 million under the Tranche B loan, and $3.4 million under the Tranche C loan. The amounts loaned under the CPTC Loans include accrued interest.
ORIX has the option to purchase the Company's share of the CPTC loans at par. The CPTC Loans meet the definition of a debt security and therefore are accounted for as available-for-sale securities and recorded at fair value as of December 30, 2016 and September 30, 2016. The CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center. The CPTC Loans mature in September 2017 and bear interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the CPTC Loans were due monthly in arrears until

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. To date, no amortizing principal payments have been made. The principal and interest payments are subject to the forbearance agreement mentioned above.
As of December 30, 2016, the Company reserved the entire accounts receivable balance, which included unbilled accounts receivable from CPTC and recorded an allowance for doubtful accounts of $34.2 million due to the liquidity issues referred to above. The expense associated with the allowance for doubtful accounts was included in selling, general and administrative expense on the Condensed Consolidated Statements of Earnings. As of September 30, 2016, the Company had $32.6 million in accounts receivable from CPTC, which included unbilled accounts receivable.
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

16. SEGMENT INFORMATION
The Company’s operations are grouped into two reportable operating segments: Oncology Systems and Imaging Components. The Company’s Varian Particle Therapy ("VPT") business is reflected in the “Other” category because the operating segment does not meet the criteria of a reportable operating segment. In the first quarter of fiscal year 2017, the Company's Ginzton Technology Center ("GTC") business, previously reflected in the "Other" category, was dissolved and absorbed primarily into the Oncology Systems and Imaging Components businesses and is no longer a separate business. This change did not result in any restatement of prior period financial information because GTC operating results were not material. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company’s VPT business is reported under the “Other” category. The VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.
Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Revenues
Oncology Systems	$581.1	$589.3
Imaging Components	151.9	141.4
Total reportable segments	733.0	730.7
Other	30.3	26.4
Total Company	$763.3	$757.1
Operating Earnings (Loss) (1)
Oncology Systems	$137.4	$115.2
Imaging Components	21.8	25.2
Total reportable segments	159.2	140.4
Other	(48.7)	(12.3)
Corporate	(72.1)	(11.4)
Total Company	$38.4	$116.7

(1)	Operating earnings of reportable segments and Other include an allocation of corporate expenses based on a percentage of their revenues.

17. SUBSEQUENT EVENTS
On January 9, 2017, the Board of Directors of the Company approved the separation of Varex (consisting primarily of the Imaging Components business) through the distribution of 100% of the outstanding common stock, par value $0.01 per share, of Varex Imaging Corporation, a wholly owned subsidiary of Varian, to Varian's stockholders. To consummate the distribution, the Varian Board declared a pro rata dividend of Varex common stock to Varian's stockholders of record as of the close of business on the Record Date. Each Varian stockholder received 0.4 of a share of Varex common stock for every one share of Varian common stock held at the close of business on the Record Date. The Distribution occurred on January 28, 2017 (the "Distribution Date"). Immediately following the Distribution, Varex became an independent publicly traded company and is listed on The NASDAQ Global Select Market under the ticker “VREX.” Varian will continue to trade on the New York Stock Exchange under the ticker “VAR.” The historical financial position and results of operations of Varex will be reported as discontinued operations in the second quarter of fiscal year 2017.
In connection with the Distribution, Varian and Varex have entered into a separation and distribution agreement as well as various other agreements that will govern the relationships between the parties going forward, including a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a trademark license agreement and supply/distribution agreements. The separation and distribution agreement and other agreements related to the separation were entered into on January 27, 2017.
In conjunction with the separation and distribution, the Company received approximately $200 million from Varex and used those proceeds to repay a portion of its outstanding 2013 Revolving Credit Facility debt.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In December 2016, Varian entered into a master purchase and sale agreement ("MPSA") to acquire the Medical Imaging business of PerkinElmer, Inc. for approximately $276 million. In connection with the separation and distribution, Varian assigned the MPSA and any rights and obligations to Varex.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of December 30, 2016 and the related condensed consolidated statements of earnings, of comprehensive earnings and of cash flows for the three-month periods ended December 30, 2016 and January 1, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2016, and the related consolidated statements of earnings and of comprehensive earnings, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 23, 2016, which included a paragraph that described the change in classification and presentation of deferred income taxes in fiscal 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of September 30, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
February 7, 2017

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

Separation
On May 23, 2016, we announced our intention to separate our Imaging Components business from the remainder of our businesses through a pro rata distribution of the common stock of a new entity, named Varex Imaging Corporation (“Varex”). Varex was incorporated in Delaware on July 18, 2016 for the purpose of holding the assets and liabilities associated with the Imaging Components business. Each of our stockholders received 0.4 of a share of Varex common stock for every one share of our common stock held on the close of business on January 20, 2017. On January 28, 2017, we completed the distribution of 100% of the outstanding common stock of Varex to our stockholders. Following the separation and distribution, Varex became an independent publicly traded company. In conjunction with the separation and distribution, we received approximately $200 million from Varex and used those proceeds to repay a portion of our outstanding 2013 Revolving Credit Facility debt. See Note 17, "Subsequent Events" of the Notes to the Condensed Consolidated Financial Statements, for additional information.

Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses. During the first quarter of fiscal year 2017, we incurred $14.9 million of costs relating to the separation of our Imaging Component business, of which approximately $12 million relates to transaction advisory services. We expect to incur an estimated $18 million in additional charges for transaction advisory services in the remainder of fiscal year 2017. Further, we expect to incur significant additional expenses for consulting services, restructuring, and other expenses to complete the separation.

Overview
Our operations are currently grouped into two reportable operating segments: Oncology Systems and Imaging Components. Our Varian Particle Therapy (“VPT”) business is reflected in the “Other” category because this operating segment does not meet the criteria of a reportable operating segment. In the first quarter of fiscal year 2017, our Ginzton Technology Center business, previously reflected in the "Other" category, was dissolved and absorbed primarily into the Oncology Systems and Imaging Components businesses and is no longer a separate business. This change did not result in any restatement of prior period financial information because the impact was not material. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
Total revenues increased 1%, gross margin increased 2.9 percentage points, the effective tax rate increased by 23.3 percentage points, net earnings attributable to Varian decreased 77%, and net earnings per diluted share decreased 76%, in the first quarter of fiscal year 2017, compared to the year-ago period.
In January 2017, we were informed of actions taken by California Proton Treatment Center, LLC (“CPTC”) and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that it was appropriate to record a $38.3 million other-than-temporary impairment, relating to credit losses, to our CPTC loans on the Condensed Consolidated Statements of Earnings in the three months ended December 30, 2016. As a result of this impairment, the CPTC loans were written down to their estimated fair value of $60.0 million and reclassified from short-term investments to other assets on the Company's Condensed Consolidated Balance Sheet because we do not expect to collect or sell all or a portion of the loans in the next twelve months.
In addition, we also recorded an allowance for doubtful accounts of $37.8 million from CPTC and another proton center. The expense associated with the allowance for doubtful accounts was recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Earnings. See Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements for further information about the CPTC loans.
The increase in the effective tax rate was primarily due to the impairment of the CPTC loan, which was made by one of our Swiss subsidiaries, which has a low tax rate, and a large portion of the expense associated with the allowance for doubtful accounts being attributable to one of our German subsidiaries, which has a full valuation allowance.
Gross orders increased 10% and 4% in Oncology Systems and Imaging Components, respectively, in the first quarter of fiscal year 2017, compared to the year-ago period. Our backlog at December 30, 2016 was 2% higher than at the end of the first quarter of fiscal 2016.
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
The U.S. Dollar remained stable against the Euro and weakened against the Japanese Yen in the first quarter of fiscal year 2017, compared to the year-ago period, but did not have a significant impact on total revenues and Oncology Systems gross orders. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar will continue to cause variability in our financial performance.
In December 2015, the U.S. President signed into law the Protecting Americans from Tax Hikes Act of 2015 ("PATH Act"), which suspended the 2.3% medical device excise tax implemented as part of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) for a two-year period through December 31, 2017. The suspension of the medical device excise tax had a positive impact in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 because the suspension was not effective during the first quarter of 2016. Additionally, the PATH Act permanently extended the research and development ("R&D") tax credit, which has a favorable impact on our effective tax rate.
The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.
Oncology Systems. Our largest business segment is Oncology Systems, which designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy, and advanced treatments, such as fixed field intensity-modulated radiation therapy ("IMRT"), image-guided radiation therapy ("IGRT"), volumetric modulated arc therapy ("VMAT"), stereotactic radiotherapy, stereotactic body radiotherapy and brachytherapy. Our software solutions also include informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
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
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Affordable Care Act or its potential repeal, or changes in policy resulting from the new presidential administration, will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding Medicare Access and CHIP Reauthorization Act of 2015 and the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue in future fiscal years. We believe that this uncertainty could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability.
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
In the first quarter of fiscal year 2017, Oncology Systems revenues decreased 1% and gross margin increased by 4.4 percentage points compared to the year-ago period.
In the first quarter of fiscal year 2017, Oncology Systems gross orders increased 10%, compared to the year-ago period, primarily due to an increase in gross orders of 13% and 7% from our International and North America regions, respectively. On a constant currency basis, Oncology Systems gross orders increased 10% and Oncology Systems international gross orders increased 12% in the first quarter of fiscal year 2017, compared to the year-ago period.
Imaging Components. Our Imaging Components business segment designs, manufactures, sells and services X-ray imaging components for use in a range of applications, including radiographic or fluoroscopic imaging, mammography, special procedures, computed tomography, computer-aided diagnostics, and industrial applications. We provide a broad range of X-ray imaging components, including X-ray tubes, flat panel digital image detectors, high voltage connectors, image processing software and workstations, computer-aided diagnostic software, collimators, and automatic exposure control devices. Our Imaging Components business segment also designs, manufactures, sells and services security and inspection products, which include Linatron® X-ray accelerators, image processing software and image detection products for security and inspection purposes, such as cargo screening at ports and borders and nondestructive examination in a variety of applications. We continue to view the long-term fundamental growth driver for this business to be the ongoing success of key X-ray imaging original equipment manufacturers (“OEMs”) that incorporate our products into their medical diagnostic, dental, veterinary, security and industrial imaging systems. Orders and revenues for our security and inspection products have been and may continue to be unpredictable as governmental agencies may place large orders with us or our OEM customers in a short time period, and then may not place any orders for a long time period thereafter.
Our success in Imaging Components depends upon our ability to anticipate changes in our markets, the direction of technological innovation and the demands of our customers. A significant portion of our Imaging Components customers are outside of the United States and products in this business are generally priced in U.S. Dollars. Demand for Imaging Components products can be negatively impacted by the strengthening of the U.S. Dollar, and can cause our products to be priced higher compared to products sold in non-U.S. Dollar currencies. We are continuing to see some customers ask for additional discounts, delay purchasing decisions, or move to in-sourcing supply of such components or migrate to lower cost alternatives. The market for border protection systems has stabilized however, end customers, particularly in oil-based economies and war zones in which we have a significant customer base, continue to delay tenders, resulting in reduced demand for security and inspection products.
In the first quarter of fiscal year 2017, Imaging Components revenues and gross orders increased by 7% and 4%, respectively, while gross margin decreased 1.6 percentage points, compared to the year-ago period.

Other. The “Other” category is comprised of VPT. VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer.
In the first quarter of fiscal year 2017, the "Other" category revenues increased $3.9 million and gross orders decreased $8.0 million compared to the year-ago period.
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 (the “2016 Annual Report”), as well as the information contained under Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, impairment of investments and notes receivable, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”
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
Impairment of Investments and Notes Receivable
We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). Our available-for-sale investments primarily include CPTC loans. We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intention to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of the CPTC loans, which is classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC. In January 2017, we were informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that the CPTC loans with a carrying value of $98.1 million were other-than-temporarily impaired relating to credit losses as of December 30, 2016. As a result of this determination, the investment was written down to its estimated fair value of $60.0 million, resulting in an impairment charge of $38.3 million, which includes $0.2 million of other loan related charges, recorded in the Condensed Consolidated Statements of Earnings. See Note 3, "Fair Value" and Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements.

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
We have four reporting units with goodwill: (i) Oncology Systems, (ii) X-ray tubes and flat panel products, (iii) Security and inspection products, and (iv) VPT. For all four reporting units, based upon the most recent annual goodwill analysis that we performed during the fourth quarter of fiscal year 2016, either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those for which step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $46.8 million in goodwill as of December 30, 2016, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value. The fair value of foreign currency forward contracts is calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments, as well as on our result of operations. There were no transfers of assets or liabilities between fair value measurement levels during the first quarter of fiscal years 2017 and 2016.
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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017, and fiscal year 2016 was the 52-week period ended September 30, 2016. The fiscal quarters ended December 30, 2016 and January 1, 2016 were both 13-week periods.
Discussion of Results of Operations for the First Quarter of Fiscal Year 2017 Compared to the First Quarter of Fiscal Year 2016
Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Product	$485.2	$500.5	(3)%
Service	278.1	256.6	8%
Total Revenues	$763.3	$757.1	1%
Product as a percentage of total revenues	64%	66%
Service as a percentage of total revenues	36%	34%
Total revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, due to an increase in revenues from Imaging Components, and to a lesser extent, an increase in revenues from the "Other" category, partially offset by a decrease in revenues from Oncology Systems.
Product revenues decreased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in revenues from Oncology Systems, partially offset by an increase in revenues from Imaging Components, and to a lesser extent, an increase in revenues from the "Other" category. Service revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems.

Revenues by region	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change	Constant Currency (1)
Americas	$346.9	$348.5	—%	(1)%
EMEA	238.2	270.1	(12)%	(9)%
APAC	178.2	138.5	29%	24%
Total Revenues	$763.3	$757.1	1%	1%

North America	$329.9	$324.6	2%	2%
International (2)	433.4	432.5	—%	—%
Total Revenues	$763.3	$757.1	1%	1%
North America as a percentage of total revenues	44%	43%
International as a percentage of total revenues	56%	57%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
The Americas revenues were flat in the first quarter, compared to the year-ago period, due to a decrease in revenues from the Imaging Components, and to a lesser extent, a decrease in revenues from the "Other" category, mostly offset by an increase in revenues from Oncology Systems. EMEA revenues decreased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in revenues from Oncology Systems, partially offset by an increase in revenues from Imaging Components. APAC revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to increases in revenues from Oncology Systems, Imaging Components and the "Other" category.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change	Constant Currency
Product	$316.3	$343.0	(8)%	(8)%
Service	264.8	246.3	7%	7%
Total Oncology Systems Revenues	$581.1	$589.3	(1)%	(2)%
Product as a percentage of total Oncology Systems revenues	54%	58%
Service as a percentage of total Oncology Systems revenues	46%	42%
Oncology Systems revenues as a percentage of total revenues	76%	78%
Oncology Systems product revenues decreased in the first quarter of fiscal year 2017, compared to the year-ago period, due to a decrease in revenues from hardware products, which was mainly due to the timing of shipments in the first quarter of 2016, particularly in our international regions. Oncology Systems service revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to ongoing customer adoption of service contracts as the warranty period on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change	Constant Currency
Americas	$298.2	$284.3	5%	5%
EMEA	174.0	212.6	(18)%	(16)%
APAC	108.9	92.4	18%	11%
Total Oncology Systems Revenues	$581.1	$589.3	(1)%	(2)%

North America	$283.3	$263.8	7%	7%
International	297.8	325.5	(9)%	(9)%
Total Oncology Systems Revenues	$581.1	$589.3	(1)%	(2)%
North America as a percentage of total Oncology Systems revenues	48%	45%
International as a percentage of total Oncology Systems revenues	52%	55%
The Americas Oncology Systems revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to increases in revenues from hardware products and services in North America, and to a lesser extent, an increase in revenues from software licenses in North America, partially offset by a decrease in hardware products revenues from Latin America. EMEA Oncology Systems revenues decreased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in revenues from hardware products. APAC Oncology Systems revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, due to increases in revenues from hardware products and services.
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

Imaging Components Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Product	$142.1	$133.2	7%
Service	9.8	8.2	20%
Total Imaging Components Revenues	$151.9	$141.4	7%
Product as a percentage of total Imaging Components revenues	93%	94%
Service as a percentage of total Imaging Components revenues	7%	6%
Imaging Components revenues as a percentage of total revenues	20%	19%

Imaging Components product revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, due to increases in revenues from X-ray tube and flat panel products in our APAC region. Imaging Components service revenues increased in the first quarter of fiscal year 2017, compared to the year-ago periods, primarily due to an increase in service revenues from our security and inspection products.
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

Revenues by region	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Americas	$41.3	$53.2	(22)%
EMEA	49.2	42.0	17%
APAC	61.4	46.2	33%
Total Imaging Components Revenues	$151.9	$141.4	7%

North America	$39.2	$49.8	(21)%
International	112.7	91.6	23%
Total Imaging Components Revenues	$151.9	$141.4	7%
North America as a percentage of total Imaging Components revenues	27%	35%
International as a percentage of total Imaging Components revenues	73%	65%
The Americas Imaging Components revenues decreased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in revenues from flat panel products and to a lesser extent, a decrease in revenues from X-ray tube products and security and inspection products. EMEA Imaging Components revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to an increase in revenues from flat panel products and security and inspection products, and to a lesser extent, an increase in revenues from X-ray tube products. APAC Imaging Components revenues increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to an increase in revenues from X-ray tube and flat panel products.
Other Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Product	$26.8	$24.3	10%
Service	3.5	2.1	68%
Total Other Revenues	$30.3	$26.4	15%
Other revenues as a percentage of total revenues	4%	3%

Revenues in our “Other” category increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due the continued production and installation of VPT projects that are in our backlog in the first quarter of fiscal year 2017.
Gross Margin

Dollars by segment	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Oncology Systems	$270.8	$248.6	9%
Imaging Components	58.9	57.1	3%
Other	4.8	4.0	22%
Gross margin	$334.5	$309.7	8%

Percentage by segment
Oncology Systems	46.6%	42.2%
Imaging Components	38.8%	40.4%
Total Company	43.8%	40.9%
Total gross margin percentage increased in the first quarter of fiscal year 2017, compared to the year-ago period. The increase in gross margin percentage in the first quarter was primarily due to Oncology Systems partially offset by a decrease from Imaging Components and increased revenues from our VPT business which has a lower gross margin. Total product gross margin percentage was 35.4% in the first quarter of fiscal year 2017, compared to 31.4% for the respective year-ago period. Total service gross margin percentage was 58.5% in the first quarter of fiscal year 2017, compared to 59.5% for the respective year-ago period.
Oncology Systems product gross margin percentage was 36.7% in the first quarter of fiscal year 2017, compared to 29.9% for the respective year-ago period. The increase in Oncology Systems product gross margin in the first quarter of fiscal year 2017, compared to the year-ago period, was due to favorable geographic and product mix, and product cost reductions.
Oncology Systems service gross margin percentage was 58.5% in the first quarter of fiscal year 2017, compared to 59.2% in the respective year-ago period. The decrease in service gross margin percentage in the first quarter of fiscal year 2017, compared to the year-ago period, was primarily due to increased hiring to support ongoing service obligations.
Imaging Components gross margin percentage decreased in the first quarter of fiscal year 2017, compared to the respective year-ago period, primarily due to continued pricing pressures from lower-end flat panel products and additional costs to increase production capacity to meet long-term demand.
Research and Development

	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Research and development	$63.1	$60.0	5%
Research and development as a percentage of total revenues	8%	8%

Research and development expenses increased $3.1 million in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to an increase in expenses in Oncology Systems primarily related to increase in headcount to support new product development projects and the enhancement of existing products, and the timing of material purchases in Imaging Components.

Selling, General and Administrative, Impairment Charges and Separation Costs

	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Selling, general and administrative	$179.8	$133.0	35%
Impairment charges	$38.3	$—	n/m
Separation costs	$14.9	$—	n/m
Selling, general and administrative as a percentage of total revenues	24%	18%
Impairment charges as a percentage of total revenues	5%	—%
Separation costs as a percentage of total revenues	2%	—%
n/m = not meaningful
Selling, general and administrative expenses increased $46.8 million in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to the $37.8 million allowance for doubtful accounts from CPTC and another proton center, and a $10.8 million increase in employee-related costs primarily due to an increase in headcount.
In the first quarter of fiscal year 2017, we recorded a $38.3 million impairment charge related to our CPTC loans. As a result of this impairment charge, the fair value of the CPTC loans were written down from $98.1 million to $60.0 million. See Note 15, "VPT Loans" in our Notes to the Condensed Consolidated Financial Statements for additional information.
In the first quarter of fiscal year 2017, we recorded $14.9 million in costs relating to the separation of our Imaging Components business. See Note 1, "Summary of Significant Accounting Policies" in our Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Income, Net

	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Interest income, net	$2.0	$1.7	16%
Interest income, net of interest expense, increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to higher interest income generated primarily from our loans to fund the development and construction of various proton therapy centers, partially offset by higher interest expense associated with increased borrowings under our credit facility.
Taxes on Earnings

	Three Months Ended
	December 30, 2016	January 1, 2016	Percent Change
Effective tax rate	48.1%	24.8%	23.3%
Our effective tax rate increased significantly in the first quarter of fiscal year 2017, compared to the year ago period, primarily due to the impairment of the CPTC loan, which was made by one of our Swiss subsidiaries, which has a low tax rate, and a large portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of our German subsidiaries, which has a full valuation allowance.
Our effective tax rate is impacted by the percentage of our total earnings that come from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuations from period to period. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2016 Annual Report.

Diluted Net Earnings Per Share

	Three Months Ended
	December 30, 2016	January 1, 2016	Percent Change
Diluted net earnings per share	$0.22	$0.91	(76)%
Diluted net earnings per share decreased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to the impairment charge of the CPTC loans, the expense associated with the allowance for doubtful accounts from CPTC, and costs relating to the separation of our Imaging Components business. The decrease was partially offset by a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.
Gross Orders

Total Gross Orders (by segment)	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Oncology Systems	$585.6	$532.6	10%
Imaging Components	131.8	127.1	4%
Other	4.3	12.3	(65)%
Total Gross Orders	$721.7	$672.0	7%
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

Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change	Constant Currency
Americas	$296.4	$282.7	5%	5%
EMEA	166.5	154.9	8%	10%
APAC	122.7	95.0	29%	24%
Total Oncology Systems Gross Orders	$585.6	$532.6	10%	10%

North America	$274.9	$256.4	7%	7%
International	310.7	276.2	13%	12%
Total Oncology Systems Gross Orders	$585.6	$532.6	10%	10%
The Americas Oncology Systems gross orders increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to increases in gross orders for services and software licenses in North America, partially offset by a decrease in gross orders for hardware products in Latin America. EMEA Oncology Systems gross orders increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to an increase in gross orders for hardware products, partially offset by a decrease in gross orders for software licenses. APAC Oncology Systems gross orders increased in the first quarter of fiscal year 2017, compared to the year-ago period, due to increases in gross orders for hardware products, and to a lesser extent, increases in gross orders from services and software licenses.
The trailing 12 months growth in gross orders for Oncology Systems at the end of the first quarter of fiscal year 2017 and at the end of each of the previous three fiscal quarters was:

	December 30, 2016	September 30, 2016	July 1, 2016	April 1, 2016
Americas	4%	4%	1%	—%
EMEA	(2)%	(6)%	4%	4%
APAC	13%	5%	1%	(1)%
North America	6%	5%	7%	3%
International	3%	(2)%	(2)%	(1)%
Total Oncology Systems Gross Orders	4%	1%	2%	1%
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

Imaging Components Gross Orders

Gross Orders by region	Three Months Ended
(Dollars in millions)	December 30, 2016	January 1, 2016	Percent Change
Americas	$37.0	$43.1	(14)%
EMEA	47.0	43.0	9%
APAC	47.8	41.0	16%
Total Imaging Components Gross Orders	$131.8	$127.1	4%

North America	$35.4	$41.6	(15)%
International	96.4	85.5	13%
Total Imaging Components Gross Orders	$131.8	$127.1	4%
The Americas Imaging Components gross orders decreased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in gross orders for X-ray tube products and security and inspection products. EMEA Imaging Components gross orders increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to increases in gross orders for flat panel products, security and inspection products and from our acquisitions completed in fiscal year 2015, partially offset by a decrease in gross orders for X-ray tube products. APAC Imaging Components gross orders increased in the first quarter of fiscal year 2017, compared to the year-ago period, primarily due to an increase in gross orders for X-ray tube products, and to a lesser extent, an increase in gross orders for flat panel products.
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
Other Gross Orders
The “Other” category gross orders decreased in the first quarter of fiscal year 2017, compared to the year-ago period, due to inherent fluctuations in large capital purchases for VPT orders.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at December 30, 2016 was $3.4 billion, which includes approximately $241 million in VPT backlog, increased 2% over the backlog at January 1, 2016. Our Oncology Systems backlog at December 30, 2016 was 7% higher than the backlog at January 1, 2016, which reflected increases of 9% and 5% for the North America and international regions, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. In the first quarter of fiscal years 2017 and 2016, our backlog adjustments were a reduction of $22.7 million and $54.6 million, respectively.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash have included operations, borrowings, stock option exercises, and employee stock purchases. Our cash is actively managed on a daily basis to ensure the maintenance of sufficient funds to meet our needs.

In January 2017, in conjunction with the separation and distribution of Varex, we received approximately $200 million from Varex and used those proceeds to repay a portion of our outstanding 2013 Revolving Credit Facility debt.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	December 30, 2016	September 30, 2016	Decrease
Cash and cash equivalents	$814.7	$843.5	$(28.8)
The decrease in cash and cash equivalents in the first quarter of fiscal year 2017 was primarily due to $55.0 million of net repayments under our credit facility agreements, $49.5 million of cash used for the repurchase of shares of VMS common stock and $17.2 million used for purchases of property, plant, and equipment, partially offset by $82.2 million of cash provided by operating activities and in $16.1 million proceeds from issuance of common stock to employees.
At December 30, 2016, we had approximately $54 million, or 7%, of cash and cash equivalents in the United States. Approximately $761 million, or 93%, of cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of December 30, 2016, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Three Months Ended
(In millions)	December 30, 2016	January 1, 2016
Net cash flow provided by (used in):
Operating activities	$82.2	$77.3
Investing activities	(31.8)	(24.3)
Financing activities	(89.6)	49.8
Effects of exchange rate changes on cash and cash equivalents	10.4	5.1
Net increase (decrease) in cash and cash equivalents	$(28.8)	$107.9
Our primary cash inflows and outflows for the first quarter of fiscal year 2017, as compared to the first quarter of fiscal year 2016, were as follows:

•
In the first quarter of fiscal year 2017, we generated net cash from operating activities of $82.2 million compared to $77.3 million in the first quarter of fiscal year 2016. The $4.9 million increase in net cash from operating activities in the first quarter of fiscal year 2017, compared to the year-ago period, was driven by a $58.9 million increase from non-cash items, and a $14.0 million increase in net change from operating assets and liabilities, partially offset by a $68.0 million decrease in net earnings.

•	The major contributors to the net change in operating assets and liabilities in the first quarter of fiscal year 2017 were as follows:

◦	Accounts receivable decreased $31.0 million primarily due to an increase in collections from Oncology Systems.

◦	Inventory increased $28.2 million mainly due to increases in inventories from Oncology Systems and Imaging Components in anticipation of future demand.

◦
Accrued liabilities and other long-term liabilities decreased $20.8 million primarily due to payments processed for fiscal year 2016 employee performance bonuses occurring in the first quarter of fiscal year 2017, and the timing of income tax payments.

◦	Accounts payable decreased $20.7 million due to the timing of payments processed.

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

•
In the first quarter of fiscal year 2017, cash used for investing activities was $31.8 million, compared to cash used of $24.3 million in the first quarter of fiscal year 2016. The increase in cash used in the first quarter of fiscal year 2017, compared to the year-ago period, was primarily driven by a $9.3 million increase in notes receivable, and $8.6 million cash received in the first quarter of fiscal year 2016 from the sale of available-for-sale securities, partially offset by a $10.1 million decrease in cash used for the purchase of property, plant and equipment.

•
In the first quarter of fiscal year 2017, cash used in financing activities was $89.6 million compared to $49.8 million provided in the first quarter of fiscal year 2016, primarily due to a net repayment of $55.0 million in the first quarter of fiscal year 2017, compared to $232.5 million in net borrowings in the first quarter of fiscal year 2016 under our credit facility agreements, partially offset by a decrease of $142.6 million in cash used for the repurchase of VMS common stock.

We expect our total fiscal year 2017 capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2% of revenues in fiscal year 2017.
On August 27, 2013, VMS entered into an agreement (as amended to date), ("Credit Agreement") with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Debt Lenders"). The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $500 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million, and the aggregate commitments under the 2013 Revolving Credit Facility, may be increased by up to $100 million, subject to certain conditions being met, including lender approval. The Credit Agreement does not require the Company to pledge the stock of any of its subsidiaries. In fiscal year 2016, the Company amended its Credit Agreement to obtain the Debt Lenders' consent to the separation of its Imaging Components business, waive any potential default that may arise as a result of the separation, and increase the maximum consolidated leverage ratio that the Company must maintain. The Credit Agreement will expire in August 2018. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2017.
The following table summarizes our short-term and long-term debt:

	December 30, 2016		September 30, 2016
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$62.5	1.77%	$50.0	1.65%
2013 Revolving Credit Facility	245.0	1.96%	300.0	1.91%
Sumitomo Credit Facility	25.7	0.53%	29.6	0.53%
Debt issuance costs	(0.6)		(0.6)
Total short-term debt	$332.6		$379.0

Long-term debt:
2013 Term Loan Facility	$275.0	1.77%	$287.5	1.65%
Debt issuance costs	(0.4)		(0.6)
Total long-term debt	$274.6		$286.9

See Note 7, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for further information regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

(Dollars in millions)	First Quarter of Fiscal Year 2017
Amount outstanding (at end of period)	$270.7
Weighted average interest rate (at end of period)	1.82%
Average amount outstanding (during period)	$296.7
Weighted average interest rate (during period)	1.81%
Maximum month-end amount outstanding during period	$293.4
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations, the cash received from Varex separation, and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures, and other cash requirements for at least the next 12 months and into the foreseeable future. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock, fund loan commitments and other strategic investments.
Total debt as a percentage of total capital decreased to 26.0% at December 30, 2016 from 27.6% at September 30, 2016 primarily due to decreased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities decreased to 1.59 to 1 at December 30, 2016 from 1.62 to 1 at September 30, 2016.
Days Sales Outstanding
Trade accounts receivable days sales outstanding (“DSO”) increased to 100 days at December 30, 2016 compared to 99 days at January 1, 2016, primarily due to the timing of collections from Oncology Systems and VPT. Excluding VPT, DSO was 89 days at December 30, 2016 compared to 88 days at January 1, 2016. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. VPT's DSO is high because it is largely impacted by unbilled accounts receivable. As of December 30, 2016, approximately 5% of our net accounts receivable balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	December 30, 2016	January 1, 2016
Number of shares	0.5	2.4
Average repurchase price per share	$98.98	$79.20
Total cost	$49.5	$192.1

In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. In November 2015, the VMS Board of Directors authorized the repurchase of 8.0 million shares of VMS common stock through December 31, 2016. As of December 30, 2016, the remaining 3.3 million shares under this authorization have expired.

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
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of December 30, 2016, our liability for uncertain tax positions was $47.0 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.
As of December 30, 2016, we had accrued liabilities of $8.0 million for environmental remediation. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined. See Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for further information.
Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2016 Annual Report.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 30, 2016, VMS has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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

Recent Accounting Standards or Updates Not Yet Effective
See Note 1, "Summary of Significant Accounting Policies" of the Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In January 2017, we were informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that it was appropriate to record a $38.3 million other-than-temporary impairment due to credit losses associated with the CPTC loans on the Condensed Consolidated Statements of Earnings in the three months ended December 30, 2016. As a result of this impairment, the CPTC loans were written down to their estimated fair value of $60.0 million and reclassified from short-term investments to other assets on the Company's Condensed Consolidated Balance Sheet because we do not expect to collect or sell all or a portion of the loans in the next twelve months.
Financing receivables include notes receivable from NYPC and MPTC of $18.5 million and $52.1 million, respectively.
In addition, cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. We also may need to rely on our credit facilities as described below under “Interest Rate Risk.” Our access to our cash and cash equivalents or ability to borrow could be reduced if one or more financial institutions with which we have deposits or from which we borrow should fail or otherwise be adversely impacted by conditions in the financial or credit markets. Conditions such as those we experienced as a result of the last economic downturn and accompanying contraction in the credit markets heighten these risks. Concerns over economic instability could make it more difficult for us to collect outstanding receivables and could adversely impact our liquidity.
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
We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency sale transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. Dollars. The foreign currency transactions that fit our risk management policy criteria are hedged with foreign currency forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative or trading purposes. The forward contracts range from one to thirteen months in maturity.

We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than subsidiaries' functional currency or the U.S. Dollar.
The notional values of our sold and purchased foreign currency forward contracts outstanding as of December 30, 2016 were $359.2 million and $79.8 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of December 30, 2016. The principal amount of cash and cash equivalents at December 30, 2016 totaled $814.7 million with a weighted average interest rate of 0.14%. At December 30, 2016, our available-for-sale investments consist of loans of $60.0 million (including accrued interest) to CPTC, which bears interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The CPTC loans are carried at fair value.
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
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our 2013 Term Loan Facility and 2013 Revolving Credit Facility. As of December 30, 2016, borrowings under the 2013 Term Loan Facility totaled $337.5 million with a weighted average interest rate of 1.77% and borrowings under our 2013 Revolving Credit Facility totaled $245.0 million with a weighted average interest rate of 1.96%. If the amount outstanding under the 2013 Credit Facility remained at this level as for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $5.8 million. See Note 7, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3.0 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of December 30, 2016, the outstanding balance under the Sumitomo Credit Facility was $25.7 million, with a weighted average interest rate of 0.53%.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The fair value of our loans to CPTC was $60.0 million at December 30, 2016, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In the first quarter of fiscal year 2017, we impaired our loans to CPTC and accordingly, we decreased the fair value of our loans to CPTC by $38.1 million. See Note 3, "Fair Value" and Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase these loans from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
The estimated fair value of our term loan payable in fiscal year 2018, at December 30, 2016, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.

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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 9, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks and uncertainties actually occur, our business, operating results, and financial condition could be adversely affected.
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

We conduct business globally. Our international revenues accounted for approximately 56% and 57% of revenues from continuing operations during the first quarter of fiscal years 2017 and 2016, respectively, and 57%, 54%, and 57% of our total revenues during fiscal years 2016, 2015 and 2014, respectively. Correspondingly, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. Our future results could be adversely affected by a variety of factors, including:

•
currency fluctuations, and in particular the strength of the U.S. Dollar since the end of our fiscal year 2014 relative to many currencies, which has adversely affected our financial results and caused some customers to delay purchasing decisions;

•	the lower sales prices and gross margins usually associated with sales of our products in international regions, and in emerging markets in particular;

•	the longer payment cycles associated with many foreign customers;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;

•
unstable regional political and economic conditions or changes in restrictions on trade between the United States and other countries, such as may result from the outcome of the new U.S. presidential administration;

•	changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the United Kingdom’s June 2016 vote to leave the European Union (“Brexit”);

•	the imposition by governments of additional taxes, tariffs, global economic sanctions programs (such as the Russia-Ukraine sanctions) or other restrictions on foreign trade;

•	the typically longer periods from placement of orders to revenue recognition in international regions;

•	any inability to obtain required export or import licenses or approvals;

•	failure to comply with export laws and requirements, which may result in civil or criminal penalties and restrictions on our ability to export our products;

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
As of December 30, 2016, approximately 93% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, a portion of this amount could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
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
OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY GLOBAL OR REGIONAL ECONOMIC INSTABILITY
The global economy has been impacted by a number of economic and political factors, including the current Russia-Ukraine sanctions. In many markets, these conditions have reduced capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and to sometimes freeze, delay or dramatically reduce, purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect our results from period to period, making it difficult for investors to compare our financial results from period to period. In addition, the new U.S. presidential administration and the anticipated withdrawal of the United Kingdom from the European Union following Brexit may also create global economic uncertainty, which may cause our customers to reduce their spending, which in turn, could adversely affect our business, financial condition, operating results and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.
In addition, concerns over economic instability could make it more difficult for us to collect outstanding receivables. Historically, our business has felt the effects of market trends later than other sectors in the healthcare industry, such as diagnostic radiology, and we may experience the effects of any economic recovery later than others in the healthcare industry. A weak or deteriorating healthcare market would inevitably adversely affect our business, financial conditions and results of operations.
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
In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and accountable care organizations (“ACOs”). ACOs and bundled payment programs were established by the Affordable Care Act to reward integrated, efficient care and allow providers to share in any savings they achieve through the coordination of care and meeting certain mandated quality standards. ACOs and the bundled payment programs have primarily focused on primary care. However, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and bundled reimbursement payments. These and other elements of the Affordable Care Act, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals (the “Physician Payment Sunshine Act”), could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and medical procedure volumes. We believe that growth of the radiation oncology market, which includes both traditional radiation therapy as well as proton therapy, in the United States could be adversely impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the implementation of the Affordable Care Act and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and could result in a high degree of variability of gross orders and revenues from quarter-to-quarter.
Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We are also unable to predict what effect ongoing uncertainty surrounding federal and state health reform proposals will have on our customer’s purchasing decisions. However, an expansion in government’s role in the U.S. healthcare industry may adversely affect our business, possibly materially. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the Affordable Care Act, resulting from the new U.S. presidential administration could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business. The full effect that a full or partial repeal of the Affordable Care Act would have on our business remains unclear at this time.
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

WE ARE SUBJECT TO CERTAIN RISKS RELATED TO THE SEPARATION OF OUR FORMER IMAGING COMPONENTS INTO VAREX IMAGING CORPORATION.
On January 27, 2017, we completed the separation of our former Imaging Components business from the remainder of our businesses through the distribution of 100% of the outstanding common stock of Varex Imaging Corporation (“Varex”) to our stockholders. Following the separation, Varex is the sole source of supply of X-ray tubes, flat panels and detector components used in certain of our products, such as our On-Board Imager. Any disruption to or reduction in the supply of these components could result in delays to our product deliveries, which could adversely affect our business and financial results and could damage our customer relationships. In addition, in connection with the separation, we entered into several agreements with Varex providing for transition and other services to Varex for a period of time following the separation. Performing our obligations under these agreements will require significant time and attention from many of our employees, which could adversely affect our business, financial results and results of operations. Furthermore, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation. Following the separation, Varian is a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations and lead to increased volatility in the price of our common stock.
In connection with the separation, we obtained an opinion of outside counsel to the effect that the separation will qualify as a transaction that is generally tax-free to both Varian and its stockholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code of 1986, as amended. An opinion of outside counsel represents their legal judgment but is not binding on the Internal Revenue Service (the “IRS”) or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge.
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
Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” which became effective in January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2015 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 168 countries/territories around the world, and found that nearly sixty-seven percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. In addition, we will most likely do more business, directly or indirectly, in countries where the public sector is, or is perceived to be, more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. For example, in June 2015, one of our foreign subsidiaries was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. We previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. After the Company requested a judicial review available under Portuguese criminal procedure processes as to whether or not such charges are proper under Portuguese law, the matter was resolved and definitively dismissed, subject to a 30-day probation period which began on October 21, 2016, with no adverse findings or charges against the Company. Any such proceeding results in costs and management distraction, which could adversely affect our business and financial results. An adverse outcome under any such proceeding, investigation or audit could subject us to fines, or criminal or other penalties, which could adversely affect our business and financial results.
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
Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation, the collection and storage of patient treatment data for medical analysis and treatment delivery, the planning of radiation treatment and diagnostic imaging of the human body, and the diagnoses of medical problems, the possibility for significant injury and/or death exists to the intended or unintended recipient of the delivery. Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately result in the delivery of radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure. In addition, third party service providers could fail to adequately perform their obligations, which could subject us to further liability. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In connection with our products that collect and store patient treatment data, we may be liable for the loss or misuse of such private data, if those products fail or are otherwise defective.
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
In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons) or found to be so by a competent regulatory authority, we may be required to correct or recall the product and notify other regulatory authorities. The adverse publicity resulting from a correction or recall, however imposed, could damage our reputation and cause customers to review and potentially terminate their relationships with us. A product correction or recall could consume management time and have an adverse financial impact on our business, including incurring substantial costs and losing substantial revenues.
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
We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, MPTC and the New York Proton Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. As of December 30, 2016, we had $60.0 million, $52.1 million and $18.5 million carrying value in loans outstanding to CPTC (for the Scripps Proton Therapy Center), MPTC and MM Proton I, LLC (for the New York Proton Center), respectively. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to facilitate a refinancing, or that the borrower will have the financial means to pay off any financing at maturity. In November 2015, we and the other lenders of the CPTC loans for the Scripps Proton Therapy Center agreed to forbear principal and interest payments until April 2017, subject to certain extensions. At the end of fiscal year 2016, even though patient volumes continued to increase, CPTC was not in compliance with a patient volume covenant under the forbearance agreement, which would allow the lenders to call the loans or cease further funding under the loan agreement. In January 2017, we were informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside the bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that it was appropriate to impair $38.1 million of our $98.1 million in loans outstanding to CPTC and to reserve $34.2 million related to accounts receivable outstanding from CPTC in our first fiscal quarter of 2017.
As of December 30, 2016, we had a total of $130.6 million carrying value of loans outstanding to VPT customers, including $60.0 million on Varian's loans to CPTC. We cannot predict or control the outcome of any bankruptcy proceedings or the actions of the loan agent and, at CPTC, we may be required to take further impairment of the outstanding loans in such a bankruptcy proceeding. If a borrower does not have the financial means to pay off loan amounts owing to us, and if we cannot recover loan amounts owing to us from the sale of any collateral or through other means, or in the event of a bankruptcy of the borrower, we may be required to write-off all, or a portion of the loans, which would adversely affect our financial results.
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of December 30, 2016, customer contracts with remaining terms of more than one year amounted to approximately five percent of our net accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms decrease our cash flow from operations and could impact the timing of our revenue recognition.
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
The construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Consequently, this business is vulnerable to deterioration in general economic and market conditions. Economic downturns, such as the worldwide economic downturn that began in 2008, that result in a contraction in credit markets, have made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements or make payment concessions in their agreements with us, which could impact our operating results. We have participated in the financing of several proton therapy projects, including the Scripps Proton Therapy Center, Maryland Proton Therapy Center and The New York Proton Center, through the extension of loans, loan commitments and deferred equipment payments. If we are unable to collect amounts owing to us under these arrangements, it could have a material adverse effect on our financial condition and results of operations. In addition, in the event that one or more proton therapy projects to which we have provided financing were to default under project financing arrangements, the project finance lenders were to foreclose on the project or liquidity issues at a proton project borrower were significant enough for us to determine it appropriate to impair indebtedness owing to us, as was the case with CPTC in January 2017, it could harm our reputation or the reputation of proton therapy projects generally and make it more difficult for future proton therapy projects to obtain financing. Challenges or delays in obtaining financing or commencing treatment could also impact the viability of one or more of our customers as a going concern. Changes in reimbursement rates for proton therapy treatments, or uncertainty regarding these reimbursement rates, such as we experienced in 2012 with the reductions to reimbursement rates for hospital based proton therapy centers in the United States by CMS, can affect growth or demand for our VPT products and services.
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
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, customer acceptance of proton therapy and reimbursement rates. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of December 30, 2016, the goodwill of VPT was $46.8 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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
In addition, existing competitors’ actions and new entrants may adversely affect our ability to compete. These competitors could develop technologies and products that are more effective than those we currently use or produce or that could render our products obsolete or noncompetitive. In addition, the timing of our competitors’ introduction of products into the market could affect the market acceptance and market share of our products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, a marketing advantage over our mainstream cancer treatment products. Also, some of our competitors may not be subject to the same standards, regulatory and/or other legal requirements that we are subject to, and therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales. In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Our competitors could also acquire some of our suppliers or distributors, which could disrupt these supply or distribution arrangements and result in less predictable and reduced revenues in our businesses. Any of these competitive factors could negatively affect our pricing, sales, revenues, market share and gross margins and our ability to maintain or increase our operating margins.
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
PROTECTING OUR INTELLECTUAL PROPERTY CAN BE COSTLY AND WE MAY NOT BE ABLE TO MAINTAIN LICENSED RIGHTS.COSTS ASSOCIATED WITH PROTECTING OUR INTELLECTUAL PROPERTY OR FAILIRE TO MAINTAIN OUR LICENSED RIGHTS WOULD HARM OUR BUSINESS
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
We also rely on a combination of copyright, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties), to protect our proprietary and other confidential rights. These protections may prove inadequate, since agreements may still be breached and we may not have adequate remedies for a breach, and our trade secrets may otherwise become known to or be independently developed by others. In the event that our proprietary or confidential information is misappropriated, our business and financial results could be adversely impacted. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace, but unauthorized third parties may still use them. We also have agreements with third parties that license to us certain patented or proprietary technologies. In some cases, products with substantial revenues may depend on these license rights. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.
THIRD PARTIES MAY CLAIM WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, AND WE COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM SELLING OUR PRODUCTS
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, in September 2015, Elekta Ltd. and William Beaumont Hospital served us with a complaint alleging infringement of three patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. In February 2016, Elekta Ltd. filed several complaints in U.S. and foreign courts alleging infringement of certain patents related to linear accelerator control systems and treatment planning. In October 2016, Elekta Ltd. filed a complaint in the United Kingdom alleging infringement of a further patent related to linear accelerator control systems and treatment planning, and added a patent relating to the same subject matter to its existing U.S. suit filed in February 2016. These lawsuits are ongoing, and we are not able to predict their ultimate outcome. We may incur substantial costs and expend significant management resources defending against these and other claims, or prosecuting our claims, and our defense or prosecution of such claims may ultimately not be successful. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to us, and even if a third party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. As such, we could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could adversely impact our business and results of operations.

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
We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose afterloaders, klystrons for linear accelerators and specialized integrated circuits and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems. In addition, following the separation of our former Imaging Components business into Varex Imaging Corporation, which was completed in January 2017, Varex Imaging Corporation is the sole source supplier of tubes, panels and detector components used in certain of our products, such as our On-Board Imager. If we lose any of these suppliers, if their operations were substantially interrupted, or if any of them failed to meet performance or quality specifications, we may be required to obtain and qualify one or more replacement suppliers. Such an event may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of these products by the FDA or obtain other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of that and other related products. Although we have insurance to protect against business interruption loss, this insurance coverage may not be adequate or continue to remain available on acceptable terms, if at all. Furthermore, some of our single-source suppliers provide components for some of our rapidly growing product lines. Manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for our affected product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Disruptions or loss of any of our limited- or sole-sourced components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies, including the ones referenced above, could adversely affect our business and financial results and could damage our customer relationships.
A SHORTAGE OR CHANGE IN SOURCE OF RAW MATERIALS COULD RESTRICT OUR ABILITY TO MANUFACTURE PRODUCTS, CAUSE DELAYS, OR SIGNIFICANTLY INCREASE OUR COST OF GOODS
We rely upon the supplies of certain raw materials such as tungsten, lead, iridium and copper for Oncology Systems and high-grade steel, high-grade copper and iron for VPT. Worldwide demand, availability and pricing of these raw materials have been volatile, and we expect that availability and pricing will continue to fluctuate in the future. If supplies are restricted or become unavailable or if prices increase, this could constrain our manufacturing of affected products, reduce our profit margins or otherwise adversely affect our business.
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
CONSOLIDATION AMONG OUR ONCOLOGY SYSTEMS CUSTOMERS COULD ADVERSELY AFFECT OUR SALES OF ONCOLOGY PRODUCTS
We have seen and may continue to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. In addition, we have seen and may continue to see integration of equipment and information systems among hospitals as they consolidate their networks. As customers consolidate and/or integrate, the volume of product sales to these customers might decrease. Alternatively, order size may increase, as what were previously more than one customer combine orders as one entity, or as groups of organizations combine their purchases. If orders increase in size and require more customer approvals, the purchasing cycle for our Oncology Systems products could lengthen. Both increased order size and extended purchasing cycles could cause our gross orders to be more volatile and less predictable. In addition, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and the possibility of bundled reimbursement payments. Group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in pricing could negatively impact gross orders, future revenues and gross margins, which would adversely affect our operating results, financial condition, and the price of VMS common stock.
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
WE MAY NOT REALIZE EXPECTED BENEFITS FROM ACQUISITIONS OF OR INVESTMENTS IN NEW BUSINESSES, PRODUCTS, OR TECHNOLOGIES, WHICH COULD HARM OUR BUSINESS
We need to grow and evolve our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, during fiscal year 2014, we acquired certain assets of Velocity and Transpire, during fiscal year 2015, we acquired Claymount and a majority interest in MeVis, and during fiscal year 2016, we acquired the radiotherapy business of Candela. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.
Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. It may cost us more to commercialize new products than we originally anticipated, as we experienced with our proton therapy systems, or cause us to increase our research and development, sales and marketing or general and administrative expenses, either of which could adversely impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company into a business that lacks them. It is also possible that an acquisition could increase our risk of litigation, as a third party may be more likely to assert a legal claim following an acquisition because of perceived deeper pockets or perceived greater value of a claim. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Failure to manage these risks could have a material adverse effect on our business, results of operations and financial condition.
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
If we acquire a business, we allocate the total purchase price to the acquired businesses’ tangible assets and liabilities, identifiable intangible assets and liabilities based on their fair values as of the date of the acquisition, and record the excess of the purchase price over those fair values as goodwill. If we fail to achieve the anticipated growth or cash flows from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could adversely affect our financial results. In addition, acquisitions can result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges, any of which could harm our business and affect our financial results.
Additionally, we have investments in privately held companies that are subject to risk of loss of investment capital. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or reach expectations. If these companies do not succeed, we may be forced to record impairment charges and could lose some or all of our investment in these companies. For example, in fiscal year 2014, we recorded a charge relating to the impairment of a portion of our equity investment in a privately-held company when we became aware of certain indicators of impairment.
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
We have experienced and expect in the future to experience fluctuations in our operating results, including gross orders, revenues and margins, from period to period. Drivers of orders include the introduction and timing of announcement of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and it is especially true with our proton therapy products because of the high cost of the proton therapy equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. Economic uncertainty also tends to extend the purchasing cycle as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles and the placement of orders even further. The timing of order placement, equipment installation and revenue recognition affects our quarterly results.
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
As our operations evolve over time, we may introduce new products or new technologies that require us to apply different accounting principles, including ones regarding revenue recognition, than we have applied in past periods. Currently, we recognize revenues for our proton therapy systems and proton therapy commissioning contracts under contract accounting rules, which affects the timing of revenue recognition. We could be required to apply contract accounting rules to other businesses in the future. Under contract accounting rules, the use of the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, estimates which must be periodically reviewed and appropriately adjusted. For example, revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs. In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. Recognizing revenues using the percentage-of-completion method based on a zero profit margin lowers our gross margins and makes it more difficult to compare our financial results from quarter to quarter. In addition, if we were to recognize revenues for our proton therapy systems and services under either the completed contract method or outside of contract accounting rules altogether, we would defer revenue until a contract is completed or substantially completed. This may cause our results of operations to fluctuate from period to period.
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
OUR OPERATIONS ARE VULNERABLE TO INTERRUPTION OR LOSS DUE TO NATURAL OR OTHER DISASTERS, POWER LOSS, STRIKES AND OTHER EVENTS BEYOND OUR CONTROL
We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes and other natural disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, hurricane, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace our or our suppliers’ damaged manufacturing facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal or may move to a competitor that is able to meet their desired delivery timeframe. Even if we are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our businesses, such as occurred following the March 2011 tsunami in Japan. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as Ebola, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 - October 28, 2016	0.5	$98.98	0.5	3.3
October 29, 2016 - November 25, 2016	—	$—	—	3.3
November 26, 2016 - December 30, 2016	—	$—	—	3.3
Total	0.5	$98.98	0.5	3.3

(1)
In November 2016, the VMS Board of Directors authorized the repurchase of additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. In November 2015, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock through December 31, 2016. As of December 30, 2016, the remaining 3.3 million shares under this authorization have expired.

The preceding table excludes an immaterial number of shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under our employee stock plans.
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	February 7, 2017	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Registrant’s By-Laws, as amended, effective November 18, 2016 (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K Current Report filed as of November 21, 2016, File No. 1-7598).

15.1*	Letter Regarding Unaudited Interim Financial Information.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith