Form 10-Q
period 2017-03-31
VARIAN MEDICAL SYSTEMS INC
filed 2017-05-09
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,921,623 shares of common stock, par value $1 per share, outstanding as of April 28, 2017.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended March 31, 2017

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Product	$386.1	$361.3	$729.7	$728.7
Service	268.9	253.9	537.1	502.3
Total revenues	655.0	615.2	1,266.8	1,231.0
Cost of revenues:
Product	254.2	248.1	478.6	509.1
Service	125.5	109.0	237.2	211.3
Total cost of revenues	379.7	357.1	715.8	720.4
Gross margin	275.3	258.1	551.0	510.6
Operating expenses:
Research and development	53.3	49.0	103.2	96.6
Selling, general and administrative	132.2	106.1	293.6	222.7
Impairment charges	—	—	38.3	—
Total operating expenses	185.5	155.1	435.1	319.3
Operating earnings	89.8	103.0	115.9	191.3
Interest income	2.7	4.3	7.5	8.2
Interest expense	(2.4)	(3.3)	(5.3)	(5.5)
Earnings from continuing operations before taxes	90.1	104.0	118.1	194.0
Taxes on earnings	20.8	26.8	34.3	44.9
Net earnings from continuing operations	69.3	77.2	83.8	149.1
Net (loss) earnings from discontinued operations	(13.3)	19.8	(6.8)	36.9
Net earnings	56.0	97.0	77.0	186.0
Less: Net earnings (loss) attributable to noncontrolling interests	(0.1)	—	0.5	—
Net earnings attributable to Varian	$56.1	$97.0	$76.5	$186.0

Net earnings (loss) per share - basic
Continuing operations	$0.75	$0.81	$0.90	$1.55
Discontinued operations	(0.15)	0.20	(0.08)	0.38
Net earnings per share - basic	$0.60	$1.01	$0.82	$1.93

Net earnings (loss) per share - diluted
Continuing operations	$0.74	$0.80	$0.89	$1.54
Discontinued operations	(0.14)	0.21	(0.08)	0.38
Net earnings per share - diluted	$0.60	$1.01	$0.81	$1.92

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	93.0	95.7	93.2	96.5
Weighted average shares outstanding - diluted	93.7	96.2	93.9	97.1
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,	April 1,	March 31,	April 1,
(In millions)	2017	2016	2017	2016
Net earnings	$56.0	$97.0	$77.0	$186.0
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.0* and $0.1 for the three and six months ended March 31, 2017, respectively, and $0.1 and $0.1 for the corresponding periods of fiscal year 2016, respectively.	(0.1)	—	(0.2)	(0.1)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.2) and ($0.4) for the three and six months ended March 31, 2017, respectively, and ($0.2) and ($0.3) for the corresponding periods of fiscal year 2016, respectively.	0.9	0.6	1.8	1.2
	0.8	0.6	1.6	1.1
Derivative instruments:
Change in unrealized gain, net of tax benefit of $0.5 for both the three and six months ended April 1, 2016, respectively	—	(0.9)	—	(0.8)
Reclassification adjustments, net of tax benefit of $0.0* for both the three and six months ended April 1, 2016, respectively	—	(0.1)	—	(0.1)
	—	(1.0)	—	(0.9)
Available-for-sale securities:
Change in unrealized loss, net of tax benefit of $0.1 for the six months ended April 1, 2016, respectively.	—	—	—	(0.3)
Reclassification adjustments, net of tax expense of ($0.2) for the six months ended April 1, 2016, respectively.	—	—	—	0.4
	—	—	—	0.1
Currency translation adjustment	2.9	9.8	(10.2)	5.2
Other comprehensive income (loss)	3.7	9.4	(8.6)	5.5
Comprehensive earnings	59.7	106.4	68.4	191.5
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	(0.1)	—	0.5	—
Comprehensive earnings attributable to Varian	$59.8	$106.4	$67.9	$191.5

 * Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
(In millions, except par values)	2017	2016 (1)
Assets
Current assets:
Cash and cash equivalents	$705.5	$811.4
Short-term investments	—	95.3
Accounts receivable, net of allowance for doubtful accounts of $42.8 at March 31, 2017 and $24.2 at September 30, 2016	761.5	769.6
Inventories	453.7	442.4
Prepaid expenses and other current assets	206.9	141.1
Current assets of discontinued operations	13.9	355.6
Total current assets	2,141.5	2,615.4
Property, plant and equipment, net	252.6	258.6
Goodwill	217.6	220.0
Intangible assets	76.6	84.1
Deferred tax assets	138.0	136.8
Other assets	287.2	227.0
Non-current assets of discontinued operations	5.3	272.9
Total assets	$3,118.8	$3,814.8
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$144.0	$159.2
Accrued liabilities	345.8	383.6
Deferred revenues	642.5	608.6
Short-term borrowings	219.9	329.6
Current maturities of long-term debt	49.4	49.4
Current liabilities of discontinued operations	3.8	83.0
Total current liabilities	1,405.4	1,613.4
Long-term debt	277.2	286.9
Other long-term liabilities	143.6	155.8
Non-current liabilities of discontinued operations	—	4.2
Total liabilities	1,826.2	2,060.3
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests of discontinued operations	—	10.3
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.8 and 93.7 shares issued and outstanding at March 31, 2017 and at September 30, 2016, respectively	91.8	93.7
Capital in excess of par value	667.5	678.6
Retained earnings	638.6	1,069.0
Accumulated other comprehensive loss	(109.4)	(100.8)
Total Varian stockholders' equity	1,288.5	1,740.5
Noncontrolling interests	4.1	3.7
Total equity	1,292.6	1,744.2
Total liabilities, redeemable noncontrolling interests and equity	$3,118.8	$3,814.8

(1)
The condensed consolidated balance sheet as of September 30, 2016 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

  See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,	April 1,
(In millions)	2017	2016
Cash flows from operating activities:
Net earnings	$77.0	$186.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	23.6	23.8
Tax benefits from exercises of share-based payment awards	0.7	0.8
Excess tax benefits from share-based compensation	(1.2)	(1.6)
Depreciation	31.9	31.1
Amortization of intangible assets	9.1	6.8
Deferred taxes	(5.8)	0.6
Provision for doubtful accounts receivable	38.8	3.6
Impairment charges	38.3	—
Other, net	(0.2)	(0.1)
Changes in assets and liabilities:
Accounts receivable	(21.0)	(94.4)
Inventories	(20.3)	(39.6)
Prepaid expenses and other assets	(55.0)	(15.6)
Accounts payable	(9.9)	(13.6)
Accrued liabilities and other long-term liabilities	(26.0)	1.8
Deferred revenues	34.4	19.5
Net cash provided by operating activities	114.4	109.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(32.1)	(45.9)
Issuance of notes receivable	(11.5)	(6.2)
Investment in privately-held company	(5.0)	—
Sale of available-for-sale securities	—	8.6
Investment in available-for-sale securities	(1.1)	(1.0)
Amounts paid to deferred compensation plan trust account	(4.4)	(2.9)
Other	0.9	0.9
Net cash used in investing activities	(53.2)	(46.5)
Cash flows from financing activities:
Repurchases of common stock	(222.3)	(248.7)
Proceeds from issuance of common stock to employees	25.4	21.2
Excess tax benefits from share-based compensation	1.2	1.6
Employees' taxes withheld and paid for restricted stock and restricted stock units	(10.5)	(10.7)
Cash received from Varex Imaging Corporation	200.0	—
Cash and cash equivalents contributed to Varex Imaging Corporation	(81.3)	—
Borrowings under credit facility agreement	90.0	83.0
Repayments under credit facility agreement	(100.0)	(108.0)
Net (repayments) borrowings under the credit facility agreements with maturities less than 90 days	(107.0)	322.0
Contingent consideration and hold back	(0.5)	(3.7)
Capital contribution from noncontrolling interest holders	—	0.5
Net cash (used in) provided by financing activities	(205.0)	57.2
Effects of exchange rate changes on cash and cash equivalents	7.3	(4.2)
Net (decrease) increase in cash and cash equivalents	(136.5)	115.6
Cash and cash equivalents at beginning of period *	843.5	845.5
Cash and cash equivalents at end of period *	$707.0	$961.1
* Cash and cash equivalents includes $32.1 million at September 30, 2016 and $1.5 million at March 31, 2017 classified as discontinued operations. See Note 2, "Discontinued Operations" for more information.
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
Distribution
On January 28, 2017 (the "Distribution Date"), the Company completed the separation and distribution (the "Distribution") of Varex Imaging Corporation ("Varex"), the Company's former Imaging Components business segment. On the Distribution Date, each of Varian's stockholder of record as of the close of business on January 20, 2017 (the "Record Date") received 0.4 of a share of Varex common stock for every one share of Varian common stock as of the Record Date. Varex is now an independent publicly traded company and is listed on The NASDAQ Global Select Market under the ticker “VREX.” Varian continues to trade on the New York Stock Exchange under the ticker “VAR.” See Note 2, "Discontinued Operations" for additional information.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 (the “2016 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 31, 2017 and September 30, 2016, results of operations and statements of comprehensive earnings for the three and six months ended March 31, 2017 and April 1, 2016, and cash flows for the six months ended March 31, 2017 and April 1, 2016. The results of operations for the six months ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

The historical financial position and results of operations of the Imaging Components business and costs relating to the Distribution are reported in the condensed consolidated financial statements as discontinued operations for all the periods presented. Information in the accompanying Notes to the condensed consolidated financial statements have been restated to reflect the effect of the Distribution. The Condensed Consolidated Statements of Comprehensive Earnings and Cash Flows have not been restated to reflect the effect of the Distribution.
Reclassifications
The Company's Varian Particle Therapy ("VPT") business meets the criteria of a reportable operating segment. As of March 31, 2017, the Company's operations are grouped into two reportable operating segments: Oncology Systems and VPT. In conjunction with the Distribution of Varex, the Company changed its methodology for how corporate costs are allocated to its operating segments. For further information on the change in reportable segments and the methodology of the allocation of corporate costs see Note 16, "Segment Information."
In the first quarter of fiscal year 2017, the Company began presenting debt issuance costs as a direct deduction from the carrying amount of its debt on its Condensed Consolidated Balance Sheets and discussed further in "Accounting Pronouncement Recently Adopted" below.
All prior year amounts have been adjusted to conform to the current year's presentation.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017. Fiscal year 2016 was the 52-week period that ended on September 30, 2016. The fiscal quarters ended March 31, 2017 and April 1, 2016 were both 13-week periods.
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
Accounting Standards Recently Adopted
In March 2015, the Financial Accounting Standards Board ("FASB") issued an amendment to its accounting guidance related to the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company retrospectively adopted this amendment in the first quarter of fiscal year 2017, resulting in a $0.6 million change from prepaid expenses and other current assets to current maturities of long-term debt and a $0.6 million change from other assets to long-term debt as of September 30, 2016 on the Condensed Consolidated Balance Sheets.
Recent Accounting Standards or Updates Not Yet Effective
In March 2017, the FASB amended its guidance on the accounting related to defined benefit plans and other post-retirement benefits. This amendment requires the service cost component of net periodic pension and post-retirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
In January 2017, the FASB clarified its guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
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
In May 2014, the FASB issued a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax and transition in the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company currently anticipates adopting this standard using the full retrospective method to restate each prior period presented. The timing of the Company's adoption using the full retrospective method depends on the system readiness, including software capabilities from third-party providers, and completing its analysis to restate prior period consolidated financial statements. The Company will finalize the timing of adoption during the fourth quarter of fiscal year 2017. While the Company still continues to assess the impact of this standard, the Company currently believes that some of the significantly impacted areas are the transfer of control / removal of contingent revenue cap, the elimination of mandatory revenue deferral for software extended payment terms and the removal of the vendor-specific objective evidence requirement for separation of bundled software products. The Company will continue to monitor and evaluate the effect that the standard will have on its consolidated financial statements, including disclosures, and preliminary assessments are subject to change.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

2. DISCONTINUED OPERATIONS

On January 28, 2017, the Company completed the Distribution of Varex. In connection with the Distribution, Varian and Varex have entered into a separation and distribution agreement as well as various other agreements that will govern the relationships between the parties going forward, including a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a trademark license agreement and supply/distribution agreements. The separation and distribution agreement and other agreements related to the separation were entered into on January 27, 2017. Services under the transition services agreement are expected to continue for 60 days to 24 months following the Distribution Date, depending on the service provided.
In conjunction with the Distribution, the Company received $200.0 million from Varex and used those proceeds to repay a portion of its outstanding 2013 Revolving Credit Facility. At the Distribution Date, the Company contributed $81.3 million in cash and cash equivalents to Varex as part of the distribution and transfer of certain legal entities. At March 31, 2017, the Company has a $27.1 million receivable from Varex for excess cash transferred at the Distribution Date, which is recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheet. As of March 31, 2017, the change to the Company's stockholders' equity was primarily due to a $335.1 million reduction recorded in retained earnings as a result of the Distribution of Varex. In December 2016, the Company entered into a master purchase and sale agreement ("MPSA") to acquire the Medical Imaging business of PerkinElmer, Inc. for approximately $276 million. In connection with the Distribution, the Company assigned the MPSA and all rights and obligations to Varex.
Following the Distribution, Varex retained a specified amount of cash that would enable Varex to pay the Company consideration for certain net assets outside of the United States that were required to be transferred to Varex but which did not occur on the Distribution Date due to not having received regulatory approvals for such transfers. Once those regulatory approvals are received, Varian will receive a cash payment from Varex in consideration for such net asset transfers. At March 31, 2017, the Company had $15.4 million in assets (net of liabilities) on its Condensed Consolidated Balance Sheet related to Varex net assets to be transferred. The Company expects the remainder of Varex's net assets will be transferred in fiscal years 2017 and 2018. If the Company does not receive the necessary regulatory approvals during a specified time period, Varex will be required to transfer such cash amounts to Varian.
The financial results of Varex are presented as net (loss) earnings from discontinued operations on the Condensed Consolidated Statements of Earnings, and primarily include the financial results of the Company's former Imaging Components operating segment and costs relating to the Distribution. Corporate costs previously allocated to the Company's Imaging Components operating segment are not included in discontinued operations. See Note 16, "Segment Information" for more information related to corporate allocated costs.
The following table summarizes the key components of net (loss) earnings from discontinued operations:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenues	$42.5	$143.6	$194.0	$284.9
Cost of revenues	24.6	84.5	117.3	168.6
Gross margin	17.9	59.1	76.7	116.3
Operating expenses(1)	29.7	28.1	76.1	57.0
Operating (loss) earnings	(11.8)	31.0	0.6	59.3
Taxes on earnings	1.5	11.2	7.4	22.4
Net (loss) earnings from discontinued operations	(13.3)	19.8	(6.8)	36.9
Less: Net earnings from discontinued operations attributable to noncontrolling interests	—	0.1	0.1	—
Net (loss) earnings from discontinued operations attributable to Varian	$(13.3)	$19.7	$(6.9)	$36.9

(1)
During the three and six months ended March 31, 2017, operating expenses included separation costs of $19.3 million and $34.2 million, respectively. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's balance sheet:

(In millions)	March 31, 2017	September 30, 2016
Assets:
Cash and cash equivalents	$1.5	$32.1
Accounts receivable, net	7.4	122.2
Inventories	3.5	197.3
Prepaid expenses and other current assets	1.5	4.0
Current assets of discontinued operations	13.9	355.6
Property, plant and equipment, net	5.3	120.6
Goodwill	—	74.7
Intangible assets	—	20.6
Deferred tax assets	—	2.1
Other assets	—	54.9
Total assets of discontinued operations	$19.2	$628.5
Liabilities:
Accounts payable	$3.4	$41.9
Accrued liabilities	0.4	29.1
Deferred revenues	—	12.0
Current liabilities of discontinued operations	3.8	83.0
Other long-term liabilities	—	4.2
Total liabilities of discontinued operations	$3.8	$87.2
Redeemable noncontrolling interests of discontinued operations	$—	$10.3
The following table presents supplemental cash flow information of discontinued operations:

	Six Months Ended
(In millions)	March 31, 2017	April 1, 2016
Operating activities:
Share-based compensation expense	$2.0	$2.9
Depreciation expense	4.4	5.0
Amortization expense	1.8	3.0
Investing activities:
Purchases of property, plant and equipment	6.3	19.1
Sale of available-for-sale securities	$—	$8.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

3. BALANCE SHEET COMPONENTS

The following tables summarize the Company's available-for-sale securities:

	March 31, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
Original CPTC loans	$60.5	$—	$—	$60.5
Total available-for-sale securities	$60.5	$—	$—	$60.5

	September 30, 2016
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities:
Original CPTC loans	$95.3	$—	$—	$95.3
Total available-for-sale securities	$95.3	$—	$—	$95.3

See Note 15, "VPT Loans" for more information on California Proton Treatment Center, LLC (“CPTC”) loans.

At March 31, 2017, available-for-sale securities are recorded in other assets on the Condensed Consolidated Balance Sheets, because the Company does not expect to collect or sell all or a portion of its loans in the next twelve months. At September 30, 2016, available-for-sale securities are recorded in short-term investments on the Condensed Consolidated Balance Sheets, because the expected contractual maturity dates were less than one year.

The following table summarizes the Company's inventories:

(In millions)	March 31, 2017	September 30, 2016
Raw materials and parts	$267.8	$257.9
Work-in-process	84.2	69.6
Finished goods	101.7	114.9
Total inventories	$453.7	$442.4

The following table summarizes the Company's other long-term liabilities:

(In millions)	March 31, 2017	September 30, 2016
Long-term income taxes payable	$47.1	$44.5
Deferred income taxes	17.9	24.5
Other	78.6	86.8
Total other long-term liabilities	$143.6	$155.8

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at March 31, 2017:
Available-for-sale securities:
Corporate debt securities	$—	$—	$60.5	$60.5
Total assets measured at fair value	$—	$—	$60.5	$60.5

Liabilities at March 31, 2017:
Contingent consideration	$—	$—	$(1.1)	$(1.1)
Total liabilities measured at fair value	$—	$—	$(1.1)	$(1.1)

Assets at September 30, 2016:
Available-for-sale securities:
Corporate debt securities	$—	$—	$95.3	$95.3
Total assets measured at fair value	$—	$—	$95.3	$95.3

Liabilities at September 30, 2016:
Contingent consideration	$—	$—	$(1.3)	$(1.3)
Total liabilities measured at fair value	$—	$—	$(1.3)	$(1.3)

At March 31, 2017 and September 30, 2016, the fair value of the Company's derivative instruments were not material. The Company's Level 3 corporate debt securities, the Original CPTC loans, were included in other assets at March 31, 2017 and short-term investments at September 30, 2016 on the Condensed Consolidated Balance Sheets. The Company's contingent consideration was included in accrued liabilities at March 31, 2017 and September 30, 2016 on the Condensed Consolidated Balance Sheets.
The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to thirteen months in duration.
The fair value of the Company’s Level 3 corporate debt securities, the Original CPTC loans, is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC as well as underlying cash flow assumptions of the CPTC operating plan. If the estimated discount rates used were to increase or decrease, the fair value of the debt securities would decrease or increase, respectively. However, the Company does not increase the fair value of these securities above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase these loans from the Company under the original terms and conditions at par value. During the first quarter of fiscal year 2017, the Original CPTC loans, with a then carrying amount of $98.1 million, were determined to be other-than-temporarily impaired as determined by the discounted cash flow model using a single best estimate methodology and were written down to their estimated fair value of $60.0 million, which resulted in an impairment charge of $38.3 million, which included $0.2 million of other loan related charges, recorded in the Condensed Consolidated Statements of Earnings. See Note 15, "VPT Loans" for more information on the Original CPTC loans.

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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Original CPTC Loans	Contingent Consideration
Balance at September 30, 2016	$95.3	$(1.3)
Additions (1)	3.3	—
Settlements (2)	—	0.5
Change in fair value recognized in earnings	(38.1)	(0.3)
Balance at March 31, 2017	$60.5	$(1.1)

(1)	Amounts reported under the Original CPTC loans represents investments and accrued interest.

(2)	Amounts reported under Contingent Consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended March 31, 2017, or the three and six months ended April 1, 2016. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, short-term notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
At both March 31, 2017 and September 30, 2016, the fair value of current maturities of the long-term debt approximated its carrying value of $50.0 million due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $262.5 million and $287.5 million, at March 31, 2017 and September 30, 2016, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $75.7 million and $59.2 million at March 31, 2017 and September 30, 2016, respectively, because it is based on terms of recent comparable transactions and is categorized as Level 3 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

5. RECEIVABLES
The following table summarizes the Company's accounts receivable and notes receivable as of March 31, 2017 and September 30, 2016:

(In millions)	March 31, 2017	September 30, 2016
Accounts receivable, gross	$849.7	$848.4
Allowance for doubtful accounts	(60.0)	(24.2)
Accounts receivable, net	$789.7	$824.2
Short-term	$761.5	$769.6
Long-term (1)	$28.2	$54.6

Notes receivable	$81.1	$65.0
Short-term (2)	$5.4	$5.8
Long-term (1)	$75.7	$59.2

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
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
As of March 31, 2017, allowance for doubtful accounts includes $42.8 million related to short-term accounts receivable and $17.2 million related to long-term accounts receivable. As of September 30, 2016, allowance for doubtful accounts was entirely related to the short-term accounts receivable. In the first quarter of fiscal year 2017, the Company recorded an allowance for doubtful accounts of $34.2 million from CPTC due to liquidity issues.
See Note 15, "VPT Loans" for more information on the Company's long-term notes receivable balances.

6. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Varian Particle Therapy	Total
Balance at September 30, 2016	$170.2	$49.8	$220.0
Foreign currency translation adjustments	—	(2.4)	(2.4)
Balance at March 31, 2017	$170.2	$47.4	$217.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table reflects the Company's intangible assets:

	March 31, 2017			September 30, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$98.7	$(54.0)	$44.7	$99.6	$(50.2)	$49.4
Customer contracts and supplier relationship	32.3	(12.4)	19.9	32.3	(10.8)	21.5
Other	5.5	(2.3)	3.2	5.6	(1.2)	4.4
Total intangible with finite lives	136.5	(68.7)	67.8	137.5	(62.2)	75.3
In-process research and development with indefinite lives	8.8	—	8.8	8.8	—	8.8
Total intangible assets	$145.3	$(68.7)	$76.6	$146.3	$(62.2)	$84.1
Amortization for intangible assets was $3.5 million and $2.3 million in the three months ended March 31, 2017 and April 1, 2016, respectively, and $7.3 million and $3.8 million in the six months ended March 31, 2017 and April 1, 2016, respectively.
As of March 31, 2017, the Company estimates its remaining amortization for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Total
Remainder of 2017	$8.3
2018	14.4
2019	10.7
2020	9.7
2021	7.7
Thereafter	17.0
Total remaining amortization for intangible assets	$67.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

7. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	March 31, 2017		September 30, 2016
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current portion of 2013 Term Loan Facility	$50.0	1.98%	$50.0	1.65%
2013 Revolving Credit Facility	193.0	2.17%	300.0	1.91%
Sumitomo Credit Facility	26.9	0.53%	29.6	0.53%
Debt issuance costs	(0.6)		(0.6)
Total short-term debt	$269.3		$379.0

Long-term debt:
2013 Term Loan Facility	$262.5	1.98%	$287.5	1.65%
2013 Revolving Credit Facility	15.0	4.25%	—	—%
Debt issuance costs	(0.3)		(0.6)
Total long-term debt	$277.2		$286.9
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

VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2018. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
As of March 31, 2017 and September 30, 2016, the Company did not have any outstanding derivatives designated as hedging instruments. As of March 31, 2017 and September 30, 2016, the fair value of the Company's derivatives not designated as hedging instruments were not material. See Note 4, "Fair Value" for the valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2016 Annual Report for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of March 31, 2017 and September 30, 2016, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities

The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts excluded from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

highly probable. In the three and six months ended March 31, 2017, the Company did not discontinue any cash flow hedges. At both March 31, 2017 and September 30, 2016, the Company did not have any foreign currency forward contracts designated as cash flow hedges. In the three and six months ended April 1, 2016, the Company recognized unrealized losses of $1.4 million and $1.3 million, respectively, in other comprehensive income for the effective portion of the foreign currency forward contracts designated as cash flow hedges.

There were no reclassifications from accumulated other comprehensive income to revenues related to the effective portion of the foreign currency forward contracts designated as cash flow hedges in the three and six months ended March 31, 2017. In the three and six months ended April 1, 2016, the Company reclassified a gain of $0.1 million, respectively, from accumulated other comprehensive income to revenues related to the effective portion of the foreign currency forward contracts designated as cash flow hedges
Balance Sheet Hedging Activities
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
The Company had the following outstanding foreign currency forward contracts:

	March 31, 2017
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$29.7	$—
Brazilian Real	5.6	—
British Pound	11.1	—
Canadian Dollar	6.2	—
Danish Krone	0.3	0.5
Euro	219.3	11.4
Hungarian Forint	3.9	—
Indian Rupee	12.3	—
Japanese Yen	73.9	—
Norwegian Krone	0.9	—
Polish Zloty	2.6	—
Singapore Dollar	—	2.8
Swedish Krona	2.0	—
Swiss Franc	—	62.0
Thai Baht	3.3	—
Totals	$371.1	$76.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings on Derivative Instruments
	Three Months Ended		Six Months Ended
(In millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Selling, general and administrative expenses	$(7.5)	$(12.3)	$7.4	$(4.9)

The gains or losses on these derivative instruments were significantly offset by the gains or losses resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of March 31, 2017 and September 30, 2016, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	March 31, 2017	April 1, 2016
Accrued product warranty, at beginning of period	$48.0	$39.8
Charged to cost of revenues	18.6	20.7
Actual product warranty expenditures	(23.9)	(18.8)
Accrued product warranty, at end of period	$42.7	$41.7

Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016.
Contingencies
Environmental Remediation Liabilities
The Company’s operations and facilities, past and present, are subject to environmental laws, including laws that regulate the handling, storage, transport and disposal of hazardous substances. Certain of those laws impose cleanup liabilities on the Company in connection with its past and present operations. Those include facilities sold as part of the Company’s electron devices business in 1995 and thin film systems business in 1997. As a result, the Company oversees various environmental cleanup projects and receives reimbursements from third parties for a portion of the costs of its cleanup activities.
The Company also reimburses certain third parties for cleanup activities. The Company spent $0.1 million and $0.2 million (net of amounts borne by third-parties) in the three months ended March 31, 2017 and April 1, 2016, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.3 million and $0.4 million (net of amounts borne by third parties) in the six months ended March 31, 2017 and April 1, 2016, respectively, on such costs.
With respect to some of these facilities, inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the cleanup sites (“Group A Sites”). Nonetheless, as of December 30, 2016, the Company estimated that, net of third parties’ indemnification obligations, future costs associated with

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

the environmental remediation liabilities for the Group A Sites would range in total from $0.9 million to $7.8 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of March 31, 2017. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $0.9 million for these cleanup projects as of March 31, 2017. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

In addition to the Group A Sites, there are other past and present facilities (“Group B Sites”) where the Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of, the governmental agencies having jurisdiction. As of March 31, 2017, the Company estimated that the Company’s future exposure on the Group B Sites, net of third parties’ indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $4.0 million to $20.2 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of March 31, 2017. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $6.2 million at March 31, 2017. Accordingly, the Company had accrued $5.3 million as of March 31, 2017 for these costs, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $0.9 million accrued for the Group A Sites.
These amounts are only estimates of anticipated future costs. The amounts the Company will actually spend may be greater than the estimates. The Company believes its reserve is adequate, however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and financial strength of potential third parties and insurance companies the Company believes it has rights to indemnity or reimbursement. The Company has an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of the portion due to third parties who reimburse the Company, from that insurer amounted to $2.0 million at both March 31, 2017 and September 30, 2016, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets. The payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with an insurance company who appears to be financially viable and who has paid the Company’s claims in the past.
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
In September 2015, Elekta Ltd. and William Beaumont Hospital served the Company with a complaint alleging infringement of patents related to certain aspects of cone beam imaging in conjunction with radiotherapy. During September 2015 and October 2015, the Company filed several complaints in the United States and foreign courts and the U.S. International Trade Commission against Elekta AB and its subsidiaries alleging infringement of various patents relating to certain aspects of cone beam imaging, cone-beam imaging gantries, volumetric modulated arc therapy (“VMAT”), and combined magnetic resonance imaging linear accelerator systems. In February 2016, Elekta Ltd. filed several complaints in the U.S. and foreign courts alleging infringement of certain patents related to linear accelerator control systems and treatment planning. In October 2016, Elekta Ltd. filed a complaint in the United Kingdom alleging infringement of a further patent related to linear accelerator control systems and treatment planning, and added a patent relating to the same subject matter to its existing U.S. suit filed in February 2016. In April 2017, Varian and Elekta settled all claims in all of these legal proceedings and all suits were dismissed, with no current or future payments between Varian and Elekta or William Beaumont Hospital.

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
In addition to the above, the Company is involved in other legal matters. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company is unable to estimate a loss or a range of reasonably possible losses with respect to such matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected. Legal expenses relating to legal matters are expensed as incurred.
Restructuring Charges
2017 Restructuring Plan
In the first quarter of fiscal year 2017, the Company offered an enhanced retirement program to its qualifying employees and implemented a workforce reduction (collectively "the 2017 Restructuring Plan"), primarily in its Oncology Systems segment, to improve operational performance. The Company incurred $2.5 million and $6.3 million in restructuring charges during the three and six months ended March 31, 2017, respectively. As of March 31, 2017, the Company expects to incur an additional $1.2 million in restructuring charges under this plan in fiscal year 2017.
2016 Restructuring Plan
In the first quarter of 2016, the Company implemented a workforce reduction, primarily in its Oncology Systems segment, as part of the Company's plan to enhance operational performance through productivity initiatives. The Company incurred $2.9 million in restructuring charges during the six months ended April 1, 2016, most of which was incurred during the first quarter of fiscal year 2016. The Company does not expect to incur any significant future charges under this plan.
The following table provides a summary of changes in the restructuring liability related to the Company's restructuring plans:

(In millions)	September 30, 2016	Restructuring Charges	Adjustments	Cash Payments	March 31, 2017
2017 Restructuring Plan	$—	$6.3	$—	$(3.1)	$3.2
2016 Restructuring Plan and prior plans	1.6	—	(0.3)	(0.8)	0.5
Total	$1.6	$6.3	$(0.3)	$(3.9)	$3.7
The Company expects to substantially complete these restructuring programs by the end of fiscal year 2017. The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

10. RETIREMENT PLANS
The Company sponsors five defined benefit pension plans for regular full time employees in Germany, Japan, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States. Prior periods include discontinued operations because the amounts were not material.
The components of net defined benefit costs were as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Defined Benefit Plans
Service cost	$1.7	$1.5	$3.5	$3.0
Interest cost	0.5	1.0	1.1	2.0
Expected return on plan assets	(1.7)	(1.7)	(3.5)	(3.4)
Amortization of prior service cost	—	—	(0.1)	—
Recognized actuarial loss	1.1	0.8	2.2	1.5
Net periodic benefit cost	$1.6	$1.6	$3.2	$3.1

11. INCOME TAXES
The Company’s effective tax rate was 23.1% and 25.8% for the three months ended March 31, 2017 and April 1, 2016, respectively, and 29.1% and 23.2% for the six months ended March 31, 2017 and April 1, 2016, respectively.
The decrease in the Company’s effective tax rate during the three months ended March 31, 2017, compared to the year-ago period, was primarily due to a shift in the geographic mix of earnings.
The increase in the Company's effective tax rate during the six months ended March 31, 2017, compared to the year-ago period was primarily due to the impairment of the CPTC loans in December 2016, which were made by one of our Swiss subsidiaries, which has a low tax rate, and a significant portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of our German subsidiaries, which has a full valuation allowance.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the six months ended March 31, 2017; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase (“ASR”) programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. The Company purchased 0.5 million shares of VMS common stock in the three months ended December 30, 2016, under the November 2015 authorization, which expired on December 31, 2016. As of March 31, 2017, approximately 6.0 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Number of shares	2.0	0.8	2.5	3.2
Average repurchase price per share	$86.42	$78.12	$88.93	$78.95
Total cost	$172.8	$56.6	$222.3	$248.7

Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(63.3)	$(37.5)	$(100.8)
Other comprehensive loss before reclassifications	—	(10.2)	(10.2)
Amounts reclassified out of other comprehensive earnings	1.9	—	1.9
Tax expense	(0.3)	—	(0.3)
Balance at March 31, 2017	$(61.7)	$(47.7)	$(109.4)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Net Unrealized Gains (Losses) Available-for- Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at October 2, 2015	$(46.1)	$—	$(0.1)	$(40.3)	$(86.5)
Other comprehensive earnings (loss) before reclassifications	—	(1.3)	(0.4)	5.2	3.5
Amounts reclassified out of other comprehensive earnings	1.3	(0.1)	0.6	—	1.8
Tax expense	(0.2)	0.5	(0.1)	—	0.2
Balance at April 1, 2016	$(45.0)	$(0.9)	$—	$(35.1)	$(81.0)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified out of other comprehensive loss into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Comprehensive Earnings Components	Income (Loss) Before Taxes		Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(1.0)	$(0.6)	$(1.9)	$(1.3)	Cost of revenues & Operating expenses
Unrealized gain on cash flow hedging instruments	—	0.1	—	0.1	Revenues
Unrealized loss on available-for-sale-investments	—	—	—	(0.6)	Operating expenses
Total amounts reclassified out of other comprehensive earnings	$(1.0)	$(0.5)	$(1.9)	$(1.8)

Noncontrolling Interests
In connection with the Distribution of Varex in January 2017, the Company's redeemable noncontrolling interests relating to MeVis Medical Solutions AG ("MeVis") were transferred to Varex.

Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

	Six Months Ended		Six Months Ended
	March 31, 2017		April 1, 2016
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at beginning of period	$3.7	$10.3	$14.7	$—
Net earnings attributable to noncontrolling interests	0.4	0.1	(0.1)	0.1
Reclassification of noncontrolling interests in MeVis to redeemable noncontrolling interests	—	—	(10.4)	10.4
Transfer of redeemable noncontrolling interests in MeVis to Varex	—	(10.3)	—	—
Other	—	(0.1)	(0.5)	(0.2)
Balance at end of period	$4.1	$—	$3.7	$10.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. EMPLOYEE STOCK PLANS
In connection with the Distribution of Varex, on January 28, 2017, outstanding equity awards for current and former employees of the Company were modified and converted into new equity awards using a conversion ratio designed to preserve the intrinsic value of these awards immediately prior to the Distribution. The modification of the Company's equity awards did not result in any additional fair value of the awards immediately before and after the modification, therefore no additional share-based compensation expense was required. The new equity awards did not change the original vesting terms of the equity awards immediately prior to the Distribution. The outstanding equity awards for the Company employees who were part of Varex were cancelled on January 27, 2017, and no new Company equity awards were granted to these employees.
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Cost of revenues - Product	$0.8	$0.8	$1.6	$1.7
Cost of revenues - Service	1.1	1.0	2.1	1.9
Research and development	1.4	1.4	2.6	2.6
Selling, general and administrative	8.1	7.7	15.3	14.7
Total share-based compensation expense	$11.4	$10.9	$21.6	$20.9
Income tax benefit for share-based compensation	$(3.4)	$(3.3)	$(6.4)	$(6.3)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Employee Stock Option Plans
Expected term (in years)	3.99	4.13	3.99	4.13
Risk-free interest rate	1.7%	1.1%	1.7%	1.1%
Expected volatility	21.8%	20.0%	21.8%	20.0%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$16.13	$13.67	$16.13	$13.70

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended
	March 31, 2017	April 1, 2016
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.5%	0.3%
Expected volatility	22.3%	17.0%
Expected dividend	—%	—%
Weighted average fair value at grant date	$19.37	$15.59

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

A summary of share-based awards available for grant is as follows:

(In millions)	Shares Available for Grant
Balance at September 30, 2016	4.6
Granted	(1.6)
Cancelled or expired	0.2
Adjustment due to Distribution	(0.6)
Balance at March 31, 2017	2.6

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
Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2016	2.6	$74.69
Granted	0.5	80.40
Adjustment due to Distribution	0.3	70.15
Cancelled or expired	(0.4)	69.79
Exercised	(0.2)	60.57
Balance at March 31, 2017	2.8	$72.23	4.9	$52.8

Exercisable at March 31, 2017	1.5	$69.78	3.9	$32.7

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $91.13 as of March 31, 2017, the last trading date of the second quarter of fiscal year 2017, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of March 31, 2017, there was $12.9 million of total unrecognized compensation expense related to stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2016	1.0	$73.10
Granted	0.4	80.75
Adjustment due to Distribution	0.1	74.18
Vested	(0.4)	72.69
Cancelled or expired	(0.2)	72.45
Balance at March 31, 2017	0.9	$76.42
As of March 31, 2017, unrecognized compensation expense totaling $45.8 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.0 years.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Net earnings from continuing operations	$69.3	$77.2	$83.8	$149.1
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	(0.1)	(0.1)	0.4	—
Net earnings from continuing operations attributable to Varian	$69.4	$77.3	$83.4	$149.1

Net (loss) earnings from discontinued operations	$(13.3)	$19.8	$(6.8)	$36.9
Less: Net earnings from discontinued operations attributable to noncontrolling interests	—	0.1	0.1	—
Net (loss) earnings from discontinued operations attributable to Varian	(13.3)	19.7	(6.9)	36.9
Net earnings attributable to Varian	$56.1	$97.0	$76.5	$186.0

Weighted average shares outstanding - basic	93.0	95.7	93.2	96.5
Dilutive effect of potential common shares	0.7	0.5	0.7	0.6
Weighted average shares outstanding - diluted	93.7	96.2	93.9	97.1

Net earnings (loss) per share attributable to Varian - basic
Continuing operations	$0.75	$0.81	$0.90	$1.55
Discontinued operations	(0.15)	0.20	(0.08)	0.38
Net earnings per share - basic	$0.60	$1.01	$0.82	$1.93

Net earnings (loss) per share attributable to Varian - diluted
Continuing operations	$0.74	$0.80	$0.89	$1.54
Discontinued operations	(0.14)	0.21	(0.08)	0.38
Net earnings per share - diluted	$0.60	$1.01	$0.81	$1.92
Anti-dilutive employee share-based awards, excluded	0.6	2.0	0.6	2.0

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

15. VPT LOANS
The following table lists the Company's carrying value of outstanding loans and commitments for funding development and construction of various proton therapy centers:

	March 31, 2017		September 30, 2016
(In millions)	Balance	Commitment	Balance	Commitment
Long-term notes receivable (1):
NYPC loan	$18.5	$—	$18.5	$—
MPTC loans	56.1	—	40.7	11.4
CPTC DIP loan	1.1	6.2	—	—
	$75.7	$6.2	$59.2	$11.4
Available-for-sale Securities (2):
Original CPTC loans	$60.5	$—	$95.3	$1.1
	$60.5	$—	$95.3	$1.1

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other assets at March 31, 2017 and in short-term investments at September 30, 2016 on the Company's Condensed Consolidated Balance Sheets.
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
In addition to the outstanding loan, the Company had $8.0 million and $17.4 million, as of March 31, 2017 and September 30, 2016, respectively, in accounts receivable, which includes unbilled accounts receivable, from NYPC.
Maryland Proton Therapy Center ("MPTC") Loans
In May 2015, the Company, through one of its subsidiaries, committed to loan up to $35.0 million to MPTC. A total of $12.2 million (consisting of $10.0 million principal amount and $2.2 million in accrued interest) of a previously existing loan was rolled over into the loan commitment with the remaining $22.8 million funded in two equal amounts of $11.4 million each in fiscal year 2016 and the first quarter of fiscal 2017. Varian's lending is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the loan accrues at 12%. The Company had previously entered into an agreement with MPTC to supply it with a proton system, which included a deferral of up to $25 million of equipment payments when triggered by achievement of delivery milestones under the contract. As of March 31, 2017, the Company had recorded $21.1 million as long-term notes receivable related to this deferred payment arrangement. The notes receivable carry an interest rate of 15% and are due September 30, 2018.
In addition to the outstanding loan, the Company had $6.0 million and $9.2 million, as of March 31, 2017 and September 30, 2016, respectively, in accounts receivable, net from MPTC, which includes unbilled accounts receivable.
CPTC Loans
In September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million ("Tranche A loan") to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under the Tranche A loan was $115.3 million. In June 2014, the Company, through its Swiss subsidiary, entered into a series of agreements, pursuant to which J.P. Morgan assumed $45.0 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Pursuant to these agreements, J.P. Morgan purchased $38.1 million of the Company’s outstanding Tranche A loan at par value. Through these agreements, the Company’s Swiss subsidiary

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

also increased its individual loan commitment by $10.0 million (“Tranche B loan”). The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders agreed not to enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; the Company's proportionate share of this commitment is $4.4 million ("Tranche C loan"). The Tranche A, Tranche B, and Tranche C loans are collectively, referred to as the “Original CPTC Loans.” No amounts are currently available for draw down under the Original CPTC Loans.
As of December 30, 2016, even though patient volumes continued to increase, CPTC was not in compliance with one of the patient volume covenants in the forbearance agreement, which would allow the Lenders to cease funding under the Tranche C loan and terminate the forbearance agreement. In January 2017, the Company was informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and the Company’s analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, the Company determined that it was appropriate to record a $38.3 million impairment of its Original CPTC Loans on the Condensed Consolidated Statements of Earnings in the first quarter of fiscal year 2017. As a result of this impairment, the Original CPTC Loans were written down to their estimated fair value of $60.0 million and reclassified from short-term investments to other assets on the Company's Condensed Consolidated Balance Sheet because the Company does not expect to collect or sell all or a portion of these loans in the next twelve months.
In March 2017, CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with the Lenders for up to $16 million of additional financing during the bankruptcy process. The Company's pro-rata share of the DIP Facility is $7.3 million. At March 31, 2017, the Company's remaining commitment under the DIP Facility is expected to be drawn down over the next 12 months. The DIP Facility carries an interest rate at the London Interbank Offer Rate (“LIBOR”) plus 9% per annum and has a senior secured position ahead of the Original CPTC Loans.
ORIX has the option to purchase the Company's share of the Original CPTC Loans at par. The Original CPTC Loans meet the definition of a debt security and therefore are accounted for as available-for-sale securities and recorded at fair value as of March 31, 2017 and September 30, 2016. The Original CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center, subordinated to the DIP Facility. The Original CPTC Loans mature in September 2017 and bear interest at the LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the Original CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. To date, no amortizing principal payments have been made.
In the first quarter of fiscal year 2017, the Company reserved the entire accounts receivable balance, which included unbilled accounts receivable from CPTC and recorded an allowance for doubtful accounts of $34.2 million due to the liquidity issues referred to above. The expense associated with the allowance for doubtful accounts was included in selling, general and administrative expense on the Condensed Consolidated Statements of Earnings. As of September 30, 2016, the Company had $32.6 million in accounts receivable from CPTC, which included unbilled accounts receivable.
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

16. SEGMENT INFORMATION
The Company's VPT business meets the criteria of a reportable operating segment. As of March 31, 2017, the Company's operations are grouped into two reportable operating segments: Oncology Systems and VPT. The Company's former Imaging Components reportable segment was part of the Distribution of Varex and is included in discontinued operations. In the first

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

quarter of fiscal year 2017, the Company's Ginzton Technology Center ("GTC") business, previously reflected in the "Other" category, was dissolved and absorbed primarily into the Oncology Systems and also the Company's former Imaging Components businesses and is no longer a separate business. This change did not result in any restatement of prior period financial information because GTC operating results were not material. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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
The Company’s VPT segment develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.
Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
Change in Segment Measure of Earnings and Loss
During the second quarter of 2017, the Company changed its methodology for how corporate costs are allocated to its operating segments. Based on the relative revenues of Oncology Systems and VPT, the Company allocates these costs excluding certain corporate related costs, transactions or adjustments that the Company's CODM considers to be non-operational, such as restructuring and impairment charges, significant litigation charges or benefits and legal costs, acquisition-related expenses and benefits. Although the Company excludes these amounts from segment operating earnings and loss, they are included in the condensed consolidated operating earnings and included in the reconciliation below. Prior period segment information has been restated to conform to the 2017 presentation.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenues
Oncology Systems	$623.7	$584.2	$1,205.2	$1,173.6
Varian Particle Therapy	31.3	30.9	61.6	57.3
Total reportable segments	655.0	615.1	1,266.8	1,230.9
Other(1)	—	0.1	—	0.1
Total Company	$655.0	$615.2	$1,266.8	$1,231.0
Operating Earnings
Oncology Systems	$122.6	$124.0	$247.4	$231.5
Varian Particle Therapy	(19.8)	(12.2)	(70.1)	(24.2)
Total reportable segments	102.8	111.8	177.3	207.3
Other(1)	—	(1.1)	—	(2.5)
Unallocated corporate	(13.0)	(7.7)	(61.4)	(13.5)
Total Company	$89.8	$103.0	$115.9	$191.3

(1)	Prior to the first quarter of 2017, the GTC business was reflected in the “Other” category because the operating segment did not meet the criteria of a reportable operating segment.

17. SUBSEQUENT EVENT

In connection with an order for a single-room ProBeam Compact system in Delray, Florida, subsequent to the end of the second quarter of fiscal year 2017, the Company invested $11 million in debt related to the project.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of March 31, 2017, and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and six-month periods ended March 31, 2017 and April 1, 2016 and the condensed consolidated statement of cash flows for the six-month periods ended March 31, 2017 and April 1, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 30, 2016, and the related consolidated statements of earnings and of comprehensive earnings, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 23, 2016, which included a paragraph that described the change in classification and presentation of deferred income taxes in fiscal 2016, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 2 to the accompanying condensed consolidated interim financial statements, the Company has reflected the effects of discontinued operations. The accompanying September 30, 2016 consolidated balance sheet information reflects this change.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
May 9, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, and proton therapy; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

Distribution
On January 28, 2017 (the "Distribution Date"), we completed the separation and distribution (the "Distribution") of Varex Imaging Corporation ("Varex"), our former Imaging Components business segment. On the Distribution Date, each of our stockholders of record as of the close of business on January 20, 2017 (the "Record Date") received 0.4 of a share of Varex common stock for every one share of our common stock held on the Record Date. Varex is now an independent publicly traded company and is listed on The NASDAQ Global Select Market under the ticker "VREX."
The historical financial position and results of operations of the Imaging Components business and costs relating to the Distribution are reported in the condensed consolidated financial statements as discontinued operations for all the periods presented. Unless otherwise noted, the financial information herein has been restated to reflect the effect of the Distribution. The Condensed Consolidated Statements of Cash Flows have not been restated to reflect the effect of the Distribution. See Note 2, "Discontinued Operations" of the Notes to the condensed consolidated financial statements, for additional information.
In conjunction with the Distribution, we received $200.0 million from Varex and used those proceeds to repay a portion of our outstanding 2013 Revolving Credit Facility. At the Distribution Date, we contributed $81.3 million in cash and cash equivalents to Varex as part of the distribution and transfer of certain legal entities. At March 31, 2017, we have a $27.1 million receivable from Varex for excess cash transferred at the Distribution Date, which is recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheet. We expect to receive payment from Varex in the third quarter of fiscal year 2017. As of March 31, 2017, the change to our stockholders' equity was primarily due to a $335.1 million reduction recorded in retained earnings as a result of the Distribution of Varex. In December 2016, we entered into a master purchase and sale agreement ("MPSA") to acquire the Medical Imaging business of PerkinElmer, Inc. for approximately $276 million. In connection with the Distribution, we assigned the MPSA and any rights and obligations to Varex.

During the three and six months ended March 31, 2017, we incurred separation costs of $19.3 million and $34.2 million, respectively, relating to the separation of our Imaging Component business. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses. Separation costs are included in discontinued operations for all periods presented.

Overview

Our Varian Particle Therapy ("VPT") business meets the criteria of a reportable operating segment. As of March 31, 2017, our operations are grouped into two reportable operating segments: Oncology Systems and VPT. In the first quarter of fiscal year 2017, our Ginzton Technology Center business, previously reflected in the "Other" category, was dissolved and absorbed primarily into the Oncology Systems and also our former Imaging Components businesses and is no longer a separate business. This change did not result in any restatement of prior period financial information, because the impact was not material. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
Total revenues increased 6%, gross margin percentage was flat, the effective tax rate decreased by 2.7 percentage points, net earnings from continuing operations decreased 10%, and net earnings from continuing operations per diluted share decreased 8%, in the second quarter of fiscal year 2017, compared to the year-ago period.
Gross orders increased 5% in Oncology Systems in the second quarter of fiscal year 2017, compared to the year-ago period. Our total backlog at March 31, 2017 was 4% higher than at the end of the second quarter of fiscal 2016.
In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. Percentage changes in revenue and gross orders are not adjusted for constant currency unless indicated.
The U.S. Dollar strengthened against the Euro and weakened against the Japanese Yen in the second quarter of fiscal year 2017, compared to the year-ago period, but did not have a significant impact on total revenues and Oncology Systems gross orders. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may cause variability in our financial performance.

The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.
Oncology Systems. Oncology Systems designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy, and advanced treatments, such as fixed field intensity-modulated radiation therapy ("IMRT"), image-guided radiation therapy ("IGRT"), volumetric modulated arc therapy ("VMAT"), stereotactic radiotherapy, stereotactic body radiotherapy and brachytherapy. Our software solutions also include informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically purchase lower-priced products that generally have lower gross margin percentages compared to developed markets. We have also seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products. We have also been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Affordable Care Act or its potential repeal, or changes in policy resulting from the new presidential administration, will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding Medicare Access and CHIP Reauthorization Act of 2015 and the Affordable Care Act, or its replacement, and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue in future fiscal years. We believe that this uncertainty could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability.
In the radiation oncology markets outside of North America, we expect the EMEA market to grow over the long-term with mixed performance across the region. In APAC, we expect China to lead longer-term regional growth, off-setting a slower Japanese market. Latin America is currently experiencing volatility; however, our long-term outlook is cautiously optimistic. Overall, we believe the global radiation oncology market can grow over the long term, on average and in constant currencies, in the mid-single-digit range.
In the second quarter of fiscal year 2017, Oncology Systems revenues increased 7% and gross margin percentage increased by 0.8 percentage points compared to the year-ago period.
In the second quarter of fiscal year 2017, Oncology Systems gross orders increased 5%, compared to the year-ago period, primarily due to an increase in gross orders of 7% and 3% from our International and North America regions, respectively. On a constant currency basis, Oncology Systems total gross orders and international gross orders increased 6% and 9%, respectively, in the second quarter of fiscal year 2017, compared to the year-ago period.
Varian Particle Therapy. VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer.
In the second quarter of fiscal year 2017, the VPT revenues increased $0.4 million and gross orders increased $25.7 million compared to the year-ago period.

In January 2017, we were informed of actions taken by California Proton Treatment Center, LLC (“CPTC”) and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that it was appropriate to record a $38.3 million other-than-temporary impairment, relating to credit losses, of our CPTC loans on the Condensed Consolidated Statements of Earnings in the first quarter of fiscal year 2017. In addition, we also recorded an allowance for doubtful accounts of $37.8 million from CPTC and another proton center in the first quarter of fiscal year 2017. The expense associated with the allowance for doubtful accounts was recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Earnings. In March 2017, CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with ORIX Capital Markets, LLC, J.P. Morgan and the Company for up to $16 million of additional financing during the bankruptcy process. Our pro-rata share of the DIP Facility is $7.3 million. At March 31, 2017, our remaining commitment under the DIP Facility is $6.2 million.
As of March 31, 2017, we had a total of $136.2 million carrying value of loans outstanding to VPT customers, including $61.6 million of our loans to CPTC.
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
Revenue Recognition
Our revenues are derived primarily from the sale of hardware and software products, and services from our Oncology Systems and VPT businesses. We recognize revenues net of any value added or sales tax and net of sales discounts.
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
Allowance for Doubtful Accounts
We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems our payment terms usually require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.
Impairment of Investments and Notes Receivable
We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). Our available-for-sale investments consist of our CPTC loans. We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intention to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of the CPTC loans, which is classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans to CPTC. In January 2017, we were informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that the CPTC loans with a carrying value of $98.1 million were other-than-temporarily impaired relating to credit losses as of December 30, 2016. As a result of this determination, the investment was written down to its estimated fair value of $60.0 million, resulting in an impairment charge of $38.3 million, which includes $0.2 million of other loan related charges, recorded in the Condensed Consolidated Statements of Earnings. See Note 4, "Fair Value" and Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements.

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
We have two reporting units with goodwill: (i) Oncology Systems and (ii) VPT. For our two reporting units, based upon the most recent annual goodwill analysis that we performed during the fourth quarter of fiscal year 2016, either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those for which step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $47.4 million in goodwill as of March 31, 2017, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value. The fair value of foreign currency forward contracts is calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments. There were no transfers of assets or liabilities between fair value measurement levels during the first half of fiscal years 2017 and 2016.
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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017, and fiscal year 2016 was the 52-week period ended September 30, 2016. The fiscal quarters ended March 31, 2017 and April 1, 2016 were both 13-week periods.
Discussion of Results of Operations for the Second Quarter and First Half of Fiscal Year 2017 Compared to the Second Quarter and First Half of Fiscal Year 2016
Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Product	$386.1	$361.3	7%	$729.7	$728.7	—%
Service	268.9	253.9	6%	537.1	502.3	7%
Total Revenues	$655.0	$615.2	6%	$1,266.8	$1,231.0	3%
Product as a percentage of total revenues	59%	59%		58%	59%
Service as a percentage of total revenues	41%	41%		42%	41%
Total revenues increased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems. The increase in revenues in the second quarter of fiscal year 2017, was primarily due to increases from Oncology Systems product and service revenues. The increase in revenues in the first half of fiscal year 2017, was primarily due to an increase from Oncology Systems service revenues.

Revenues by region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	Constant Currency (1)	March 31, 2017	April 1, 2016	Percent Change	Constant Currency (1)
Americas	$328.8	$320.7	3%	2%	$634.8	$616.1	3%	3%
EMEA	186.1	167.8	11%	15%	375.1	395.9	(5)%	(2)%
APAC	140.1	126.7	11%	9%	256.9	219.0	17%	14%
Total Revenues	$655.0	$615.2	6%	7%	$1,266.8	$1,231.0	3%	3%

North America	$308.3	$303.7	2%	1%	$599.4	$578.7	4%	3%
International (2)	346.7	311.5	11%	13%	667.4	652.3	2%	3%
Total Revenues	$655.0	$615.2	6%	7%	$1,266.8	$1,231.0	3%	3%
North America as a percentage of total revenues	48%	49%			47%	47%
International as a percentage of total revenues	52%	51%			53%	53%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.

The Americas revenues increased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, due to an increase from Oncology Systems revenues partially offset by a decrease in revenues from VPT. EMEA revenues increased in the second quarter of fiscal year 2017, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems. EMEA revenues decreased in the first half of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in revenues from Oncology systems. APAC revenues increased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems, and to a lesser extent an increase in revenues from VPT.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	Constant Currency	March 31, 2017	April 1, 2016	Percent Change	Constant Currency
Product	$356.0	$332.6	7%	8%	$672.8	$675.7	—%	—%
Service	267.7	251.6	6%	7%	532.4	497.9	7%	7%
Total Oncology Systems Revenues	$623.7	$584.2	7%	7%	$1,205.2	$1,173.6	3%	3%
Product as a percentage of total Oncology Systems revenues	57%	57%			56%	58%
Service as a percentage of total Oncology Systems revenues	43%	43%			44%	42%
Oncology Systems revenues as a percentage of total revenues	95%	95%			95%	95%
Oncology Systems product revenues increased in the second quarter of fiscal year 2017, compared to the year-ago period, due to an increase in revenues from hardware products, and to a lesser extent, an increase in revenues from software licenses. The increase in revenues from hardware products was primarily due to the timing of shipments between the first two quarters of fiscal year 2017, particularly in our international regions. Oncology Systems product revenues were flat in the first half of fiscal year 2017, compared to the year-ago period, due to a decrease in revenues from hardware products, partially offset by an increase in revenues from software licenses.
Oncology Systems service revenues increased in the second quarter and second half of fiscal year 2017, compared to the year-ago periods, primarily due to ongoing customer adoption of service contracts as the warranty period on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	Constant Currency	March 31, 2017	April 1, 2016	Percent Change	Constant Currency
Americas	$319.2	$306.0	4%	4%	$617.8	$590.4	5%	4%
EMEA	168.3	151.6	11%	15%	342.3	364.2	(6)%	(3)%
APAC	136.2	126.6	8%	6%	245.1	219.0	12%	8%
Total Oncology Systems Revenues	$623.7	$584.2	7%	7%	$1,205.2	$1,173.6	3%	3%

North America	$298.7	$289.1	3%	3%	$582.5	$553.0	5%	5%
International	325.0	295.1	10%	11%	622.7	620.6	—%	1%
Total Oncology Systems Revenues	$623.7	$584.2	7%	7%	$1,205.2	$1,173.6	3%	3%
North America as a percentage of total Oncology Systems revenues	48%	49%			49%	47%
International as a percentage of total Oncology Systems revenues	52%	51%			51%	53%
The Americas Oncology Systems revenues increased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, primarily due to increases in revenues from hardware products and services in North America, and to a lesser extent, an increase in revenues from software licenses in North America, and an increase in revenues in Latin America in the second quarter of fiscal year 2017.
EMEA Oncology Systems revenues increased in the second quarter of fiscal year 2017, compared to the year-ago period, primarily due to an increase in revenues from hardware products, and to a lesser extent an increase in revenues from services. EMEA Oncology Systems revenues decreased in the first half of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in revenues from hardware products, and to a lesser extent, a decrease in revenues from software licenses, partially offset by an increase in revenues from services.
APAC Oncology Systems revenues increased in the second quarter of fiscal year 2017, compared to the year-ago period, due to an increase in revenues from services, and to a lesser extent, increases in revenues from software licenses and hardware products. APAC Oncology Systems revenues increased in the first half of fiscal year 2017, compared to the year-ago period, primarily due to increases in revenues from services and hardware products, and to a lesser extent, an increase in revenues from software licenses.
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
Varian Particle Therapy

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Product	$30.1	$28.6	5%	$56.9	$52.9	8%
Service	1.2	2.3	(49)%	4.7	4.4	6%
Total Varian Particle Therapy Revenues	$31.3	$30.9	1%	$61.6	$57.3	8%
VPT revenues as a percentage of total revenues	5%	5%		5%	5%

Revenues from VPT increased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, primarily due to the continued production and installation of projects that are in our backlog in the second quarter of fiscal year 2017.
Gross Margin

Dollars by segment	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Oncology Systems	$276.5	$254.2	9%	$547.3	$502.7	9%
Varian Particle Therapy	(1.2)	3.9	(129)%	3.7	7.9	(53)%
Gross margin	$275.3	$258.1	7%	$551.0	$510.6	8%

Percentage by segment
Oncology Systems	44.3%	43.5%		45.4%	42.8%
Varian Particle Therapy	(3.6)%	12.7%		6.1%	13.8%
Total Company	42.0%	42.0%		43.5%	41.5%
Total product gross margin percentage was 34.2% and 34.4% in the second quarter and first half of fiscal year 2017, compared to 31.3% and 30.1% for the respective year-ago periods. Total service gross margin percentage was 53.3% and 55.8% in the second quarter and first half of fiscal year 2017, compared to 57.1% and 57.9% for the respective year-ago periods.
Oncology Systems product gross margin percentage was 37.4% and 37.0% in the second quarter and first half of fiscal year 2017, compared to 33.2% and 31.5% for the respective year-ago periods. The increase in Oncology Systems product gross margin in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, was due to product cost reductions and a favorable product mix.
Oncology Systems service gross margin percentage was 53.6% and 56.0% in the second quarter and first half of fiscal year 2017, compared to 57.2% and 58.2% in the respective year-ago periods. The decrease in service gross margin percentage in the second quarter and first half of fiscal year 2017, compared to the year-ago period, was primarily due to higher personnel-related costs and materials associated with operating system upgrades for our installed customer base.
VPT gross margin percentage decreased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, primarily due to a revision of profitability estimates caused by the weakening of the British Pound, for projects in the United Kingdom during the second quarter of fiscal year 2017.
Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Research and development	$53.3	$49.0	9%	$103.2	$96.6	7%
Research and development as a percentage of total revenues	8%	8%		8%	8%

Research and development expenses increased $4.3 million and $6.6 million in the second quarter and first half of fiscal year 2017, compared to the respective year-ago periods, primarily due to an increase in expenses in Oncology Systems, and to a lesser extent, an increase in expenses related to VPT. The increase in expenses in Oncology Systems was primarily related to an increase in headcount and consulting services to support new product development projects and the enhancement of existing products.

Selling, General and Administrative and Impairment Charges

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Selling, general and administrative	$132.2	$106.1	25%	$293.6	$222.7	32%
Impairment charges	$—	$—	—	$38.3	$—	n/m
Selling, general and administrative as a percentage of total revenues	20%	17%		23%	18%
Impairment charges as a percentage of total revenues	—%	—%		3%	—%
n/m = not meaningful
Selling, general and administrative expenses increased $26.1 million in the second quarter of fiscal year 2017, compared to the year-ago period, primarily due to a $9.0 million increase in employee-related costs largely due to an increase in headcount, a $3.6 million increase in litigation expenses, a $2.9 million increase in trade show expenses, and a $2.2 million increase in restructuring expenses.
Selling, general and administrative expenses increased $70.9 million in the first half of fiscal year 2017, compared to the year-ago period, primarily due to the $37.8 million allowance for doubtful accounts from CPTC and another proton center, a $16.3 million increase in employee-related costs largely due to an increase in headcount, a $6.9 million increase in litigation expenses, and a $2.7 million increase in trade show expenses.
In the first quarter of fiscal year 2017, we recorded a $38.3 million impairment charge related to our CPTC loans. As a result of this impairment charge, the fair value of the CPTC loans were written down from $98.1 million to $60.0 million. See Note 15, "VPT Loans" in our Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Income, Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Interest income, net	$0.3	$1.0	(75)%	$2.2	$2.7	(17)%
Interest income, net of interest expense, decreased in the second quarter and first half of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in interest income generated from our loans to fund the development and construction of various proton therapy centers, partially offset by lower interest expense associated with a decrease in borrowings under our credit facility.
Taxes on Earnings

	Three Months Ended			Six Months Ended
	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Effective tax rate	23.1%	25.8%	(2.7)%	29.1%	23.2%	5.9%
Our effective tax rate decreased in the second quarter of fiscal year 2017, compared to the year ago period, primarily due to a shift in the geographic mix of earnings. Our effective tax rate increased significantly in the first half of fiscal year 2017, compared to the year ago period, primarily due to the impairment of the CPTC loans, which was made by one of our Swiss subsidiaries, which has a low tax rate, and a large portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of our German subsidiaries, which has a full valuation allowance.
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
Discontinued Operations
The following table summarizes the key components of net (loss) earnings from discontinued operations:

	Three Months Ended		Six Months Ended
(In millions)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Revenues	$42.5	$143.6	$194.0	$284.9
Cost of revenues	24.6	84.5	117.3	168.6
Gross margin	17.9	59.1	76.7	116.3
Operating expenses	29.7	28.1	76.1	57.0
Operating (loss) earnings	(11.8)	31.0	0.6	59.3
Taxes on earnings	1.5	11.2	7.4	22.4
Net (loss) earnings from discontinued operations	$(13.3)	$19.8	$(6.8)	$36.9
Operating expenses from discontinued operations in the second quarter and first half of fiscal year 2017, included separation costs of $19.3 million and $34.2 million, respectively. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.
Diluted Net Earnings Per Share

	Three Months Ended			Six Months Ended
	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Diluted net earnings per share - continuing operations	$0.74	$0.80	(8)%	$0.89	$1.54	(42)%
Diluted net earnings per share - discontinued operations	(0.14)	0.21	(167)%	(0.08)	0.38	(121)%
Total - Diluted net earnings per share	$0.60	$1.01	(41)%	$0.81	$1.92	(58)%
Diluted net earnings per share from continuing operations decreased in the second quarter of fiscal year 2017, compared to the year-ago period, primarily due to a decrease in operating earnings partially offset by a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.
Diluted net earnings per share from continuing operations decreased in the first half of fiscal year 2017, compared to the year-ago period, primarily due to the impairment charge of the CPTC loans, the expense associated with the allowance for doubtful accounts from CPTC, and an increase in the effective tax rate. The decrease was partially offset by a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.
Gross Orders

Total Gross Orders (by segment)	Three Months Ended			Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	March 31, 2017	April 1, 2016	Percent Change
Oncology Systems	$647.7	$618.0	5%	$1,233.8	$1,150.7	7%
Varian Particle Therapy	28.0	2.3	1,101%	32.3	14.6	121%
Other	—	0.4	n/m	—	0.4	n/m
Total Gross Orders	$675.7	$620.7	9%	$1,266.1	$1,165.7	9%
n/m = not meaningful

Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, other than VPT, when shipment of the product is expected to occur within two years, so long as any contingencies are deemed perfunctory. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are either deemed perfunctory or if the existence and nature of material contingencies is disclosed. However, we will not record VPT orders if there are major financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending. We perform a quarterly review to verify that outstanding orders remain valid. If an order is no longer expected to be converted to revenue, we record a backlog adjustment which reduces backlog but does not impact gross orders for the period.
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
Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 31, 2017	April 1, 2016	Percent Change	Constant Currency	March 31, 2017	April 1, 2016	Percent Change	Constant Currency
Americas	$342.2	$331.6	3%	3%	$639.0	$614.5	4%	4%
EMEA	184.8	174.3	6%	10%	351.4	329.2	7%	10%
APAC	120.7	112.1	8%	7%	243.4	207.0	18%	15%
Total Oncology Systems Gross Orders	$647.7	$618.0	5%	6%	$1,233.8	$1,150.7	7%	7%

North America	$321.9	$313.1	3%	3%	$597.2	$569.6	5%	5%
International	325.8	304.9	7%	9%	636.6	581.1	10%	10%
Total Oncology Systems Gross Orders	$647.7	$618.0	5%	6%	$1,233.8	$1,150.7	7%	7%
The Americas Oncology Systems gross orders increased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, primarily due to increases in gross orders for services and software licenses in North America, partially offset by a decrease in gross orders for hardware products in North America.
EMEA Oncology Systems gross orders increased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, primarily due to an increase in gross orders for hardware products, and to a lesser extent, an increase in gross orders for services, partially offset by a decrease in gross orders for software licenses.
APAC Oncology Systems gross orders increased in the second quarter and first half of fiscal year 2017, compared to the year-ago periods, primarily due to increases in gross orders for hardware products, and to a lesser extent, an increase for gross orders from services.

The trailing 12 months growth in gross orders for Oncology Systems at the end of the second quarter of fiscal year 2017 and at the end of each of the previous three fiscal quarters was:

	March 31, 2017	December 30, 2016	September 30, 2016	July 1, 2016
Americas	5%	4%	4%	1%
EMEA	(4)%	(2)%	(6)%	4%
APAC	15%	13%	5%	1%
North America	5%	6%	5%	7%
International	3%	3%	(2)%	(2)%
Total Oncology Systems Gross Orders	4%	4%	1%	2%
Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations. In recent years, the percentage of domestic gross orders has increased but we expect in the long-term international gross orders, specifically emerging markets, will grow as a percentage of overall orders. Oncology Systems gross orders are affected by foreign currency fluctuations which could impact the demand for our products. In addition, government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.
Varian Particle Therapy Gross Orders
VPT gross orders increased in the second quarter and first half of fiscal year 2017, compared to the year-ago period, due to a new proton system order in the second quarter of fiscal year 2017.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at March 31, 2017 was $3.1 billion, which includes approximately $239 million in VPT backlog, increased 4% over the backlog at April 1, 2016. Our Oncology Systems backlog at March 31, 2017 was 6% higher than the backlog at April 1, 2016, which reflected increases of 8% and 5% for the North America and international regions, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled $50.4 million and $68.7 million in the second quarter and first half of fiscal years 2017, compared to $41.4 million and $95.0 million, in the respective year-ago periods.
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
In January 2017, in conjunction with the Distribution of Varex, we received $200.0 million from Varex and used those proceeds to repay a portion of our outstanding 2013 Revolving Credit Facility. At the Distribution Date, we contributed $81.3 million in cash and cash equivalents to Varex as part of the distribution and transfer of certain legal entities. At March 31, 2017, we have a $27.1 million receivable from Varex for excess cash transferred at the Distribution Date, and is recorded in prepaid and other current assets on the Condensed Consolidated Balance Sheet. We expect to receive payment from Varex in the third quarter of fiscal year 2017.

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	March 31, 2017	September 30, 2016	Decrease
Cash and cash equivalents in continuing operations	$705.5	$811.4	$(105.9)
Cash and cash equivalents in discontinued operations	1.5	32.1	(30.6)
Total cash and cash equivalents.	$707.0	$843.5	$(136.5)
The decrease in cash and cash equivalents in the first half of fiscal year 2017 was primarily due to $222.3 million of cash used for the repurchase of shares of VMS common stock, debt repayments, net of borrowings, of $117.0 million under our credit facility agreements, $81.3 million in cash and cash equivalents contributed to Varex, and $32.1 million used for purchases of property, plant, and equipment, partially offset by $200.0 million in cash received from Varex, $114.4 million of cash provided by operating activities and $25.4 million in proceeds from the issuance of common stock to employees.
At March 31, 2017, we had approximately $10 million, or 1%, of cash and cash equivalents in the United States. Approximately $696 million, or 99%, of cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of March 31, 2017, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Six Months Ended
(In millions)	March 31, 2017	April 1, 2016
Net cash flow provided by (used in):
Operating activities	$114.4	$109.1
Investing activities	(53.2)	(46.5)
Financing activities	(205.0)	57.2
Effects of exchange rate changes on cash and cash equivalents	7.3	(4.2)
Net increase (decrease) in cash and cash equivalents	$(136.5)	$115.6
Our primary cash inflows and outflows for the first half of fiscal year 2017, as compared to the first half of fiscal year 2016, were as follows:

•
In the first half of fiscal year 2017, we generated net cash from operating activities of $114.4 million compared to $109.1 million in the first half of fiscal year 2016. The $5.3 million increase in net cash from operating activities in the first half of fiscal year 2017, compared to the year-ago period, was driven by a $70.2 million increase from non-cash items, and a $44.1 million increase resulting from a lower use of cash in operating assets and liabilities, partially offset by a $109.0 million decrease in net earnings.

•	The major contributors to the net change in operating assets and liabilities in the first half of fiscal year 2017 were as follows:

◦	Prepaid and other assets increased $55.0 million primarily due to an increase in prepaid income taxes and prepaid compensation.

◦	Accounts receivable increased $21.0 million primarily due to the timing of billings in Oncology Systems and additional projects booked in VPT.

◦	Inventory increased $20.3 million primarily due to increases in inventories from Oncology Systems due to seasonally higher shipments in the fourth quarter of the previous fiscal year.

◦
Accrued liabilities and other long-term liabilities decreased $26.0 million primarily due to the timing of income tax payments, and payments processed for accrued compensation, partially offset for additional accruals for separation costs and litigation costs.

◦	Accounts payable decreased $9.9 million due to the timing of payments processed.
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

•
In the first half of fiscal year 2017, cash used for investing activities was $53.2 million, compared to cash used of $46.5 million in the first half of fiscal year 2016. The increase in cash used in the first half of fiscal year 2017, compared to the year-ago period, was primarily driven by a $5.0 million investment in a privately-held company in the first half of fiscal year 2017, a $5.3 million increase in the issuance of notes receivable, and $8.6 million in cash received in the first half of fiscal year 2016 from the sale of available-for-sale securities, partially offset by a $13.8 million decrease in cash used for the purchase of property, plant and equipment.

•
In the first half of fiscal year 2017, cash used in financing activities was $205.0 million compared to $57.2 million provided in the first half of fiscal year 2016, primarily due to debt repayments, net of borrowings of $117.0 million in the first half of fiscal year 2017, compared to $297.0 million in borrowings, net of debt repayments, in the first half of fiscal year 2016 under our credit facility agreements and $81.3 million in cash and cash equivalents contributed to Varex, partially offset by $200.0 million cash received from Varex and a decrease of $26.4 million in cash used for the repurchase of VMS common stock.

We expect our total fiscal year 2017 capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2% of revenues in fiscal year 2017.
On August 27, 2013, VMS entered into an agreement (as amended to date), ("Credit Agreement") with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Debt Lenders"). The Credit Agreement provides for (i) a five-year term loan facility in an aggregate principal amount of up to $500 million (the “2013 Term Loan Facility”) and (ii) a five-year revolving credit facility in an aggregate principal amount of up to $500 million (the “2013 Revolving Credit Facility” and, collectively with the 2013 Term Loan Facility, the “2013 Credit Facility”). The 2013 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The aggregate commitments under the 2013 Term Loan Facility may be increased by up to $100 million, and the aggregate commitments under the 2013 Revolving Credit Facility, may be increased by up to $100 million, subject to certain conditions being met, including lender approval. The Credit Agreement does not require us to pledge the stock of any of our subsidiaries. In fiscal year 2016, we amended our Credit Agreement to obtain the Debt Lenders' consent to the separation of our former Imaging Components business, waive any potential default that may arise as a result of the separation, and increase the maximum consolidated leverage ratio that we must maintain. The Credit Agreement will expire in August 2018. The proceeds of the 2013 Credit Facility may be used for working capital, capital expenditures, share repurchases, acquisitions and other corporate purposes.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2018.

The following table summarizes our short-term and long-term debt:

	March 31, 2017		September 30, 2016
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$50.0	1.98%	$50.0	1.65%
2013 Revolving Credit Facility	193.0	2.17%	300.0	1.91%
Sumitomo Credit Facility	26.9	0.53%	29.6	0.53%
Debt issuance costs	(0.6)		(0.6)
Total short-term debt	$269.3		$379.0

Long-term debt:
2013 Term Loan Facility	$262.5	1.98%	$287.5	1.65%
2013 Revolving Credit Facility	15.0	4.25%	—	—%
Debt issuance costs	(0.3)		(0.6)
Total long-term debt	$277.2		$286.9
See Note 7, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for further information regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

(Dollars in millions)	Second Quarter of Fiscal Year 2017
Amount outstanding (at end of period)	$219.9
Weighted average interest rate (at end of period)	1.97%
Average amount outstanding (during period)	$163.4
Weighted average interest rate (during period)	1.86%
Maximum month-end amount outstanding during period	$231.0
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures, and other cash requirements for at least the next 12 months and into the foreseeable future. We currently anticipate that we will continue to utilize our available liquidity and cash flows from operations, as well as borrowed funds, to make strategic acquisitions, invest in the growth of our business, invest in advancing our systems and processes, repurchase VMS common stock, fund loan commitments and other strategic investments.
Total debt as a percentage of total capital decreased to 29.9% at March 31, 2017 from 35.4% at September 30, 2016 primarily due to decreased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities increased to 1.52 to 1 at March 31, 2017 from 1.48 to 1 at September 30, 2016.
Days Sales Outstanding
Our Oncology Systems trade accounts receivable days sales outstanding (“DSO”) decreased to 96 days at March 31, 2017 compared to 106 days at April 1, 2016. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. VPT's DSO is not meaningful because it is highly variable. As of March 31, 2017, approximately 4% of our net accounts receivable balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016
Number of shares	2.0	0.8	2.5	3.2
Average repurchase price per share	$86.42	$78.12	$88.93	$78.95
Total cost	$172.8	$56.6	$222.3	$248.7

In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of March 31, 2017, approximately 6.0 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. We repurchased approximately 0.5 million shares of VMS common stock in the three months ended December 30, 2016, under the November 2015 authorization, which expired on December 31, 2016.
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
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of March 31, 2017, our liability for uncertain tax positions was $47.1 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.
As of March 31, 2017, we had accrued liabilities of $6.2 million for environmental remediation. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined. See Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for further information.
As of March 31, 2017, we have a remaining commitment of $6.2 million on our CPTC Loans. See Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements for further information.
Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2016 Annual Report.
Subsequent Event
In connection with an order for a single-room ProBeam Compact system in Delray, Florida, subsequent to the end of the second quarter of fiscal year 2017, we invested $11 million in debt related to the project.

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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of March 31, 2017, VMS has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In January 2017, we were informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that it was appropriate to record a $38.3 million other-than-temporary impairment due to credit losses associated with the CPTC loans on the Condensed Consolidated Statements of Earnings in the first quarter of fiscal year 2017. As a result of this impairment, the CPTC loans were written down to their estimated fair value of $60.0 million and reclassified from short-term investments to other assets on the Company's Condensed Consolidated Balance Sheet because we do not expect to collect or sell all or a portion of the loans in the next twelve months. In March 2017, CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with ORIX Capital Markets, LLC, J.P. Morgan and the Company for up to $16 million of additional financing during the bankruptcy process. Our pro-rata share of the DIP Facility is $7.3 million. At March 31, 2017, our remaining commitment under the DIP Facility is $6.2 million.
Financing receivables primarily include notes receivable from NYPC and MPTC of $18.5 million and $56.1 million, respectively.
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
We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency sale transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. Dollars. The foreign currency transactions that fit our risk management policy criteria are hedged with foreign currency forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative or trading purposes. The forward contracts generally range from one to thirteen months in maturity.
We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than subsidiaries' functional currency or the U.S. Dollar.
The notional values of our sold and purchased foreign currency forward contracts outstanding as of March 31, 2017 were $371.1 million and $76.7 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of March 31, 2017. The principal amount of cash and cash equivalents in continuing operations at March 31, 2017 totaled $705.5 million with a weighted average interest rate of 0.08%. At March 31, 2017, our available-for-sale investments consist of loans of $60.5 million (including accrued interest) to CPTC, which bears interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The Original CPTC loans are carried at fair value.
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
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our 2013 Term Loan Facility and 2013 Revolving Credit Facility. As of March 31, 2017, borrowings under the 2013 Term Loan Facility totaled $312.5 million with a weighted average interest rate of 1.98% and borrowings under our 2013 Revolving Credit Facility totaled $208.0 million, including $15.0 million classified as long-term, with a weighted average interest rate of 2.32%. If the amount outstanding under the 2013 Credit Facility remained at this level as for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $5 million. See Note 7, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3.0 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of March 31, 2017, the outstanding balance under the Sumitomo Credit Facility was $26.9 million, with a weighted average interest rate of 0.53%.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The fair value of our loans to CPTC was $60.5 million at March 31, 2017, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In the first quarter of fiscal year 2017, we impaired our loans to CPTC and accordingly, we decreased the fair value of our loans to CPTC by $38.1 million. See Note 4, "Fair Value" and Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase these loans from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
The estimated fair value of our term loan payable in fiscal year 2018, at March 31, 2017, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may need to spend more time and money than anticipated to develop and introduce new products or product enhancements and even if new products and product enhancements are successful they may not be sufficiently profitable such that we are able to recover all or a meaningful part of our investment. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, which could adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be proportionately greater than the costs associated with other products, and may therefore disproportionately adversely affect our gross and operating margins. If we are unable to lower these costs over time, our operating results could be adversely affected. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact our success with new products or enhancements.
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

We conduct business globally. Our international revenues accounted for approximately 52% and 51% of revenues from continuing operations during the second quarter of fiscal years 2017 and 2016, respectively, and 57%, 54%, and 57% of our total revenues during fiscal years 2016, 2015 and 2014, respectively. Correspondingly, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. For example, we have aligned our resources to support sales and marketing efforts in emerging markets. We cannot be sure, however, that we will be able to meet our sales, service and support objectives or obligations in these international markets, or recover our investments. Our future results could be adversely affected by a variety of factors, including:

•
currency fluctuations, and in particular the strength of the U.S. Dollar since the end of our 2014 fiscal year relative to many currencies, which has adversely affected our financial results and caused some customers to delay purchasing decisions;

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

•
changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the United Kingdom’s June 2016 vote to leave the European Union and the formal initiation of the exit process in March 2017 (“Brexit”);

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
As of March 31, 2017, approximately 99% of our cash and cash equivalents were held abroad. If these funds were repatriated to the United States, a portion of this amount could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
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
The markets for radiation therapy equipment and software are characterized by rapidly evolving technology, intense competition and pricing pressure. In radiotherapy and radiosurgery markets, we complete primarily with Elekta AB and Accuray Incorporated, and our information and image management, simulation, treatment planning and radiosurgery products compete with a variety of companies, such as Philips Medical Systems, RaySearch Laboratories AB, Brainlab AG and Best Theratronics, Ltd. New competitors may enter our markets, and we have encountered new competitors as we have entered new markets such as radiosurgery, VMAT and proton therapy. Some of these competitors may have greater financial, marketing and other resources than we have. To compete successfully, we must provide technically superior, proven products that deliver more precise, cost-effective, high quality clinical outcomes, in a complete package of products and services, and do so ahead of our competitors. As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. The shift in the proportion of sales within our international region towards emerging market countries, which typically have purchased less complex, lower-priced products compared to more developed countries, and which usually have stiffer price competition, could also adversely impact our results of operations. New competitors may also delay customer purchasing decisions as customers evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our gross orders and revenues.
The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our primary competitor in the proton therapy market is Ion Beam Applications S.A. Our ability to compete successfully depends, in part, on our ability to lower our product costs, develop and provide technically superior, proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of technologies such as our On-Board Imager (“OBI”) for IGRT and our motion management technologies.
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
OUR RESULTS MAY BE IMPACTED BY CHANGES IN FOREIGN CURRENCY EXCHANGE RATES
Because our business is global and payments are generally made in local currency, fluctuations in foreign currency exchange rates can impact our results by affecting product demand, or our revenues and expenses, and/or the profitability in U.S. Dollars of products and services that we sell in foreign markets. For example, in the last few years, the U.S. Dollar has strengthened significantly against the Euro and certain foreign currencies, which adversely impacted our financial results in fiscal year 2015 and in the first half of fiscal year 2016. In addition, Brexit caused significant volatility in currency exchange rates that resulted in the strengthening of the U.S. Dollar against foreign currencies in which we conduct business. A strong U.S. Dollar relative to other currencies may adversely affect our operating results.
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
OUR RESULTS HAVE BEEN AND MAY CONTINUE TO BE AFFECTED BY GLOBAL OR REGIONAL ECONOMIC INSTABILITY
The global economy has been impacted by a number of economic and political factors, including the current Russia-Ukraine sanctions. In many markets, these conditions have reduced capital equipment budgets, slowed decision-making, made financing for large equipment purchases more expensive and more time consuming to obtain, and made it difficult for our customers and our vendors to accurately forecast and plan future business activities. This, in turn, has caused our customers to be more cautious with, and to sometimes freeze, delay or dramatically reduce, purchases and capital project expenditures. Some countries have adopted and may in the future adopt austerity or stimulus programs that could positively or negatively affect our results from period to period, making it difficult for investors to compare our financial results from period to period. In addition, the new U.S. presidential administration and the eventual withdrawal of the United Kingdom from the European Union following Brexit may also create global economic uncertainty, which may cause our customers to reduce their spending, which in turn could adversely affect our business, financial condition, operating results and cash flows. An uncertain economic environment may also disrupt supply or affect our service business, as customers’ constrained budgets may result in pricing pressure, extended warranty provisions and even cancellation of service contracts.
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
Within the EEA, we must affix a CE mark, a European marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark. In September 2012, the European Commission adopted a Proposal for a Regulation of the European Parliament and of the Council on medical devices and a Proposal for a Regulation of the European Parliament and of the Council on in vitro diagnostic medical devices. Both proposals were adopted in April 2017and replace the existing three medical devices directives. The Regulation on medical devices, which will apply after a three year transition period, imposes stricter requirements for the marketing and sale of medical devices and grants Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities in order to comply with the official interpretations of these revised regulations.
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
On March 23, 2010, former President Obama signed into law the Affordable Care Act. The Affordable Care Act could adversely impact the demand for our products and services, and therefore our financial position and results of operations, possibly materially.
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
In April 2015, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) was signed into law, which made numerous changes to Medicare, Medicaid, and other healthcare related programs. These changes include new systems for establishing the annual updates to payment rates for physicians’ services in Medicare. MACRA became effective on January 1, 2017. Our business may be significantly affected by MACRA and any changes in reimbursement policies and other legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other government healthcare programs.
Foreign governments also have their own healthcare reimbursement systems and there can be no assurance that adequate reimbursement will be made available with respect to our products under any foreign reimbursement system.

WE ARE SUBJECT TO CERTAIN RISKS RELATED TO THE SEPARATION OF OUR FORMER IMAGING COMPONENTS INTO VAREX IMAGING CORPORATION.
On January 28, 2017, we completed the separation of our former Imaging Components business from the remainder of our businesses through the distribution of 100% of the outstanding common stock of Varex Imaging Corporation (“Varex”) to our stockholders. Following the separation, Varex is the sole source of supply of X-ray tubes, flat panels and detector components used in certain of our products, such as our On-Board Imager. Any disruption or reduction in the supply of these components could result in delays or reductions in our product deliveries, which could adversely affect our business and financial results and could damage our customer relationships. Also, any increases in the price of these components could adversely impact our profitability. In addition, in connection with the separation, we entered into several agreements with Varex providing for transition and other services to Varex for a period of time following the separation. Performing our obligations under these agreements will require significant time and attention from many of our employees, which could adversely affect our business, financial results and results of operations. Furthermore, we may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation. Following the separation, Varian is a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations and lead to increased volatility in the price of our common stock.
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
Anti-corruption laws and regulations. We are also subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” which became effective in January 2012. In general, there is a worldwide trend to strengthen anticorruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2015 Corruption Perceptions Index measured the degree to which public sector corruption is perceived to exist in 168 countries/territories around the world, and found that nearly sixty-seven percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Becoming familiar with and implementing the infrastructure necessary to comply with laws, rules and regulations applicable to new business activities and mitigating and protecting against corruption risks could be quite costly. In addition, failure by us or our agents or distributors to comply with these laws, rules and regulations could delay our expansion into high-growth markets and could adversely affect our business. In addition, we will most likely do more business, directly or indirectly, in countries where the public sector is, or is perceived to be, more or highly corrupt. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability. In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. For example, in June 2015, one of our foreign subsidiaries was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. We previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the U.S. Department of Justice and the U.S. Securities and Exchange Commission. After the Company requested a judicial review available under Portuguese criminal procedure processes as to whether or not such charges are proper under Portuguese law, the matter was resolved and definitively dismissed on December 9, 2016, with no adverse findings or charges against the Company. Any such proceeding results in costs and management distraction, which could adversely affect our business and financial results. An adverse outcome under any such proceeding, investigation or audit could subject us to fines, or criminal or other penalties, which could adversely affect our business and financial results.
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
We have provided financing for the construction and start-up operations of the Scripps Proton Therapy Center, MPTC and the New York Proton Center, and we may provide or be requested to provide financing to other potential VPT customers in the future. As of March 31, 2017, we had $61.6 million (including $1.1 million under the DIP Facility), $56.1 million and $18.5 million carrying value in loans outstanding to CPTC (for the Scripps Proton Therapy Center), MPTC and MM Proton I, LLC (for the New York Proton Center), respectively. Providing such financing could adversely affect our financial results, since we cannot provide assurance that a center will be completed on time or within budget, that the center can or will generate sufficient patient volumes and revenues to support scheduled loan payments or to facilitate a refinancing, or that the borrower will have the financial means to pay off any financing at maturity. In November 2015, we and the other lenders of the CPTC loans for the Scripps Proton Therapy Center agreed to forbear principal and interest payments until April 2017, subject to certain extensions. At the end of fiscal year 2016, even though patient volumes continued to increase, CPTC was not in compliance with a patient volume covenant under the forbearance agreement, which would allow the lenders to call the loans or cease further funding under the loan agreement. In January 2017, we were informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside the bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that it was appropriate to impair $38.1 million of our $98.1 million in loans outstanding to CPTC and to reserve $34.2 million related to accounts receivable outstanding from CPTC in our first fiscal quarter of 2017. In March 2017, CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with ORIX, J.P. Morgan and the Company for up to $16 million of additional financing during the bankruptcy process. Our pro-rata share of the DIP Facility is $7.3 million. At March 31, 2017, our remaining commitment under the DIP Facility is $6.2 million. At March 31, 2017, our remaining commitment under the DIP Facility is expected to be drawn down over the next 12 months.
As of March 31, 2017, we had a total of $136.2 million carrying value of loans outstanding to VPT customers, including $61.6 million on Varian's loans to CPTC (including $1.1 million under the DIP Facility). We cannot predict or control the outcome of any bankruptcy proceedings, including the CPTC proceeding, or the actions of the loan agent and, at CPTC, we may be required to take further impairment of the outstanding loans in the bankruptcy proceeding. If a borrower does not have the financial means to pay off loan amounts owing to us, and if we cannot recover loan amounts owing to us from the sale of any collateral or through other means, or in the event of a bankruptcy of the borrower, we may be required to write-off all, or a portion of the loans, which would adversely affect our financial results.
In addition, in some circumstances we offer longer or extended payment terms for qualified customers in VPT or our other businesses. Many of the areas where we offer such longer or extended payment terms have under-developed legal systems for securing debt and enforcing collection of debt. As of March 31, 2017, customer contracts with remaining terms of more than one year amounted to approximately four percent of our net accounts receivable balance. While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer time period given for payment. Concerns over economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms decrease our cash flow from operations and could impact the timing of our revenue recognition.
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
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, customer acceptance of proton therapy and reimbursement rates. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of March 31, 2017, the goodwill of VPT was $47.4 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.
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
PROTECTING OUR INTELLECTUAL PROPERTY CAN BE COSTLY AND WE MAY NOT BE ABLE TO MAINTAIN LICENSED RIGHTS. COSTS ASSOCIATED WITH PROTECTING OUR INTELLECTUAL PROPERTY OR FAILURE TO MAINTAIN OUR LICENSED RIGHTS WOULD HARM OUR BUSINESS
We file applications as appropriate for patents covering new products and manufacturing processes. We cannot be sure, however, that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide us with competitive advantages. We also cannot be sure that patents will be issued from any of our pending or future patent applications. Asserting our patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. For example, we recently settled a multi-year patent infringement case with Elekta AB. An unfavorable outcome in other such litigation or proceedings could harm us. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.
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
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is often uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of intellectual property rights of others that relate to our products, services or technologies. From time to time, we have received notices from third parties asserting infringement and we have been subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. For example, we recently settled a multi-year patent infringement case with Elekta AB. Any dispute regarding patents or other intellectual property could be costly and time-consuming, and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. If actual liabilities significantly exceed our estimates regarding potential liabilities, our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues. Furthermore, a third party claiming infringement may not be willing to license its rights to us, and even if a third party rights holder is willing to do so, the amounts we might be required to pay under the associated royalty or license agreement could be significant. As such, we could decide to alter our business strategy or voluntarily cease the allegedly infringing actions rather than face litigation or pay a royalty, which could adversely impact our business and results of operations.
UNFAVORABLE RESULTS OF LEGAL PROCEEDINGS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL RESULTS
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims, including product liability claims and intellectual property claims, that have not yet been fully resolved and additional claims may arise in the future. Legal proceedings are often lengthy, taking place over a period of years with interim motions or judgments subject to multiple levels of review (such as appeals or rehearings) before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit.
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
OUR BUSINESS MAY SUFFER IF WE ARE NOT ABLE TO HIRE AND RETAIN QUALIFIED PERSONNEL
Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate and train our management team and other key personnel, such as qualified engineering, service, sales, marketing and other staff. We compete for key personnel with other medical equipment and software manufacturers and technology companies, as well as universities and research institutions. Because this competition is intense, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business. Additionally, if we are unable to retain key personnel, we may not be able to replace them readily or on terms that are reasonable, which could hurt our business. Moreover, some of our executive officers have had long careers at our company. If these executives retire or leave, and we are unable to locate qualified or suitable replacements in a timely manner, our business could be adversely affected.

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
WE MAY NOT REALIZE EXPECTED BENEFITS FROM ACQUISITIONS OF OR INVESTMENTS IN NEW BUSINESSES, PRODUCTS, OR TECHNOLOGIES, WHICH COULD HARM OUR BUSINESS
We need to grow and evolve our businesses in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may decide to grow our business through the acquisition of complementary businesses, products or technologies rather than through internal development. For example, we acquired certain assets of Velocity and Transpire in fiscal year 2014 and the radiotherapy business of Candela in fiscal year 2016. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and affect our financial results. Even if we complete an acquisition, we may not be able to successfully integrate newly acquired organizations, products, technologies or employees into our operations, or may not fully realize some of the expected synergies.
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
Further, we may find that we need to restructure or divest acquired businesses, or assets of those businesses. Even if we do so, an acquisition may not produce the full efficiencies, growth or benefits we expected. If we decide to sell assets or a business, it may be difficult to identify buyers or alternative exit strategies on acceptable terms, in a timely manner, or at all, which could delay the accomplishment of our strategic objectives. We may be required to dispose of a business at a lower price or on less advantageous terms, or to recognize greater losses, than we had anticipated.
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
In addition, our gross orders, backlog, revenues and net earnings in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.
WE HAVE ENTERED INTO A CREDIT FACILITY AGREEMENT THAT RESTRICTS CERTAIN ACTIVITIES, AND FAILURE TO COMPLY WITH THIS AGREEMENT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS, LIQUIDITY AND FINANCIAL POSITION
We maintain a credit facility with debt outstanding that contains restrictive financial covenants, including financial covenants that require us to comply with specified financial ratios. We may have to curtail some of our operations to comply with these covenants. In addition, our revolving credit facility contains other affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required. In addition, we have in the past used borrowings under our credit facility to fund the repurchase of VMS shares and we may continue to do so in the future. In the event that we cannot use borrowings under our credit facility to fund announced share repurchases, whether because we have drawn down the maximum amounts borrowable under our credit facility, to do so would violate covenants in our credit facility, or otherwise, and we do not have access to other cash resources necessary to fund the desired share repurchases, it could have an adverse effect on our earnings per share. Furthermore, if we fail to comply with the credit facility requirements, we may be in default. Upon an event of default, if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2016 - January 27, 2017	—	$—	—	8.0
January 28, 2017 - February 24, 2017	0.5	$80.35	0.5	7.5
February 25, 2017 - March 31, 2017	1.5	$88.44	1.5	6.0
Total	2.0	$86.42	2.0	6.0

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

As previously announced, Gary E. Bischoping will replace Elisha W. Finney, who is retiring after 29 years with the Company, as the Company’s Chief Financial Officer. The effective date of his appointment as Chief Financial Officer has been delayed until May 10, 2017 to allow Ms. Finney to complete and certify the Company’s Quarterly Report on Form 10-Q for the second quarter of fiscal 2017.
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	May 9, 2017	By:	/s/ ELISHA W. FINNEY
Elisha W. Finney
Executive Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of January 27, 2017, by and between the Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 2.1 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.1
Transition Services Agreement, dated as of January 27, 2017, by and between the Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.2
Tax Matters Agreement, dated as of January 27, 2017, by and between the Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.3
Employee Matters Agreement, dated as of January 27, 2017, by and between the Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.4
Intellectual Property Matters Agreement, dated as of January 27, 2017, by and between the Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.5
Trademark License Agreement, dated as of January 27, 2017, by and between the Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.6
Varian Medical Systems, Inc.'s Fourth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed as of December 30, 2016, File No. 1-7598).

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