Form 10-Q
period 2017-06-30
VARIAN MEDICAL SYSTEMS INC
filed 2017-08-08
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,800,894 shares of common stock, par value $1 per share, outstanding as of July 28, 2017.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended June 30, 2017

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Product	$383.4	$381.3	$1,113.1	$1,110.0
Service	279.0	261.6	816.1	763.9
Total revenues	662.4	642.9	1,929.2	1,873.9
Cost of revenues:
Product	248.4	250.8	727.0	759.9
Service	120.7	108.6	357.9	319.9
Total cost of revenues	369.1	359.4	1,084.9	1,079.8
Gross margin	293.3	283.5	844.3	794.1
Operating expenses:
Research and development	55.1	51.1	158.3	147.7
Selling, general and administrative	121.9	128.1	415.5	350.8
Impairment charges	—	2.2	38.3	2.2
Total operating expenses	177.0	181.4	612.1	500.7
Operating earnings	116.3	102.1	232.2	293.4
Interest income	2.9	4.5	10.4	12.7
Interest expense	(2.7)	(2.9)	(8.0)	(8.4)
Earnings from continuing operations before taxes	116.5	103.7	234.6	297.7
Taxes on earnings	25.9	21.8	60.2	66.7
Net earnings from continuing operations	90.6	81.9	174.4	231.0
Net earnings (loss) from discontinued operations	—	17.0	(6.8)	53.9
Net earnings	90.6	98.9	167.6	284.9
Less: Net earnings attributable to noncontrolling interests	0.2	0.1	0.7	0.1
Net earnings attributable to Varian	$90.4	$98.8	$166.9	$284.8

Net earnings (loss) per share - basic
Continuing operations	$0.99	$0.86	$1.88	$2.41
Discontinued operations	—	0.18	(0.08)	0.56
Net earnings per share - basic	$0.99	$1.04	$1.80	$2.97

Net earnings (loss) per share - diluted
Continuing operations	$0.98	$0.86	$1.86	$2.39
Discontinued operations	—	0.18	(0.07)	0.56
Net earnings per share - diluted	$0.98	$1.04	$1.79	$2.95

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	91.7	94.9	92.7	96.0
Weighted average shares outstanding - diluted	92.4	95.4	93.5	96.5
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
(In millions)	2017	2016	2017	2016
Net earnings	$90.6	$98.9	$167.6	$284.9
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.0* and $0.1 for the three and nine months ended June 30, 2017, respectively, and $0.0* and $0.1 for the corresponding periods of fiscal year 2016, respectively.	(0.2)	(0.1)	(0.4)	(0.2)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.2) and ($0.6) for the three and nine months ended June 30, 2017, respectively, and ($0.1) and ($0.4) for the corresponding periods of fiscal year 2016, respectively.	0.9	0.6	2.7	1.8
	0.7	0.5	2.3	1.6
Derivative instruments:
Change in unrealized gain (loss), net of tax (expense) benefit of ($0.2) and $0.3 for the three and nine months ended July 1, 2016, respectively.	—	0.2	—	(0.6)
Reclassification adjustments, net of tax expense of ($0.2) for both the three and nine months ended July 1, 2016, respectively.	—	0.5	—	0.4
	—	0.7	—	(0.2)
Available-for-sale securities:
Change in unrealized loss, net of tax benefit of $0.1 for the nine months ended July 1, 2016.	—	—	—	(0.3)
Reclassification adjustments, net of tax expense of ($0.2) for the nine months ended July 1, 2016.	—	—	—	0.4
	—	—	—	0.1
Currency translation adjustment	14.7	(4.3)	4.5	0.9
Other comprehensive earnings (loss)	15.4	(3.1)	6.8	2.4
Comprehensive earnings	106.0	95.8	174.4	287.3
Less: Comprehensive earnings attributable to noncontrolling interests	0.2	0.1	0.7	0.1
Comprehensive earnings attributable to Varian	$105.8	$95.7	$173.7	$287.2

 * Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
(In millions, except par values)	2017	2016 (1)
Assets
Current assets:
Cash and cash equivalents	$658.2	$811.4
Short-term investments	—	95.3
Accounts receivable, net of allowance for doubtful accounts of $42.2 at June 30, 2017 and $24.2 at September 30, 2016	747.5	769.6
Inventories	460.2	442.4
Prepaid expenses and other current assets	173.8	141.1
Current assets of discontinued operations	18.9	355.6
Total current assets	2,058.6	2,615.4
Property, plant and equipment, net	249.3	258.6
Goodwill	220.8	220.0
Intangible assets	74.2	84.1
Deferred tax assets	141.7	136.8
Other assets	309.3	227.0
Non-current assets of discontinued operations	5.1	272.9
Total assets	$3,059.0	$3,814.8
Liabilities, Redeemable Noncontrolling Interests and Equity
Current liabilities:
Accounts payable	$153.3	$159.2
Accrued liabilities	354.9	383.6
Deferred revenues	643.9	608.6
Short-term borrowings	64.7	329.6
Current maturities of long-term debt	49.4	49.4
Current liabilities of discontinued operations	7.0	83.0
Total current liabilities	1,273.2	1,613.4
Long-term debt	249.9	286.9
Other long-term liabilities	141.6	155.8
Non-current liabilities of discontinued operations	—	4.2
Total liabilities	1,664.7	2,060.3
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests of discontinued operations	—	10.3
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.7 and 93.7 shares issued and outstanding at June 30, 2017, and at September 30, 2016, respectively	91.7	93.7
Capital in excess of par value	698.7	678.6
Retained earnings	693.6	1,069.0
Accumulated other comprehensive loss	(94.0)	(100.8)
Total Varian stockholders' equity	1,390.0	1,740.5
Noncontrolling interests	4.3	3.7
Total equity	1,394.3	1,744.2
Total liabilities, redeemable noncontrolling interests and equity	$3,059.0	$3,814.8

(1)
The condensed consolidated balance sheet as of September 30, 2016 was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

  See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,	July 1,
(In millions)	2017	2016
Cash flows from operating activities:
Net earnings	$167.6	$284.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	32.7	36.0
Tax benefits from exercises of share-based payment awards	1.8	1.3
Excess tax benefits from share-based compensation	(2.4)	(2.1)
Depreciation	45.2	46.7
Amortization of intangible assets	13.3	9.7
Deferred taxes	(8.5)	2.4
Provision for doubtful accounts receivable	38.5	5.2
Impairment charges	38.3	2.2
Other, net	(0.1)	0.3
Changes in assets and liabilities:
Accounts receivable	10.9	(94.6)
Inventories	(23.6)	(72.1)
Prepaid expenses and other assets	(47.0)	(35.4)
Accounts payable	(0.6)	(5.1)
Accrued liabilities and other long-term liabilities	(28.8)	18.8
Deferred revenues	32.1	6.1
Net cash provided by operating activities	269.4	204.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(40.4)	(61.0)
Issuance of notes receivable	(18.2)	(10.3)
Sale of notes receivable	—	8.3
Investment in available-for-sale securities	(9.1)	(2.5)
Sale of available-for-sale securities	—	8.6
Investment in privately-held companies	(7.2)	—
Amounts paid to deferred compensation plan trust account	(4.4)	(2.9)
Other, net	0.4	(0.6)
Net cash used in investing activities	(78.9)	(60.4)
Cash flows from financing activities:
Repurchases of common stock	(269.1)	(374.2)
Proceeds from issuance of common stock to employees	56.7	36.6
Excess tax benefits from share-based compensation	2.4	2.1
Employees' taxes withheld and paid for restricted stock and restricted stock units	(10.6)	(10.8)
Cash received from Varex Imaging Corporation	200.0	—
Cash and cash equivalents contributed to Varex Imaging Corporation	(54.2)	—
Borrowings under credit facility agreement	148.0	83.0
Repayments under credit facility agreement	(185.5)	(120.5)
Net (repayments) borrowings under the credit facility agreements with maturities less than 90 days	(262.0)	240.0
Contingent consideration and hold back	(1.4)	(5.6)
Other	—	0.5
Net cash used in financing activities	(375.7)	(148.9)
Effects of exchange rate changes on cash and cash equivalents	1.7	(4.6)
Net decrease in cash and cash equivalents	(183.5)	(9.6)
Cash and cash equivalents at beginning of period *	843.5	845.5
Cash and cash equivalents at end of period *	$660.0	$835.9
* Cash and cash equivalents includes $32.1 million at September 30, 2016 and $1.8 million at June 30, 2017 classified as discontinued operations. See Note 2, "Discontinued Operations" for more information.
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
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 (the “2016 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 30, 2017 and September 30, 2016, results of operations and statements of comprehensive earnings for the three and nine months ended June 30, 2017 and July 1, 2016, and cash flows for the nine months ended June 30, 2017 and July 1, 2016. The results of operations for the nine months ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.

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
Reclassifications
In fiscal year 2017, the Company's Varian Particle Therapy ("VPT") business met the criteria of a reportable operating segment and the Company's operations are now grouped into two reportable operating segments: Oncology Systems and VPT. In conjunction with the Distribution of Varex, the Company changed its methodology for how corporate costs are allocated to its operating segments. For further information on the change in reportable segments and the methodology of the allocation of corporate costs see Note 16, "Segment Information."
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017. Fiscal year 2016 was the 52-week period that ended on September 30, 2016. The fiscal quarters ended June 30, 2017 and July 1, 2016 were both 13-week periods.
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
Recent Accounting Standards or Updates Not Yet Effective
In May 2017, the FASB provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. The guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements
In March 2017, the FASB amended its guidance on the accounting related to defined benefit plans and other post-retirement benefits. This amendment requires the service cost component of net periodic pension and post-retirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its consolidated financial statements.
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
In May 2014, the FASB issued a new revenue standard, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. The new standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB amended the principal-versus-agent implementation guidance and illustrations in the new standard. In April 2016, the FASB amended the guidance on identifying performance obligations and the implementation guidance on licensing in the new standard. In May 2016, the FASB amended the guidance on collectability, noncash consideration, presentation of sales tax, and transition to the new standard. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2019, with early adoption permitted, but not before the first quarter of fiscal year 2018. The new standard can be applied either retrospectively to each prior reporting period presented (i.e., full retrospective adoption) or with the cumulative effect of initially applying the update recognized at the date of the initial application (i.e., modified retrospective adoption) along with additional disclosures. The Company currently anticipates adopting this standard using the full retrospective method to restate each prior period presented. The timing of the Company's adoption using the full retrospective method depends on the system readiness, including software capabilities from third-party providers, the ability to accurately and completely migrate over existing orders at the time of adoption, and completing its analysis to restate prior period consolidated financial statements. The Company will finalize the timing of adoption during the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

fourth quarter of fiscal year 2017. While the Company continues to assess the impact of this standard, the Company currently believes that some of the significantly impacted areas are the transfer of control, removal of the contingent revenue cap, the elimination of mandatory revenue deferral for software extended payment terms and the removal of the vendor-specific objective evidence requirement for separation of bundled software products. We also have identified additional service performance obligations that were previously accounted for with hardware products and will result in a shift of revenue from product to service. The Company will continue to monitor and evaluate the effect that the standard will have on its consolidated financial statements, including disclosures, and preliminary assessments are subject to change.

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
In conjunction with the Distribution, the Company received $200.0 million from Varex and used those proceeds to repay a portion of its outstanding 2013 Revolving Credit Facility. At the Distribution Date, the Company contributed $81.3 million in cash and cash equivalents to Varex as part of the distribution and transfer of certain legal entities. In May 2017, the Company received $27.1 million from Varex for excess cash and cash equivalents contributed at the Distribution Date. As of June 30, 2017, the change to the Company's stockholders' equity was primarily due to a $334.1 million reduction recorded in retained earnings as a result of the Distribution of Varex. In December 2016, the Company entered into a master purchase and sale agreement ("MPSA") to acquire the Medical Imaging business of PerkinElmer, Inc. for approximately $276 million. In connection with the Distribution, the Company assigned the MPSA and all rights and obligations to Varex.
Following the Distribution, Varex retained a specified amount of cash that would enable Varex to pay the Company consideration for certain net assets outside of the United States that were required to be transferred to Varex but which did not occur on the Distribution Date due to not having received regulatory approvals for such transfers. Once those regulatory approvals are received, Varian will receive a cash payment from Varex in consideration for such net asset transfers. At June 30, 2017, the Company had $17.0 million in assets (net of liabilities) on its Condensed Consolidated Balance Sheet related to Varex net assets to be transferred. The Company expects the remainder of Varex's net assets will be transferred in fiscal years 2017 and 2018. If the Company does not receive the necessary regulatory approvals during a specified time period, Varex will be required to transfer such cash amounts to Varian.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes the key components of net earnings (loss) from discontinued operations:

	Three Months Ended (1)	Nine Months Ended
(In millions)	July 1, 2016	June 30, 2017	July 1, 2016
Revenues	$146.5	$194.0	$431.4
Cost of revenues	83.6	117.3	252.2
Gross margin	62.9	76.7	179.2
Operating expenses(2)	34.5	76.1	91.5
Operating earnings	28.4	0.6	87.7
Taxes on earnings	11.4	7.4	33.8
Net earnings (loss) from discontinued operations	17.0	(6.8)	53.9
Less: Net earnings from discontinued operations attributable to noncontrolling interests	0.2	0.1	0.2
Net earnings (loss) from discontinued operations attributable to Varian	$16.8	$(6.9)	$53.7

(1)	There was no activity in net earnings (loss) from discontinued operations during the three months ended June 30, 2017.

(2)
Operating expenses included separation costs of $34.2 million during the nine months ended June 30, 2017 and $5.4 million during the three and nine months ended July 1, 2016. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's balance sheet:

(In millions)	June 30, 2017	September 30, 2016
Assets:
Cash and cash equivalents	$1.8	$32.1
Accounts receivable, net	8.2	122.2
Inventories	5.5	197.3
Prepaid expenses and other current assets	3.4	4.0
Current assets of discontinued operations	18.9	355.6
Property, plant and equipment, net	5.1	120.6
Goodwill	—	74.7
Intangible assets	—	20.6
Deferred tax assets	—	2.1
Other assets	—	54.9
Total assets of discontinued operations	$24.0	$628.5
Liabilities:
Accounts payable	$5.8	$41.9
Accrued liabilities	1.2	29.1
Deferred revenues	—	12.0
Current liabilities of discontinued operations	7.0	83.0
Other long-term liabilities	—	4.2
Total liabilities of discontinued operations	$7.0	$87.2
Redeemable noncontrolling interests of discontinued operations	$—	$10.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents supplemental cash flow information of discontinued operations:

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016
Operating activities:
Share-based compensation expense	$2.0	$4.4
Depreciation expense	4.8	7.6
Amortization expense	1.8	4.2
Investing activities:
Purchases of property, plant and equipment	(6.4)	(24.2)
Sale of available-for-sale securities	—	8.6
Acquisition of business, net of cash acquired	$—	$(1.2)

3. BALANCE SHEET COMPONENTS

The following tables summarize the Company's available-for-sale securities:

	June 30, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Original CPTC loans	$60.5	$—	$—	$60.5
DRTC securities	8.0	—	—	8.0
Total available-for-sale securities	$68.5	$—	$—	$68.5

	September 30, 2016
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Original CPTC loans	$95.3	$—	$—	$95.3
Total available-for-sale securities	$95.3	$—	$—	$95.3

See Note 15, "VPT Loans" for more information on California Proton Treatment Center, LLC (“CPTC”) loans and Delray Radiation Therapy Center (“DRTC”) Securities.

At June 30, 2017, available-for-sale securities are recorded in other assets on the Condensed Consolidated Balance Sheets, because the Company does not expect to collect or sell all or a portion of its loans or securities in the next twelve months. At September 30, 2016, available-for-sale securities are recorded in short-term investments on the Condensed Consolidated Balance Sheets, because the expected contractual maturity dates were less than one year.

The following table summarizes the Company's inventories:

(In millions)	June 30, 2017	September 30, 2016
Raw materials and parts	$297.1	$257.9
Work-in-process	56.5	69.6
Finished goods	106.6	114.9
Total inventories	$460.2	$442.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes the Company's other long-term liabilities:

(In millions)	June 30, 2017	September 30, 2016
Long-term income taxes payable	$46.1	$44.5
Deferred income taxes	18.9	24.5
Other	76.6	86.8
Total other long-term liabilities	$141.6	$155.8

4. FAIR VALUE

Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at June 30, 2017:
Available-for-sale securities:
Original CPTC loans	$—	$—	$60.5	$60.5
DRTC securities	—	—	8.0	8.0
Total assets measured at fair value	$—	$—	$68.5	$68.5

Assets at September 30, 2016:
Available-for-sale securities:
Original CPTC loans	$—	$—	$95.3	$95.3
Total assets measured at fair value	$—	$—	$95.3	$95.3

Liabilities at September 30, 2016:
Contingent consideration	$—	$—	$(1.3)	$(1.3)
Total liabilities measured at fair value	$—	$—	$(1.3)	$(1.3)

At June 30, 2017 and September 30, 2016, the fair value of the Company's derivative instruments were not material. The Company's contingent consideration was included in accrued liabilities at June 30, 2017 and September 30, 2016 on the Condensed Consolidated Balance Sheets.
The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to thirteen months in duration.
The fair value of the Company’s Level 3 available-for-sale securities, is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans as well as underlying cash flow assumptions. If the estimated discount rates used were to increase or decrease, the fair value of the debt securities would decrease or increase, respectively. However, the Company does not increase the fair value of the Original CPTC loans above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, has the option to purchase these loans from the Company under the original terms and conditions at par value. During the first quarter of fiscal year 2017, the Original CPTC loans, with a then carrying amount of $98.1 million, were determined to be other-than-temporarily impaired as determined by the discounted cash flow model using a single best estimate methodology and were written down to their estimated fair value of $60.0 million, which resulted in an impairment charge of $38.3 million, which

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

included $0.2 million of other loan related charges, recorded in the Condensed Consolidated Statements of Earnings. See Note 15, "VPT Loans" for more information on the Original CPTC loans.

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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Available-for-sale securities	Contingent Consideration
Balance at September 30, 2016	$95.3	$(1.3)
Additions (1)	11.3	—
Settlements (2)	—	1.6
Change in fair value recognized in earnings	(38.1)	(0.3)
Balance at June 30, 2017	$68.5	$—

(1)	Amounts reported represent additional investments and accrued interest.

(2)	Amounts reported under Contingent Consideration represent cash payments to settle contingent consideration liabilities.

There were no transfers of assets or liabilities between fair value measurement levels during either the three and nine months ended June 30, 2017, or the three and nine months ended July 1, 2016. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, accounts receivable, net of allowance for doubtful accounts, short-term notes receivable, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
At both June 30, 2017 and September 30, 2016, the fair value of current maturities of the long-term debt approximated its carrying value of $50.0 million due to its short-term maturity. The fair value of the long-term debt payable in installments through fiscal year 2018 approximated its carrying value of $250.0 million and $287.5 million, at June 30, 2017 and September 30, 2016, respectively, because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $77.6 million and $59.2 million at June 30, 2017 and September 30, 2016, respectively, because it is based on terms of recent comparable transactions and is categorized as Level 3 in the fair value hierarchy.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

5. RECEIVABLES
The following table summarizes the Company's accounts receivable and notes receivable as of June 30, 2017 and September 30, 2016:

(In millions)	June 30, 2017	September 30, 2016
Accounts receivable, gross	$833.9	$848.4
Allowance for doubtful accounts	(59.4)	(24.2)
Accounts receivable, net	$774.5	$824.2
Short-term	$747.5	$769.6
Long-term (1)	$27.0	$54.6

Notes receivable	$82.6	$65.0
Short-term (2)	$5.0	$5.8
Long-term (1)	$77.6	$59.2

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
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
As of June 30, 2017, allowance for doubtful accounts includes $42.2 million related to short-term accounts receivable and $17.2 million related to long-term accounts receivable. As of September 30, 2016, allowance for doubtful accounts was entirely related to the short-term accounts receivable. In the first quarter of fiscal year 2017, the Company recorded an allowance for doubtful accounts of $34.2 million from CPTC due to liquidity issues.
See Note 15, "VPT Loans" for more information on the Company's long-term notes receivable balances.

6. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Varian Particle Therapy	Total
Balance at September 30, 2016	$170.2	$49.8	$220.0
Foreign currency translation adjustments	—	0.8	0.8
Balance at June 30, 2017	$170.2	$50.6	$220.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table reflects the Company's intangible assets:

	June 30, 2017			September 30, 2016
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$99.3	$(57.1)	$42.2	$99.6	$(50.2)	$49.4
Customer contracts and supplier relationship	33.9	(13.3)	20.6	32.3	(10.8)	21.5
Other	5.5	(2.9)	2.6	5.6	(1.2)	4.4
Total intangible with finite lives	138.7	(73.3)	65.4	137.5	(62.2)	75.3
In-process research and development with indefinite lives	8.8	—	8.8	8.8	—	8.8
Total intangible assets	$147.5	$(73.3)	$74.2	$146.3	$(62.2)	$84.1
Amortization for intangible assets was $4.2 million and $1.7 million in the three months ended June 30, 2017 and July 1, 2016, respectively, and $11.5 million and $5.5 million in the nine months ended June 30, 2017 and July 1, 2016, respectively.
As of June 30, 2017, the Company estimates its remaining amortization for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Total
Remainder of 2017	$5.0
2018	15.9
2019	11.2
2020	9.8
2021	7.7
Thereafter	15.8
Total remaining amortization for intangible assets	$65.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

7. BORROWINGS
The following table summarizes the Company's short-term and long-term debt:

	June 30, 2017		September 30, 2016
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current portion of 2013 Term Loan Facility	$50.0	2.23%	$50.0	1.65%
2013 Revolving Credit Facility	38.0	2.47%	300.0	1.91%
Sumitomo Credit Facility	26.7	0.53%	29.6	0.53%
Debt issuance costs	(0.6)		(0.6)
Total short-term debt	$114.1		$379.0

Long-term debt:
2013 Term Loan Facility	$250.0	2.23%	$287.5	1.65%
Debt issuance costs	(0.1)		(0.6)
Total long-term debt	$249.9		$286.9
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
As of June 30, 2017 and September 30, 2016, the Company did not have any outstanding derivatives designated as hedging instruments. As of June 30, 2017 and September 30, 2016, the fair value of the Company's derivatives not designated as hedging instruments were not material. See Note 4, "Fair Value" for the valuation of the Company’s derivative instruments. Also see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2016 Annual Report for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of June 30, 2017 and September 30, 2016, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities

The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged, and its risk management objective and strategy for undertaking the hedge. The Company records the effective portion of the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The Company measures hedge ineffectiveness by comparing the cumulative change in the fair value of the effective component of the hedge contract with the cumulative change in the fair value of the hedged item. The Company recognizes any over performance of the derivative as ineffectiveness in revenues, and time value amounts excluded from the assessment of effectiveness in cost of revenues in the Condensed Consolidated Statements of Earnings. At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

highly probable. In the three and nine months ended June 30, 2017, the Company did not discontinue any cash flow hedges. At both June 30, 2017 and September 30, 2016, the Company did not have any foreign currency forward contracts designated as cash flow hedges. In the three and nine months ended July 1, 2016, the Company recognized an unrealized gain of $0.4 million and an unrealized loss of $0.9 million, respectively, in other comprehensive income for the effective portion of the foreign currency forward contracts designated as cash flow hedges.

There were no reclassifications from accumulated other comprehensive income to revenues related to the effective portion of the foreign currency forward contracts designated as cash flow hedges in the three and nine months ended June 30, 2017. In the three and nine months ended July 1, 2016, the Company reclassified losses of $0.7 million and $0.6 million, respectively, from accumulated other comprehensive income to revenues related to the effective portion of the foreign currency forward contracts designated as cash flow hedges
Balance Sheet Hedging Activities
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
The Company had the following outstanding foreign currency forward contracts:

	June 30, 2017
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$19.7	$—
Brazilian Real	7.2	—
Canadian Dollar	—	3.6
Euro	213.9	—
Hungarian Forint	3.1	—
Indian Rupee	12.3	—
Japanese Yen	56.1	—
Polish Zloty	1.0	—
Swiss Franc	—	57.8
Thai Baht	3.4	—
Totals	$316.7	$61.4

The following table presents the gains and losses recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings on Derivative Instruments
	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Selling, general and administrative expenses	$(9.9)	$1.5	$(2.5)	$(3.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The gains or losses on these derivative instruments were significantly offset by the gains or losses resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of June 30, 2017 and September 30, 2016, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.

9. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016
Accrued product warranty, at beginning of period	$48.0	$39.8
Charged to cost of revenues	29.7	29.8
Actual product warranty expenditures	(33.3)	(26.2)
Accrued product warranty, at end of period	$44.4	$43.4

Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2017 and September 30, 2016.
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
The Company also reimburses certain third parties for cleanup activities. The Company spent $0.2 million and $0.3 million (net of amounts borne by third-parties) in the three months ended June 30, 2017 and July 1, 2016, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.5 million and $0.7 million (net of amounts borne by third parties) in the nine months ended June 30, 2017 and July 1, 2016, respectively, on such costs.
With respect to some of these facilities, inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the cleanup sites (“Group A Sites”). Nonetheless, as of June 30, 2017, the Company estimated that, net of third parties’ indemnification obligations, future costs associated with the environmental remediation liabilities for the Group A Sites would range in total from $1.1 million to $8.0 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of June 30, 2017. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.1 million for these cleanup projects as of June 30, 2017. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

In addition to the Group A Sites, there are other past and present facilities (“Group B Sites”) where the Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of, the governmental agencies having jurisdiction. As of June 30, 2017, the Company estimated that the Company’s future exposure on the Group B Sites, net of third parties’ indemnification obligations, for the costs at these

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $3.9 million to $19.8 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of June 30, 2017. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $6.0 million at June 30, 2017. Accordingly, the Company had accrued $5.1 million as of June 30, 2017 for these costs, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.1 million accrued for the Group A Sites.
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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and financial strength of potential third parties and insurance companies the Company believes it has rights to indemnity or reimbursement. The Company has an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of the portion due to third parties who reimburse the Company, from that insurer amounted to $2.0 million at both June 30, 2017 and September 30, 2016, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets. The payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with an insurance company who appears to be financially viable and who has paid the Company’s claims in the past.
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
Restructuring Charges
2017 Restructuring Plan
In the first quarter of fiscal year 2017, the Company offered an enhanced retirement program to its qualifying employees and implemented a workforce reduction (collectively "the 2017 Restructuring Plan"), primarily in its Oncology Systems and VPT segments, to improve operational performance. The Company incurred $3.1 million and $9.4 million in restructuring charges during the three and nine months ended June 30, 2017, respectively. As of June 30, 2017, the Company does not expect the remaining restructuring charges under this plan to be significant.
2016 Restructuring Plan
In the first quarter of 2016, the Company implemented a workforce reduction, primarily in its Oncology Systems segment, as part of the Company's plan to enhance operational performance through productivity initiatives. The Company incurred $0.8 million and $3.7 million in restructuring charges during the three and nine months ended July 1, 2016, most of which was incurred during the first quarter of fiscal year 2016. As of June 30, 2017, the Company does not have any future charges or liabilities under this plan.
The following table provides a summary of changes in the restructuring liability related to the Company's restructuring plans:

(In millions)	September 30, 2016	Restructuring Charges	Adjustments	Cash Payments	June 30, 2017
2017 Restructuring Plan	$—	$9.4	$—	$(7.5)	$1.9
2016 Restructuring Plan and prior plans	1.6	—	(0.6)	(1.0)	—
Total	$1.6	$9.4	$(0.6)	$(8.5)	$1.9
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
The components of net defined benefit costs were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Defined Benefit Plans
Service cost	$1.7	$1.5	$5.2	$4.5
Interest cost	0.6	1.0	1.7	3.0
Expected return on plan assets	(1.7)	(1.7)	(5.2)	(5.1)
Amortization of prior service cost	—	—	(0.1)	—
Recognized actuarial loss	1.1	0.7	3.3	2.2
Net periodic benefit cost	$1.7	$1.5	$4.9	$4.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

11. INCOME TAXES
The Company’s effective tax rate was 22.2% and 21.0% for the three months ended June 30, 2017 and July 1, 2016, respectively, and 25.6% and 22.4% for the nine months ended June 30, 2017 and July 1, 2016, respectively.
The increase in the Company’s effective tax rate during the three months ended June 30, 2017, compared to the year-ago period, was primarily due to a shift in the geographic mix of earnings.
The increase in the Company's effective tax rate during the nine months ended June 30, 2017, compared to the year-ago period was primarily due to the impairment of the CPTC loans in December 2016, which were made by one of our Swiss subsidiaries, which has a low tax rate, and a significant portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of our German subsidiaries, which has a full valuation allowance.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the nine months ended June 30, 2017; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase (“ASR”) programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. The Company purchased 0.5 million shares of VMS common stock in the three months ended December 30, 2016, under the November 2015 authorization, which expired on December 31, 2016. As of June 30, 2017, approximately 5.5 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Number of shares	0.5	1.5	3.0	4.7
Average repurchase price per share	$93.45	$83.68	$89.68	$80.48
Total cost	$46.8	$125.5	$269.1	$374.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(63.3)	$(37.5)	$(100.8)
Other comprehensive earnings before reclassifications	—	4.5	4.5
Amounts reclassified out of other comprehensive earnings	2.8	—	2.8
Tax expense	(0.5)	—	(0.5)
Balance at June 30, 2017	$(61.0)	$(33.0)	$(94.0)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Net Unrealized Gains (Losses) Available-for- Sale Securities	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at October 2, 2015	$(46.1)	$—	$(0.1)	$(40.3)	$(86.5)
Other comprehensive earnings (loss) before reclassifications	—	(0.9)	(0.4)	0.9	(0.4)
Amounts reclassified out of other comprehensive earnings	1.9	0.6	0.6	—	3.1
Tax expense	(0.3)	0.1	(0.1)	—	(0.3)
Balance at July 1, 2016	$(44.5)	$(0.2)	$—	$(39.4)	$(84.1)

The amounts reclassified out of other comprehensive loss into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Comprehensive Earnings Components	Income (Loss) Before Taxes		Income (Loss) Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.9)	$(0.6)	$(2.8)	$(1.9)	Cost of revenues & Operating expenses
Unrealized loss on cash flow hedging instruments	—	(0.7)	—	(0.6)	Revenues
Unrealized loss on available-for-sale-investments	—	—	—	(0.6)	Operating expenses
Total amounts reclassified out of other comprehensive earnings	$(0.9)	$(1.3)	$(2.8)	$(3.1)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Noncontrolling Interests
In connection with the Distribution of Varex in January 2017, the Company's redeemable noncontrolling interests relating to MeVis Medical Solutions AG ("MeVis") were transferred to Varex.

Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

	Nine Months Ended		Nine Months Ended
	June 30, 2017		July 1, 2016
(In millions)	Noncontrolling Interests	Redeemable Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Balance at beginning of period	$3.7	$10.3	$14.7	$—
Net earnings attributable to noncontrolling interests	0.6	0.1	(0.2)	0.3
Reclassification of noncontrolling interests in MeVis to redeemable noncontrolling interests	—	—	(10.4)	10.4
Transfer of redeemable noncontrolling interests in MeVis to Varex	—	(10.3)	—	—
Other	—	(0.1)	(0.5)	(0.4)
Balance at end of period	$4.3	$—	$3.6	$10.3

13. EMPLOYEE STOCK PLANS
In connection with the Distribution of Varex, on January 28, 2017, outstanding equity awards for current and former employees of the Company were modified using a conversion ratio designed to preserve the intrinsic value of these awards immediately prior to the Distribution. The modification of the Company's equity awards did not result in any additional fair value of the awards immediately before and after the modification, therefore no additional share-based compensation expense was required. The modification also did not change the original vesting terms of the equity awards immediately prior to the Distribution. The outstanding equity awards for the Company employees who were part of Varex were cancelled on January 27, 2017, and no new Company equity awards were granted to these employees.
The table below summarizes the net share-based compensation expense recognized for employee stock awards and for the option component of the employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of revenues - Product	$0.7	$0.7	$2.3	$2.4
Cost of revenues - Service	1.0	1.2	3.1	3.1
Research and development	1.3	1.4	3.9	4.0
Selling, general and administrative	6.1	7.4	21.4	22.1
Total share-based compensation expense	$9.1	$10.7	$30.7	$31.6
Income tax benefit for share-based compensation	$(2.7)	$(3.3)	$(9.1)	$(9.6)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Employee Stock Option Plans
Expected term (in years)	3.99	4.13	3.99	4.13
Risk-free interest rate	1.6%	1.2%	1.7%	1.1%
Expected volatility	17.6%	20.5%	21.3%	20.1%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$15.93	$15.29	$16.11	$13.71

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	1.0%	0.4%	0.7%	0.3%
Expected volatility	18.2%	18.3%	20.3%	17.6%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$18.42	$16.60	$18.92	$16.09

A summary of share-based awards available for grant is as follows:

(In millions)	Shares Available for Grant
Balance at September 30, 2016	4.6
Granted	(1.7)
Cancelled or expired	0.3
Adjustment due to Distribution	(0.6)
Balance at June 30, 2017	2.6

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2016	2.6	$74.69
Granted	0.6	82.09
Adjustment due to Distribution	0.3	70.15
Cancelled or expired	(0.4)	69.86
Exercised	(0.6)	65.82
Balance at June 30, 2017	2.5	$73.23	4.8	$75.4

Exercisable at June 30, 2017	1.3	$70.16	3.7	$43.3

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $103.19 as of June 30, 2017, the last trading date of the third quarter of fiscal year 2017, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of June 30, 2017, there was $11.9 million of total unrecognized compensation expense related to stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 30, 2016	1.0	$73.10
Granted	0.4	81.32
Adjustment due to Distribution	0.1	74.18
Vested	(0.4)	72.72
Cancelled or expired	(0.2)	72.68
Balance at June 30, 2017	0.9	$76.75
As of June 30, 2017, unrecognized compensation expense totaling $37.9 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.9 years.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net earnings from continuing operations	$90.6	$81.9	$174.4	$231.0
Less: Net earnings (loss) from continuing operations attributable to noncontrolling interests	0.2	(0.1)	0.6	(0.1)
Net earnings from continuing operations attributable to Varian	$90.4	$82.0	$173.8	$231.1

Net earnings (loss) from discontinued operations	$—	$17.0	$(6.8)	$53.9
Less: Net earnings from discontinued operations attributable to noncontrolling interests	—	0.2	0.1	0.2
Net earnings (loss) from discontinued operations attributable to Varian	—	16.8	(6.9)	53.7
Net earnings attributable to Varian	$90.4	$98.8	$166.9	$284.8

Weighted average shares outstanding - basic	91.7	94.9	92.7	96.0
Dilutive effect of potential common shares	0.7	0.5	0.8	0.5
Weighted average shares outstanding - diluted	92.4	95.4	93.5	96.5

Net earnings (loss) per share attributable to Varian - basic
Continuing operations	$0.99	$0.86	$1.88	$2.41
Discontinued operations	—	0.18	(0.08)	0.56
Net earnings per share - basic	$0.99	$1.04	$1.80	$2.97

Net earnings (loss) per share attributable to Varian - diluted
Continuing operations	$0.98	$0.86	$1.86	$2.39
Discontinued operations	—	0.18	(0.07)	0.56
Net earnings per share - diluted	$0.98	$1.04	$1.79	$2.95
Anti-dilutive employee share-based awards, excluded	0.1	2.0	0.5	2.0

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

15. VPT LOANS
The following table lists the Company's carrying value of outstanding loans and commitments for funding development and construction of various proton therapy centers:

	June 30, 2017		September 30, 2016
(In millions)	Balance	Commitment	Balance	Commitment
Long-term notes receivable (1):
NYPC loan	$18.5	$—	$18.5	$—
MPTC loans	56.1	—	40.7	11.4
CPTC DIP loan	5.1	2.2	—	—
PI loan	3.0	—	—	—
	$82.7	$2.2	$59.2	$11.4
Available-for-sale Securities (2):
Original CPTC loans	$60.5	$—	$95.3	$1.1
DRTC securities	8.0	—	—	—
	$68.5	$—	$95.3	$1.1

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other assets at June 30, 2017 and in short-term investments at September 30, 2016 on the Company's Condensed Consolidated Balance Sheets.
Delray Radiation Therapy Center ("DRTC") Securities and Loan
In April 2017, the Company through one of its subsidiaries, purchased $8.0 million in Subordinate Bonds from the Public Finance Authority which is financing the DRTC. In addition to the purchase of the Subordinate Bonds, the Company also loaned $3.0 million to Proton International LLC ("PI") to allow PI to purchase $3.0 million in Subordinate Bonds from the Public Finance Authority. The loan to PI carries an interest rate of 8.5% per annum, and interest is paid semi-annually. The loan matures on April 30, 2022, subject to early repayment as proceeds are received by PI from the bonds purchased, and is secured by the related bonds.
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
In addition to the outstanding loan, the Company had $8.5 million and $17.4 million, as of June 30, 2017 and September 30, 2016, respectively, in accounts receivable, which includes unbilled accounts receivable, from NYPC.
Maryland Proton Therapy Center ("MPTC") Loans
In May 2015, the Company, through one of its subsidiaries, committed to loan up to $35.0 million to MPTC. A total of $12.2 million (consisting of $10.0 million principal amount and $2.2 million in accrued interest) of a previously existing loan was rolled over into the loan commitment with the remaining $22.8 million funded in two equal amounts of $11.4 million each in fiscal year 2016 and the first quarter of fiscal 2017. Varian's lending is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the loan accrues at 12%. The Company had previously entered into an agreement with MPTC to supply it with a proton system, which included a deferral of up to $25 million of equipment payments when triggered by achievement of delivery milestones under the contract. As of June 30, 2017, the Company had recorded $21.1 million as long-term notes receivable related to this deferred payment arrangement. The notes receivable carry an interest rate of 15% and are due September 30, 2018.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In addition to the outstanding loan, the Company had $7.5 million and $9.2 million, as of June 30, 2017 and September 30, 2016, respectively, in accounts receivable, net from MPTC, which includes unbilled accounts receivable.
CPTC Loans
In September 2011, ORIX and the Company, through its Swiss subsidiary, committed to loan up to $165.3 million ("Tranche A loan") to CPTC to fund the development, construction and initial operations of the Scripps Proton Therapy Center in San Diego, California. ORIX is the loan agent for this facility and, along with CPTC and Scripps, has budgetary approval authority for the Scripps Proton Therapy Center. The Company’s maximum loan commitment under the Tranche A loan was $115.3 million. In June 2014, the Company, through its Swiss subsidiary, entered into a series of agreements, pursuant to which J.P. Morgan assumed $45.0 million of the Company’s original maximum commitment of $115.3 million, reducing the Company’s maximum commitment under the Tranche A loan to $70.3 million. Pursuant to these agreements, J.P. Morgan purchased $38.1 million of the Company’s outstanding Tranche A loan at par value. Through these agreements, the Company’s Swiss subsidiary also increased its individual loan commitment by $10.0 million (“Tranche B loan”). The Tranche B loan is subordinated to the Tranche A loan in the event of default, but otherwise has the same terms as the Tranche A loan. In November 2015, ORIX, J.P. Morgan and the Company (collectively the “Lenders”) and CPTC entered into a forbearance agreement whereby the lenders agreed not to enforce their rights to principal and interest payments until April 2017, subject to CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow. In connection with the forbearance agreement the Lenders agreed to make available up to an additional $9.7 million of loan proceeds (based on their pro-rata share of the existing loan) with terms similar to the Tranche A loan for additional working capital needs; the Company's proportionate share of this commitment was $4.4 million ("Tranche C loan"). The Tranche A, Tranche B, and Tranche C loans are collectively, referred to as the “Original CPTC Loans.” No amounts are currently available for draw down under the Original CPTC Loans.
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
In March 2017, CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with the Lenders for up to $16 million of additional financing during the bankruptcy process. The Company's pro-rata share of the DIP Facility is $7.3 million. At June 30, 2017, the Company's remaining commitment under the DIP Facility is expected to be drawn down over the next 12 months. The DIP Facility carries an interest rate at the London Interbank Offer Rate (“LIBOR”) plus 9% per annum and has a senior secured position ahead of the Original CPTC Loans.
ORIX has the option to purchase the Company's share of the Original CPTC Loans at par. The Original CPTC Loans meet the definition of a debt security and therefore are accounted for as available-for-sale securities and recorded at fair value as of June 30, 2017 and September 30, 2016. The Original CPTC Loans are collateralized by all of the assets of the Scripps Proton Therapy Center, subordinated to the DIP Facility. The Original CPTC Loans mature in September 2017 and bear interest at the LIBOR plus 7.00% per annum with a minimum interest rate of 9.00% per annum. Interest only payments on the Original CPTC Loans were due monthly in arrears until January 1, 2015, at which time monthly payments based on amortization of the principal balance over a 15-year period at the above mentioned interest rate become due and payable. To date, no amortizing principal payments have been made.
In the first quarter of fiscal year 2017, the Company reserved the entire accounts receivable balance, which included unbilled accounts receivable from CPTC and recorded an allowance for doubtful accounts of $34.2 million due to the liquidity issues referred to above. The expense associated with the allowance for doubtful accounts was included in selling, general and administrative expense on the Condensed Consolidated Statements of Earnings. As of September 30, 2016, the Company had $32.6 million in accounts receivable, net from CPTC, which included unbilled accounts receivable.

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

16. SEGMENT INFORMATION
In fiscal year 2017, the Company's VPT business met the criteria of a reportable operating segment, and the Company's operations are now grouped into two reportable operating segments: Oncology Systems and VPT. The Company's former Imaging Components reportable segment was part of the Distribution of Varex and is included in discontinued operations. In the first quarter of fiscal year 2017, the Company's Ginzton Technology Center ("GTC") business, previously reflected in the "Other" category, was dissolved and absorbed primarily into the Oncology Systems and also the Company's former Imaging Components businesses and is no longer a separate business. This change did not result in any restatement of prior period financial information because GTC operating results were not material. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes selected operating results information for each reportable segment:

	Three Months Ended		Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues
Oncology Systems	$594.0	$605.4	$1,799.2	$1,779.0
Varian Particle Therapy	68.4	37.3	130.0	94.6
Total reportable segments	662.4	642.7	1,929.2	1,873.6
Other(1)	—	0.2	—	0.3
Total Company	$662.4	$642.9	$1,929.2	$1,873.9
Operating Earnings
Oncology Systems	$132.1	$131.7	$379.5	$363.2
Varian Particle Therapy	(12.4)	(12.6)	(82.5)	(36.8)
Total reportable segments	119.7	119.1	297.0	326.4
Other(1)	—	(1.7)	—	(4.2)
Unallocated corporate	(3.4)	(15.3)	(64.8)	(28.8)
Total Company	$116.3	$102.1	$232.2	$293.4

(1)	Prior to the first quarter of 2017, the GTC business was reflected in the “Other” category because the operating segment did not meet the criteria of a reportable operating segment.

17. SUBSEQUENT EVENTS
In July 2017, the Company purchased the outstanding senior debt related to the proton center in Munich, Germany for 21.5 million Euros (approximately $25 million).

In connection with the financing of the Georgia Proton Therapy Center in Atlanta, the Company committed to loan up to $16 million of which $4 million was funded in July 2017, with the balance to be funded in the first quarter of fiscal year 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of June 30, 2017, and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and nine-month periods ended June 30, 2017 and July 1, 2016 and the condensed consolidated statement of cash flows for the nine-month periods ended June 30, 2017 and July 1, 2016. These interim financial statements are the responsibility of the Company’s management.

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
August 8, 2017

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
In conjunction with the Distribution, we received $200.0 million from Varex and used those proceeds to repay a portion of our outstanding 2013 Revolving Credit Facility. At the Distribution Date, we contributed $81.3 million in cash and cash equivalents to Varex as part of the distribution and transfer of certain legal entities. In May 2017, we received $27.1 million from Varex for excess cash and cash equivalents contributed at the Distribution Date. As of June 30, 2017, the change to our stockholders' equity was primarily due to a $334.1 million reduction recorded in retained earnings as a result of the Distribution of Varex. In December 2016, we entered into a master purchase and sale agreement ("MPSA") to acquire the Medical Imaging business of PerkinElmer, Inc. for approximately $276 million. In connection with the Distribution, we assigned the MPSA and any rights and obligations thereunder to Varex.

During the nine months ended June 30, 2017, we incurred separation costs of $34.2 million relating to the separation of our Imaging Components business. There were no separation costs incurred in the third quarter of fiscal year 2017, and we do not expect to incur any future separation costs. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses. Separation costs are included in discontinued operations for all periods presented.

Overview

In fiscal year 2017, our Varian Particle Therapy ("VPT") business met the criteria of a reportable operating segment and our operations are now grouped into two reportable operating segments: Oncology Systems and VPT. In the first quarter of fiscal year 2017, our Ginzton Technology Center business, previously reflected in the "Other" category, was dissolved and absorbed primarily into Oncology Systems and also our former Imaging Components business and is no longer a separate business. This change did not result in any restatement of prior period financial information, because the impact was not material. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker

(“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
Total revenues increased 3%, gross margin percentage increased 0.2%, the effective tax rate increased by 1.2 percentage points, net earnings from continuing operations increased 11%, and net earnings from continuing operations per diluted share increased 14%, in the third quarter of fiscal year 2017, compared to the year-ago period.
Gross orders increased 5% in Oncology Systems in the third quarter of fiscal year 2017, compared to the year-ago period. Our total backlog at June 30, 2017 was 6% higher than at the end of the third quarter of fiscal year 2016.
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
The U.S. Dollar strengthened against the Euro and the Japanese Yen in the third quarter of fiscal year 2017, compared to the year-ago period, but did not have a significant impact on total revenues and Oncology Systems gross orders. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may cause variability in our financial performance.
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
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Over the last few years, we have seen a greater percentage of Oncology Systems gross orders and revenues coming from emerging markets within our international region, which typically have lower gross margins and longer installation cycles compared to developed markets. We have also seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products. We have also been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know what impact the Affordable Care Act or its potential repeal, or changes in policy resulting from the Trump administration, will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding Medicare Access and CHIP Reauthorization Act of 2015 and the Affordable Care Act, or its replacement, and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue in future fiscal years. We believe that this uncertainty could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability.
In the radiation oncology markets outside of North America, we expect the EMEA market to grow over the long-term with mixed performance across the region. In APAC, we expect China to lead longer-term regional growth, off-setting a slower

Japanese market. Latin America is currently experiencing volatility; however, our long-term outlook is cautiously optimistic. Overall, we believe the global radiation oncology market can grow over the long-term, in constant currencies, in the low to mid-single-digit range.
In May 2017, we introduced our Halcyon™ treatment system, our newest device for cancer treatment. We received a CE mark for the Halcyon system in May 2017 and FDA 510(k) clearance in June 2017.
In the third quarter of fiscal year 2017, Oncology Systems revenues decreased 2% and gross margin percentage increased by 1.9 percentage points compared to the year-ago period.
In the third quarter of fiscal year 2017, Oncology Systems gross orders increased 5%, compared to the year-ago period, primarily due to an increase in gross orders of 6% and 3% from our International and North America regions, respectively. On a constant currency basis, Oncology Systems total gross orders and international gross orders increased 5% and 8%, respectively, in the third quarter of fiscal year 2017, compared to the year-ago period.
Varian Particle Therapy. VPT develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer.
In the third quarter of fiscal year 2017, VPT revenues increased $31.1 million and gross orders increased $71.2 million compared to the year-ago period.
In January 2017, we were informed of actions taken by California Proton Treatment Center, LLC (“CPTC”) and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that it was appropriate to record a $38.3 million other-than-temporary impairment, relating to credit losses, of our CPTC loans on the Condensed Consolidated Statements of Earnings in the first quarter of fiscal year 2017. In addition, we also recorded an allowance for doubtful accounts of $37.8 million from CPTC and another proton center in the first quarter of fiscal year 2017. The expense associated with the allowance for doubtful accounts was recorded in selling, general and administrative expense on the Condensed Consolidated Statements of Earnings. In March 2017, CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with ORIX Capital Markets, LLC, J.P. Morgan and the Company for up to $16 million of additional financing during the bankruptcy process. Our pro-rata share of the DIP Facility is $7.3 million. At June 30, 2017, our remaining commitment under the DIP Facility is $2.2 million.
As of June 30, 2017, we had a total of $151.2 million carrying value of loans outstanding to VPT customers, including $65.6 million of our loans to CPTC.
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
Impairment of Investments and Notes Receivable
We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). Our available-for-sale investments consist of our CPTC loans and Delray Radiation Therapy Center securities. We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intention to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of our available-for-sale securities, which are classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans as well as underlying cash flow assumptions. In January 2017, we were informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that the CPTC loans with a carrying value of $98.1 million were other-than-temporarily impaired relating to credit losses as of December 30, 2016. As a result of this determination, the investment was written down to its estimated fair value of $60.0 million, resulting in an impairment charge of $38.3 million, which includes $0.2 million of other loan related charges, recorded in the Condensed Consolidated Statements of Earnings. See Note 4, "Fair Value" and Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements.

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
We have two reporting units with goodwill: (i) Oncology Systems and (ii) VPT. For our two reporting units, based upon the most recent annual goodwill analysis that we performed during the fourth quarter of fiscal year 2016, either step one of the impairment test was not completed based on evaluation of qualitative factors or, for those for which step one was completed, the fair value was substantially in excess of carrying value. However, significant changes in our projections about our operating results or other factors could cause us to make interim assessments of impairments in any quarter that could result in some or all of the goodwill being impaired. For our VPT reporting unit in particular, which had $50.6 million in goodwill as of June 30, 2017, our estimates as to future operating results include certain assumptions about factors that cannot be predicted with certainty, including future market conditions, revenue growth rates, and operating margins.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value. The fair value of foreign currency forward contracts is calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments. There were no transfers of assets or liabilities between fair value measurement levels during the first nine months of fiscal years 2017 and 2016.
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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2017 is the 52-week period ending September 29, 2017, and fiscal year 2016 was the 52-week period ended September 30, 2016. The fiscal quarters ended June 30, 2017 and July 1, 2016 were both 13-week periods.
Discussion of Results of Operations for the Third Quarter and First Nine Months of Fiscal Year 2017 Compared to the Third Quarter and First Nine Months of Fiscal Year 2016
Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Product	$383.4	$381.3	1%	$1,113.1	$1,110.0	—%
Service	279.0	261.6	7%	816.1	763.9	7%
Total Revenues	$662.4	$642.9	3%	$1,929.2	$1,873.9	3%
Product as a percentage of total revenues	58%	59%		58%	59%
Service as a percentage of total revenues	42%	41%		42%	41%
Total product revenues increased in the third quarter and first nine months of fiscal year 2017 due to an increase in revenues from VPT mostly offset by a decrease in revenues from Oncology Systems. Total service revenues increased in the third quarter and first nine months of fiscal year 2017 due to an increase in service revenues from Oncology Systems.

Revenues by region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	Constant Currency (1)	June 30, 2017	July 1, 2016	Percent Change	Constant Currency (1)
Americas	$352.5	$302.9	16%	16%	$987.3	$919.0	7%	7%
EMEA	171.9	205.0	(16)%	(13)%	547.0	600.9	(9)%	(6)%
APAC	138.0	135.0	2%	3%	394.9	354.0	12%	10%
Total Revenues	$662.4	$642.9	3%	4%	$1,929.2	$1,873.9	3%	4%

North America	$338.3	$286.2	18%	18%	$937.7	$864.9	8%	8%
International (2)	324.1	356.7	(9)%	(7)%	991.5	1,009.0	(2)%	(1)%
Total Revenues	$662.4	$642.9	3%	4%	$1,929.2	$1,873.9	3%	4%
North America as a percentage of total revenues	51%	44%			49%	46%
International as a percentage of total revenues	49%	56%			51%	54%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
The Americas revenues increased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, due to increases in revenues from VPT and Oncology Systems. EMEA revenues decreased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to a decrease in revenues from Oncology Systems and to a lesser extent a decrease in revenues from VPT. APAC revenues increased slightly in the third quarter, and the increase in the first nine months of fiscal year 2017, compared to the year-ago period, was due to increases in revenues from Oncology Systems and VPT.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	Constant Currency	June 30, 2017	July 1, 2016	Percent Change	Constant Currency
Product	$316.9	$346.4	(8)%	(8)%	$989.7	$1,022.1	(3)%	(3)%
Service	277.1	259.0	7%	8%	809.5	756.9	7%	7%
Total Oncology Systems Revenues	$594.0	$605.4	(2)%	(1)%	$1,799.2	$1,779.0	1%	2%
Product as a percentage of total Oncology Systems revenues	53%	57%			55%	57%
Service as a percentage of total Oncology Systems revenues	47%	43%			45%	43%
Oncology Systems revenues as a percentage of total revenues	90%	94%			93%	95%
Oncology Systems product revenues decreased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to a decrease in revenues from hardware products in the EMEA and Latin America regions. The decrease in revenues from hardware products was primarily caused by a lengthening backlog conversion cycle due to increased backlog mix from emerging markets, and customer site readiness delays in several countries.
Oncology Systems service revenues increased across all regions in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to ongoing customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	Constant Currency	June 30, 2017	July 1, 2016	Percent Change	Constant Currency
Americas	$303.2	$292.8	4%	3%	$921.0	$883.2	4%	4%
EMEA	160.0	180.5	(11)%	(8)%	502.3	544.7	(8)%	(5)%
APAC	130.8	132.1	(1)%	—%	375.9	351.1	7%	5%
Total Oncology Systems Revenues	$594.0	$605.4	(2)%	(1)%	$1,799.2	$1,779.0	1%	2%

North America	$288.8	$276.1	5%	5%	$871.3	$829.1	5%	5%
International	305.2	329.3	(7)%	(6)%	927.9	949.9	(2)%	(2)%
Total Oncology Systems Revenues	$594.0	$605.4	(2)%	(1)%	$1,799.2	$1,779.0	1%	2%
North America as a percentage of total Oncology Systems revenues	49%	45%			48%	46%
International as a percentage of total Oncology Systems revenues	51%	55%			52%	54%
Americas Oncology Systems revenues increased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to an increase in revenues from services and hardware products in North America, and to a lesser extent, an increase in revenues from software licenses in North America, partially offset by a decrease in revenues from hardware products in Latin America.
EMEA Oncology Systems revenues decreased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to a decrease in revenues from hardware products, and to a lesser extent, a decrease in revenues from software licenses, partially offset by an increase in revenues from services.
APAC Oncology Systems revenues decreased slightly in the third quarter of fiscal year 2017, compared to the year-ago period, due to a decrease in revenues from hardware products, mostly offset by increases in revenues from services and software licenses. APAC Oncology Systems revenues increased in the first nine months of fiscal year 2017, compared to the year-ago period, primarily due to an increase in revenues from services, and to a lesser extent, an increase in revenues from software licenses and hardware products.
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
Varian Particle Therapy

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Product	$66.5	$34.7	91%	$123.4	$87.6	41%
Service	1.9	2.6	(24)%	6.6	7.0	(5)%
Total Varian Particle Therapy Revenues	$68.4	$37.3	84%	$130.0	$94.6	37%
VPT revenues as a percentage of total revenues	10%	6%		7%	5%
Revenues from VPT increased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to the completion of financing for the Georgia Proton Therapy Center in June 2017, which resulted in $45.6 million of revenue recorded related to that project.

Other
Revenues from the "Other" category in the third quarter and first nine months of fiscal year 2016 were $0.2 million and $0.3 million, respectively. Revenues from the "Other" category represent revenues from our former Ginzton Technology Center business which was dissolved in the first quarter of fiscal year 2017 and is no longer a separate business.
Gross Margin

Dollars by segment	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Oncology Systems	$284.6	$278.8	2%	$831.9	$781.5	6%
Varian Particle Therapy	8.7	4.7	87%	12.4	12.6	(1)%
Gross margin	$293.3	$283.5	3%	$844.3	$794.1	6%

Percentage by segment
Oncology Systems	47.9%	46.0%		46.2%	43.9%
Varian Particle Therapy	12.7%	12.4%		9.5%	13.2%
Total Company	44.3%	44.1%		43.8%	42.4%
Total product gross margin percentage was 35.2% and 34.7% in the third quarter and first nine months of fiscal year 2017, compared to 34.2% and 31.5% for the respective year-ago periods. Total service gross margin percentage was 56.8% and 56.1% in the third quarter and first nine months of fiscal year 2017, compared to 58.5% and 58.1% for the respective year-ago periods.
Oncology Systems product gross margin percentage was 40.0% and 38.0% in the third quarter and first nine months of fiscal year 2017, compared to 36.6% and 33.3% for the respective year-ago periods. The increase in Oncology Systems product gross margin percentage in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, was due to a favorable product mix, supply chain efficiencies and medical excise tax refund.
Oncology Systems service gross margin percentage was 57.0% and 56.3% in the third quarter and first nine months of fiscal year 2017, compared to 58.6% and 58.3% in the respective year-ago periods. The decrease in service gross margin percentage in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, was primarily due to higher personnel-related costs and materials associated with operating system upgrades for our installed customer base.
VPT gross margin percentage increased slightly in the third quarter of fiscal year 2017 compared to the year-ago period. VPT gross margin percentage decreased in the first nine months of fiscal year 2017, compared to the year-ago period, primarily due to the ongoing impact of the bankruptcy at CPTC and the revision of profitability estimates caused by the weakening of the British Pound for projects in the United Kingdom during the second quarter of fiscal year 2017, partially offset by higher margins of new project revenue recognized in the third quarter of fiscal year 2017.
Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Research and development	$55.1	$51.1	8%	$158.3	$147.7	7%
Research and development as a percentage of total revenues	8%	8%		8%	8%

Research and development expenses increased $4.0 million and $10.6 million in the third quarter and first nine months of fiscal year 2017, compared to the respective year-ago periods, primarily due to increased headcount in Oncology Systems and an increase in consulting services to support new product development projects and enhancement of existing products in both Oncology Systems and VPT.

Selling, General and Administrative and Impairment Charges

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Selling, general and administrative	$121.9	$128.1	(5)%	$415.5	$350.8	18%
Impairment charges	$—	$2.2	n/m	$38.3	$2.2	n/m
Selling, general and administrative as a percentage of total revenues	18%	20%		22%	19%
Impairment charges as a percentage of total revenues	—%	—%		2%	—%
n/m = not meaningful
Selling, general and administrative expenses decreased $6.2 million in the third quarter of fiscal year 2017, compared to the year-ago period, primarily due to an $11.8 million decrease in litigation expenses primarily as a result of the settlement with Elekta in April 2017 and a $2.8 million net gain from hedging activities in the third quarter of fiscal year 2017, partially offset by a $4.1 million increase in trade show expenses, a $3.3 million increase in employee-related costs, and a $2.0 million increase in restructuring expenses.
Selling, general and administrative expenses increased $64.7 million in the first nine months of fiscal year 2017, compared to the year-ago period, primarily due to a $37.8 million allowance for doubtful accounts from CPTC and another proton center, a $18.4 million increase in employee-related costs largely due to an increase in headcount, a $6.8 million increase in trade show expenses and a $3.1 million increase in restructuring expenses, partially offset by a $4.9 million decrease in litigation expenses primarily as a result of the settlement with Elekta in April 2017.
In the first quarter of fiscal year 2017, we recorded a $38.3 million impairment charge related to our CPTC loans. As a result of this impairment charge, the fair value of the CPTC loans were written down from $98.1 million to $60.0 million. In the third quarter of fiscal year 2016, we recorded a $2.2 million impairment related to the sale of the New York Proton Center Senior First Lien loan. See Note 15, "VPT Loans" in our Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Interest income, net	$0.2	$1.6	(87)%	$2.4	$4.3	(44)%
Interest income, net of interest expense, decreased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to a decrease in interest income generated from our loans to CPTC.
Taxes on Earnings

	Three Months Ended			Nine Months Ended
	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Effective tax rate	22.2%	21.0%	1.2%	25.6%	22.4%	3.2%
Our effective tax rate increased in the third quarter of fiscal year 2017, compared to the year ago period, primarily due to a shift in the geographic mix of earnings. Our effective tax rate increased in the first nine months of fiscal year 2017, compared to the year ago period, primarily due to the impairment of the CPTC loans, which was made by one of our Swiss subsidiaries, which has a low tax rate, and a large portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of our German subsidiaries, which has a full valuation allowance.
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
Discontinued Operations
The following table summarizes the key components of net (loss) earnings from discontinued operations:

	Three Months Ended (1)	Nine Months Ended
(In millions)	July 1, 2016	June 30, 2017	July 1, 2016
Revenues	$146.5	$194.0	$431.4
Cost of revenues	83.6	117.3	252.2
Gross margin	62.9	76.7	179.2
Operating expenses (2)	34.5	76.1	91.5
Operating earnings	28.4	0.6	87.7
Taxes on earnings	11.4	7.4	33.8
Net (loss) earnings from discontinued operations	$17.0	$(6.8)	$53.9

(1)	There was no activity in net (loss) earnings from discontinued operations during the three months ended June 30, 2017.

(2)
Operating expenses from discontinued operations included separation costs of $34.2 million during the first nine months of fiscal year 2017 and $5.4 million during the third quarter and first nine months of fiscal year 2016. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.

Diluted Net Earnings Per Share

	Three Months Ended			Nine Months Ended
	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Diluted net earnings per share - continuing operations	$0.98	$0.86	14%	$1.86	$2.39	(22)%
Diluted net earnings per share - discontinued operations	—	0.18	n/m	(0.07)	0.56	n/m
Total - Diluted net earnings per share	$0.98	$1.04	(5)%	$1.79	$2.95	(39)%
n/m = not meaningful
Diluted net earnings per share from continuing operations increased in the third quarter of fiscal year 2017, compared to the year ago period, primarily due to an increase in operating earnings and a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.
Diluted net earnings per share from continuing operations decreased in the first nine months of fiscal year 2017, compared to the year-ago period, primarily due to the impairment charge of the CPTC loans, the expense associated with the allowance for doubtful accounts from CPTC, partially offset by a reduction in the number of diluted shares of common stock outstanding due to stock repurchases.

Gross Orders

Total Gross Orders (by segment)	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	June 30, 2017	July 1, 2016	Percent Change
Oncology Systems	$707.7	$675.9	5%	$1,941.5	$1,826.6	6%
Varian Particle Therapy	122.6	51.4	139%	154.9	66.0	135%
Other	—	—	—%	—	0.4	n/m
Total Gross Orders	$830.3	$727.3	14%	$2,096.4	$1,893.0	11%
n/m = not meaningful
Gross orders are defined as the sum of new orders recorded during the period adjusted for any revisions to existing orders during the period. New orders are recorded for the total contractual amount, excluding certain pass-through items, once a written agreement for the delivery of goods or provision of services is in place and, other than VPT, when shipment of the product is expected to occur within two years, so long as any contingencies are deemed perfunctory. For our VPT business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are deemed perfunctory. However, we will not record VPT orders if there are major financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending. We perform a quarterly review to verify that outstanding orders remain valid. If an order is no longer expected to be converted to revenue, we record a backlog adjustment which reduces backlog but does not impact gross orders for the period.
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
Oncology Systems Gross Orders

Gross Orders by region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 30, 2017	July 1, 2016	Percent Change	Constant Currency	June 30, 2017	July 1, 2016	Percent Change	Constant Currency
Americas	$351.0	$341.0	3%	3%	$990.0	$955.5	4%	3%
EMEA	206.0	201.1	2%	5%	557.4	530.3	5%	8%
APAC	150.7	133.8	13%	13%	394.1	340.8	16%	14%
Total Oncology Systems Gross Orders	$707.7	$675.9	5%	5%	$1,941.5	$1,826.6	6%	7%

North America	$333.2	$323.0	3%	3%	$930.4	$892.6	4%	4%
International	374.5	352.9	6%	8%	1,011.1	934.0	8%	9%
Total Oncology Systems Gross Orders	$707.7	$675.9	5%	5%	$1,941.5	$1,826.6	6%	7%
The Americas Oncology Systems gross orders increased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to an increase in gross orders for services, and to a lesser extent, an increase in gross orders for software licenses in North America, partially offset by a decrease in gross orders for hardware products in North America.
EMEA Oncology Systems gross orders increased in the third quarter of fiscal year 2017, compared to the year-ago period, primarily due to increases in gross orders for software licenses and services, partially offset by a decrease in gross orders for hardware products. EMEA Oncology Systems gross orders increased in the first nine months of fiscal year 2017, compared to the year-ago period, primarily due to an increase in gross orders for hardware products and, to a lesser extent, an increase in gross orders for services, partially offset by a decrease in gross orders for software licenses.
APAC Oncology Systems gross orders increased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to an increase in gross orders for hardware products and, to a lesser extent, increases in gross orders for services and software licenses.
The trailing 12 months' growth in gross orders for Oncology Systems at the end of the third quarter of fiscal year 2017 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 months ended
	June 30, 2017	March 31, 2017	December 30, 2016	September 30, 2016
Americas	4%	5%	4%	4%
EMEA	(3)%	(4)%	(2)%	(6)%
APAC	13%	15%	13%	5%
North America	2%	5%	6%	5%
International	5%	3%	3%	(2)%
Total Oncology Systems Gross Orders	3%	4%	4%	1%
Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations. In recent years, the percentage of domestic gross orders has increased, but we expect in the long-term international gross orders, specifically from emerging markets, will grow as a percentage of overall orders. Oncology Systems gross orders are affected by foreign currency fluctuations which could impact the demand for our products. In addition, government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.
Varian Particle Therapy Gross Orders
VPT gross orders increased in the third quarter and first nine months of fiscal year 2017, compared to the year-ago periods, primarily due to the booking of the Georgia Proton Therapy Center order in June 2017.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog also includes a small portion of billed service contracts that are included in deferred revenue. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at June 30, 2017 was $3.3 billion, which includes approximately $297 million in VPT backlog, increased 6% over the backlog at July 1, 2016. Our Oncology Systems backlog at June 30, 2017 was 7% higher than the backlog at July 1, 2016, which reflected an increase of 7% for both the North America and international regions, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to be converted to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled $48.6 million and $117.3 million in the third quarter and first nine months of fiscal years 2017, compared to $51.4 million and $146.4 million, in the respective year-ago periods.
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

In January 2017, in conjunction with the Distribution of Varex, we received $200.0 million from Varex and used those proceeds to repay a portion of our outstanding 2013 Revolving Credit Facility. At the Distribution Date, we contributed $81.3 million in cash and cash equivalents to Varex as part of the distribution and transfer of certain legal entities. In May 2017, we received $27.1 million from Varex for excess cash and cash equivalents contributed at the Distribution Date.
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	June 30, 2017	September 30, 2016	Decrease
Cash and cash equivalents in continuing operations	$658.2	$811.4	$(153.2)
Cash and cash equivalents in discontinued operations	1.8	32.1	(30.3)
Total cash and cash equivalents.	$660.0	$843.5	$(183.5)
The decrease in cash and cash equivalents in the first nine months of fiscal year 2017 was primarily due to debt repayments, net of borrowings, of $299.5 million under our credit facility agreements, $269.1 million of cash used for the repurchase of shares of VMS common stock, $54.2 million in cash and cash equivalents contributed to Varex, and $40.4 million used for purchases of property, plant, and equipment, partially offset by $269.4 million of cash provided by operating activities, $200.0 million in cash received from Varex and $56.7 million in proceeds from the issuance of common stock to employees.
At June 30, 2017, we had approximately $11 million, or 2%, of cash and cash equivalents in the United States. Approximately $647 million, or 98%, of cash and cash equivalents was held abroad and a portion of this amount could be subject to additional taxation if it were repatriated to the United States. As of June 30, 2017, most of our cash and cash equivalents that was held abroad was in U.S. Dollars and was primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Nine Months Ended
(In millions)	June 30, 2017	July 1, 2016
Net cash flow provided by (used in):
Operating activities	$269.4	$204.3
Investing activities	(78.9)	(60.4)
Financing activities	(375.7)	(148.9)
Effects of exchange rate changes on cash and cash equivalents	1.7	(4.6)
Net decrease in cash and cash equivalents	$(183.5)	$(9.6)
Our primary cash inflows and outflows for the first nine months of fiscal year 2017, as compared to the first nine months of fiscal year 2016, were as follows:

•
In the first nine months of fiscal year 2017, we generated net cash from operating activities of $269.4 million compared to $204.3 million in the first nine months of fiscal year 2016. The $65.1 million increase in net cash from operating activities was driven by a $125.3 million increase resulting from a lower use of cash in operating assets and liabilities and a $57.1 million increase from non-cash items, partially offset by a $117.3 million decrease in net earnings.

•	The major contributors to the net change in operating assets and liabilities in the first nine months of fiscal year 2017 were as follows:

◦	Prepaid and other assets increased $47.0 million primarily due to an increase in prepaid income taxes and prepaid compensation.

◦
Inventory increased $23.6 million primarily due an increase in inventories from Oncology Systems due to lower machine shipments in the third quarter and preparation for seasonally higher shipments in the fourth quarter, partially offset by a decrease in inventory from VPT due to the recording of revenue for the Georgia Proton Therapy Center project.

◦	Accounts receivable decreased $10.9 million primarily due to increased collections in Oncology Systems, partially offset by unbilled receivables associated with additional projects booked in VPT.

◦
Deferred revenues increased $32.1 million primarily due to increases in advances from customers and billings for services in Oncology System, partially offset by the recognition of revenue related to the Georgia Proton Therapy Center project.

◦	Accrued liabilities and other long-term liabilities decreased $28.8 million primarily due to payments for income taxes, accrued compensation accruals and separation costs and litigation costs.
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

•
In the first nine months of fiscal year 2017, cash used for investing activities was $78.9 million, compared to cash used of $60.4 million in the first nine months of fiscal year 2016. The increase in cash used in the first nine months of fiscal year 2017, compared to the year-ago period, was primarily driven by a $7.9 million increase in the issuance of notes receivable, $7.2 million increase in investments in a privately-held companies, $6.6 million increase in the purchase of available-for-sale investments, and $8.6 million and $8.3 million in cash received in the first nine months of fiscal year 2016 from the sale of available-for-sale securities and the sale of a notes receivable, respectively, partially offset by a $20.6 million decrease in cash used for the purchase of property, plant and equipment.

•
In the first nine months of fiscal year 2017, cash used in financing activities was $375.7 million compared to $148.9 million used in the first nine months of fiscal year 2016, primarily due to debt repayments, net of borrowings of $299.5 million in the first nine months of fiscal year 2017, compared to $202.5 million in borrowings, net of debt repayments, in the first nine months of fiscal year 2016 under our credit facility agreements and $54.2 million in cash and cash equivalents contributed to Varex, partially offset by $200.0 million cash received from Varex and a decrease of $105.1 million in cash used for the repurchase of VMS common stock.

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

The following table summarizes our short-term and long-term debt:

	June 30, 2017		September 30, 2016
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term debt:
Current maturities of 2013 Term Loan Facility	$50.0	2.23%	$50.0	1.65%
2013 Revolving Credit Facility	38.0	2.47%	300.0	1.91%
Sumitomo Credit Facility	26.7	0.53%	29.6	0.53%
Debt issuance costs	(0.6)		(0.6)
Total short-term debt	$114.1		$379.0

Long-term debt:
2013 Term Loan Facility	$250.0	2.23%	$287.5	1.65%
Debt issuance costs	(0.1)		(0.6)
Total long-term debt	$249.9		$286.9
See Note 7, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for further information regarding the 2013 Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings (excluding current maturities of long-term debt):

(Dollars in millions)	Third Quarter of Fiscal Year 2017
Amount outstanding (at end of period)	$64.7
Weighted average interest rate (at end of period)	1.67%
Average amount outstanding (during period)	$175.9
Weighted average interest rate (during period)	2.01%
Maximum month-end amount outstanding during period	$216.9
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
Total debt as a percentage of total capital decreased to 20.9% at June 30, 2017 from 35.4% at September 30, 2016 primarily due to decreased borrowings under our 2013 Credit Facility. The ratio of current assets to current liabilities increased to 1.61 to 1 at June 30, 2017 from 1.48 to 1 at September 30, 2016.
Days Sales Outstanding
Our Oncology Systems trade accounts receivable days sales outstanding (“DSO”) decreased to 91 days at June 30, 2017 compared to 98 days at July 1, 2016. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. VPT's DSO is not meaningful because it is highly variable. As of June 30, 2017, approximately 3% of our net accounts receivable balance was related to customer contracts with remaining terms of more than one year.

Share Repurchase Program
We repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Number of shares	0.5	1.5	3.0	4.7
Average repurchase price per share	$93.45	$83.68	$89.68	$80.48
Total cost	$46.8	$125.5	$269.1	$374.2

In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of June 30, 2017, approximately 5.5 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. We repurchased approximately 0.5 million shares of VMS common stock in the three months ended December 30, 2016, under the November 2015 authorization, which expired on December 31, 2016.
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
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions (including interest and penalties) and may also include other long-term tax liabilities. As of June 30, 2017, our liability for uncertain tax positions was $46.1 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the future payments related to uncertain tax positions; we believe that existing cash and cash equivalents and cash to be generated from operations and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions.
As of June 30, 2017, we had accrued liabilities of $6.2 million for environmental remediation. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined. See Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for further information.
As of June 30, 2017, we have a remaining commitment of $2.2 million on our CPTC Loans. See Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements for further information.
Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2016 Annual Report.
Subsequent Events
In July 2017, we purchased the outstanding senior debt related to the proton center in Munich, Germany for 21.5 million Euros (approximately $25 million).

In connection with the financing of the Georgia Proton Therapy Center in Atlanta, we committed to loan up to $16 million of which $4 million was funded in July 2017, with the balance to be funded in the first quarter of fiscal year 2018.

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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 30, 2017, VMS has not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and CPTC, the obligor under the loan facility in which we are participating to finance the construction and start-up operations of the Scripps Proton Therapy Center. In January 2017, we were informed of actions taken by CPTC and the loan agent, including CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and our analysis that these actions would likely lead to insolvency or bankruptcy proceedings at CPTC, we determined that it was appropriate to record a $38.3 million other-than-temporary impairment due to credit losses associated with the CPTC loans on the Condensed Consolidated Statements of Earnings in the first quarter of fiscal year 2017. As a result of this impairment, the CPTC loans were written down to their estimated fair value of $60.0 million and reclassified from short-term investments to other assets on the Company's Condensed Consolidated Balance Sheet because we do not expect to collect or sell all or a portion of the loans in the next twelve months. In March 2017, CPTC filed for bankruptcy and concurrently entered into a DIP Facility with ORIX Capital Markets, LLC, J.P. Morgan and the Company for up to $16 million of additional financing during the bankruptcy process. Our pro-rata share of the DIP Facility is $7.3 million. At June 30, 2017, our remaining commitment under the DIP Facility is $2.2 million.
Financing receivables primarily include notes receivable from Proton International LLC, New York Proton Center and Maryland Proton Therapy Center of $3.0 million, $18.5 million and $56.1 million, respectively.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of June 30, 2017 were $316.7 million and $61.4 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of June 30, 2017. The principal amount of cash and cash equivalents in continuing operations at June 30, 2017 totaled $658.2 million with a weighted average interest rate of 0.28%. At June 30, 2017, our available-for-sale investments consist of loans of $60.5 million (including accrued interest) to CPTC and available-for-sale securities of $8.0 million in subordinated bonds with a fixed interest rate to finance the DRTC. CPTC bears interest at the London Interbank Offer Rate (“LIBOR”) plus 7.00% per annum with a minimum interest rate of 9.00% per annum. The Original CPTC loans are carried at fair value.
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
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our 2013 Term Loan Facility and 2013 Revolving Credit Facility. As of June 30, 2017, borrowings under the 2013 Term Loan Facility totaled $300.0 million with a weighted average interest rate of 2.23% and borrowings under our 2013 Revolving Credit

Facility totaled $38.0 million with a weighted average interest rate of 2.47%. If the amount outstanding under the 2013 Credit Facility remained at this level as for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by approximately $3 million. See Note 7, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2013 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3.0 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 30, 2017, the outstanding balance under the Sumitomo Credit Facility was $26.7 million, with a weighted average interest rate of 0.53%.
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio and borrowings, but may consider the use of derivative instruments in the future.
The fair value of our loans to CPTC was $60.5 million at June 30, 2017, which was estimated based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loan to CPTC. In the first quarter of fiscal year 2017, we impaired our loans to CPTC and accordingly, we decreased the fair value of our loans to CPTC by $38.1 million. See Note 4, "Fair Value" and Note 15, "VPT Loans" of the Notes to the Condensed Consolidated Financial Statements. In addition, we do not increase the fair value above its par value as ORIX, the loan agent, has the option to purchase these loans from us under the original terms and conditions at par value. The CPTC loans are classified as Level 3 in the fair value hierarchy.
The estimated fair value of our term loan payable in fiscal year 2018, at June 30, 2017, approximated its carrying value because the term loan is carried at a market observable interest rate that resets periodically.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 9, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.

Item 1A. Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q and in our 2016 Annual Report on Form 10-K should be carefully considered. Although the risk factors described below are the ones management deems significant, additional risks and uncertainties not presently known to us or that we presently deem less significant may also adversely affect our business operations. If any of the following risks or additional risks occur, our business, operating results and financial condition could be adversely affected.

RISKS RELATING TO OUR BUSINESSES
Our performance depends on the successful improvements to our existing products and commercialization of new products.
The markets in which we operate are characterized by rapid change and technological innovation. Our performance depends on the successful commercialization of new products that reflect and respond to changes in the marketplace, technology and customer demands.
Our Oncology Systems products often have long development and government approval cycles, are technologically complex and must demonstrate high performance to remain competitive.
Our software products compete in markets characterized by rapid technological advances, changing delivery models, evolving standards and frequent new product introductions and enhancements. We are expanding our software product lines and investing in the development of cloud and software-as-a-service (“SaaS”) solutions. The development and introduction of new software platforms and software delivery models, as well as different business models, is complex with many technology, regulatory and legal hurdles. We cannot assure you we can successfully develop and implement such platforms or models or that our customers will accept them.
Our Particle Therapy products require capital commitment, planning, design, development and testing, as well as involvement of senior management. Because of the large footprint and high price of many proton therapy systems there is increasing demand for the development of smaller, more compact proton therapy systems. Other companies currently offer smaller, less expensive proton therapy systems, and our competitiveness will depend on our ability to timely develop new technologies to reduce the size and price of our system or provide additional features and functionality that our competitors do not.
We may need to spend more time and money than anticipated to develop and introduce new products or product enhancements. We may not be able to recover all or a meaningful part of our investment. New products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete, which could adversely impact our revenues and operating results. In addition, certain costs, including installation and warranty costs, associated with new products may be disproportionately greater than the costs associated with other products, and if we are unable to lower these costs over time, our operating results could be adversely affected.
Our ability to successfully develop and introduce new products and product enhancements depends on our ability to:

•	properly identify and respond to customer needs;

•	demonstrate the value proposition of new products;

•	limit the time required from proof of feasibility to routine production;

•	timely and efficiently comply with internal quality assurance systems and processes;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns or shortages caused by phase-in of new products and phase-out of old products;

•	price our products competitively and profitably;

•
manufacture, deliver and install our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products; and

•	and manage customer demands for new and old products, and optimize complementary product lines and services.
Furthermore, we cannot be sure that we will be able to successfully commercialize new products because commercialization involves compliance with complex quality assurance processes, including the Quality System Regulation (“QSR”) of the FDA. Failure to complete these processes on a timely and efficient basis could result in delays that could affect our ability to attract or retain customers, or could cause customers to delay or cancel orders.
A portion of a product’s revenue is generally tied to installation and acceptance of the product and our recognition of revenue associated with new products may be deferred where it takes longer to manufacture or install the new products. Customers may also decide not to upgrade their equipment, or customers may delay delivery of some of our more sophisticated products because of the longer preparation and renovation of treatment rooms required.
We compete in highly competitive markets, and we may lose market share to companies with greater resources or more effective technologies, or be forced to reduce our prices.
The markets for cancer treatment are characterized by rapidly evolving technology, intense competition and pricing pressure. In radiotherapy and radiosurgery markets, we compete primarily with Elekta AB and Accuray Incorporated. In addition, our software products compete with the product offerings of a variety of companies, such as Philips Medical Systems, RaySearch Laboratories AB and Brainlab AG.
New competitors may enter our markets and have already entered new markets such as radiosurgery, VMAT and proton therapy. Established enterprise software developers with greater software development capability may enter the markets for cancer treatment software. Some of these competitors may have greater financial, marketing and other development resources than we have. To compete successfully, we must provide technically superior, proven products that deliver more precise, cost-effective, high quality clinical capabilities, in a complete package of products and services, and do so ahead of our competitors.
As our Oncology Systems products are generally sold on a basis of total value to the customer, our business may suffer when purchase decisions are based solely upon price, which can happen if hospitals and clinics give purchasing decision authority to group purchasing organizations. New competitors may also delay the purchasing decisions of customers as they evaluate the products of these competitors along with ours, potentially extending our sales cycle and adversely affecting our gross orders and revenues.
The shift in the proportion of sales outside the United States towards emerging market countries, which typically purchase less complex, lower-priced products compared to more developed countries, and which usually have stiffer price competition and longer periods from placement of orders to revenue recognition, could also adversely impact our results of operations.
The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our primary competitor in the proton therapy market is Ion Beam Applications S.A. Our ability to compete successfully depends, in part, on our ability to lower our product costs, and develop and provide technically superior, proven products that deliver precise, cost-effective, high quality capabilities.
Large amounts of resources are being invested in the research and development of new therapies for cancer. The successful development of alternative therapies for cancer, including, for example, immunotherapy, increased efficacy information about new therapies or existing products, pricing decisions by competitors and the rate of market penetration by competitive products may render our products obsolete, result in lost market share for us, reduced utilization of our products, lower prices, and reduced product sales.
The timing of our competitors’ introduction of products into the market could affect the market acceptance and market share of our products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, a marketing advantage over our mainstream cancer treatment products. Also, some of our competitors may not be subject to the same standards, regulatory and/or other legal requirements that we are subject to, and therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales. In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength, which could enable them to compete more aggressively. Our competitors could also acquire some of our suppliers or distributors, which could disrupt supply or distribution arrangements and result in less predictable and reduced revenues in our businesses.
The interoperability of radiation oncology treatment products is becoming increasingly important, and sales of our products could fall if we fail to establish interoperability.
As radiation oncology treatment becomes more complex, our customers are increasingly focusing on ease-of-use and interconnectivity. We have directed substantial product development efforts into (1) increasing the interconnectivity of our products for more seamless operation within a system, (2) making our software products easier to use and (3) reducing setup and treatment times to increase patient throughput. Our equipment and software are highly sophisticated and a high level of training and education is required to use them safely and effectively. The requirements are made even more important because they work together within integrated environments.
We have emphasized an “open systems” approach that allows customers to “mix and match” our individual products, incorporate products from other manufacturers, share information with other systems or products and use the equipment for offering various methods of radiation and chemotherapy treatment. We have done this based on our belief that such interconnectivity will increase the acceptance and adoption of IMRT, IGRT and VMAT and will stimulate demand for our products. There are competitive “closed-ended” dedicated-use systems that place simplicity of use ahead of flexibility. If we have misjudged the importance to our customers of maintaining an “open systems” approach, or if we are unsuccessful in our efforts to increase interconnectivity, enhance ease-of-use and reduce setup and treatment times, our revenues could suffer. Obtaining and maintaining interoperability and compatibility can be costly and time-consuming. While we try to use standard published protocols for communication with widely-used oncology products manufactured by other companies, if we cannot do this, we may need to develop individual interfaces so that our products communicate correctly with other products.
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
When we modify our products to make them interoperable or compatible with third-party products, we may be required to obtain additional regulatory clearances. This process is costly and could delay our ability to release our products for commercial use. It is also possible that, despite our efforts, we may not be able to make our products interoperable or compatible with widely used third-party products or may only be able to do so at a prohibitive expense, making our products less attractive to our customers.
Disruption of critical information systems or material security breaches in our products may adversely affect our business and customer relations.
Information technology helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. There is an increasing threat of information security attacks that pose risk to companies, including Varian. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. Such security breaches could expose us to a risk of loss of information, litigation and possible liability to employees, customers and regulatory authorities. If our data management systems do not effectively collect, secure, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired. Any such impairment could materially and adversely affect our financial condition and results of operations, and the timeliness with which we report our operating results internally and externally.
We manufacture and sell hardware products that rely upon software systems to operate properly and software that deliver treatment instructions and store confidential patient information. Both types of products often are connected to and reside within our customers' information technology infrastructures. While we have implemented security measures to protect our hardware and software products from unauthorized access, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target. Additionally, we are developing and offering cloud and SaaS software products which reside upon and are hosted by third-party providers. A security breach, whether of our products, of our customers’ network security and systems or of third-party hosting services could disrupt treatments occurring on our products, disrupt access to our customers' stored information, such as patient treatment delivery instructions, and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.
If we were to experience a significant security breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to customers and counter-parties could be material. We currently self-insure for cybersecurity liability. If we seek to obtain third party insurance coverage for cybersecurity liability in the future, our insurance coverage may be inadequate, expensive and/or not be available on acceptable terms or in sufficient amounts, if at all.
We may offer extended payment terms to certain customers, which could adversely affect our financial results.
We offer longer or extended payment terms for qualified customers in our particle therapy business as well as our other businesses. As of June 30, 2017, customer contracts with remaining terms of more than one year amounted to approximately 3% of our net accounts receivable balance.
While we qualify customers to whom we offer longer or extended payment terms, their financial positions may change adversely over the longer payment term. Many of the customers where we offer such longer or extended payment terms are located in under-developed legal systems for securing debt and enforcing collection of debt. Concerns over economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, longer or extended payment terms decrease our cash flow from operations and could impact the timing of our revenue recognition.
Economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.
Our international revenues accounted for 57%, 54%, and 57% of our total revenues during fiscal years 2016, 2015 and 2014, respectively. Correspondingly, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend resources in doing so. We cannot assure you that we will be able to recover these investments in international markets.

Our results of operation could be adversely affected by a variety of factors, including:

•	the lower sales prices and gross margins usually associated with sales of our products in international regions, and in emerging markets in particular;

•	the longer payment cycles associated with many foreign customers;

•	the typically longer periods from placement of orders to revenue recognition in certain emerging markets;

•	currency fluctuations;

•	difficulties in interpreting or enforcing agreements and collecting receivables through many foreign country’s legal systems;

•	unstable regional political and economic conditions or changes in restrictions on trade between the United States and other countries;

•	changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the initiation by United Kingdom to exit the European Union (“Brexit”);

•	the imposition by governments of additional taxes, tariffs, global economic sanctions programs or other restrictions on foreign trade;

•	any inability to obtain required export or import licenses or approvals;

•	any inability to comply with export laws and requirements, which may result in civil or criminal penalties and restrictions on exportation;

•	failure to obtain proper business licenses or other documentation, or to otherwise comply with local laws and requirements to conduct business in a foreign jurisdiction; and

•	the possibility that it may be more difficult to protect our intellectual property in foreign countries.
Most of our cash and cash equivalents are held abroad. If these funds are repatriated to the United States, we could be subject to additional taxation.
As of June 30, 2017, approximately 98% of our cash and cash equivalents was held abroad. If these funds were repatriated to the United States, a portion of this amount could be subject to additional taxation and our overall tax rate and our results of operations could suffer.
Our effective tax rate is impacted by tax laws in both the United States and in the countries in which our international subsidiaries do business. Earnings from our international regions are generally taxed at rates lower than U.S. rates. A change in the percentage of our total earnings from outside the United States, a change in the mix of our earnings in particular international tax jurisdictions, or a change in currency exchange rates, could cause our effective tax rate to increase or decrease. Also, we are not currently taxed in the United States on certain undistributed earnings of certain foreign subsidiaries. These earnings could become subject to incremental foreign withholding or United States federal and state taxes if they are remitted, or deemed to be remitted, to the United States, in which case our financial results would be adversely affected. In addition, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or rates, changes in the interpretation of tax laws or other changes beyond our control could adversely affect our financial position and results of operations.
Changes in foreign currency exchange rates may impact our results.
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
In addition, our hedging program is designed to hedge currency movements on a relatively short-term basis, typically up to the next twelve-month period. Therefore, we are exposed to currency fluctuations over a longer term. Long-term movements in foreign currency exchange rates can also affect the competitiveness of our products in the local currencies of our international customers. A substantial portion of our international sales are priced in local currencies, although our cost structure is weighted towards the U.S. Dollar. Therefore, the strengthening of the U.S. Dollar may adversely affect our competitiveness and financial results, as our foreign competitors may have cost structures based in other currencies and they may be more competitive when the U.S. Dollar strengthens against those currencies.
Changes in monetary or other policies here and abroad, including as a result of economic and or political instability, or in reaction thereto, would also likely affect foreign currency exchange rates. Furthermore, if one or more European countries were to replace the Euro with another currency, our sales into these countries, or into Europe generally, would likely be adversely affected until stable exchange rates are established.

We are subject to certain risks related to the separation of our former imaging components business into Varex Imaging Corporation.
On January 28, 2017, we completed the separation of our former Imaging Components business through the distribution of 100% of the outstanding common stock of Varex Imaging Corporation (“Varex”) to our stockholders. Following the separation, Varex is the sole source of supply of X-ray tubes, flat panels and detector components used in certain of our products, such as our On-Board Imager.
In connection with the separation, we entered into several agreements with Varex providing for transition and other services to Varex for a period of time following the separation. Performing our obligations under these agreements will require significant time and attention from many of our employees, which could adversely affect our business and results of operations. We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the separation. Following the separation, Varian is a smaller, less diversified company with a narrower business focus and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations and lead to increased volatility in the price of our common stock.
We obtained an opinion of outside counsel to the effect that the separation will qualify as a transaction that is generally tax-free to both Varian and its stockholders for United States federal income tax purposes under Sections 355 and 368(a)(1)(D) of the United States Internal Revenue Code of 1986, as amended. An opinion of outside counsel represents their legal judgment but is not binding on the Internal Revenue Service (the “IRS”) or any court. Accordingly, there can be no assurance that the IRS will not challenge the conclusions reflected in the opinion or that a court would not sustain such a challenge.
Unfavorable results of legal proceedings could adversely affect our financial results.
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, including product liability claims and intellectual property claims. Legal proceedings are often lengthy, taking place over a period of years before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations.
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
Consolidation among our oncology systems customers could adversely affect our sales of oncology products.
We have seen and may continue to see some consolidation among our customers in our Oncology Systems business, as hospitals and clinics combine through mergers and acquisitions, and as they join group purchasing organizations or affiliated enterprises. In addition, we have seen and may continue to see integration of equipment and information systems among hospitals as they consolidate their networks. As customers consolidate and/or integrate, the volume of product sales to these customers might decrease. Alternatively, order size may increase, as what were previously more than one customer combine orders as one entity, or as groups of organizations combine their purchases. If orders increase in size and require more customer approvals, the purchasing cycle for our Oncology Systems products could lengthen. Both increased order size and extended purchasing cycles could cause our gross orders to be more volatile and less predictable. In addition, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and the possibility of bundled reimbursement payments. Group purchasing organizations often focus on pricing as the determinant in making purchase decisions. A reduction in pricing could negatively impact gross orders, future revenues and gross margins.

Our business will suffer if we are unable to provide the significant education and training required for the healthcare market to accept our products.
In order to achieve market acceptance for our radiation therapy products, we often need to educate physicians about the use of treatment procedures such as IMRT, IGRT, VMAT, SRS, SBRT or proton therapy, overcome physician objections to some of the effects of the product or its related treatment regimen, convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs and help train qualified physicists in the skilled use of the product. For example, the complex and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of and practices associated with IMRT and IGRT. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have devoted and will continue to devote significant resources on marketing and educational efforts to create awareness of IMRT, IGRT, VMAT radiotherapy, SRS, SBRT and proton therapy, to encourage the acceptance and adoption of our products for these technologies and to promote the safe and effective use of our products in compliance with their operating procedures. Future products may not gain adequate market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense educating them about these products.
Our business may suffer if we are not able to hire and retain qualified personnel.
Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate and train our management team and other key personnel, such as qualified engineering, service, sales, marketing and other staff. We compete for key personnel with other medical equipment and software manufacturers, as well as universities and research institutions. As we continue to grow our software revenues, we face intense competition for personnel from software and technology companies. Because this competition is intense, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business. Some of our executive officers have had long careers at our company. If these executives retire or leave, and we are unable to locate qualified or suitable replacements in a timely manner, our business could be adversely affected.
We may not realize expected benefits from acquisitions of or investments in new businesses, products, or technologies, which could harm our business.
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
Even if we complete an acquisition, we may not be able to successfully integrate newly acquired businesses or fully realize some of the expected synergies.
Integrating an acquisition can also be expensive and time-consuming, and may strain our resources. It may cost us more to commercialize new products, as we experienced with our proton therapy systems, or cause us to increase our research and development, sales and marketing or general and administrative expenses, either of which could adversely impact our results of operations. In many instances, integrating a new business will also involve implementing or improving internal controls appropriate for a public company into a business that lacks them. It is also possible that an acquisition could increase our risk of litigation, as a third-party may be more likely to assert a legal claim following an acquisition because of perceived deeper pockets or perceived greater value of a claim. In addition, we may be unable to retain the employees of acquired companies, or the acquired company’s customers, suppliers, distributors or other partners for a variety of reasons, including the fact that these entities may be our competitors or may have close relationships with our competitors. Failure to manage these risks could have a material and adverse effect on our business, results of operations and financial condition.
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

Additionally, we have investments in privately held companies. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or reach expectations. If these companies do not succeed, we may be forced to record impairment charges and could lose some or all of our investment in these companies.
We may face additional risks from the acquisition or development of new lines of business.
From time to time, we may acquire or develop new lines of business, as we did with particle therapy. There are substantial risks and uncertainties associated with new lines of business, particularly in instances where the markets are not fully developed. Risks include developing knowledge of and experience in the new business, recruiting market professionals, increasing research and development expenditures, and developing and capitalizing on new relationships with experienced market participants. This may mean significant investment and involvement of our senior management to acquire or develop, then integrate the business into our operations. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact whether implementation of a new business will be successful. Failure to manage these risks could have a material adverse effect on our business, results of operations and financial condition.
Losing distributors may harm our revenues in some territories.
We have strategic relationships with a number of key distributors for sales and service of our products. If these strategic relationships end and are not replaced, our revenues from product sales or the ability to service our products in the territories serviced by these distributors could be adversely affected.
We entered into a credit facility agreement that restricts certain activities, and failure to comply with this agreement may adversely affect our business, liquidity and financial position.
We maintain a credit facility that contains affirmative and negative covenants that could restrict our operating and financing activities. These provisions limit our ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions. Because of the restrictions on our ability to create or assume liens, we may find it difficult to secure additional indebtedness if required.
We have in the past used borrowings under our credit facility to fund the repurchase of VMS shares and we may continue to do so in the future. If we cannot use borrowings under our credit facility to fund announced share repurchases, because we have drawn down the maximum amounts borrowable under our credit facility, to do so would violate covenants in our credit facility, or otherwise, and we do not have access to other cash resources necessary to fund the desired share repurchases, it could have an adverse effect on our earnings per share. Furthermore, if we fail to comply with the credit facility requirements, we may be in default. Upon an event of default, if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.
Changes in the interpretation or application of generally accepted accounting principles may adversely affect our operating results.
We prepare our financial statements to conform to GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), American Institute of Certified Public Accountants, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate each period and make it more difficult to compare our financial results to prior periods. We may introduce new products or new technologies that require us to apply different accounting principles, including ones regarding revenue recognition, than we have applied in past periods.
Currently, we recognize revenues for our proton therapy systems and services under contract accounting rules, which affects the timing of revenue recognition. Under contract accounting rules, the use of the percentage-of-completion method involves considerable use of estimates in determining revenues, costs and profits and in assigning dollar amounts to relevant accounting periods, estimates which must be periodically reviewed and appropriately adjusted. For example, revenues recognized under the percentage-of-completion method are based on contract costs incurred to date compared with total estimated contract costs.

In circumstances in which the final outcome of a contract cannot be precisely estimated but a loss on the contract is not expected, we recognize revenues under the percentage-of-completion method based on a zero profit margin until more precise estimates can be made. Recognizing revenues this way lowers our gross margins and makes it more difficult to compare our financial results from quarter to quarter. In addition, if we were to recognize revenues for our proton therapy systems and services under either the completed contract method or outside of contract accounting rules altogether, we would defer revenue until a contract is completed or substantially completed. This may cause our results of operations to fluctuate from period to period.
If our estimates prove to be inaccurate or circumstances change over time, we would be required to adjust revenues or even record a contract loss in later periods, and our financial results could suffer. In addition, if a loss is expected on a contract under the percentage-of-completion method, the estimated loss would be charged to cost of sales in the period the loss is identified. The application of different types of accounting principles and related potential changes may make it more difficult to compare our financial results from quarter to quarter, and the trading price of VMS common stock could suffer or become more volatile.
Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.
We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes and other natural disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. A major earthquake or other disaster (such as a major fire, hurricane, flood, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace the damaged facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal or may move to a competitor that can meet their desired delivery time frame. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases, such as Ebola, could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.
We work in international locations with high security risks, which could result in harm to our employees or contractors or cause us to incur substantial costs.
We work in some international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations where the country or surrounding area is suffering from political, social, or economic issues; war or civil unrest, or has a high level of criminal or terrorist activity. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.
Product defects or misuse may result in material product liability or professional errors and omissions claims, litigation, investigation by regulatory authorities or product recalls that could harm our future financial results.
Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation, the possibility for significant injury and/or death exists to the intended or unintended recipient of the delivery. Our products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately delivers radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure. In addition, third-party service providers could fail to adequately perform their obligations, which could subject us to further liability. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In connection with our products that collect and store patient treatment data, we may be liable for the loss or misuse of such private data, if those products fail or are otherwise defective.
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
Adverse publicity regarding any accidents or mistreatments could cause patients to be less receptive to radiotherapy or radiosurgery treatments, to question the efficacy of radiation therapy and radiosurgery and to seek other methods of treatment. Adverse publicity could also result in additional regulation that could adversely affect our ability to promote, manufacture and sell our products.
In addition, if a product we design or manufacture were defective or found to be so by a competent regulatory authority, we may be required to correct or recall the product and notify other regulatory authorities. The adverse publicity resulting from a correction or recall, however imposed, could damage our reputation and cause customers to review and potentially terminate their relationships with us. A product correction or recall could consume management time and have an adverse effect on our results of operation.
We maintain limited product liability insurance coverage and currently self-insure professional liability/errors and omissions liability. Our product liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Our insurance coverage may be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against, we may have to pay substantial damages if they are not covered by insurance.
ADDITIONAL RISKS RELATING TO OUR SOFTWARE PRODUCTS
We may face delays in the installation of our software products, which could have a material adverse effect on our operating results.
We may face delays in the installation and acceptance of our software products, which may take more time from order to completion of installation and acceptance than our hardware products. Though several of our software products are cloud-enabled, our current software product offerings are for the most part designed as on-premise products which must be installed on customer systems on-site. Delays in installation of our software products may arise as a result of a variety of factors, including longer installation timetables resulting from challenges in coordinating on-site visits with the customer personnel, customer IT systems not being ready to host the installation or the planning and customization required to deploy our software products in order to be compatible with a customer’s unique, complex and/or dated health IT systems. Delays in installation of our software products could result in delays in our ability to recognize revenues from the sale of these products, which could have a material adverse effect on our operating results and financial performance.
The need to maintain and service multiple versions of the same software product across our installed base of customers could adversely affect our ability to release new products.
Because there is no uniform practice among our customer base of updating to more recent versions of our software products and, for a variety of reasons, many of our customers do not regularly update to the newest version of our software products, at any point in time our installed base of customers may be running several different versions of our software products. The need to maintain and service multiple versions of the same software product across our installed base of customers can be cumbersome, time consuming and may require more personnel and other resources than would be the case if all of our customers utilized the same versions of our software products. Moreover, the fact that not all of our customers run the same version of our software products can complicate our ability to efficiently release upgrades to, or new versions of, our software products across our installed base. Similar complications to the release and installation of upgrades may be experienced with certain of our cloud-enabled products that have been developed using single tenant architecture, such as our 360 Oncology product. In addition, in many instances, unless a customer has a certain version of our software products installed, their system will not be compatible with certain of our other software or hardware products. Our inability to release new versions of software to customers or to sell customers other products because of incompatibility issues hurts our revenues and may make revenue projection less predictable.

Coding errors in our software and cloud offerings could adversely affect our results of operations.
Despite extensive testing prior to the release and throughout the lifecycle of a product or service, our software and cloud offerings sometimes contain coding or manufacturing errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released software or cloud offerings can be time consuming and costly. Errors in our software or cloud offerings could affect their ability to properly function or operate with other software, hardware or cloud offerings, could delay the development or release of new products or services or new versions of products or services, could create security vulnerabilities in our products or services, and could adversely affect market acceptance of our products or services. If we experience errors or delays in releasing our software or cloud offerings or new versions thereof, our sales could be affected and revenues could decline.

We may not be successful in transitioning our customer base to software solutions deployed via cloud and SaaS solutions.
We are expanding our software product lines and investing in the development of cloud and SaaS solutions. Cloud and SaaS solutions for use in the health care industry must comply with stringent regulations in many of the countries in which our customers are located, particularly in relation to the use and storage of patient health data and privacy, and the regulations vary on a country-by-country basis. Our software products must be compliant with applicable regulation in the country in question before we can operationalize our offerings for customers located in those countries. Ensuring the compliance of our cloud and SaaS solutions with applicable regulation may take longer than expected, occur more slowly in certain countries than in others, require that design changes be developed into our products, or require more financial resources than anticipated.
In addition, even where our cloud and SaaS solutions are compliant with applicable regulation, customers may nevertheless refuse to adopt our products for numerous reasons, particularly in regards to the security of patient health data. Moreover, unless and until our cloud and SaaS solutions find general acceptance among our customer base we would likely need to maintain and continue to develop both our on-premise software product offerings and our cloud and SaaS solution platforms, which could prevent us from realizing the full benefits and efficiencies from transitioning to a cloud platform, result in higher costs and have a material adverse effect on our operating results and financial performance.
An increase in the prevalence of cloud and SaaS delivery models offered by us and our competitors could also unfavorably impact the pricing of our on-premise software offerings, and have a dampening impact on overall demand for our on-premise software product and related service offerings, which could reduce our revenues and profitability, at least in the shorter term. In addition, to the extent that demand for our cloud offerings increases in the future, we may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our software licenses and our cloud offering arrangements.

Furthermore, our cloud and SaaS software products may reside upon and be hosted by third party providers. A security breach, whether of our products, of our customers’ network security and systems or of third party hosting services, could disrupt treatments utilizing our products, disrupt access to our customers’ stored information, such as patient treatment delivery instructions, and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information.
ADDITIONAL RISKS RELATING TO OUR PARTICLE THERAPY BUSINESS
We participate in project financing for our particle therapy business, which could result in payment defaults and adversely affect our financial results.
We have provided financing for the construction and start-up operations of several proton therapy centers and may provide financing to other particle therapy customers in the future. See “Management Discussion and Analysis - Overview - Varian Particle Therapy” and Note 15 of the Notes to the Condensed Consolidated Financial Statements - “VPT Loans” for the carrying value of our outstanding loans relating to the establishment of proton therapy centers.
Providing such financing has affected, and could adversely affect our financial results, since a center may not be completed on time or within budget, or may not generate sufficient patient volumes and revenues to support scheduled loan payments or to facilitate a refinancing, or the borrower may not have the financial means to pay off any financing at maturity. If a borrower does not have the financial means to pay off loan amounts owing to us, and if we cannot recover loan amounts owing to us from the sale of any collateral or through other means, or in the event of a bankruptcy of the borrower, we may be required to write-off all, or a portion of the loans, which would adversely affect our financial results. One of the proton centers we financed has filed for bankruptcy, and we have impaired certain loans that we extended in the past, please refer to “Management

Discussion and Analysis - Overview - Varian Particle Therapy” and Note 15 of the Notes to the Condensed Consolidated Financial Statements - “VPT Loans” for a more detailed discussion of the impairment of the loans we extended.
The financial results of our particle therapy business may fluctuate and be unpredictable.
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
Since proton therapy projects are generally large, highly customized and more complex than projects in our Oncology Systems radiotherapy business, planning for these projects takes more resources. Many of the components used in proton therapy equipment require long lead times, which may require an increase in our inventory levels. This may cause fluctuations in the operating results of VPT that may make it difficult to predict our results and to compare our results from period to period.
The construction of a proton therapy facility requires significant capital investment and may involve complex project financing. Consequently, this business is vulnerable to deterioration in general economic and market conditions. Economic downturns, that result in a contraction in credit markets, have made and may continue to make it more difficult for potential customers of this business to find appropriate financing for large proton therapy projects, which could cause them to delay or cancel their projects, or request that we participate in financing arrangements or make payment concessions in their agreements with us, which could impact our operating results.
We have participated in the financing of several proton therapy projects through the extension of loans, loan commitments and deferred equipment payments. If we are unable to collect amounts owed to us under these arrangements, it could have a material adverse effect on our financial condition and results of operations.
Changes in reimbursement rates for proton therapy treatments, or uncertainty regarding these reimbursement rates, such as we experienced in 2012 with the reductions to reimbursement rates for hospital based proton therapy centers in the United States by CMS, can affect growth or demand for our VPT products and services.
We compete for many proton therapy system sales through tenders, where parties compete on price and other factors. Many companies sell their products at a lower price than we do. If we are unable to lower our prices or our customers are not willing to pay for additional features and functionality that we may provide, we may lose sales, and if we lower our prices to gain business, our margins and other financial results may suffer. Further, the award of certain proton therapy system orders may be subject to challenge by third parties, which can make these orders more unpredictable than orders for other products. Because an order for a proton therapy system can be large and complex, and the sales cycle for proton therapy projects may take several years, an order in one fiscal period may cause our gross orders and revenues to vary significantly, therefore making it difficult to predict our results and compare our results from period to period. We expect that a limited number of customers will account for a substantial portion of VPT’s business for the foreseeable future. In instances where one customer undertakes multiple proton center projects, an adverse event with respect to one project could cause an adverse event with respect to the other projects, which in turn could adversely impact our operating results and financial position.
Our estimates as to future operating results include certain assumptions about the results of VPT’s business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that VPT could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, customer acceptance of proton therapy and reimbursement rates. These factors could adversely impact VPT’s ability to meet its projected results, which could cause a portion or all of the goodwill of VPT to become impaired. As of June 30, 2017, the goodwill of VPT was $50.6 million. If we determine that VPT’s goodwill becomes impaired, we would be required to record a charge that could have a material adverse effect on our results of operations in such period.

Our particle therapy business may subject us to increased liability.
VPT’s business may subject us to increased liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver or delays in delivering on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers have in the past requested and may in the future request that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project, as well as in some situations participate in or provide project financing. Since the cost of each proton therapy center project will often exceed $100 million, the amount of potential liability and potential for financial loss would likely be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable or expensive. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted or we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us.
RISKS RELATING TO THE MANUFACTURE OF OUR PRODUCTS
Any inability to obtain supplies of important components could restrict the manufacture of products, cause delays in delivery, or significantly increase our costs.
We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose rate brachytherapy, klystrons for linear accelerators and specialized integrated circuits and various other components; and radiofrequency components, magnets and gantry hardware for proton therapy systems.
If we lose any of these suppliers, if their operations were substantially interrupted, or if any of them failed to meet performance or quality specifications, we may be required to obtain and qualify one or more replacement suppliers. Such an event may then also require us to redesign or modify our products to incorporate new parts and/or further require us to obtain clearance, qualification or certification of these products by the FDA or obtain other applicable regulatory approvals in other countries. Events like these could significantly increase costs for the affected product and likely cause material delays in delivery of our products, which could have an adverse effect on our revenue and results of operations.
Some of our single-source suppliers provide components for some of our growing product lines. Manufacturing capacity limitations of any of our suppliers or other inability of these suppliers to meet increasing demand could adversely affect us, resulting in curtailed growth opportunities for our affected product lines. Shortage of, and greater demand for, components and subassemblies could also increase manufacturing costs if the supply/demand imbalance increases the price of the components and subassemblies. Disruptions or loss of any of our limited-sourced or sole-sourced components or subassemblies or the capacity limitations of the suppliers for these components or subassemblies could adversely affect our business and financial results and could damage our customer relationships.
In addition, following the separation of our former Imaging Components business into Varex in January 2017, Varex is the sole source supplier of tubes, panels and detector components used in certain of our products, such as our On-Board Imager. Any disruption or reduction in the supply of these components could result in delays or reductions in our product deliveries, which could adversely affect our business and financial results and could damage our customer relationships. Also, any unforecasted increases in the price of these components could adversely impact our profitability.
A shortage or change in source of raw materials could restrict our ability to manufacture products, cause delays, or significantly increase our cost of goods.
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
Our financial results may suffer if we are not able to match our manufacturing capacity with demand for our products.
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
RISKS RELATING TO OUR REGULATORY ENVIRONMENT
We face significant costs in complying with laws and regulations, and failure or delays in obtaining regulatory approvals or complying with laws and regulations could prevent product distribution, require product recalls, and result in significant penalties.
Our products and operations are subject to regulation by the FDA, the State of California, the Nuclear Regulatory Commission (‘NRC”) and countries or regions in which we market our products. In addition, our products must meet the requirements of a large and growing body of international standards which govern the design, manufacture, materials content and source, testing, certification, packaging, installation, use and disposal of our products. We must continually keep abreast of these standards and requirements and integrate our compliance protocols into the development and regulatory documentation for our products. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.
United States FDA Regulations. Unless an exception applies, the FDA requires that the manufacturer of a new medical device obtain either 510(k) pre-market notification clearance or pre-market approval (“PMA”) before it can market or sell those products in the United States. Our devices have generally been subject to 510(k) clearance or exempt from 510(k) clearance. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process also require a new 510(k) clearance. Manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance or PMA approval for a change, the FDA may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease United States marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained. The FDA clearance process is uncertain and we may not be able to obtain the necessary clearances or approvals in a timely manner or at all.
The PMA process is more complex than the 510(k) clearance. As we enter new businesses or pursue new business opportunities that require clinical trials, we may seek to conduct clinical studies or trials in the United States. or other countries on products that have not yet been cleared or approved for a particular indication. Additional regulations govern the approval, initiation, conduct, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Such investigational use is generally also regulated by local and institutional requirements and policies which usually include review by an ethics committee or institutional review board (‘IRB”). Failure to comply with all regulations governing such studies could subject us to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. Without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure you that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.
In addition, after a device is placed on the market, numerous FDA and other regulatory requirements continue to apply. These include compliance with the medical device reporting regulations (“MDRs”), that require that we report to regulatory authorities if our devices may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur, and compliance with corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FFDCA that may present a risk to health. The FDA and the Federal Trade Commission (“FTC”) also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is scientific data to substantiate the claims and that our advertising is neither false nor misleading. In general, we may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or make unsupported safety and effectiveness claims. Many regulatory jurisdictions outside of the United States have similar regulations to which we are subject. If these reports are not filed on a timely basis, regulators may impose sanctions and sales of our products may suffer, and we may be subject to product liability or regulatory enforcement actions, all of which could harm our business.
Our manufacturing operations for medical devices, and those of our third-party suppliers are required to comply with the FDA’s Quality System Regulation (“QSR”), as well as other federal and state regulations for medical devices and radiation emitting products. The QSR covers, among other things, the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation, and servicing of all medical devices intended for human use. The QSR also requires maintenance of extensive records which demonstrate compliance with FDA regulation, the manufacturer’s own procedures, specifications and testing as well as distribution and post-market experience. Compliance with the QSR is necessary to receive FDA clearance or approval to market new products and is necessary for a manufacturer to be able to continue to market cleared or approved product offerings in the United States The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. In connection with these inspections, FDA issues reports, known as Form FDA 483 reports, when it believes the manufacturer has failed to comply with applicable regulations and/or procedures. If observations from the inspection are not addressed, and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue an Untitled Letter, a Warning Letter and/or proceed directly to other forms of enforcement action. Failure to respond timely to Form FDA 483 observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in fines, injunctions, civil penalties, delays, suspension or withdrawal of clearances, seizures or recalls of products, operating restrictions, total shutdown of production facilities, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer outside of the United States, and may adversely affect the reputation of the manufacturer and the product.
United States NRC Regulations. Our products utilizing radioactive material are also subject to the NRC clearance and approval requirements, and the manufacture and sale of these products are subject to federal and state regulation that varies from state to state and among regions. The manufacture, distribution, installation and service (and decommissioning and removal) of medical devices utilizing radioactive material or emitting radiation also requires a number of licenses and certifications. Service of these products must also be in accordance with a specific radioactive materials license. In addition, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of our products may impose significant requirements. Disposal sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of our products may no longer accept these materials in the future, or may accept them on unfavorable terms.
Foreign regulations. In general, outside the United States, our products are regulated as medical devices by foreign governmental agencies similar to the FDA. In order for us to market our products internationally, we must obtain clearances or approvals for products and product modifications. These processes (including for example in the European Union (“EU”), the European Economic Area (“EEA”), Switzerland, China, Japan and Canada) can be time consuming and uncertain, which can delay our ability to market products in those countries. Failure to obtain regulatory approval in a timely manner and to meet all local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.
Within the EEA, we must affix a CE mark, a marking of conformity that indicates that a product meets the essential requirements of the Medical Device Directive. This conformity to the Medical Device Directive is done through self-declaration and is verified by an independent certification body, called a “Notified Body.” Once the CE mark is affixed, the Notified Body will regularly audit us to ensure that we remain in compliance with the applicable European laws and Medical Device Directive. By affixing the CE mark marking to our product, we are certifying that our products comply with the laws and regulations required by the EEA countries, thereby allowing the free movement of our products within these countries and others that accept CE mark standards. If we cannot support our performance claims and demonstrate compliance with the applicable European laws and Medical Device Directive, we would lose our right to affix the CE mark to our products, which would prevent us from selling our products within the EU/EEA/Switzerland territory and in other countries that recognize the CE mark.
In April 2017, the Medical Device Regulation was adopted to replace the Medical Device Directive. The Medical Device Regulation will apply after a three-year transition period and imposes stricter requirements for the marketing and sale of medical devices and grants Notified Bodies increased post-market surveillance authority. We may be subject to risks associated with additional testing, modification, certification or amendment of our existing market authorizations, or we may be required to modify products already installed at our customers’ facilities to comply with the official interpretations of these revised regulations.
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
Data Privacy Laws. We are subject to laws and regulations in foreign countries covering data privacy and other protection of health and employee information. Particularly within the EU/EEA/Switzerland area, data protection legislation is comprehensive and complex. Data protection authorities from the different member states of the EU may interpret the legislation differently, which adds to this complexity, and data protection is a dynamic field where guidance is often revised. Fully understanding and implementing this legislation could be quite costly and timely, which could adversely affect our business. Additionally, in some instances, in order to fulfill the requirements of applicable U.S. laws, we may be faced with deciding whether to comply with EU/EEA/Switzerland data protection rules. Failure or partial failure to comply with data protection rules and regulations across the EU/EEA/Switzerland area could result in substantial monetary fines. New data protection legislation that entails substantial changes to the current legal framework, some stricter than before, some less strict, was enacted by the EU Commission and will come into effect in 2018.
Other United States Healthcare Laws. As a participant in the healthcare industry, we are also subject to federal and state laws and regulations pertaining to patient privacy and data security, fraud and abuse and physician payment transparency. The laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business. Government regulation also may cause considerable delay or even prevent the marketing and full commercialization of future products or services that we may develop. Non-compliance with “anti-kickback”, “false claims” and transparency laws and regulations can result in civil and criminal penalties, which can be substantial, and potential mandatory or discretionary exclusion from healthcare programs. These healthcare laws include:

•
The Medicare and Medicaid “anti-kickback” laws, and similar state laws, that prohibit payments or other remuneration intended to induce hospitals, physicians or others either to refer patients or to purchase, lease or order, or arrange for or recommend the purchase, lease or order of healthcare products or services for which payment may be made under federal and state healthcare programs, such as Medicare and Medicaid. These laws affect our sales, marketing and other promotional activities by limiting the kinds of financial arrangements we may have with hospitals, physicians or other potential purchasers of our products. They particularly impact how we structure our sales offerings, including discount practices, customer support, education and training programs, physician consulting, research grants and other service arrangements. These laws are broadly written, and it is often difficult to determine precisely how these laws will be applied to specific circumstances.

•
Federal and state “false claims” laws generally prohibit knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government payors that are false or fraudulent, or for items or services that were not provided as claimed. Although we do not submit claims directly to payors, manufacturers can be, and have been, held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by providing inaccurate billing or coding information to customers, or through certain other activities, including promoting products for uses not approved or cleared by the FDA.

•
State and federal transparency laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act which require, among other things, the disclosure of equity ownership and payments to physicians, healthcare providers and hospitals

Any failure or delay in complying with one or more of the regulatory requirements we face could result in reduced sales, increased costs, harm to our reputation and competitiveness, all of which could have a material adverse effect on our business and financial results.

The Affordable Care Act includes provisions that may adversely affect our business, including an excise tax on the sales of most medical devices.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) became effective in 2010. The ACA could adversely impact the demand for our products and services, and therefore our financial position and results of operations, possibly materially. Specifically, one of the components of the ACA is a 2.3% excise tax on sales of most medical devices, which include our Oncology Systems and VPT products, which took effect on January 1, 2013. This tax has had, and may in the future continue to have, a negative impact on our gross margin, but was suspended for 2016 and 2017. Unless there is further legislative action, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018.
In addition, discussions relating to the ACA have included the possibility for bundled reimbursement payments and accountable care organizations (“ACOs”). ACOs and bundled payment programs were established by the ACA to reward integrated, efficient care and allow providers to share in any savings they achieve through the coordination of care and meeting certain mandated quality standards. ACOs and the bundled payment programs have primarily focused on primary care. However, some customers appear to be developing new partnerships across clinical specialties to prepare for the possibility of operating in an ACO environment and bundled reimbursement payments. These and other elements of the ACA, including comparative effectiveness research, an independent payment advisory board, payment system reforms (including shared savings pilots) and the reporting of certain payments by us to healthcare professionals and hospitals, could meaningfully change the way healthcare is developed and delivered, and may materially impact numerous aspects of our business, including the demand and availability of our products, the reimbursement available for our products from governmental and third-party payors, and medical procedure volumes. We believe that growth of the radiation oncology market, which includes both traditional radiation therapy as well as proton therapy, in the United States could be adversely impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the implementation of the ACA and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue into the next fiscal year and could result in a high degree of variability of gross orders and revenues from quarter-to-quarter.
Various healthcare reform proposals have also emerged at the state level, and we are unable to predict which, if any of these proposals will be enacted. We are also unable to predict what effect ongoing uncertainty surrounding federal and state health reform proposals, uncertainty related to implementation of ACA provisions, and instability within insurance markets created under the ACA, will have on our customer’s purchasing decisions. However, an expansion in government’s role in the United States healthcare industry may adversely affect our business, possibly materially. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the ACA could result in additional proposals and/or changes to health care system legislation which could have a material adverse effect on our business. The full effect that a full or partial repeal of the ACA would have on our business remains unclear at this time.
Changes to radiation oncology, reimbursements, and insurance deductibles and administration may affect demand for our products.
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
There is no uniform policy on reimbursement among third-party payors, and we cannot be sure that third-party payors will reimburse our customers at a level that will enable us to achieve or maintain adequate sales and price levels for our products. Without adequate support from third-party payors, the market for our products may be limited.
Once Medicare makes a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services ("CMS") to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts may extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates for radiotherapy and radiosurgery in the United States. From time to time, CMS and third-party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. In addition, discussions relating to the Affordable Care Act have included the possibility for bundled reimbursement payments and ACOs. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on results of operations, financial position and stock price.
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
Any violation of federal, state and foreign laws governing our business practices may result in substantial penalties. Investigation into our business practices could cause adverse publicity and harm our business.
Anti-corruption laws and regulations. We are subject to the United States Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, which became effective on July 1, 2011, and the Law “On the Fundamentals of Health Protection in the Russian Federation,” which became effective in January 2012. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2015 Corruption Perceptions Index found that nearly sixty-seven percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability.
In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies. For example, in June 2015, one of our foreign subsidiaries was charged by the Department for Investigation and Penal Action of Lisbon with alleged improper activities relating to three tenders of medical equipment in Portugal during the period of 2003 to 2009. We previously undertook an internal investigation of this matter and voluntarily disclosed the results of this investigation to the United States Department of Justice and the United States Securities and Exchange Commission. After the Company requested a judicial review available under Portuguese criminal procedure processes as to whether or not such charges are proper under Portuguese law, the matter was resolved and definitively dismissed on December 9, 2016, with no adverse findings or charges against the Company. Any such proceeding results in costs and management distraction, which could adversely affect our business and financial results. An adverse outcome under any such proceeding, investigation or audit could subject us to fines, or criminal or other penalties, which could adversely affect our business and financial results.
Competition laws. We are subject to competition laws in the regions where we do business. Regulatory authorities under whose laws we operate may have enforcement powers that can subject us to sanctions, and can impose changes or conditions in the way we conduct our business. In addition, an increasing number of jurisdictions also provide private rights of action for competitors or consumers to seek damages asserting claims of anti-competitive conduct. Increased government scrutiny of our actions or enforcement or private rights of action could adversely affect our business or damage our reputation. In addition, we have conducted, and in the future expect to conduct, internal investigations or face audits or investigations by one or more domestic or foreign government agencies, which could be costly and time-consuming, and could divert our management and key personnel from our business operations. An adverse outcome under any such investigation or audit could subject us to fines or criminal or other penalties, which could adversely affect our business and financial results.

Environmental laws impose compliance costs on our business and can result in liability.
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
RISKS RELATING TO OUR INTELLECTUAL PROPERTY
Protecting our intellectual property can be costly and we may not be able to maintain licensed rights, which would harm our business.
We file applications for patents covering new products and manufacturing processes. We cannot assure you that our current patents, the claims allowed under our current patents, or patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide us with competitive advantages. We also cannot be sure that patents will be issued from any of our pending or future patent applications. Asserting our patent rights against others in litigation or other legal proceedings is costly and diverts managerial resources. An unfavorable outcome in such litigation or proceedings could harm us. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so.
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
Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our products.
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
RISKS RELATING TO OUR COMMON STOCK
Fluctuations in our operating results, including quarterly gross orders, revenues, and margins, may cause our stock price to be volatile, resulting in losses for our stockholders.
We have experienced and expect to experience fluctuations in our operating results, including gross orders, revenues, margins and cash flows from period to period. Drivers of orders include the introduction and timing of announcement of new products or product enhancements by us and our competitors, as well as changes or anticipated changes in third-party reimbursement amounts or policies applicable to treatments using our products. The availability of economic stimulus packages or other government funding, or reductions thereof, may also affect timing of customer purchases. Many of our products require significant capital expenditures by our customers. Accordingly, individual product orders can be quite large in dollar amounts, which can extend the customer purchasing cycle. We have experienced this with our IGRT products, and it is especially true with our proton therapy products because of the high cost of the proton therapy equipment and the complexity of project financing. In addition, the budgeting cycles of hospitals and clinics for capital equipment purchases are frequently fixed well in advance. Economic uncertainty also tends to extend the purchasing cycle as potential customers more closely scrutinize and prioritize their capital spending budgets, and analyze appropriate financing alternatives. In addition, some of our more sophisticated equipment, such as IGRT and proton therapy products, requires greater site preparation and longer construction cycles, which can delay customer decision cycles and the placement of orders even further. The timing of order placement, equipment installation and revenue recognition affect our quarterly results.
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

•	a challenge to a bid award for one or more of our products;

•	delay in the installation and/or acceptance of a product;

•	failure to satisfy contingencies associated with an order;

•	the method of accounting used to recognize revenue;

•	a change in a customer’s financial condition or ability to obtain financing; or

•	timing of necessary regulatory approvals or authorizations.

Our quarterly operating results, including our margins, may also be affected by a number of other factors, including:

•	changes in our or our competitors’ pricing or discount levels;

•	changes in foreign currency exchange rates;

•	changes in the relative mix between higher margin and lower margin products;

•	changes in the relative portion of our revenues represented by different geographic regions;

•	fluctuation in our effective tax rate, which may or may not be known to us in advance;

•	changes to our organizational structure, which may result in restructuring or other charges;

•	disruptions in the supply or changes in the costs of raw materials, labor, product components or transportation services;

•	disruptions in our operations, including our ability to manufacture products, caused by events such as earthquakes, fires, floods, terrorist attacks or the outbreak of epidemic diseases;

•	the unfavorable outcome of any litigation or administrative proceeding or inquiry, as well as ongoing costs associated with legal proceedings; and

•	accounting changes and adoption of new accounting pronouncements.
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
We report our gross orders and backlog on a quarterly and annual basis. It is important to understand that, unlike revenues, gross orders and backlog are not governed by GAAP, and are not within the scope of the audit conducted by our independent registered public accounting firm; therefore, investors should not interpret our gross orders or backlog in such a manner. Also, for the reasons set forth above, our gross orders and backlog cannot necessarily be relied upon as accurate predictors of future revenues. Order cancellation or delays in delivery dates will reduce our backlog and future revenues, and we cannot predict if or when orders will mature into revenues. Particularly high levels of cancellations in one period will make it difficult to compare our operating results for other periods.
In addition, our gross orders, backlog, revenues and net earnings in one or more future periods may fall below the expectations of securities analysts and investors. In that event, the trading price of VMS common stock would almost certainly decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2017 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 - April 29, 2017	—	$—	—	6.0
April 30, 2017 - May 26, 2017	0.5	$93.45	0.5	5.5
May 27, 2017 - June 30, 2017	—	$—	—	5.5
Total	0.5	$93.45	0.5	5.5

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Effective May 20, 2017, the composition of the Company’s Audit Committee, Compensation and Management and Development Committee, Ethics and Compliance Committee, Nominating and Corporate Governance Committee and Executive Committee is as follows:

Audit Committee
Judy Bruner (Chair)
Jean-Luc Butel
R. Andrew Eckert
David J. Illingworth

Compensation and Management Development Committee
Susan L. Bostrom (Chair)
Jean-Luc Butel
R. Andrew Eckert
Mark R. Laret

Ethics and Compliance Committee

David J. Illingworth (Chair)
Jose Baselga

Judy Bruner
Regina E. Dugan
Timothy E. Guertin

Nominating and Corporate Governance Committee

Mark R. Laret (Chair)
Jose Baselga
Susan L. Bostrom
Regina E. Dugan

Executive Committee

R. Andrew Eckert (Chair)
Susan L. Bostrom
Judy Bruner
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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	August 8, 2017	By:	/s/ GARY E. BISCHOPING JR.
Gary E. Bischoping Jr.
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1
Offer Letter between the Company and Gary Bischoping, dated March 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s From 8-K Current Report filed as of April 5, 2017, File No. 1-07598)

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