Form 10-Q
period 2017-12-29
VARIAN MEDICAL SYSTEMS INC
filed 2018-02-07
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,300,252 shares of common stock, par value $1 per share, outstanding as of January 26, 2018.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended December 29, 2017

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended
	December 29,	December 30,
(In millions, except per share amounts)	2017	2016
Revenues:
Product	$365.6	$309.2
Service	312.9	292.3
Total revenues	678.5	601.5
Cost of revenues:
Product	223.9	206.2
Service	151.8	128.3
Total cost of revenues	375.7	334.5
Gross margin	302.8	267.0
Operating expenses:
Research and development	55.9	49.9
Selling, general and administrative	125.5	161.4
Impairment charges	—	38.3
Total operating expenses	181.4	249.6
Operating earnings	121.4	17.4
Interest income	3.2	4.8
Interest expense	(2.1)	(2.9)
Earnings from continuing operations before taxes	122.5	19.3
Taxes on earnings	234.7	11.3
Net earnings (loss) from continuing operations	(112.2)	8.0
Net earnings from discontinued operations	—	6.5
Net earnings (loss)	(112.2)	14.5
Less: Net earnings attributable to noncontrolling interests	0.1	0.6
Net earnings (loss) attributable to Varian	$(112.3)	$13.9

Net earnings (loss) per share - basic
Continuing operations	$(1.22)	$0.08
Discontinued operations	—	0.07
Net earnings (loss) per share - basic	$(1.22)	$0.15

Net earnings (loss) per share - diluted
Continuing operations	$(1.22)	$0.08
Discontinued operations	—	0.07
Net earnings (loss) per share - diluted	$(1.22)	$0.15

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	91.6	93.5
Weighted average shares outstanding - diluted	91.6	94.2
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended
	December 29,	December 30,
(In millions)	2017	2016
Net earnings (loss)	$(112.2)	$14.5
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.1 and $0.1	(0.2)	(0.1)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.2) and ($0.2)	0.5	0.9
	0.3	0.8
Derivative instruments:
Change in unrealized loss, net of tax benefit of $0.1 and $0.0	(0.2)	—
Reclassification adjustments, net of tax expense of $0.0 and $0.0	(0.1)	—
	(0.3)	—
Currency translation adjustment	3.1	(13.1)
Other comprehensive earnings (loss)	3.1	(12.3)
Comprehensive earnings (loss)	(109.1)	2.2
Less: Comprehensive earnings attributable to noncontrolling interests	0.1	0.6
Comprehensive earnings (loss) attributable to Varian	$(109.2)	$1.6

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 29,	September 29,
(In millions, except par values)	2017	2017
Assets
Current assets:
Cash and cash equivalents	$822.6	$716.2
Trade and unbilled receivables, net of allowance for doubtful accounts of $42.6 at December 29, 2017 and $45.9 at September 29, 2017	880.1	961.5
Inventories	431.4	417.7
Prepaid expenses and other current assets	206.2	190.3
Current assets of discontinued operations	11.3	11.1
Total current assets	2,351.6	2,296.8
Property, plant and equipment, net	250.4	255.3
Goodwill	223.4	222.6
Intangible assets	65.6	71.6
Deferred tax assets	112.8	147.3
Other assets	296.0	300.8
Total assets	$3,299.8	$3,294.4
Liabilities and Equity
Current liabilities:
Accounts payable	$152.0	$162.3
Accrued liabilities	350.0	374.9
Deferred revenues	772.3	755.4
Short-term borrowings	340.0	350.0
Current liabilities of discontinued operations	2.1	2.5
Total current liabilities	1,616.4	1,645.1
Other long-term liabilities	292.4	127.4
Total liabilities	1,908.8	1,772.5
Commitments and contingencies (Note 9)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.6 and 91.7 shares issued and outstanding at December 29, 2017, and at September 29, 2017, respectively	91.6	91.7
Capital in excess of par value	740.5	716.1
Retained earnings	620.2	778.6
Accumulated other comprehensive loss	(65.7)	(68.8)
Total Varian stockholders' equity	1,386.6	1,517.6
Noncontrolling interests	4.4	4.3
Total equity	1,391.0	1,521.9
Total liabilities and equity	$3,299.8	$3,294.4

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 29,	December 30,
(In millions)	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$(112.2)	$14.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	10.7	11.5
Depreciation	12.8	17.2
Amortization of intangible assets	6.3	5.1
Deferred taxes	44.9	(20.9)
Provision for doubtful accounts receivable	1.5	38.1
Impairment charges	—	38.3
Other, net	(0.8)	(0.6)
Changes in assets and liabilities:
Trade and unbilled receivables	65.9	32.4
Inventories	(11.7)	(30.1)
Prepaid expenses and other assets	28.2	(10.1)
Accounts payable	(10.3)	(20.7)
Accrued liabilities and other long-term liabilities	125.1	(20.3)
Deferred revenues	18.6	27.8
Net cash provided by operating activities	179.0	82.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(9.3)	(17.2)
Issuance of notes receivable	—	(11.4)
Investment in available-for-sale securities	(6.0)	(0.6)
Loans to CPTC	(4.6)	—
Escrow deposit	(2.6)	—
Investment in privately-held company	(2.5)	—
Amounts paid to deferred compensation plan trust account	(1.3)	(3.4)
Principal payments on notes receivable	0.5	—
Other, net	—	0.8
Net cash used in investing activities	(25.8)	(31.8)
Cash flows from financing activities:
Repurchases of common stock	(56.7)	(49.5)
Proceeds from issuance of common stock to employees	24.2	16.1
Employees' taxes withheld and paid for restricted stock and restricted stock units	(0.3)	(1.2)
Borrowings under credit facility agreement	166.4	10.0
Repayments under credit facility agreement	(166.4)	(10.0)
Net (repayments) borrowings under the credit facility agreements with maturities less than 90 days	(10.0)	(55.0)
Net cash used in financing activities	(42.8)	(89.6)
Effects of exchange rate changes on cash and cash equivalents	(4.0)	10.4
Net increase (decrease) in cash and cash equivalents	106.4	(28.8)
Cash and cash equivalents at beginning of period *	716.2	843.5
Cash and cash equivalents at end of period *	$822.6	$814.7
* Cash and cash equivalents includes $32.7 million at December 30, 2016 classified as discontinued operations. See Note 2, "Discontinued Operations" for more information.
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
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2017 (the “2017 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of December 29, 2017 and September 29, 2017, results of operations and statements of comprehensive earnings (loss) for the three months ended December 29, 2017 and December 30, 2016, and cash flows for the three months ended December 29, 2017 and December 30, 2016. The results of operations for the three months ended December 29, 2017 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
At the beginning of the Company's fiscal year 2018, the Company early adopted the new revenue recognition Accounting Standard Codification 606 "Revenues from Contracts with Customers" ("ASC 606") by using the full retrospective method. All financial statements and disclosures have been recast to comply with ASC 606. See "Recently Adopted Accounting Pronouncements" below for further information.

The historical financial position and results of operations of the Imaging Components business and costs relating to the Distribution are reported in the condensed consolidated financial statements as discontinued operations for all the periods presented. Information in the accompanying notes to the condensed consolidated financial statements have been recast to reflect the effect of the Distribution. The Condensed Consolidated Statements of Comprehensive Earnings and Cash Flows have not been recast to reflect the effect of the Distribution.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017. The fiscal quarters ended December 29, 2017 and December 30, 2016 were both 13-week periods.
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
Significant Accounting Policies
The Company's significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" within Item 8 of the Company's Annual Report on Form 10-K for the year ended September 29, 2017. Significant changes to these accounting policies as a result of adoption of ASC 606 are discussed below:
Revenue Recognition

The Company's revenues are derived primarily from the sale of radiotherapy and proton therapy hardware and software products, support, training and maintenance of all those products, installation services and the sale of parts.

The Company accounts for a contract with a customer when there's approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

The Company's revenues are measured based on consideration specified in the contract with each customer, net of any sales incentives and amounts collected on behalf of third parties such as sales taxes. The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer.

The majority of the Company's revenue arrangements consist of multiple performance obligations including hardware, software, and services. Determining the stand-alone selling price ("SSP") and allocation of consideration from an arrangement to the individual performance obligations, and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements.

The Company's products are generally not sold with a right of return and the Company does not provide credits or incentives, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the Company's internal sales force compensation program; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.

The majority of the Company’s products and services are sold in bundled arrangements (e.g., hardware, software, and services). For bundled arrangements, the Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their individual SSP. The SSP is determined based on observable prices at which the Company separately sells the products and services. If an SSP is not directly observable, then the Company

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

will estimate the SSP considering marketing conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

The following is a description of the principal activities, separated by reportable segment, from which the Company generates its revenues.

Oncology Systems
The Company's Oncology Systems linear accelerators are generally sold in a bundled arrangement with hardware and software accessory products that enhance efficiency and enable delivery of advanced radiotherapy and radiosurgery treatments, however, certain products are occasionally sold on a stand-alone basis. The majority of machine and software sales include installation services and training. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator and software may be delivered in one reporting period, but the related installation of those products may be completed in a later period. Hardware and software extended maintenance and service contracts are occasionally sold during the initial product sale, but the majority are sold separately near or at the end of the initial warranty period. Revenues related to extended warranty and service contracts are earned after the expiration of the initial warranty period.

Payment terms and conditions vary by contract type, although, terms are generally commensurate with a significant milestone, such as contract signing, shipment, delivery, acceptance or service commencement. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's products and services, not to receive financing from the Company's customers, such as invoicing at the beginning of a contract term with revenue recognized ratably over the contract period for a service contract. Payment terms can also vary based on the type of customer, such as government purchases. There are occasions where the Company provides extended payment terms in which case a portion of the transaction price is allocated to imputed interest income.

From time to time, the Company's contracts are modified to account for additional, or change existing, performance obligations. The Company's contract modifications are generally accounted for prospectively.

Hardware Products and Installation
Hardware products may include software that the hardware is dependent on and highly interrelated with and cannot operate without. The Company typically has a standard base configuration for its hardware products, but there are typically multiple options and configuration choices. Revenues from the sale of hardware are recognized when the Company transfers control to the customer.

Product installation includes uncrating, moving the machine to the treatment room, connection and validating configuration. In addition, a number of testing protocols are completed to confirm the equipment is performing to the contracted specifications. The Company recognizes revenues for hardware installation over time as the customer receives and consumes benefits provided as the Company performs the installation services.

Software Products and Installation
Software products include information management, treatment planning, image processing, clinical knowledge exchange, patient care management, decision-making support, and practice management software. Software installation includes transferring software to the customer’s computers, configuration of the software and potentially data migration. The Company recognizes revenues for software and software installation upon the customer's acceptance of the software and installation services.

Service
Service revenues include revenues from initial and extended software support agreements, extended hardware warranty agreements, training, paid service arrangements when a customer does not have an extended warranty and parts that are sold by the service department.

Revenues from hardware and software support agreements are accounted for ratably over the term of the agreement. Services and training revenues are recognized in the period the services and training are performed. Revenues for sales of parts are recognized when the parts are delivered to the customer and control is transferred.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Warranties
The Company's sale of hardware includes a one-year warranty. The Company uses the cost accrual method to account for assurance-type warranties. The standard warranty provision further includes services in addition to an assurance-type warranty (preventative maintenance inspections, help desk support, when and if available operating system upgrades). These service-type warranty features are recorded as a separate performance obligation and recognized ratably over the one-year warranty period.

Varian Particle Therapy ("VPT")
The manufacturing of the major components of a proton therapy system, installation, and commissioning typically lasts 18 to 24 months. The Company's proton therapy system is highly customized. A proton therapy system typically includes hardware, software that the hardware is dependent upon and highly interrelated with, and without which the hardware cannot operate, and installation. The Company also sells software products that include information management, treatment planning, image processing, clinical knowledge exchange, patient care management, decision-making support, and practice management software, and software installation.

The Company provides operations and maintenance services related to the proton therapy system under a separate arrangement. These contracts are typically executed at or about the same time as the proton therapy system contracts, however, the pricing and performance of the proton therapy system contracts are not typically related to the pricing or performance of the operations and maintenance contracts. Therefore, the Company recognizes operations and maintenance services as a separate performance obligation.

Under the typical payment terms of the Company's fixed-price contracts, the customer pays the Company an up-front advance payment and then performance-based payments based on quantifiable measures of performance or on the achievement of specified events or milestones. As the revenue is recognized over time relative to the costs incurred and the customer billing milestones are typically event driven this may result in revenue recognized in excess of billings at some point during the contract which the Company presents as unbilled receivables on the Condensed Consolidated Balance Sheets. Amounts billed and due from the Company's customers are classified as trade accounts receivable on the Condensed Consolidated Balance Sheets. In most contracts, the Company is entitled to receive an advance payment at the beginning of the contract. The Company recognizes a liability for these advance payments in excess of revenue recognized and presents it as deferred revenues on the Condensed Consolidated Balance Sheets. The advance payment typically is not considered a significant financing component because it is used to ensure the customer's commitment to the project.

The Company recognizes revenue for its proton therapy systems over time because the customer controls the work in process, the Company's performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date.

Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenues and costs at completion is complex, subject to many variables and requires significant judgment. The Company's contracts generally do not include award fees, incentive fees or other provisions that may be considered as a variable consideration.

The Company has a standard quarterly progress review process in which management reviews the progress and execution of the Company's performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and costs to achieve the schedule (e.g., the number and type of milestone events), technical and other contract requirements. Management must make assumptions and estimates regarding the complexity of the work to be performed, the availability of materials and outside services, the length of time to complete the performance obligation and labor and overhead cost rates, among other significant judgments. Based on this analysis, any quarterly adjustments to revenues, cost of revenues, and the related impact to operating earnings are recognized as necessary in the period they become known on a cumulative catch-up basis. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenues to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

Similar to the Oncology Systems segment, the Company recognizes VPT revenues for software and installation upon completion and acceptance of the software and installation services.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Unfulfilled Performance Obligations for Oncology Systems and VPT
The following table represents the Company's unfulfilled performance obligations as of December 29, 2017 and the estimated revenue expected to be recognized in the future related to these performance obligations:

	Fiscal years of revenue recognition
(In millions)	2018	2019	2020	Thereafter
Unfulfilled Performance Obligations	$1,588.2	$1,857.4	$697.4	$1,384.6

The table above includes both product and service unfulfilled performance obligations, which includes a component of service performance obligations which have not been invoiced. The time bands reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products or customer acceptance terms.

As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company expects to recognize such revenue for all periods prior to the date of initial application of ASC 606 (ii) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less (iii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less, which mainly includes the Company's internal sales force compensation program and certain partner sales incentive programs (iv) not to recast revenue for contracts that begin and end in the same fiscal period, and (v) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Contract Balances

The timing of revenue recognition, billings and cash collections results in trade and unbilled receivables, and deferred revenues on the Condensed Consolidated Balance Sheet. In Oncology Systems, the Company often collects an advance payment and the balance is typically billed on a combination of delivery and/or acceptance. In VPT, the Company usually collects an advance payment and additional amounts are billed as work progresses in accordance with agreed-upon contractual terms upon achievement of contractual milestones. Service contracts are usually billed at the beginning of the contract period or at periodic intervals (e.g. monthly or quarterly) during the contract which could result in a contract asset and contract liability. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. However, when the Company receives advances or deposits from customers, which can be higher in the initial stages of the contract, particularly international contracts in the case of Oncology Systems, before revenue is recognized, this results in deferred revenues which represents a contract liability. These contract assets and liabilities are reported as unbilled receivables and deferred revenues, respectively, on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASC 606. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. Effective September 30, 2017, the Company elected to early adopt the requirements of ASC 606 using the full retrospective method, which required the Company to recast the prior reporting periods presented.
The most significant impacts on adoption were in the Oncology Systems segment and are primarily due to the removal of the contingent revenue cap which limited revenue recognition to the amount of cash received from the customer, the elimination of the mandatory revenue deferral for software sold with extended payment terms and the removal of the vendor-specific objective evidence requirement for the separation of bundled software products. The Company also identified additional performance obligations for training and certain elements of warranty that are recognized as separate performance obligations, and identified that certain new performance obligations were previously accounted for as part of hardware products and will result in a change in classification of revenues from product to service. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionalities to enable the preparation of financial information.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company has recast its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select Condensed Consolidated Statements of Earnings line items, which reflect the adoption of ASC 606 are as follows:

	Three Months Ended
	December 30, 2016
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Adjusted
Revenues:
Product	$343.6	$(34.4)	$309.2
Service	268.2	24.1	292.3
Total revenues	611.8	(10.3)	601.5
Cost of revenues:
Product	224.4	(18.2)	206.2
Service	111.7	16.6	128.3
Total cost of revenues	336.1	(1.6)	334.5
Gross margin	275.7	(8.7)	267.0
Earnings from continuing operations before taxes	28.0	(8.7)	19.3
Taxes on earnings	13.5	(2.2)	11.3
Net earnings from continuing operations	14.5	(6.5)	8.0
Net earnings from discontinued operations	6.5	—	6.5
Net earnings	$21.0	$(6.5)	$14.5
Net earnings attributable to Varian	$20.4	$(6.5)	$13.9

Diluted net earnings per share from continuing operations attributable to Varian	$0.15	$(0.07)	$0.08
Select Condensed Consolidated Statements of Balance Sheet line items, which reflect the adoption of ASC 606 are as follows:

	September 29, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Assets:
Trade and unbilled receivables, net	$823.5	$138.0	$961.5
Inventories	439.7	(22.0)	417.7
Prepaid expenses and other current assets	199.8	(9.5)	190.3
Deferred tax assets	138.8	8.5	147.3

Liabilities and Equity:
Accrued liabilities	394.7	(19.8)	374.9
Deferred revenues	640.6	114.8	755.4
Other long-term liabilities	130.0	(2.6)	127.4
Retained earnings	756.0	22.6	778.6
In addition, the cumulative effect of ASC 606 to the Company's retained earnings at October 2, 2015 was $56.7 million. Adoption of ASC 606 had no impact to net cash from or used in operating, investing or financing activities in the Company's Condensed Consolidated Statements of Cash Flows.
In the first quarter of fiscal year 2018, the Company elected to early adopt the FASB guidance which targeted improvements to the accounting for hedging activities. The guidance allows companies to more accurately present the economic effects of risk management activities in the financial statements. This amendment is required to be applied prospectively. The primary impact

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

of the adoption is the required disclosure changes. The adoption of the new guidance did not have material impact on the Company's condensed consolidated financial statements.
In the first quarter of fiscal year 2018, the Company adopted the FASB guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company has elected to use the prospective transition method for the presentation of excess tax benefits on the statement of cash flows. Under the new standard, excess tax benefits are now included in taxes on earnings in the Consolidated Statement of Earnings. The Company elected to recognize forfeitures as they occur and the impact of this change in accounting policy was recorded as a $0.4 million reduction, net, to its beginning retained earnings balance as of September 30, 2017. See Note 11, "Income Taxes" for more information on the impact of this accounting guidance. The remaining provisions of this amendment did not have a material impact on the Company's condensed consolidated financial statements.
In the first quarter of fiscal year 2018, the Company adopted the FASB accounting guidance related to inventory measurement. The amendment requires inventory measured using first-in, first-out (FIFO) or average cost to be subsequently measured at the lower of cost and net realizable value, thereby simplifying the current guidance that requires an entity to measure inventory at the lower of cost or market. This amendment is required to be applied prospectively. The adoption of this new guidance did not have a material impact to the Company’s condensed consolidated financial statements.
In the first quarter of fiscal year 2018, the Company elected to early adopt the FASB guidance on the definition of a business in accounting for transactions when determining whether they represent acquisitions or disposals of assets or of a business. The Company adopted this amendment prospectively. The adoption of this new guidance did not have an impact to the Company’s condensed consolidated financial statements.
In the first quarter of fiscal year 2018, the Company elected to early adopt the FASB guidance simplifying the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The Company adopted this amendment prospectively. The adoption of this new guidance did not have an impact to the Company’s condensed consolidated financial statements.
Recent Accounting Standards or Updates Not Yet Effective
In May 2017, the FASB provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In March 2017, the FASB amended its guidance on the accounting related to defined benefit plans and other post-retirement benefits. This amendment requires the service cost component of net periodic pension and post-retirement benefit cost be presented in the same line item as other employee compensation costs, while the other components be presented separately as non-operating income (expense). The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.
In November 2016, the FASB amended its guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively. The amendment is not expected to have a material impact to the Company’s condensed consolidated financial statements.
In October 2016, the FASB amended its guidance for tax accounting for intra-entity asset transfers. The amendment removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. Early adoption is permitted. The amendment is required to be adopted on a modified retrospective basis. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In August 2016, the FASB issued an amendment to its accounting guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019 with early adoption permitted. The amendment is required to be adopted retrospectively unless it is impracticable. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.
In June 2016, the FASB issued an amendment to its accounting guidance related to impairment of financial instruments. The amendment adds a new impairment model that is based on expected losses rather than incurred losses. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021 with early adoption permitted beginning in the first quarter of fiscal year 2020. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.
In February 2016, the FASB issued a new standard on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The new standard is required to be adopted using a modified retrospective method to each prior reporting period presented with various optional practical expedients. The new standard will be effective for the Company beginning in its first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the impact of adopting this new standard to its condensed consolidated financial statements.
In January 2016, the FASB issued an amendment to its accounting guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2019. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.
2. DISCONTINUED OPERATIONS

On January 28, 2017, the Company completed the Distribution of Varex. In connection with the Distribution, the Company and Varex entered into a separation and distribution agreement as well as various other agreements that governs the relationships between the parties, including a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property matters agreement, a trademark license agreement and supply/distribution agreements. The separation and distribution agreement and other agreements related to the separation were entered into on January 27, 2017. Services under the transition services agreement were for 60 days to 24 months following the Distribution Date, depending on the service provided.
On January 25, 2017, the Company entered into a term facility ("Varex Term Facility"), and on the same day drew down $203.0 million under the facility. In conjunction with the Distribution, the Company used $200.0 million of those proceeds to repay a portion of its outstanding 2013 Revolving Credit Facility. At the Distribution Date, the Company contributed $81.3 million in cash and cash equivalents to Varex as part of the distribution and transfer of certain legal entities. In fiscal year 2017, the Company received $38.7 million from Varex for excess cash and cash equivalents contributed at the Distribution Date. In fiscal year 2017, the Company recorded a $334.1 million reduction to retained earnings as a result of the Distribution of Varex, which included assets and liabilities transferred to Varex on the distribution date, including $203.0 million debt outstanding under the Varex Term Facility.
Following the Distribution, Varex retained a specified amount of cash that would enable Varex to pay the Company consideration for certain net assets outside of the United States that were required to be transferred to Varex but which did not occur on the Distribution Date due to not having received regulatory approvals for such transfers. Once those regulatory approvals are received, the Company will receive a cash payment from Varex in consideration for such net asset transfers. At December 29, 2017, the Company had $9.2 million in assets (net of liabilities) on its Condensed Consolidated Balance Sheet related to Varex net assets to be transferred. The Company expects the remainder of Varex's net assets will be transferred in fiscal year 2018. If the Company does not receive the necessary regulatory approvals during a specified time period, Varex will be required to transfer such cash amounts to Varian.
The financial results of Varex are presented as net earnings from discontinued operations on the Condensed Consolidated Statements of Earnings, and primarily include the financial results of the Company's former Imaging Components operating segment and costs relating to the Distribution. Corporate costs previously allocated to the Company's Imaging Components

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

operating segment are not included in discontinued operations. See Note 16, "Segment Information" for more information related to corporate allocated costs.
The following table summarizes the key components of net earnings from discontinued operations:

Three Months Ended (1)
(In millions)	December 30, 2016
Revenues	$151.5
Cost of revenues	92.7
Gross margin	58.8
Operating expenses (2)	46.4
Operating earnings	12.4
Taxes on earnings	5.9
Net earnings from discontinued operations	6.5
Less: Net earnings from discontinued operations attributable to noncontrolling interests	0.1
Net earnings from discontinued operations attributable to Varian	$6.4

(1)	There was no activity in net earnings from discontinued operations during the three months ended December 29, 2017.

(2)
Operating expenses included separation costs of $14.9 million during the three months ended December 30, 2016. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's balance sheet:

(In millions)	December 29, 2017	September 29, 2017
Assets:
Trade accounts receivable, net	$9.0	$8.1
Inventories	2.2	2.9
Prepaid expenses and other current assets	0.1	0.1
Current assets of discontinued operations	11.3	11.1
Total assets of discontinued operations	$11.3	$11.1
Liabilities:
Accounts payable	$1.2	$2.0
Accrued liabilities	0.9	0.5
Current liabilities of discontinued operations	2.1	2.5
Total liabilities of discontinued operations	$2.1	$2.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents supplemental cash flow information of discontinued operations:

Three Months Ended (1)
(In millions)	December 30, 2016
Operating activities:
Share-based compensation expense	$1.3
Depreciation expense	3.3
Amortization expense	1.3
Investing activities:
Purchases of property, plant and equipment	(5.0)

(1)	There was no cash flow activity from discontinued operations during the three months ended December 29, 2017.
3. BALANCE SHEET COMPONENTS

The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers as of December 29, 2017 and September 29, 2017:

(In millions)	December 29, 2017	September 29, 2017
Unbilled receivables - current	$269.5	$259.1
Unbilled receivables - long-term (1)	29.0	10.9
Deferred revenues - current	(772.3)	(755.4)
Deferred revenues - long-term (2)	(8.8)	(7.2)
Total net unbilled receivables (deferred revenues)	$(482.6)	$(492.6)

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.

During the three months ended December 29, 2017, unbilled receivables net of deferred revenues increased by $10.0 million primarily due to timing of billings occurring after the revenue was recognized and also milestone payments.

During the three months ended December 29, 2017 and December 30, 2016, the Company recognized revenue of $196.4 million and $218.8 million, respectively, which was included in the deferred revenues balance at September 29, 2017 and September 30, 2016, respectively.

The Company did not have any impairment losses on its unbilled receivables during the three months ended December 29, 2017. The Company recognized an impairment loss of $17.2 million from long-term unbilled receivables during the three months ended December 30, 2016. See Note 15, "VPT Loans and Securities" for further information.

The following table summarizes the Company's inventories:

(In millions)	December 29, 2017	September 29, 2017
Raw materials and parts	$319.8	$296.5
Work-in-process	47.6	47.7
Finished goods	64.0	73.5
Total inventories	$431.4	$417.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following tables summarize the Company's available-for-sale securities:

	December 29, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
DRTC securities (1)	$8.0	$—	$—	$8.0
APTC securities (1)	6.0	—	—	6.0
GPTC securities (2)	4.5	—	—	4.5
Total available-for-sale securities	$18.5	$—	$—	$18.5

	September 29, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Original CPTC loans (2)	$47.4	$—	$—	$47.4
DRTC securities (2)	8.0	—	—	8.0
GPTC securities (2)	4.4	—	—	4.4
Total available-for-sale securities	$59.8	$—	$—	$59.8

(1)
Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets because the Company has the ability and intent to sell these securities in the next twelve months. Subsequent to December 29, 2017, the Company sold its DRTC securities.

(2)
Included in other assets on the Company's Condensed Consolidated Balance Sheets because the maturity dates are greater than one year and the Company does not have the intent and ability to collect or sell all or a portion of its loans or securities in the next twelve months.

See Note 4, "Fair Value" and Note 15, "VPT Loans and Securities" for more information on the Original California Proton Treatment Center, LLC (“Original CPTC”) Loans, Alabama Proton Therapy Center ("APTC"), Delray Radiation Therapy Center (“DRTC”) and Georgia Proton Treatment Center ("GPTC") Securities.

The following table summarizes the Company's other long-term liabilities:

(In millions)	December 29, 2017	September 29, 2017
Long-term income taxes payable	$203.0	$48.6
Deferred income taxes	27.3	17.1
Other	62.1	61.7
Total other long-term liabilities	$292.4	$127.4

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at December 29, 2017:
Available-for-sale securities:
DRTC securities	$—	$8.0	$—	$8.0
APTC securities	—	6.0	—	6.0
GPTC securities	—	4.5	—	4.5
Total assets measured at fair value	$—	$18.5	$—	$18.5

Liabilities at December 29, 2017:
Derivative liabilities:	$—	$(0.4)	$—	$(0.4)
Total liabilities measured at fair value	$—	$(0.4)	$—	$(0.4)

Assets at September 29, 2017:
Available-for-sale securities:
Original CPTC loans	$—	$—	$47.4	$47.4
DRTC securities	—	8.0	—	8.0
GPTC securities	—	4.4	—	4.4
Total assets measured at fair value	$—	$12.4	$47.4	$59.8

The Company's Level 2 available-for-sale securities consist of bonds for DRTC, APTC and GPTC. The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs such as yields, credit risks, default rates, and volatility. As of December 29, 2017 and September 29, 2017, the carrying amount of the Level 2 available-for-sale securities approximated their fair value. See Note 15, "VPT Loans and Securities" for further information about these bonds.

The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to thirteen months in duration. See Note 8, "Derivative Instruments and Hedging Activities" for more information about the Company's derivative instruments.
In December 2017, the Original CPTC loans were modified and partially satisfied resulting in a Term Loan of $53.5 million, as defined in Note 15, "VPT Loans and Securities" for further information. One of the modifications was that the loan agent no longer has the option to purchase these loans from the Company, therefore, the Original CPTC loans are no longer classified as an available-for-sale security. The Company had no unrealized gains or unrealized losses associated with the Original CPTC loans recorded in its other comprehensive income. The modification to the Original CPTC Loans had no impact on the Company's Condensed Consolidated Statements of Earnings for the three months ended December 29, 2017. As of September 29, 2017, the Company classified the Original CPTC loans as available-for-sale securities, the fair value of which was based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans as well as underlying cash flow assumptions. However, the Company did not increase the fair value of the Original CPTC loans above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, had the option to purchase these loans from the Company under the original terms and conditions at par value.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Available-for-sale Securities
Balance at September 29, 2017	$47.4
Reclassification of Original CPTC Loans to Term Loan	(47.4)
Balance at December 29, 2017	$—

There were no transfers of assets or liabilities between fair value measurement levels during either the three months ended December 29, 2017, or the three months ended December 30, 2016. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, trade and unbilled receivables, net of allowance for doubtful accounts, short-term notes receivable, revolving loan to CPTC, senior secured debt, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of December 29, 2017, the fair value of the Term Loan with CPTC approximated its carrying value of $44.0 million. See Note 15, "VPT Loans and Securities" for further information. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry. As a result, the Term Loan is categorized as Level 3 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable approximated their carrying value of $56.0 million and $86.7 million at December 29, 2017 and September 29, 2017, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See, Note 5, "Receivables" for information on the long-term notes receivable.
5. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net and notes receivable as of December 29, 2017 and September 29, 2017:

(In millions)	December 29, 2017	September 29, 2017
Trade and unbilled receivables, gross	$955.5	$1,039.2
Allowance for doubtful accounts	(42.6)	(63.1)
Trade and unbilled receivables, net	$912.9	$976.1
Short-term	$880.1	$961.5
Long-term (1)	$32.8	$14.6

Notes receivable	$86.0	$91.7
Short-term (2)	$30.0	$5.0
Long-term (1)	$56.0	$86.7

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s financing receivables consist of trade receivables with contractual maturities of more than one year and notes receivable. A small portion of the Company's financing trade receivables are included in short-term trade accounts receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

As of December 29, 2017, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables. As of September 29, 2017, the allowance for doubtful accounts included $45.9 million related to short-term trade and unbilled receivables and $17.2 million related to long-term unbilled receivables, which was written off in the first quarter of fiscal year 2018.
See Note 15, "VPT Loans and Securities" for more information on the Company's short-term and long-term notes receivable balances.
6. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Varian Particle Therapy	Total
Balance at September 29, 2017	$170.2	$52.4	$222.6
Foreign currency translation adjustments	—	0.8	0.8
Balance at December 29, 2017	$170.2	$53.2	$223.4
The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets:

	December 29, 2017			September 29, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$102.0	$(65.3)	$36.7	$102.0	$(60.9)	$41.1
Customer contracts and supplier relationship	33.9	(15.3)	18.6	33.9	(14.3)	19.6
Other	5.5	(4.0)	1.5	5.5	(3.4)	2.1
Total intangible with finite lives	141.4	(84.6)	56.8	141.4	(78.6)	62.8
In-process research and development with indefinite lives	8.8	—	8.8	8.8	—	8.8
Total intangible assets	$150.2	$(84.6)	$65.6	$150.2	$(78.6)	$71.6
Amortization expense for intangible assets was $6.3 million and $3.8 million in the three months ended December 29, 2017 and December 30, 2016, respectively.
As of December 29, 2017, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2018	$12.6
2019	11.7
2020	9.3
2021	7.2
2022	6.0
Thereafter	10.0
Total remaining amortization for intangible assets	$56.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

7. BORROWINGS
The following table summarizes the Company's short-term borrowings:

	December 29, 2017		September 29, 2017
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
2017 Revolving Credit Facility	$340.0	2.49%	$350.0	2.36%
Total short-term borrowings	$340.0		$350.0
The Company entered into an agreement, dated September 1, 2017, ("Credit Agreement") with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Debt Lenders"). The Credit Agreement provides for a five-year revolving credit facility (the "2017 Revolving Credit Facility") in an aggregate principal amount of up to $600.0 million. The 2017 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The Company may increase the aggregate commitments under the 2017 Revolving Credit Facility by up to $100 million, plus an amount based on the Company's consolidated leverage ratio on a pro forma basis, subject to certain conditions being met, including lender approval. The Credit Agreement will expire in September 2022. The 2017 Revolving Credit Facility can be prepaid without any premium or penalty. The proceeds of the 2017 Credit Facility may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes, as well as to satisfy the outstanding obligation under the prior credit facility. The Company incurred $1.8 million in debt issuance costs for its 2017 Revolving Credit Facility, which will be amortized over the five-year term. Debt issuance costs are recorded in prepaid expenses and other current assets and other assets on the Condensed Consolidated Balance Sheets.

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
The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2017 Revolving Credit Facility, subject to certain limitations on the amount secured. As of December 29, 2017, no subsidiary guaranties were required to be executed under the Credit Agreement.
The Credit Agreement contains provisions that limit the Company's ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions.
The Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company has also agreed to maintain certain financial covenants including (i) a maximum consolidated leverage ratio, involving funded indebtedness and EBITDA, and (ii) a minimum consolidated interest coverage ratio. The Company was in compliance with all financial covenants under the Credit Agreement for all periods within these condensed consolidated financial statements.

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
The fair value of derivative instruments reported on the Condensed Consolidated Balance Sheets was as follows:

	Liability Derivatives
	Balance Sheet	December 29, 2017
(In millions)	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$(0.4)
Total derivatives		$(0.4)
At September 29, 2017, the Company did not have any outstanding derivatives designated as hedging instruments. As of December 29, 2017 and September 29, 2017, the fair value of the Company's derivatives not designated as hedging instruments were not material. See Note 4, "Fair Value" for the valuation of the Company’s derivative instruments. Also, see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2017 Annual Report for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions in the same currency, with a single net amount payable by one party to the other. As of December 29, 2017 and September 29, 2017, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities
The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. Dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contracts are entered into up to several times a quarter and range from one to thirteen months in maturity.

The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the change in fair value of the derivatives in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception, the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged and its risk management objective and strategy for undertaking the hedge. The Company records the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings (Loss) in the period in which the hedged transaction is

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The time value of the derivative and hedged item is included in the assessment of hedge effectiveness.

At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of December 29, 2017, all forecasted cash flows were still probable to occur. As of December 29, 2017, the net unrealized loss, before tax, on derivative instruments of $0.4 million was included in accumulated other comprehensive loss and is expected to be reclassified to earnings over the next twelve months.

The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

December 29, 2017
(In millions)	Notional Value Sold
Euro	$24.9
Total	$24.9

During the three months ended December 29, 2017, the Company recognized an unrealized loss of $0.3 million, in other comprehensive earnings on foreign currency forward contracts designated as cash flow hedges. The Company did not have any foreign currency forward contracts designated as cash flow hedges during the three months ended December 30, 2016.

The effect of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings (Loss) was as follows:

	Location and Amount Recognized in Earnings (Loss) on Cash Flow Hedging Relationships
	December 29,	December 30,
	2017	2016
(In millions)	Revenues	Revenues
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings (Loss) in which the effects of fair value and cash flow hedges are recorded	$678.5	$601.5

Loss on cash flow hedge relationships:
Foreign exchange contracts:
Amount of gain reclassified from accumulated other comprehensive loss into earnings (loss)	$0.1	$—
Balance Sheet Hedging Activities
The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. Dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency. The foreign currency forward contracts are short term in nature, typically with a maturity of approximately one month, and are based on the net forecasted balance sheet exposure. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings (Loss). Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. Variations from the forecasted foreign currency assets or liabilities, coupled with a significant currency rate movement, may result in a material gain or loss if the hedges are not effectively offsetting the change in value of the foreign currency asset or liability. Other than foreign exchange hedging activities, the Company has no other free-standing or embedded derivative instruments.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company had the following outstanding foreign currency forward contracts:

	December 29, 2017
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$34.7	$—
Brazilian Real	10.9	—
British Pound	31.7	—
Canadian Dollar	3.4	—
Euro	252.1	6.0
Hungarian Forint	3.2	—
Indian Rupee	11.2	—
Japanese Yen	62.9	—
Norwegian Krone	2.2	—
Polish Zloty	33.2	—
Swiss Franc	—	40.9
Thai Baht	4.6	—
Totals	$450.1	$46.9

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings (Loss) related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings (Loss) on Derivative Instruments
	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Selling, general and administrative expenses	$(4.7)	$14.9

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of December 29, 2017 and September 29, 2017, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.
9. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Accrued product warranty, at beginning of period	$41.3	$41.9
Charged to cost of revenues	14.4	9.2
Actual product warranty expenditures	(8.6)	(12.1)
Accrued product warranty, at end of period	$47.1	$39.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets as of December 29, 2017 and September 29, 2017.
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
The Company also reimburses certain third parties for cleanup activities. The Company spent $0.2 million and $0.1 million (net of amounts borne by third-parties) in the three months ended December 29, 2017 and December 30, 2016, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs.
With respect to some of these facilities, inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the cleanup sites (“Group A Sites”). Nonetheless, as of December 29, 2017, the Company estimated that, net of third parties’ indemnification obligations, future costs associated with the environmental remediation liabilities for the Group A Sites would range in total from $1.0 million to $7.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of December 29, 2017. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.0 million for these cleanup projects as of December 29, 2017. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.

In addition to the Group A Sites, there are other past and present facilities (“Group B Sites”) where the Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of, the governmental agencies having jurisdiction. As of December 29, 2017, the Company estimated that the Company’s future exposure on the Group B Sites, net of third parties’ indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $3.5 million to $19.5 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of December 29, 2017. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $5.6 million at December 29, 2017. Accordingly, the Company had accrued $4.8 million as of December 29, 2017 for these costs, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.0 million accrued for the Group A Sites.
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

The Company evaluates its liability for investigation and cleanup costs in light of the obligations and financial strength of potential third parties and insurance companies the Company believes it has rights to indemnity or reimbursement. The Company has an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of the portion due to third parties who reimburse the Company, from that insurer amounted to $1.6 million at both December 29, 2017 and September 29, 2017, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets. The payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with an insurance company who appears to be financially viable and who has paid the Company’s claims in the past.

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
Restructuring Charges
2017 Restructuring Plan
In the first quarter of fiscal year 2017, the Company offered an enhanced retirement program to its qualifying employees and implemented a workforce reduction (collectively "the 2017 Restructuring Plan"), primarily in its Oncology Systems and VPT segments, to improve operational performance. The Company did not incur any restructuring charges during the three months ended December 29, 2017 and incurred $3.8 million in restructuring charges during the three months ended December 30, 2016. As of December 29, 2017, the Company plans to complete this plan in fiscal year 2018 and does not expect any additional restructuring charges under this plan.
The following table provides a summary of changes in the restructuring liability related to the Company's restructuring plans:

(In millions)	September 29, 2017	Restructuring Charges	Cash Payments	December 29, 2017
2017 Restructuring Plan	$3.9	$—	$(2.2)	$1.7
Total	$3.9	$—	$(2.2)	$1.7
The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings (Loss).
10. RETIREMENT PLANS
The Company sponsors five defined benefit pension plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.
The components of net defined benefit costs were as follows:

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Defined Benefit Plans
Service cost	$1.6	$1.7
Interest cost	0.8	0.6
Expected return on plan assets	(2.0)	(1.7)
Amortization of prior service cost	(0.1)	(0.1)
Recognized actuarial loss	0.7	1.1
Net periodic benefit cost	$1.0	$1.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

11. INCOME TAXES
The Company’s effective tax rate was 191.5% and 58.6% for the three months ended December 29, 2017 and December 30, 2016, respectively. The increase in the Company’s effective tax rate during the three months ended December 29, 2017, compared to the year-ago period, was primarily due to the tax effect of the Tax Cuts and Jobs Act (the "Act") which was signed into law on December 22, 2017. The Company’s effective tax rate in the year-ago period was also high due to the impairment of the CPTC loans in December 2016, which were made by one of the Company's Swiss subsidiaries, which has a low tax rate, and a significant portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of the Company's German subsidiaries which has a full valuation allowance.

The Act was signed into law on December 22, 2017. Among other changes, the Act reduces the U.S. corporate tax rate from 35% to 21%, and imposes a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. U.S. GAAP generally requires that the tax effect of a change in tax laws or rates be accounted for in the period of enactment.

The reduction in the U.S. corporate tax rate is effective January 1, 2018. As the Company has a September fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. corporate rate of approximately 24.6% for the Company's fiscal year ending September 28, 2018, and 21% for subsequent fiscal years. The reduction in the rate requires the Company to re-measure its net deferred tax assets that were originally recorded assuming a future tax benefit at the 35% rate. During the three months ended December 29, 2017, the Company recorded a provisional discrete tax expense of $37.8 million related to re-measuring its net deferred tax assets as a result of the rate reduction.

As part of the transition to a modified territorial system, the Act imposes a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. During the three months ended December 29, 2017, the Company recorded a provisional discrete tax expense of $169.3 million related to the one-time transition tax. The Company intends to elect to pay this tax over the eight-year period allowed for in the Act. The transition to a modified territorial regime and the one-time transition tax on unremitted earnings has also caused the Company to re-evaluate its intentions with respect to the unremitted earnings of foreign subsidiaries. In the past, the Company did not accrue U.S. taxes on certain undistributed profits of certain foreign subsidiaries because the earnings were considered to be indefinitely reinvested. In light of the changes to the taxation of foreign earnings in the Act, the Company no longer considers the earnings of its foreign subsidiaries to be indefinitely reinvested.
Other provisions of the Act include a new minimum tax on certain foreign earnings (the Global Intangibles Low-taxed Income, or "GILTI"), a new tax on certain payments to foreign related parties (the Base Erosion Anti-avoidance Tax, or "BEAT"), a new incentive for Foreign-derived Intangibles Income ("FDII"), changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. Generally, these other provisions take effect for the Company in the fiscal year ending September 28, 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”). This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Act. SAB 118 further directs that during the measurement period, registrants who are able to make reasonable estimates of the tax effects of the Act should include those amounts in their financial statements as “provisional” amounts. Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Act. The amounts of the tax effects related to the Act described in the paragraphs above represent the Company’s reasonable estimates and are provisional amounts within the meaning of SAB 118. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Act. In subsequent periods, but within the measurement period, the Company will analyze that guidance and other necessary information, including the amount of foreign earnings and profits, pools of foreign tax, and the Company's foreign cash position, to refine its estimates and complete its accounting for the tax effects of the Act.
The Company adopted the FASB guidance related to employee share-based payments during the period ended December 29, 2017. Among other changes, this standard changes the treatment of the tax effect of the excess stock deduction. For a share-based compensation instrument, the excess stock deduction is the difference between the amount of the deduction for taxable income and the amount of expense in the financial statements related to that instrument. Under the prior standard, the tax effect of the excess stock deduction related to share-based compensation was recorded to additional paid-in capital in the equity section on the Condensed Consolidated Balance Sheets. Under the new standard, the tax effect of the excess stock deduction related to share-based compensation is recorded as a discrete item to income taxes in the Condensed Consolidated Statements of Earnings (Loss). During the three months ended December 29, 2017, the Company recorded a discrete tax benefit of $1.5 million related to excess stock deduction activity in the quarter. The Company expects that the new standard may cause its effective tax rate to be less predictable and more volatile going forward.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits increased by $10.5 million during the three months ended December 29, 2017, primarily due to the impact of the Act on the Company's unrecognized tax benefits. The impact of this increase in tax expense is included in the amount of the provisional discrete expense related to the one-time transition tax above. In addition, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statute of limitations in various jurisdictions.
12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase (“ASR”) programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of December 29, 2017, approximately 4.7 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	December 29, 2017	December 30, 2016
Number of shares	0.5	0.5
Average repurchase price per share	$108.16	$98.98
Total cost	$56.7	$49.5

Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 29, 2017	$(44.1)	$—	$(24.7)	$(68.8)
Other comprehensive earnings (loss) before reclassifications	—	(0.3)	3.1	2.8
Amounts reclassified out of other comprehensive earnings (loss)	0.4	(0.1)	—	0.3
Tax (expense) benefit	(0.1)	0.1	—	—
Balance at December 29, 2017	$(43.8)	$(0.3)	$(21.6)	$(65.7)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 30, 2016	$(63.3)	$(37.5)	$(100.8)
Other comprehensive loss before reclassifications	—	(13.1)	(13.1)
Amounts reclassified out of other comprehensive earnings	0.9	—	0.9
Tax expense	(0.1)	—	(0.1)
Balance at December 30, 2016	$(62.5)	$(50.6)	$(113.1)

The amounts reclassified out of other comprehensive loss into the Condensed Consolidated Statements of Earnings (Loss), with line item location, during each period were as follows:

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Comprehensive Earnings Components	Income (Loss) Before Taxes		Line Item in Statements of Earnings (Loss)
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.4)	$(0.9)	Cost of revenues & Operating expenses
Unrealized gain on cash flow hedging instruments	0.1	—	Revenues
Total amounts reclassified out of other comprehensive earnings	$(0.3)	$(0.9)

Noncontrolling Interests
In connection with the Distribution of Varex in January 2017, the Company's redeemable noncontrolling interests relating to MeVis Medical Solutions AG ("MeVis") were transferred to Varex.

Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

	Three Months Ended
	December 29, 2017	December 30, 2016
(In millions)	Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Beginning of Period	$4.3	$3.7	$10.3
Net earnings attributable to noncontrolling interests	0.1	0.5	0.1
Other	—	—	(0.1)
End of Period	$4.4	$4.2	$10.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Cost of revenues - Product	$0.7	$0.8
Cost of revenues - Service	1.0	1.0
Research and development	1.2	1.2
Selling, general and administrative	7.8	7.2
Total share-based compensation expense	$10.7	$10.2
Income tax benefit for share-based compensation	$(2.1)	$(3.0)

The Company adopted new accounting guidance in the three months ended December 29, 2017 where it elected to change its accounting policy to account for forfeitures as they occur rather than estimating expected forfeitures. Share based compensation expense for the three months ended December 30, 2016 was recorded net of estimated forfeitures. See Note 1, "Summary of Significant Accounting Policies" for further information.

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 29, 2017	December 30, 2016
Employee Stock Option Plans
Expected term (in years)	3.82	4.13
Risk-free interest rate	1.9%	1.4%
Expected volatility	18.7%	20.5%
Expected dividend	—%	—%
Weighted average fair value at grant date	$19.45	$15.44

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 29, 2017	December 30, 2016
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	1.2%	0.5%
Expected volatility	17.9%	22.3%
Expected dividend	—%	—%
Weighted average fair value at grant date	$20.97	$19.37

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

A summary of share-based awards available for grant is as follows:

(In millions)	Shares Available for Grant
Balance at September 29, 2017	2.5
Granted	(0.8)
Cancelled or expired	0.3
Balance at December 29, 2017	2.0

For purposes of the total number of shares available for grant under the Fourth Amended 2005 Plan, any shares subject to awards of stock options and performance stock options are counted against the available-for-grant limit as one share for every one share subject to the award. Awards other than stock options and performance stock options are counted against the available-for-grant limit as 2.6 shares for every one share awarded on or after February 9, 2012. The shares available for grant limit is further adjusted to reflect a maximum payout that could be issued for each performance grant. The maximum payouts that could be issued for each performance grant are 2.0 shares beginning in fiscal year 2018, 1.75 shares in fiscal years 2017 and 2016, and 2.0 shares in fiscal year 2015. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.
Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 29, 2017	2.3	$74.08
Granted	0.2	109.05
Cancelled or expired (2)	—	75.38
Exercised	(0.2)	67.62
Balance at December 29, 2017	2.3	$78.45	4.8	$74.3

Exercisable at December 29, 2017	1.1	$72.45	3.7	$41.2

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $111.15 as of December 29, 2017, the last trading date of the first quarter of fiscal year 2018, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

(2)	The cancelled and expired shares were not material for disclosure.
As of December 29, 2017, there was $12.0 million of total unrecognized compensation expense related to stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2017	0.9	$75.37
Granted	0.1	109.16
Vested (1)	—	74.62
Cancelled or expired	(0.1)	84.96
Balance at December 29, 2017	0.9	$79.38

(1)	The vested shares were not material for disclosure.
As of December 29, 2017, unrecognized compensation expense totaling $32.7 million was related to awards of restricted stock, restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.0 years.
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
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
(In millions, except per share amounts)	December 29, 2017	December 30, 2016
Net earnings (loss) from continuing operations	$(112.2)	$8.0
Less: Net earnings from continuing operations attributable to noncontrolling interests	0.1	0.5
Net earnings (loss) from continuing operations attributable to Varian	$(112.3)	$7.5

Net earnings from discontinued operations	$—	$6.5
Less: Net earnings from discontinued operations attributable to noncontrolling interests	—	0.1
Net earnings from discontinued operations attributable to Varian	—	6.4
Net earnings (loss) attributable to Varian	$(112.3)	$13.9

Weighted average shares outstanding - basic	91.6	93.5
Dilutive effect of potential common shares	—	0.7
Weighted average shares outstanding - diluted	91.6	94.2

Net earnings (loss) per share attributable to Varian - basic
Continuing operations	$(1.22)	$0.08
Discontinued operations	—	0.07
Net earnings per share - basic	$(1.22)	$0.15

Net earnings (loss) per share attributable to Varian - diluted
Continuing operations	$(1.22)	$0.08
Discontinued operations	—	0.07
Net earnings per share - diluted	$(1.22)	$0.15
Anti-dilutive employee share-based awards, excluded	3.2	0.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company excludes potentially dilutive common shares (consisting of shares underlying stock options and the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the awards or the sum of (a) the exercise price of the awards and (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share. For the three months ended December 29, 2017, the diluted net loss per share is the same as the basic net loss per share as the effects of all potential common stock equivalents are anti-dilutive.
15. VPT LOANS AND INVESTMENT

In limited cases, the Company participates, along with other investors and at market terms, in the financing of proton therapy centers. Over time the Company has divested some of its investments, including investments in CPTC, NYPC and DRTC.
The following table lists the Company's outstanding loans, investment and commitments for funding development, construction and operations of various proton therapy centers:

	December 29, 2017		September 29, 2017
(In millions)	Balance	Commitment	Balance	Commitment
Notes receivable and secured debt:
MPTC loans (1)	$60.1	$—	$60.1	$—
RPTC senior secured debt (2)	25.8	—	25.4	—
NYPC loan (3)	18.5	—	18.5	—
PI loan (3)	2.5	—	3.0	—
CPTC DIP loan (3)	—	—	5.1	2.2
	$106.9	$—	$112.1	$2.2
Available-for-sale Securities:
Original CPTC loans (3)	$—	$—	$47.4	$—
DRTC securities (4)	8.0	—	8.0	—
APTC securities (2)	6.0	—	—	—
GPTC securities (3)	4.5	11.8	4.4	11.8
	$18.5	$11.8	$59.8	$11.8

CPTC Loans and Investment:
Short-term revolving loan (2)	$2.4	$4.8	$—	$—
Term loan (3)	44.0	—	—	—
Equity investment in CPTC (3)	9.5	—	—	—
	$55.9	$4.8	$—	$—

(1)
Includes $35.0 million in other assets at both December 29, 2017 and September 29, 2017, respectively, and $25.1 million in prepaid and other current assets at December 29, 2017 and other assets at September 29, 2017 on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(4)	Included in prepaid and other current assets at December 29, 2017 and in other assets at September 29, 2017 on the Company's Condensed Consolidated Balance Sheets.
Alabama Proton Therapy Center ("APTC") Securities
In December 2017, the Company purchased $6.0 million in Subordinate Revenue Bonds from the Public Finance Authority which is financing the APTC. The Subordinate Revenue Bonds carry an interest rate of 8.5% and pay interest semi-annually.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company is scheduled, based upon the terms, to start receiving annual principal payments on the Subordinate Bonds beginning on November 1, 2022. The Subordinate Bonds will mature on October 1, 2047.
Rinecker Proton Therapy Center ("RPTC") Senior Secured Debt
In July 2017, the Company purchased the outstanding senior secured debt related to the RPTC in Munich, Germany for 21.5 million Euros or $24.5 million. By purchasing the senior secured debt, the Company has a right to 89 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced, and the Company expects the insolvency proceedings to be finalized within the next twelve months. Upon finalization of bankruptcy proceedings, the Company believes it is probable it will recover its outstanding senior secured debt balance and trade accounts receivable, net.
At both December 29, 2017 and September 29, 2017, the Company had $4.5 million in trade receivables, net for RPTC, which does not include any unbilled receivables.
Georgia Proton Treatment Center ("GPTC") Security
In July 2017, the Company committed to purchase up to $16.1 million in Senior Capital Appreciation Bonds ("Senior Bonds") from the Atlanta Development Authority, which is financing the GPTC. In July 2017, the Company purchased $4.3 million of the Senior Bonds that carry an interest rate of 8.0% per annum with interest accruing up to the principal amount of $6.6 million until January 1, 2023 and then will pay cash interest semi-annually. The Company will purchase the remaining commitment in July 2018. The Company is scheduled, based upon the original terms, to start receiving annual principal payments on the Senior Bonds beginning on January 1, 2024. The Senior Bonds will mature on January 1, 2028.
Delray Radiation Therapy Center ("DRTC") Securities and Loan
In April 2017, the Company purchased $8.0 million in Subordinate Bonds from the Public Finance Authority, which is financing the DRTC. The Subordinate Bonds carry an interest rate of 8.5% and pay interest semi-annually. The Company was scheduled, based upon the original terms, to start receiving annual principal payments on the Subordinate Bonds beginning on November 1, 2021. The Subordinate Bonds will mature on November 1, 2046. In January 2018, the Company sold all of its Subordinate Bonds for $8.5 million, which included accrued interest.
In addition to the purchase of the Subordinate Bonds, the Company also loaned $3.0 million to Proton International LLC ("PI") to allow PI to purchase $3.0 million in Subordinate Bonds from the Public Finance Authority. The loan to PI carries an interest rate of 8.5% per annum, paid semi-annually and matures on April 30, 2022, subject to early repayment as proceeds are received by PI from the bonds purchased, and is secured by the related bonds. During the three months ended December 29, 2017, the Company received a principal payment of $0.5 million.
New York Proton Center ("NYPC") Loan
In July 2015, the Company committed to loan up to $91.5 million to MM Proton I, LLC `in connection with a purchase agreement to supply a proton system to equip the NYPC. In June 2016, the Company assigned $73.0 million of this loan to Deutsche Bank AG. The remaining balance is comprised of an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. The principal balance and accrued interest on the Subordinate Loan are due in full at maturity in January 2022.
In addition to the outstanding loan, the Company had $7.9 million and $13.3 million, as of December 29, 2017 and September 29, 2017, respectively, in trade and unbilled receivables, which included $7.9 million and $1.3 million in unbilled receivables as of December 29, 2017 and September 29, 2017, respectively, from NYPC.
Maryland Proton Treatment Center ("MPTC") Loans
In May 2015, the Company committed to loan up to $35.0 million to MPTC. The Company completed its funding requirements per the loan agreement in the first quarter of fiscal year 2017. Varian's lending is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the loan accrues at 12.0%.
In addition, the Company had previously entered into an agreement with MPTC to supply it with a proton system, which included a deferral of up to $25.1 million of equipment payments when triggered by achievement of delivery milestones under the contract. As of December 29, 2017, the Company has recorded $25.1 million as a notes receivable related to this deferred payment arrangement. The notes receivable carries an interest rate of 15.0% and is due September 30, 2018.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

As of December 29, 2017 and September 29, 2017, the Company had zero net trade and unbilled receivables from MPTC.
Variable Interest Entities
The Company has determined that MM Proton I, LLC, MPTC, and RPTC are variable interest entities and that the Company holds a significant variable interest of each of the entities through its participation in the loan facilities and its agreements to supply and service the proton therapy equipment. The Company has concluded that it is not the primary beneficiary of any of these entities. The Company has no voting rights, has no approval authority or veto rights for these centers' budget, and does not have the power to direct patient recruitment, clinical operations and management of these Centers, which the Company believes are the matters that most significantly affect their economic performance. The Company’s exposure to loss as a result of its involvement with MM Proton I, LLC, MPTC, and RPTC is limited to the carrying amounts of the above mentioned assets on its Condensed Consolidated Balance Sheets.
California Proton Therapy Center ("CPTC") Loans and Investment
Between September 2011 and November 2015, the Company, ORIX and J.P. Morgan (“the Lenders”) committed to loan up to $185.0 million (the “Original CPTC Loans”), of which the Company's commitment was $84.7 million, to fund the development, construction, initial operations, and working capital needs of the Scripps Proton Therapy Center in San Diego, California. ORIX is the loan agent. In November 2015, the Lenders and California Proton Treatment Center ("Original CPTC") entered into a forbearance agreement whereby the Lenders agreed not to enforce their rights to principal and interest payments until April 2017, subject to Original CPTC maintaining certain covenants and achieving certain targets, with additional extensions through September 2017 based on hitting additional targets largely around patient volume and cash flow.
As of December 30, 2016, even though patient volumes continued to increase, Original CPTC was not in compliance with one of the patient volume covenants in the forbearance agreement, which would allow the Lenders to cease funding and terminate the forbearance agreement. In January 2017, the Company was informed of actions taken by Original CPTC and the loan agent, including Original CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. As a result of this information and the Company’s analysis that these actions would likely lead to insolvency or bankruptcy proceedings of Original CPTC, the Company determined that it was appropriate to record a $38.3 million impairment, as determined by the discounted cash flow model using a single best estimate methodology, of its Original CPTC Loans on the Condensed Consolidated Statements of Earnings in the first quarter of fiscal year 2017. As a result of this impairment, the Original CPTC Loans were written down to their estimated fair value of $60.0 million and reclassified from short-term investments to other assets on the Company's Condensed Consolidated Balance Sheet because the Company did not expect to collect or sell all or a portion of these loans in the next twelve months.
In March 2017, Original CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with the Lenders for up to $16.0 million of additional financing during the bankruptcy process. The Company's pro-rata share of the DIP Facility was $7.3 million. As of December 29, 2017, the Company had funded its entire commitment under the DIP Facility. The DIP Facility carried an interest rate at the London Interbank Offer Rate (“LIBOR”) plus 9.0% per annum and had a senior secured position ahead of the Original CPTC Loans.
Between April 2017 and August 2017, the Company did not become aware of any new information that warranted an impairment assessment. In September 2017, the Lenders and Scripps signed a Transition Agreement to transition the operations of the center from Scripps to Proton Doctors Professional Corporation (“Practice”). Based on the terms of the Transition Agreement, a slower projected growth in patient volume, an increase in additional projected capital needs and the Company's analysis, the Company determined that an additional $13.1 million impairment charge was deemed appropriate on its Original CPTC Loans which was recorded on the Consolidated Statements of Earnings in the fourth quarter of fiscal year 2017.
Pursuant to an order of the Bankruptcy Court, Original CPTC conducted an auction of the Scripps Proton Therapy Center. On December 6, 2017 (“Closing Date”), the Bankruptcy Court approved the sale of Scripps Proton Therapy Center to California Proton Therapy Center, LLC (“CPTC”), an entity owned by the Lenders. The Lenders purchased all assets and assumed $112.0 million of Original CPTC’s outstanding liabilities. On December 13, 2017, the Bankruptcy Court dismissed the bankruptcy filing of Original CPTC.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

On the Closing Date, the Lenders entered into a Credit Agreement with Original CPTC of which the terms of the Original CPTC Loans, DIP Facility and accrued interest (collectively “Former Loans”) have been modified. In addition to the partially satisfied Original CPTC Loans reinstated by the Bankruptcy Court, the Company received a 47.08% equity ownership in CPTC. Original CPTC has assigned all its Former Loans to CPTC at an amount of $112.0 million, the partially satisfied loan balance. Per the terms of the Credit Agreement, the Company's portion of the $112.0 million is $53.5 million; the remainder is allocated between ORIX and J.P. Morgan. The $53.5 million is composed of four Tranches: Tranche A of $2.0 million, Tranche B of $7.2 million, Tranche C of $15.6 million, and Tranche D of $28.7 million (collectively the "Term Loan"). The maturity date of the Term Loan is three years from the Closing Date. The Term Loan is secured by the assets of CPTC.
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of December 29, 2017, the Company has funded $2.4 million.

All of the Tranches accrue paid-in-kind interest at 7.5% per annum, except the Tranche B and Revolving Loan which accrue paid-in-kind interest at 10% per annum. The seniority of these loans is as follows: Revolving Loan, Tranche A, Tranche B, Tranche C and Tranche D. If CPTC is in default the interest rate of the Tranche A, C and D will increase to 9.5% and the Tranche B and the Revolving Loan will increase to 12.0%.

Considering Original CPTC’s financial difficulties, the modification of the original terms of the Former Loans, and the Lenders agreement to grant a concession on the Original CPTC Loans, the Company classified the transaction above as a troubled debt restructuring (“TDR”). The Company does not have any unamortized fees from the Former Loans and any prepayment penalties. As a result, the cost basis and fair value of the Company's outstanding Term Loan as of December 29, 2017 is $53.5 million, which approximates the carrying value of the Former Loans prior to TDR.

The Company, using a discounted cash flow approach, determined that the fair value of CPTC's equity as of Closing Date is $20.1 million. The Company's 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received were in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, the Company recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC is accounted for under the equity method of accounting as of December 29, 2017. The Company will account for its equity method share of the income or loss of CPTC on a quarter lag basis as provided by the equity method accounting guidance.

Per the terms of the Former Loans, as of September 29, 2017, ORIX had the option to purchase the Company's share of the Original CPTC Loans at par and therefore they were accounted for as available-for-sale securities. Per the terms of the new agreement, ORIX no longer has the option to purchase the Company’s share of the Term Loan at par. As a result, the Term Loan no longer qualifies for available-for-sale classification as of December 29, 2017.
Further, the Company has determined that CPTC is a variable interest entity (“VIE”) because of the Company's participation in the loan facilities, equity ownership and its operations and maintenance agreement. The Company has one board seat out of five, has no special approval authority or veto rights for CPTC’s budget, and does not have the power to direct patient recruitment, clinical operations and management of CPTC, which the Company believes are the matters that most significantly affect their economic performance. Therefore, the Company does not have majority voting rights and no power to direct activities at CPTC as a result it is not the primary beneficiary of CPTC.
16. SEGMENT INFORMATION
The Company has two reportable operating segments: Oncology Systems and VPT. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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
The Company allocates corporate costs to its operating segments based on the relative revenues of Oncology Systems and VPT. The Company allocates these costs excluding certain corporate related costs, transactions or adjustments that the Company's CODM considers to be non-operational, such as restructuring and impairment charges, significant litigation charges or benefits and legal costs, acquisition-related expenses and benefits. Although the Company excludes these amounts from segment operating earnings and loss, they are included in the consolidated operating earnings and included in the reconciliation below.
The following table summarizes select operating results information for each reportable segment:

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Revenues
Oncology Systems	$649.4	$571.2
Varian Particle Therapy	29.1	30.3
Total Company	$678.5	$601.5
Operating Earnings
Oncology Systems	$138.2	$116.1
Varian Particle Therapy	(15.2)	(50.3)
Total reportable segments	123.0	65.8
Unallocated corporate	(1.6)	(48.4)
Total Company	$121.4	$17.4

Disaggregation of Revenues
The Company disaggregates its revenues from contracts by major product categories and by geographic region for each of its reportable operating segments, as the Company believes this best depicts how the nature, amount, and timing an uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.

Total Revenues by product type	Three Months Ended December 29, 2017
(In millions)	Oncology	VPT	Total
Hardware	$293.1	$27.3	$320.4
Software (1)	115.1	—	115.1
Service	241.2	1.8	243.0
Total Revenues	$649.4	$29.1	$678.5

(1)	Includes software support agreements that are recorded in revenues from service in the Condensed Consolidated Statements of Earnings (Loss).

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Total Revenues by product type	Three Months Ended December 30, 2016
(In millions)	Oncology	VPT	Total
Hardware	$238.6	$26.8	$265.4
Software (1)	112.2	—	112.2
Service	220.4	3.5	223.9
Total Revenues	$571.2	$30.3	$601.5

(1)	Includes software support agreements that are recorded in revenues from service in the Condensed Consolidated Statements of Earnings (Loss).

Total Revenues by geographical region	Three Months Ended December 29, 2017
(In millions)	Oncology	VPT	Total
Americas	$337.4	$19.3	$356.7
EMEA	183.5	9.5	193.0
APAC	128.5	0.3	128.8
Total Revenues	$649.4	$29.1	$678.5

North America	$326.3	$19.3	$345.6
International	323.1	9.8	332.9
Total Revenues	$649.4	$29.1	$678.5

Total Revenues by geographical region	Three Months Ended December 30, 2016
(In millions)	Oncology	VPT	Total
Americas	$290.8	$7.4	$298.2
EMEA	169.0	15.0	184.0
APAC	111.4	7.9	119.3
Total Revenues	$571.2	$30.3	$601.5

North America	$275.0	$7.4	$282.4
International	296.2	22.9	319.1
Total Revenues	$571.2	$30.3	$601.5

Timing of revenue recognition	Three Months Ended December 29, 2017
(In millions)	Products transferred at a point in time	Products and Services transferred over time	Total
Oncology Systems	$338.3	$311.1	$649.4
VPT	—	29.1	29.1
Total Revenues	$338.3	$340.2	$678.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Timing of revenue recognition	Three Months Ended December 30, 2016
(In millions)	Products Transferred at a Point in Time	Products and Services Transferred Over Time	Total
Oncology Systems	$282.4	$288.8	$571.2
VPT	—	30.3	30.3
Total Revenues	$282.4	$319.1	$601.5
17. SUBSEQUENT EVENTS

On January 30, 2018, the Company signed an agreement to acquire Sirtex Medical Limited ("Sirtex"), an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion ($1.3 billion). Sirtex is an Australian-based global life sciences company focused on interventional oncology therapies. The Company plans to finance the acquisition using cash on hand as well as proceeds from borrowings. The transaction, which is expected to close in late May 2018, is subject to the approval of the Sirtex shareholders, the Federal Court of Australia and other customary closing conditions, including applicable regulatory approvals.

On February 1, 2018, the Company acquired Mobius Medical Systems L.P. ("Mobius") for approximately $24.0 million. Mobius makes quality assurance software for the radiation oncology field. In December 2017, the Company deposited $2.6 million in an escrow account related to the acquisition of Mobius. Per the acquisition agreement, the entire amount in escrow was released to a third party on the acquisition date. The initial purchase accounting for this transaction was not yet complete at the filing of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of December 29, 2017, and the related condensed consolidated statements of earnings (loss), of comprehensive earnings (loss) and of cash flows for the three-month periods ended December 29, 2017 and December 30, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of September 29, 2017, and the related consolidated statements of earnings and of comprehensive earnings, of equity, and of cash flows for the year then ended (not presented herein), and in our report dated November 27, 2017, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 1 to the accompanying condensed consolidated interim financial statements, the Company adopted Accounting Standard Codification 606, Revenue from contracts with customers. The accompanying September 29, 2017 condensed consolidated balance sheet reflects this change.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
February 7, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: Varian's planned acquisition of Sirtex, expected synergies, accretive expectations, estimated closing date of the Sirtex acquisition, Varian's financing plans; growth strategies; industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, and proton therapy; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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

We have two reportable operating segments: Oncology Systems and Varian Particle Therapy ("VPT"). The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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
Adoption of ASC 606. At the beginning of our fiscal year 2018, we early adopted the new revenue recognition Accounting Standard Codification 606 "Revenues from Contracts with Customers" ("ASC 606") and used the full retrospective method. All financial statements and disclosures have been recast to comply with ASC 606. See Note 1, "Summary of Significant Accounting Policies" of the Notes to the condensed consolidated financial statements, for additional information.
As we completed our adoption of ASC 606 in the first quarter of fiscal year 2018, certain balance sheet adjustments were necessary from the Preliminary Condensed Consolidated Balance Sheets as of December 29, 2017 and September 29, 2017 that were filed in the Company’s 8-K on January 24, 2018 announcing its fiscal year 2018 first quarter results. The impact of these adjustments was to increase both unbilled receivables and deferred revenue by $25.8 million and $78.5 million as of December 29, 2017 and September 29, 2017, respectively which results in Oncology Systems accounts receivable days sales outstanding, or DSO, of 107 days at December 29, 2017 and 125 days at December 30, 2016. There has been no change to our Condensed Consolidated Statements of Earnings.

Change in Gross Orders Policy. In the first quarter of fiscal year 2018, we decided to retroactively change our policy on how we record services gross orders. Under the new policy, services gross orders do not include changes in deferred services revenue. We made the change to more accurately reflect the operational performance of the services business and to eliminate variations in orders reporting due to the timing of services billings. This policy change also impacts backlog, which no longer reflects the deferred revenue related to purchasable services. These changes only impact the Oncology Systems gross orders. All prior periods gross orders and backlog have been recast to reflect this policy change.
Distribution. On January 28, 2017 (the "Distribution Date"), we completed the separation and distribution (the "Distribution") of Varex Imaging Corporation ("Varex"), our former Imaging Components business segment. The historical financial position and results of operations of the Imaging Components business and costs relating to the Distribution are reported in the condensed consolidated financial statements as discontinued operations for all the periods presented. Unless otherwise noted, the financial information herein has been recast to reflect the effect of the Distribution. The Condensed Consolidated Statements of Comprehensive Earnings (Loss) and the Statements of Cash Flows have not been recast to reflect the effect of the Distribution. See Note 2, "Discontinued Operations" of the Notes to the condensed consolidated financial statements, for additional information.
Acquisition of Sirtex Medical Limited. On January 30, 2018, we signed an agreement to acquire Sirtex Medical Limited ("Sirtex"), an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion ($1.3 billion). Sirtex is an Australian-based global life sciences company focused on interventional oncology therapies. We plan to finance the acquisition using cash on hand as well as proceeds from borrowings. The transaction, which is expected to close in late May 2018, is subject to the approval of the Sirtex shareholders, the Federal Court of Australia and other customary closing conditions, including applicable regulatory approvals. We plan to finance the acquisition using cash on hand as well as proceeds from borrowings.

Acquisition of Mobius Medical Systems L.P. On February 1, 2018, we acquired Mobius Medical Systems L.P. ("Mobius") for approximately $24.0 million. Mobius makes quality assurance software for the radiation oncology field.
Financial Information. Total revenues increased 13%, gross margin percentage increased 0.2%, and the effective tax rate increased by 132.9 percentage points, compared to the year-ago period. Net loss from continuing operations was $112.2 million, and a net loss of $1.22 from continuing operations per diluted share, in the first quarter of fiscal year 2018, compared to $8.0 million net earnings from continuing operations and $0.08 net earnings per diluted share from continuing operations in the year-ago period.
Gross orders increased 7% in Oncology Systems in the first quarter of fiscal year 2018, compared to the year-ago period. Our total backlog at December 29, 2017 was 10% higher than at the end of the first quarter of fiscal year 2017.
In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and Oncology Systems gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. Percentage changes in revenue and gross orders are not adjusted for constant currency unless indicated.
Currency fluctuations did not have a significant impact on total revenues and Oncology Systems gross orders in the first quarter of fiscal year 2018, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may cause variability in our financial performance.

The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.

The first quarter of 2018 reflects the enactment of the Tax Cuts and Jobs Act, which was signed into U.S. law on December 22, 2017. Two provisions of the new law had an immediate impact.

First, the U.S. corporate tax rate was reduced from 35% to 21%. This rate reduction required us to re-measure our net deferred tax assets which were originally recorded assuming a future tax benefit at the 35% rate. We estimate that the total impact of this re-measurement of our net deferred tax assets will be about $47.0 million. The impact to our first quarter of fiscal year 2018 is a charge to income tax expense of $37.8 million. As the Company has a September fiscal year end, the change to the lower corporate tax rate will be phased in. As a result of this phase in, the remainder, or about $9.2 million, will be charged to income tax expense over the balance of fiscal year 2018.

Second, as part of the transition to a modified territorial system, the new law imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. We estimate the tax effect of this deemed repatriation to be $169.3 million. We intend to elect to pay this tax over an eight-year period.
The Securities and Exchange Commission has issued guidance allowing companies a measurement period, not to exceed one-year from the date of enactment, to refine their estimates of the tax impact of the new law. We fully expect that we will true up our estimates of these tax impacts of the new tax legislation over the measurement period.
On January 22, 2018, a continuing budget resolution was signed into law that included a provision to extend the moratorium on the 2.3% medical device excise tax for two more years, or until January 1, 2020. This tax has had, and may continue to have, a negative impact on our gross margin when the moratorium expires.
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
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We do not know the full impact of the Affordable Care Act or its potential repeal, or the possible impact of changes in policy resulting from President Trump's administration, will have on long-term growth or demand for our products and services. We believe, however, that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act, or its replacement, and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue in future fiscal years. We believe this uncertainty could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability. Given all the dynamic elements affecting this market, as outlined above, we believe the North America market will continue to grow in the low to mid-single digit range.
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
In the first quarter of fiscal year 2018, Oncology Systems revenues increased 14% and gross margin percentage increased by 0.4 percentage points compared to the year-ago period.
In the first quarter of fiscal year 2018, Oncology Systems gross orders increased 7%, compared to the year-ago period, primarily due to an increase in gross orders of 12% and 2% from our international and North America regions, respectively. On a constant currency basis, Oncology Systems gross orders and international gross orders increased 6% and 9%, respectively, in the first quarter of fiscal year 2018, compared to the year-ago period.

Varian Particle Therapy. Our VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer.
In the first quarter of fiscal year 2018, VPT revenues decreased $1.2 million and gross orders increased $41.9 million compared to the year-ago period.
In January 2017, we were informed of actions taken by California Proton Treatment Center, LLC (“Original CPTC”) and the loan agent, including Original CPTC obtaining shareholder consents for voluntary bankruptcy filing and the loan agent deciding that no additional funding would be available outside of a bankruptcy process. In March 2017, Original CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with ORIX Capital Markets, LLC, J.P. Morgan and Varian for up to $16.0 million of additional financing during the bankruptcy process. Our pro-rata share of the DIP Facility was $7.3 million. In September 2017, ORIX, J.P. Morgan and Varian (collectively the "Lenders") and the Scripps Proton Therapy Center ("Scripps") signed a Transition Agreement to transition the operations of the center from Scripps to a new operator.
Pursuant to an order from the Bankruptcy Court, Original CPTC conducted an auction of the sale of Scripps Proton Therapy Center. On December 6, 2017 (“Closing Date”), the Bankruptcy Court approved the sale of Original CPTC to the California Proton Therapy Center, LLC (“CPTC”), an entity owned by the Lenders. The Lenders purchased all assets and assumed $112.0 million (“Term Loan”) of Original CPTC’s outstanding liabilities. On December 13, 2017, the Bankruptcy Court dismissed the bankruptcy filing of Original CPTC.
On the Closing Date, the Lenders entered into a Credit Agreement with Original CPTC of which the terms of the Original CPTC Loans, DIP Facility and accrued interest (collectively “Former Loans”) have been modified. In addition to the partially satisfied Original CPTC Loans reinstated by the Bankruptcy Court, the Company received a 47.08% equity ownership in CPTC. Original CPTC has assigned all its Former Loans to CPTC at an amount of $112.0 million, the partially satisfied loan balance. Per the terms of the Credit Agreement, our portion of the $112.0 million is $53.5 million; the remainder is allocated between ORIX and J.P. Morgan. The $53.5 million is composed of four Tranches: Tranche A of $2.0 million, Tranche B of $7.2 million, Tranche C of $15.6 million, and Tranche D of $28.7 million (collectively the "Term Loan"). The maturity date of the Term Loan is three years from the Closing Date. The Term Loan is secured by the assets of CPTC.
In addition, the Lenders have committed to lend up to $15.0 million in Revolving Loans. Our share of the funding commitment from the Revolving Loan is $7.2 million and as of December 29, 2017, we have funded $2.4 million. The Revolving Loan accrues paid-in-kind interest at 10% per annum and has a maturity date one year from the Closing Date.

All of the Tranches accrue paid-in-kind interest at 7.5% per annum, except the Tranche B, loan which accrues paid-in-kind interest at 10% per annum. The seniority of these loans is as follows: Revolving Loan, Tranche A, Tranche B, Tranche C and Tranche D. If CPTC is in default the interest of the Tranche A, C and D will increase to 9.5% and the Tranche B and the Revolving Loan will increase to 12.0%.

Considering Original CPTC’s financial difficulties, the modification of the original terms of the Former Loans, and the Lenders agreement to grant a concession on the Original CPTC Loans, we classified this transaction as a troubled debt restructuring (“TDR”). We did not have any unamortized fees from the Former Loans and any prepayment penalties. As a result, the cost basis and fair value of our outstanding term loan as of December 29, 2017 to CPTC is $53.5 million, which approximates the carrying value of the Former Loans prior to TDR.

We used a discounted cash flow approach and determined the fair value of CPTC's equity as of Closing Date is $20.1 million. Our 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received were in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, we recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC is accounted for under the equity method of accounting as of December 29, 2017. We will account for our equity method share of the income or loss of CPTC on a quarter lag basis as provided by the equity method accounting guidance.
Per the terms of the Former Loans, as of September 29, 2017, ORIX had the option to purchase our share of the Original CPTC Loans at par and therefore they were accounted as available-for-sale securities. Per the terms of the new agreement, ORIX no longer has the option to purchase our share of the Term Loan at par. As a result, the Term Loan no longer qualifies for available-for-sale classification as of December 29, 2017. As of December 29, 2017, we had a total of $125.4 million carrying value of loans outstanding to VPT customers, available-for-sale securities, notes receivable and short-term senior secured debt. See Note 15, "VPT Loans and Securities" of the Notes to the Condensed Consolidated Financial Statements for further information.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 (the “2017 Annual Report”), as well as the information contained under Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates include revenue recognition, share-based compensation expense, valuation of allowance for doubtful accounts, impairment of investments and notes receivable, valuation of inventories, assessment of recoverability of goodwill and intangible assets, valuation of warranty obligations, assessment of loss contingencies, valuation of defined benefit pension and post-retirement benefit plans, valuation of derivative instruments, and taxes on earnings. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part II, Item 1A, “Risk Factors.”
Revenue Recognition
Our revenues are derived primarily from the sale of hardware and software products, and services from our Oncology Systems and VPT businesses. We recognize revenues net of any value added or sales tax and net of sales discounts.
We frequently enter into revenue arrangements with customers that contain multiple performance obligations including hardware, software, and services. Judgments as to the stand alone selling price and allocation of consideration from an arrangement to the individual performance obligations, and the appropriate timing of revenue recognition are critical with respect to these arrangements.
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
Service revenues include revenues from hardware service contracts, software service agreements, bundled support arrangements, paid services and trainings, and parts that are sold by our service department. Revenues allocated to service contracts are generally recognized ratably over the period of the related contracts.
We recognize revenues on proton therapy contracts over the life of the project as costs are incurred. We recognize revenue related to our proton therapy systems over time because the customer controls the work in process, the Company's performance does not create an asset with alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date. Changes in estimates of total contract revenue, total contract cost or the extent of progress towards completion are recognized in the period in which the changes in estimates are identified. Estimated losses on contracts are recognized in the period in which the loss is identified. In circumstances in which the final outcome of a contract cannot be reliably estimated but a loss on the contract is not expected, we recognize revenues to the extent of costs incurred until reliable estimates can be made. If and when we can make reliable estimates, revenues and costs of revenues are adjusted in the same period. Recognizing revenue over time based on costs incurred requires the use of estimates in determining revenues, costs and profits and in assigning the dollar amounts to relevant accounting periods. Because the estimates must be periodically reviewed and appropriately adjusted, if our estimates prove to be inaccurate or circumstances change over time, we may be forced to adjust revenues or even record a contract loss in later periods.

For a discussion of the impact of ASC 606 on our revenue recognition, please see Note 1, "Summary of Significant Accounting Policies" of the Notes to the condensed consolidated financial statements.
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
Beginning in the first quarter of fiscal year 2018, we now record forfeitures as they occur. We estimate the probability that certain performance conditions that affect the vesting of performance units will be achieved, and recognize expense only for those awards expected to vest. If the actual number of performance units that vest based on achievement of performance conditions are materially different from our estimates, the share-based compensation expense could be significantly different from what we have recorded in the current period.
Allowance for Doubtful Accounts
We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems our payment terms often require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed and our operating results could be negatively affected.
Impairment of Investments and Notes Receivable
We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intention to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of our available-for-sale securities, which are classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans, as well as underlying cash flow assumptions. As of December 29, 2017, we did not have any available-for-sale investments classified as level 3 in the fair value hierarchy. As of September 29, 2017, we had $47.4 million, which comprised of the fair value our Original CPTC Loans, of available-for-sale investments classified as level 3 in the fair value hierarchy. See Note 4, "Fair Value" and Note 15, "VPT Loans and Securities" of the Notes to the Condensed Consolidated Financial Statements.

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
Goodwill, Intangible Assets and Impairment Assessment
Goodwill represents the excess of the purchase price in a business over the fair value of net tangible and intangible assets acquired. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate discount weighted-average cost of capital ("WACC"). Each period, we evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization.
Goodwill is allocated to reporting units expected to benefit from the business combination. We evaluate our reporting units when changes in our operating structure occur, and if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill is tested for impairment at the reporting unit level on an annual basis or whenever events or changes in circumstances indicate its carrying value may not be recoverable. We can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or we can directly perform a quantitative assessment. Various factors are considered in the qualitative assessment, including macroeconomic conditions, industry and market considerations, financial performance and other relevant events affecting the reporting unit. Based on our qualitative assessment, if we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, the quantitative assessment will be performed. The quantitative assessment compares the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. We determine the fair value of our reporting units based on a combination of income and market valuation approaches. The income approach is based on the present value of estimated future cash flows that the reporting unit is expected to generate, and the market approach is based on a market multiple calculated for each reporting unit based on market data of other companies engaged in similar business. Any excess of the reporting unit's carrying value over its fair value will be recorded as an impairment loss.
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
We have two reporting units: (i) Oncology Systems and (ii) VPT, with $170.2 million and $53.2 million in goodwill, respectively, as of December 29, 2017. Based upon the most recent annual goodwill analysis during the fourth quarter of fiscal year 2017, VPT's fair value was 21% in excess of its carrying value, and we believe each of the assumptions used to calculate VPT’s fair value to be reasonable. However, VPT could be at risk for goodwill impairment because adjustments to revenue growth rates, operating margins, WACC and/or our working capital used in the fair value calculation could lead to an impairment.

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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on net monetary assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 4, "Fair Value" of the Notes to the Consolidated Financial Statements). The fair value of foreign currency forward contracts is calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One-year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments. There were no transfers of assets or liabilities between fair value measurement levels during the first quarter of fiscal years 2018 and 2017.
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
Generally, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings in the applicable tax jurisdictions to utilize these deferred tax assets. Should we conclude it is more likely than not that we will be unable to recover our deferred tax assets in these tax jurisdictions, we would increase our valuation allowance and our tax provision would increase in the period in which we make such a determination. The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. Among other changes, the Act reduces the U.S. corporate tax rate from 35% to 21%. The reduction in the rate required us to re-measure our net deferred tax assets that were originally recorded assuming a future tax benefit at the 35% rate. During the three months ended December 29, 2017, we recorded a provisional discrete tax expense of $37.8 million related to re-measuring our net deferred tax assets as a result of the rate reduction.
Our foreign earnings are taxed at rates that are, on average, lower than U.S. rates. Our effective tax rate is impacted by existing tax laws in both the United States and in the respective countries in which our foreign subsidiaries do business. In addition, a decrease in the percentage of our total earnings from foreign countries, or a change in the mix of foreign countries among particular tax jurisdictions could increase or decrease our effective tax rate.

As part of the transition to a modified territorial system, the Act imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. During the three months ended December 29, 2017, we recorded a provisional discrete tax expense of $169.3 million related to the one-time transition tax. We intend to elect to pay this tax over an eight-year period.
The transition to a modified territorial regime and the one-time transition tax on unremitted earnings has caused us to re-evaluate our intentions with respect to the unremitted earnings of our foreign subsidiaries. In the past, we did not accrue U.S. taxes on certain undistributed profits of certain foreign subsidiaries because the earnings were considered to be indefinitely reinvested. In light of the changes to the taxation of foreign earnings in the Act, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested.

On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”). This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Act. SAB 118 further directs that during the measurement period, registrants who are able to make reasonable estimates of the tax effects of the Act should include those amounts in their financial statements as “provisional” amounts. Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Act. We have made reasonable estimates and recorded provisional amounts within the meaning of SAB 118. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Act. In subsequent periods, but within the measurement period, we will analyze that guidance and other necessary information to refine our estimates and complete our accounting for the tax effects of the Act.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018, and fiscal year 2017 was the 52-week period that ended on September 29, 2017. The fiscal quarters ended December 29, 2017 and December 30, 2016 were both 13-week periods.

Discussion of Results of Operations for the First Quarter of Fiscal Year 2018 Compared to the First Quarter of Fiscal Year 2017
Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change
Product	$365.6	$309.2	18%
Service	312.9	292.3	7%
Total Revenues	$678.5	$601.5	13%
Product as a percentage of total revenues	54%	51%
Service as a percentage of total revenues	46%	49%
Total product and service revenues increased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems.

Revenues by geographical region	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change	Constant Currency (1)
Americas	$356.7	$298.2	20%	20%
EMEA	193.0	184.0	5%	(2)%
APAC	128.8	119.3	8%	10%
Total Revenues	$678.5	$601.5	13%	11%

North America	$345.6	$282.4	22%	22%
International (2)	332.9	319.1	4%	1%
Total Revenues	$678.5	$601.5	13%	11%
North America as a percentage of total revenues	51%	46%
International as a percentage of total revenues	49%	54%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
The Americas revenues increased in the first quarter of fiscal year 2018, compared to the year-ago period, due to an increase in revenues from Oncology Systems in North America and to a lesser extent an increase in revenues from VPT. EMEA revenues increased in the first quarter of fiscal year 2018, compared to the year-ago period, due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from VPT. APAC revenues increased in the first quarter of fiscal year 2018, compared to the year-ago period, due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from VPT.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change	Constant Currency
Product	$338.3	$282.4	20%	18%
Service	311.1	288.8	8%	6%
Total Oncology Systems Revenues	$649.4	$571.2	14%	12%
Product as a percentage of total Oncology Systems revenues	52%	49%
Service as a percentage of total Oncology Systems revenues	48%	51%
Oncology Systems revenues as a percentage of total revenues	96%	95%
Oncology Systems product revenues increased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to increases in revenues due to higher volumes of hardware unit shipments.
Oncology Systems service revenues, which now includes performance obligations for installation, training and warranty, increased across all regions in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to ongoing customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by geographical region	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change	Constant Currency
Americas	$337.4	$290.8	16%	16%
EMEA	183.5	169.0	9%	2%
APAC	128.5	111.4	15%	17%
Total Oncology Systems Revenues	$649.4	$571.2	14%	12%

North America	$326.3	$275.0	19%	19%
International	323.1	296.2	9%	6%
Total Oncology Systems Revenues	$649.4	$571.2	14%	12%
North America as a percentage of total Oncology Systems revenues	50%	47%
International as a percentage of total Oncology Systems revenues	50%	53%
Americas Oncology Systems revenues increased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to higher volumes of hardware unit shipments from hardware products in North America, and to a lesser extent, an increase in revenues from services in North America, partially offset by a decrease in revenues from software licenses and hardware products in Latin America.
EMEA Oncology Systems revenues increased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to an increase in revenues from software licenses and a favorable foreign currency exchange impact.
APAC Oncology Systems revenues increased slightly in the first quarter of fiscal year 2018, compared to the year-ago period, due to increases related to higher volumes of hardware unit shipments, and to a lesser extent, an increase in revenues from services, partially offset by a decrease in revenues from software licenses.
Variations of higher and lower revenues between the North American and international regions are impacted by regional influences, which recently have included government stimulus programs, economic and political instability in some countries, uncertainty created by health care reform (such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States), and different technology adoption cycles that are consistent with the gross order patterns. See further discussion of orders under “Gross Orders.”

Varian Particle Therapy

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change
Product	$27.3	$26.8	2%
Service	1.8	3.5	(49)%
Total Varian Particle Therapy Revenues	$29.1	$30.3	(4)%
VPT revenues as a percentage of total revenues	4%	5%
Revenues from VPT decreased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to a decrease in service revenues from certain proton customers.
Gross Margin

Dollars by segment	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change
Oncology Systems	$300.5	$262.1	15%
Varian Particle Therapy	2.3	4.9	(52)%
Gross margin	$302.8	$267.0	13%

Percentage by segment
Oncology Systems	46.3%	45.9%
Varian Particle Therapy	8.0%	16.1%
Total Company	44.6%	44.4%

Percentage by sales classification
Total Company - Product	38.8%	33.3%
Total Company - Service	51.5%	56.1%
Oncology Systems product gross margin percentage was 40.8% in the first quarter of fiscal year 2018, compared to 35.4% for the respective year-ago period. The increase in Oncology Systems product gross margin percentage in the first quarter of fiscal year 2018, compared to the year-ago period, was due to more revenues from higher margin hardware products and software licenses.
Oncology Systems service gross margin percentage was 52.2% in the first quarter of fiscal year 2018, compared to 56.2% in the year-ago period. The decrease in service gross margin percentage in the first quarter of fiscal year 2018, compared to the year-ago period, was primarily due to lower installation revenues and higher costs associated with installation, warranty and entitled training.
VPT gross margin percentage decreased in the first quarter of fiscal year 2018 compared to the year-ago period, primarily due to more revenues from lower margin projects and a decrease in service revenues.
Research and Development

	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change
Research and development	$55.9	$49.9	12%
Research and development as a percentage of total revenues	8%	8%

Research and development expenses increased $6.0 million in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to an increase in investments in new product development projects and the enhancement of existing products in Oncology Systems.

Selling, General and Administrative and Impairment Charges

	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change
Selling, general and administrative	$125.5	$161.4	(22)%
Impairment charges	—	38.3	n/m
Selling, general and administrative as a percentage of total revenues	18%	27%
Impairment charges as a percentage of total revenues	—%	6%
n/m = not meaningful
Selling, general and administrative expenses decreased $35.9 million in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to a $36.6 million decrease in the allowance for doubtful accounts that was mostly for CPTC and another proton center in the first quarter of fiscal year 2017, a $6.1 million decrease in litigation expenses primarily as a result of the settlement with Elekta in April 2017, and a $3.5 million decrease in restructuring charges, partially offset by an $8.8 million increase in employee-related costs largely due to an increase in headcount.
In the first quarter of fiscal year 2017, we recorded a $38.3 million impairment charge related to our Original CPTC loans. See Note 15, "VPT Loans and Securities" in our Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Income, Net

	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change
Interest income, net	$1.1	$1.9	(43)%
Interest income, net of interest expense, decreased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to a decrease in interest income generated from our loans to CPTC partially offset by a decrease in interest expense associated with a decrease in borrowings from our credit facility.
Taxes on Earnings

	Three Months Ended
	December 29, 2017	December 30, 2016	Percent Change
Effective tax rate	191.5%	58.6%	132.9%
Our effective tax rate increased in the first quarter of fiscal year 2018, compared to the year ago period, primarily due to the tax effect of a law change. The first quarter of 2018 reflects the enactment of the Tax Cuts and Jobs Act, which was signed into U.S. law on December 22, 2017. Two provisions of the new law had an immediate impact.

First, the U.S. corporate tax rate was reduced from 35% to 21%. This rate reduction required us to re-measure our net deferred tax assets which were originally recorded assuming a future tax benefit at the 35% rate. We estimate that the total impact of this re-measurement of our net deferred tax assets will be about $47.0 million. The impact to our first quarter is a charge to income tax expense of $37.8 million. As the Company has a September fiscal year end, the change to the lower corporate tax rate will be phased in. As a result of this phase in, the remainder, or about $9.2 million, will be charged to income tax expense over the balance of fiscal year 2018.
Second, as part of the transition to a modified territorial system, the new law imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. We estimate the tax effect of this deemed repatriation to be $169.3 million. We intend to elect to pay this tax over an 8-year period.

The Securities and Exchange Commission has issued guidance allowing companies a measurement period, not to exceed one-year from the date of enactment, to refine their estimates of the tax impact of the new law. We fully expect that we will true up our estimates of these tax impacts from the new tax legislation over the measurement period.
We adopted the guidance related to employee share-based payments during the period ended December 29, 2017. Under the prior standard, the tax effect of the “excess stock deduction” related to stock-based compensation was recorded to Additional Paid-in Capital in the equity section on the Balance Sheet. For a stock-based compensation instrument, the excess stock deduction is the difference between the amount of the deduction for taxable income and the amount of book expense related to that instrument. Under the new standard, the tax effect of the “excess stock deduction” related to stock-based compensation is recorded as a discrete item to Income Taxes on Earnings in the Statement of Earnings. During the three months ended December 29, 2017, we recorded a discrete tax benefit of $1.5 million related to excess stock deduction activity in the quarter. We expect that the new standard may cause our effective tax rate to be less predictable and more volatile going forward.
Our effective tax rate is impacted by the percentage of our total earnings that come from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuations from period to period. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2017 Annual Report.
Discontinued Operations
The following table summarizes the key components of net (loss) earnings from discontinued operations:

Three Months Ended (1)
(In millions)	December 30, 2016
Revenues	$151.5
Cost of revenues	92.7
Gross margin	58.8
Operating expenses (2)	46.4
Operating earnings	12.4
Taxes on earnings	5.9
Net earnings from discontinued operations	$6.5

(1)	There was no activity in net earnings from discontinued operations during the first quarter of fiscal year 2018.

(2)
Operating expenses from discontinued operations included separation costs of $14.9 million during the first quarter of fiscal year 2017. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.

Diluted Net Earnings (Loss) Per Share

	Three Months Ended
	December 29, 2017	December 30, 2016	Percent Change
Diluted net earnings (loss) per share - continuing operations	$(1.22)	$0.08	n/m
Diluted net earnings per share - discontinued operations	—	0.07	n/m
Total - Diluted net earnings (loss) per share	$(1.22)	$0.15	n/m
n/m = not meaningful
Diluted net earnings per share from continuing operations decreased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to the Tax Cuts and Jobs Act signed in December 2017, partially offset by an increase in operating earnings from continuing operations and a reduction in the number of diluted shares of common stock outstanding due to share repurchases.
Gross Orders

Total Gross Orders by segment	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change
Oncology Systems	$619.9	$576.7	7%
Varian Particle Therapy	46.2	4.3	965%
Total Gross Orders	$666.1	$581.0	15%
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
Oncology Systems Gross Orders

Gross Orders by geographical region	Three Months Ended
(Dollars in millions)	December 29, 2017	December 30, 2016	Percent Change	Constant Currency
Americas	$299.5	$293.6	2%	2%
EMEA	190.4	160.1	19%	13%
APAC	130.0	123.0	6%	6%
Total Oncology Systems Gross Orders	$619.9	$576.7	7%	6%

North America	$278.7	$272.2	2%	2%
International	341.2	304.5	12%	9%
Total Oncology Systems Gross Orders	$619.9	$576.7	7%	6%
The Americas Oncology Systems gross orders increased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to growth in North America for our products and services.
EMEA Oncology Systems gross orders increased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to success in large government tenders resulting in increases in gross orders for hardware products, software licenses and services.
APAC Oncology Systems gross orders increased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to an increase in gross orders for services and software licenses.

The trailing 12 months' growth in gross orders for Oncology Systems at the end of the first quarter of fiscal year 2018 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	December 29, 2017	September 29, 2017	June 30, 2017	March 31, 2017
Americas	1%	1%	4%	5%
EMEA	14%	12%	1%	—%
APAC	3%	7%	14%	15%
North America	3%	4%	2%	5%
International	7%	7%	7%	6%
Total Oncology Systems Gross Orders	5%	5%	5%	5%
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
Varian Particle Therapy Gross Orders
VPT gross orders increased in the first quarter of fiscal year 2018, compared to the year-ago period, primarily due to two proton therapy system orders in the first quarter of fiscal year 2018 versus no proton therapy system orders in the first quarter of fiscal year 2017.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at December 29, 2017 was $3.0 billion, which includes approximately $340 million in VPT backlog, which was an increase of 10% over the backlog at December 30, 2016. Our Oncology Systems backlog at December 29, 2017 was 7% higher than the backlog at December 30, 2016, which reflected an increase of 12% and 3% for the international regions and North America, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled $50.0 million in the first quarter of fiscal year 2018, compared to $18.3 million, in the year-ago period.
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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	December 29, 2017	September 29, 2017	Increase
Total cash and cash equivalents	$822.6	$716.2	$106.4

The increase in cash and cash equivalents in the first quarter of fiscal year 2018 was primarily due to $179.0 million of cash provided by operating activities and $24.2 million in proceeds from the issuance of common stock to employees partially offset by $56.7 million of cash used for the repurchase of shares of VMS common stock, debt repayments, net of borrowings, of $10.0 million under our credit facility agreements, $9.3 million used for purchases of property, plant, and equipment, a $6.0 million investment in available-for-sale securities related to the Alabama Proton Therapy Center, and $4.6 million in loans to CPTC.
At December 29, 2017, we had approximately $112 million, or 14%, of cash and cash equivalents in the United States. Approximately $711 million, or 86%, of cash and cash equivalents was held abroad. As a result of the transition to a modified territorial system and the one-time transition tax on the unremitted earnings of our foreign subsidiaries in the Tax Cuts and Jobs Act, we expect that the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax upon a subsequent actual repatriation to the United States. However, a portion of this cash may still be subject to foreign and state income taxes upon future remittance. In light of the changes to the taxation of foreign earnings in the Act, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that would be imposed upon a future remittance.
As of December 29, 2017, most of our cash and cash equivalents that was held abroad was in U.S. Dollars and was primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Three Months Ended
(In millions)	December 29, 2017	December 30, 2016
Net cash flow provided by (used in):
Operating activities	$179.0	$82.2
Investing activities	(25.8)	(31.8)
Financing activities	(42.8)	(89.6)
Effects of exchange rate changes on cash and cash equivalents	(4.0)	10.4
Net increase (decrease) in cash and cash equivalents	$106.4	$(28.8)
Our primary cash inflows and outflows for the first quarter of fiscal year 2018, as compared to the first quarter of fiscal year 2017, were as follows:

•
In the first quarter of fiscal year 2018, we generated net cash from operating activities of $179.0 million compared to $82.2 million in the first quarter of fiscal year 2017. The $96.8 million increase in net cash from operating activities was driven by a $236.8 million increase in the net change from operating assets and liabilities partially offset by a $126.7 million decrease in net earnings and a $13.3 million decrease from non-cash items.

•	The major contributors to the net change in operating assets and liabilities in the first quarter of fiscal year 2018 were as follows:

◦
Accrued liabilities and other long-term liabilities increased $125.1 million primarily due an increase in a long-term income tax liability that resulted from the tax legislation that was signed into law in the first quarter of fiscal year 2018.

◦	Trade and unbilled receivables decreased $65.9 million primarily due to higher collections than billings partially offset by an increase in unbilled receivables.

◦	Prepaid and other assets decreased $28.2 million primarily due to a decrease in prepaid income taxes.

◦	Deferred revenues increased $18.6 million primarily due to advance payments received from VPT customers and an increase in deferred service revenues in Oncology Systems.

◦	Inventory increased $11.7 million primarily due an increase in hardware product inventory in Oncology Systems.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, trade receivable collections, inventory management, and the timing and amount of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A.

•
In the first quarter of fiscal year 2018, cash used for investing activities was $25.8 million, compared to cash used of $31.8 million in the first quarter of fiscal year 2017. In the first quarter of fiscal year 2018, cash used for investing activities primarily included $9.3 million in purchases of property, plant and equipment, $6.0 million in investment in available-for-sale securities, $4.6 million in loans to CPTC, a $2.6 million deposit in an escrow account related to a potential acquisition, and a $2.5 million investment in a privately-held company. In the first quarter of fiscal year 2017, cash used for investing activities primarily included $17.2 million in purchases of property, plant and equipment, a $11.4 million issuance of a notes receivable, and $3.4 million paid to our deferred compensation plan trust account.

•
In the first quarter of fiscal year 2018, cash used in financing activities was $42.8 million compared to $89.6 million used in the first quarter of fiscal year 2017. In the first quarter of fiscal year 2018, cash used for financing activities primarily included $56.7 million for the repurchase of VMS common stock, $10.0 million in debt repayments, net of borrowings, partially offset by $24.2 million received from the issuance of common stock to employees. In the first quarter of fiscal year 2017, cash used for financing activities primarily included $55.0 million in borrowings, net of debt repayments, under our credit facility agreements, $49.5 million for the repurchase of VMS common stock, partially offset by $16.1 million received from the issuance of common stock to employees.

We expect our total fiscal year 2018 capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2% of revenues in fiscal year 2018.
We entered into an agreement, dated September 1, 2017, ("Credit Agreement") with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Debt Lenders"). The Credit Agreement provides for a five-year revolving credit facility (the "2017 Revolving Credit Facility") in an aggregate principal amount of up to $600.0 million. The 2017 Revolving Credit Facility also includes a $50 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. We may increase the aggregate commitments under the 2017 Revolving Credit Facility by up to $100 million, plus an amount based on our consolidated leverage ratio on a pro forma basis, subject to certain conditions being met, including lender approval. The Credit Agreement will expire in September 2022. The 2017 Revolving Credit Facility can be prepaid without any premium or penalty. A portion of the proceeds of the 2017 Credit Facility were used to satisfy the outstanding obligation under the prior credit facility. Additional proceeds may be used for working capital, capital expenditures, Company share repurchases, acquisitions and other corporate purposes.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2018.
The following table summarizes our short-term borrowings:

	December 29, 2017		September 29, 2017
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
2017 Revolving Credit Facility	$340.0	2.49%	$350.0	2.36%
See Note 7, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for further information regarding the 2017 Revolving Credit Facility and the Sumitomo Credit Facility.

The following table provides additional information regarding our short-term borrowings:

(Dollars in millions)	First Quarter of Fiscal Year 2018
Amount outstanding (at end of period)	$340.0
Weighted average interest rate (at end of period)	2.49%
Average amount outstanding (during period)	$257.6
Weighted average interest rate (during period)	2.40%
Maximum month-end amount outstanding during period	$340.0
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
Total debt as a percentage of total capital increased to 19.6% at December 29, 2017 from 18.7% at September 29, 2017 primarily due to a net loss incurred during the first quarter of fiscal year 2018. The ratio of current assets to current liabilities increased to 1.45 to 1 at December 29, 2017 from 1.40 to 1 at September 29, 2017.
Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) decreased to 107 days at December 29, 2017 compared to 125 days at December 30, 2016. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. VPT's DSO is not meaningful because it is highly variable. As of December 29, 2017, approximately 4% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	December 29, 2017	December 30, 2016
Number of shares	0.5	0.5
Average repurchase price per share	$108.16	$98.98
Total cost	$56.7	$49.5

In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of December 29, 2017, approximately 4.7 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
For more details see Note 12, "Stockholders' Equity and Noncontrolling Interests" of the Notes to the Condensed Consolidated Financial Statements for further discussion.

Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Tax Cuts and Jobs Act (the "Act"), and may also include other long-term tax liabilities. As of December 29, 2017, our liability for uncertain tax positions was $59.9 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. The Act allows taxpayers to elect to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of December 29, 2017, the noncurrent portion of the one-time transition tax on unremitted foreign earnings is $143.1 million.
As of December 29, 2017, we had accrued liabilities of $5.8 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined. For more details see Note 9, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
As of December 29, 2017, our outstanding commitment for the GPTC securities was $11.8 million. For more details see Note 15, "VPT Loans and Securities" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2017 Annual Report.
Subsequent Events

See Note 17, "Subsequent Events" of the Notes to the Condensed Consolidated Financial Statements for a discussion of our subsequent events.

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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 29, 2017, we have not incurred any significant costs since the Spin-offs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to VPT customers such as:
As of December 29, 2017, the Term Loan with California Proton Therapy Center ("CPTC") was $53.5 million. The $53.5 million is composed of four Tranches: Tranche A of $2.0 million, Tranche B of $7.2 million, Tranche C of $15.6 million, and Tranche D of $28.7 million (collectively the "Term Loan"). All of the Tranches accrue paid-in-kind interest at 7.5% per annum, except the Tranche B which accrues paid-in-kind interest at 10% per annum. The maturity date of the Term Loan is three years from the Closing Date. The Term Loan is secured by the assets of CPTC.
In addition, the Lenders have committed to lend up to $15.0 million in Revolving Loans. Our share of the funding commitment from the Revolving Loan is $7.2 million and as of December 29, 2017, we have funded $2.4 million. The Revolving Loan accrues paid-in-kind interest at 10% per annum and has a maturity date one year from the Closing Date.
The seniority of these loans is as follows: Revolving Loan, Tranche A, Tranche B, Tranche C and Tranche D. If CPTC is in default the interest of Tranche A, C and D will increase to 9.5% and Tranche B and the Revolving Loan will increase to 12.0%.
As of December 29, 2017, we have an outstanding loan of $35.0 million to Maryland Proton Treatment Center ("MPTC"). Our subordinated loan is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the outstanding loan accrues at 12%. We also have $25.1 million as long-term notes receivable related to a deferred payment arrangement with MPTC. The notes receivable carries an interest rate of 15% and is due in September 30, 2018.
We also have loans associated with the New York Proton Center, and Proton International LLC totaling $18.5 million and $2.5 million, respectively.
In July 2017, we purchased the outstanding senior secured debt related to the Rinecker Proton Therapy Center ("RPTC") in Munich, Germany for 21.5 million Euros or $24.5 million. By purchasing the senior secured debt, we have a right to 89 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced and it expects the insolvency proceedings to be finalized within the next twelve months. Upon finalization of bankruptcy proceedings, we believe it is probable we will recover its outstanding senior secured debt balance and trade accounts receivable, net.
See Note 15, "VPT Loans and Securities" of the Notes to the Condensed Consolidated Financial Statements for further information on loans to VPT customers.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of December 29, 2017 were $475.0 million and $46.9 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of December 29, 2017. The principal amount of cash and cash equivalents in continuing operations at December 29, 2017 totaled $822.6 million with a weighted average interest rate of 0.36%. At December 29, 2017, our available-for-sale investments, $8.0 million in subordinated bonds with a fixed interest rate to finance the Delray Radiation Therapy Center ("DRTC"), $6.0 million Subordinate Revenue Bonds with a fixed interest rate to finance the Alabama Proton Therapy Center ("APTC') and $4.5 million in Senior Capital Appreciation Bonds to finance the Georgia Proton Treatment Center ("GPTC"). The DRTC subordinated bonds and the APTC Subordinate Revenue bear an interest rate of 8.5% per annum and the GPTC Senior Capital Appreciation Bonds bear an interest rate of 8.0% per annum. Our available-for-sale investments are carried at fair value.
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
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our 2017 Revolving Credit Facility. As of December 29, 2017, borrowings under the 2017 Revolving Credit Facility totaled $340.0 million with a weighted average interest rate of 2.49%. If the amount outstanding under our 2017 Revolving Credit Facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $3.4 million. See Note 7, "Borrowings" of the Condensed Consolidated Financial Statements for a discussion regarding the 2017 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3.0 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of December 29, 2017, the there was no outstanding balance under the Sumitomo Credit Facility.

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

(b)
Changes in internal control over financial reporting. Beginning September 30, 2017, we implemented ASC 606, Revenue from Contracts with Customers. As a result, we implemented changes to our processes related to revenue recognition, the control activities within them, and the key system functionalities to enable the preparation of financial information. This included the development of new policies based on the five-step model provided in the new revenue standard. There were no other changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 9, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.
Item 1A. Risk Factors

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K, except as follows:
The Tax Cuts and Jobs Act of 2017, the enactment of legislation implementing changes in taxation of international business activities, and the adoption of other tax legislation and policies could materially impact our financial position and results of operations.
The Tax Cuts and Jobs Act of 2017 (the “Act”) is expected to have a significant impact on our financial position and results of operations. The Act reduced the U.S. corporate income tax rate from 35% to 21%. This rate reduction requires us to re-measure our net deferred tax assets which were originally recorded assuming a future tax benefit at the 35% rate. We estimate the impact of this re-measurement is a charge to our income tax expense of approximately $47 million, with approximately $37.8 million charged in the first quarter of 2018, and the remainder of $9.2 million over the balance of fiscal year 2018.
In addition, as part of the transition to a modified territorial system, the new law imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. We currently estimate the tax effect of this deemed repatriation to be $169.3 million. We intend to make the election to pay this tax over an eight-year period. The transition to a modified territorial regime and the one-time transition tax on unremitted earnings has also caused us to re-evaluate our intentions with respect to the unremitted earnings of our foreign subsidiaries. In the past, we did not accrue U.S. taxes on certain undistributed profits of certain foreign subsidiaries because the earnings were considered to be indefinitely reinvested. In light of the changes to the taxation of foreign earnings in the Act, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested.
The amounts of the tax effects related to the Act described above represent our reasonable estimates. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Act, which could cause us to significantly revise the provisional amounts we have recorded.
On January 22, 2018, a continuing budget resolution was signed into law that included a provision to extend the moratorium on the 2.3% medical device excise tax for two more years, or until January 1, 2020. This tax has had, and may continue to have, a negative impact on our gross margin when the moratorium expires.

A significant portion of our earnings is generated from activity outside the United States. As a result, any substantial changes in international policies regarding corporate taxation or legislative initiatives may materially and adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.
The proposed acquisition of Sirtex Medical Limited may not be completed within the expected timeframe, or at all, and the failure to complete the acquisition could adversely affect our business.
On January 30, 2018, we signed an agreement to acquire Sirtex Medical Limited ("Sirtex"), an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion (approximately $1.3 billion). Sirtex is an Australian-based global life sciences company focused on interventional oncology therapies.
The transaction, which is expected to close in late May 2018, is subject to the approval of the Sirtex shareholders, the Federal Court of Australia and other customary closing conditions, including applicable regulatory approvals that are beyond our control. There is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed acquisition are not satisfied (or waived by the other party) the acquisition may not be completed. In addition, the Scheme Implementation Deed (the “Agreement”) may be terminated under specified circumstances. Failure to complete the acquisition could adversely affect our business as we could be required to pay a termination fee up to 1% of the total consideration under certain circumstances as described in the Agreement and cause delay in our plan to expand into the interventional oncology market. In addition, our stock price may also suffer as the failure to consummate the acquisition may result in negative perception in the investment community.
Uncertainty associated with the completion of the merger may cause substantial disruptions in our business and Sirtex’s business.
Uncertainty associated with the completion of the acquisition may cause substantial disruptions in our business and Sirtex’s business, which could have an adverse effect on our financial results. Among other things, such uncertainty may affect our relationships with customers, potential customers and suppliers and our ability to recruit prospective employees or to retain and motivate existing employees. Sirtex may face similar disruptions to its business. The adverse effect of such disruptions could be exacerbated by delay in the completion of the acquisition or termination of the Agreement.
Our efforts to integrate acquisitions may not be successful, and this may adversely impact our profitability and sales growth.
As part of our strategy to develop and identify new technologies, products and services, we have made and may continue to acquire new businesses and technologies. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. In particular, if our proposed acquisition of Sirtex is completed, its success will depend, in part, on our ability to successfully integrate the business and operations and fully realize the anticipated benefits and synergies from combining our businesses and Sirtex’s business If we are not able to achieve these objectives following the acquisition, the anticipated benefits and synergies of the transactions may not be realized fully or at all or may take longer to realize than expected. Our efforts to successfully integrate acquisitions may result in additional expenses and divert significant amounts of management’s time from other projects.
Our failure to manage successfully and coordinate the growth of the acquired companies could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not meet our initial expectations, we may record impairment charges.
Factors that will affect the success of our acquisitions include:

•	our ability to retain key employees of the acquired company;

•	the performance of the acquired business, technology, product or service;

•	our ability to integrate operations, financial and other systems;

•
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products and services, achieving expected cost savings and effectively combining technologies to develop new products and services;

•	any disruption in order fulfillment or loss of sales due to integration processes;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies;

•
any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the acquired companies’ product lines and sales and marketing practices, including price increases; and

•
our assumption of known contingent liabilities that are realized, known liabilities that prove greater than anticipated, or unknown liabilities that come to light, to the extent that the realization of any of these liabilities increases our expenses or adversely affects our business or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2018 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 30, 2017 - October 27, 2017	—	$—	—	5.2
October 28, 2017 - November 24, 2017	0.3	$106.29	0.3	4.9
November 25, 2017 - December 29, 2017	0.2	$111.18	0.2	4.7
Total	0.5	$108.16	0.5	4.7

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

As the Company completed its adoption of ASC 606 in the first quarter of fiscal year 2018, certain balance sheet adjustments were necessary from the Preliminary Condensed Consolidated Balance Sheets as of December 29, 2017 and September 29, 2017 that were filed in the Company’s 8-K on January 24, 2018 announcing its fiscal year 2018 first quarter results. The impact of these adjustments was to increase both unbilled receivables and deferred revenue by $25.8 million and $78.5 million as of December 29, 2017 and September 29, 2017, respectively, which results in Oncology Systems accounts receivable days sales outstanding, or DSO, of 107 days at December 29, 2017 and 125 days at December 30, 2016. There has been no change to the Company’s Condensed Consolidated Statements of Earnings.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

2.1 *	Scheme Implementation Deed dated January 30, 2018 between Varian Medical Systems, Inc. and Sirtex Medical Limited.

4.1	Form of Senior Indenture, between Registrant and one or more trustees to be named (incorporated by reference to Exhibit No. 4.2 to the Registrant's Form S-3, File No. 333-221763).

4.2	Form of Subordinated Indenture, between Registrant and one or more trustees to be named (incorporated by reference to Exhibit No. 4.3 to the Registrant's Form S-3, File No. 333-221763).

10.1
Form of Performance-based Nonqualified Stock Option Agreement under the Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.1 to the Registrant's Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

10.2
Form of Time-based Nonqualified Stock Option Agreement under the Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.2 to the Registrant's Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).
.

10.3
Form of Restricted Stock Unit Agreement under the Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.3 to the Registrant's Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).
.

10.4
Form of Performance Unit Agreement under the Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.4 to the Registrant's Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).
.

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	February 7, 2018	By:	/s/ GARY E. BISCHOPING JR.
Gary E. Bischoping Jr.
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)