Form 10-Q
period 2018-03-30
VARIAN MEDICAL SYSTEMS INC
filed 2018-05-08
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,504,711 shares of common stock, par value $1 per share, outstanding as of April 27, 2018.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended March 30, 2018

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(In millions, except per share amounts)	2018	2017	2018	2017
Revenues:
Product	$393.8	$364.9	$759.4	$674.1
Service	336.1	298.3	649.0	590.6
Total revenues	729.9	663.2	1,408.4	1,264.7
Cost of revenues:
Product	264.2	246.9	488.1	453.1
Service	147.2	140.7	299.0	269.0
Total cost of revenues	411.4	387.6	787.1	722.1
Gross margin	318.5	275.6	621.3	542.6
Operating expenses:
Research and development	58.9	53.3	114.8	103.2
Selling, general and administrative	134.5	131.6	258.5	292.7
Impairment charges	11.1	—	11.1	38.3
Acquisition-related expenses	19.7	0.6	21.2	0.9
Total operating expenses	224.2	185.5	405.6	435.1
Operating earnings	94.3	90.1	215.7	107.5
Interest income	3.6	2.7	6.8	7.5
Interest expense	(2.3)	(2.4)	(4.4)	(5.3)
Earnings from continuing operations before taxes	95.6	90.4	218.1	109.7
Taxes on earnings	22.4	20.9	257.1	32.2
Net earnings (loss) from continuing operations	73.2	69.5	(39.0)	77.5
Net loss from discontinued operations	—	(13.3)	—	(6.8)
Net earnings (loss)	73.2	56.2	(39.0)	70.7
Less: Net (loss) earnings attributable to noncontrolling interests	—	(0.1)	0.1	0.5
Net earnings (loss) attributable to Varian	$73.2	$56.3	$(39.1)	$70.2

Net earnings (loss) per share - basic
Continuing operations	$0.80	$0.75	$(0.43)	$0.83
Discontinued operations	—	(0.15)	—	(0.08)
Net earnings (loss) per share - basic	$0.80	$0.60	$(0.43)	$0.75

Net earnings (loss) per share - diluted
Continuing operations	$0.79	$0.74	$(0.43)	$0.82
Discontinued operations	—	(0.14)	—	(0.08)
Net earnings (loss) per share - diluted	$0.79	$0.60	$(0.43)	$0.74

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	91.5	93.0	91.6	93.2
Weighted average shares outstanding - diluted	92.6	93.7	91.6	93.9
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
(In millions)	2018	2017	2018	2017
Net earnings (loss)	$73.2	$56.2	$(39.0)	$70.7
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.0* and $0.1 for the three and six months ended March 30, 2018, respectively, and $0.0* and $0.1 for the corresponding periods of fiscal year 2017, respectively.	(0.3)	(0.1)	(0.5)	(0.2)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.1) and ($0.3) for three and six months ended March 30, 2018, respectively, and ($0.2) and ($0.4) for the corresponding periods of fiscal year 2017, respectively.	0.7	0.9	1.2	1.8
	0.4	0.8	0.7	1.6
Derivative instruments:
Change in unrealized loss, net of tax benefit of $0.2 and $0.3 for the three and six months ended March 30, 2018.	(0.4)	—	(0.6)	—
Reclassification adjustments, net of tax expense of ($0.3) for both the three and six months ended March 30, 2018.	0.7	—	0.6	—
	0.3	—	—	—
Currency translation adjustment	6.6	2.9	9.7	(10.2)
Other comprehensive earnings (loss)	7.3	3.7	10.4	(8.6)
Comprehensive earnings (loss)	80.5	59.9	(28.6)	62.1
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	—	(0.1)	0.1	0.5
Comprehensive earnings (loss) attributable to Varian	$80.5	$60.0	$(28.7)	$61.6

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 30,	September 29,
(In millions, except par values)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$739.9	$716.2
Trade and unbilled receivables, net of allowance for doubtful accounts of $40.3 at March 30, 2018 and $45.9 at September 29, 2017	936.7	961.5
Inventories	433.8	417.7
Prepaid expenses and other current assets	226.4	190.3
Current assets of discontinued operations	8.6	11.1
Total current assets	2,345.4	2,296.8
Property, plant and equipment, net	247.0	255.3
Goodwill	236.2	222.6
Intangible assets	82.0	71.6
Deferred tax assets	114.9	147.3
Other assets	282.0	300.8
Total assets	$3,307.5	$3,294.4
Liabilities and Equity
Current liabilities:
Accounts payable	$164.9	$162.3
Accrued liabilities	365.1	374.9
Deferred revenues	766.5	755.4
Short-term borrowings	230.0	350.0
Current liabilities of discontinued operations	3.7	2.5
Total current liabilities	1,530.2	1,645.1
Other long-term liabilities	320.7	127.4
Total liabilities	1,850.9	1,772.5
Commitments and contingencies (Note 10)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.7 shares issued and outstanding at both March 30, 2018, and at September 29, 2017, respectively	91.7	91.7
Capital in excess of par value	754.7	716.1
Retained earnings	664.2	778.6
Accumulated other comprehensive loss	(58.4)	(68.8)
Total Varian stockholders' equity	1,452.2	1,517.6
Noncontrolling interests	4.4	4.3
Total equity	1,456.6	1,521.9
Total liabilities and equity	$3,307.5	$3,294.4

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 30,	March 31,
(In millions)	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(39.0)	$70.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	21.2	23.6
Depreciation	25.4	31.9
Amortization of intangible assets	10.4	9.1
Deferred taxes	41.8	(7.5)
Loss on hedges related to the Sirtex acquisition	16.4	—
Provision for doubtful accounts receivable	2.0	38.8
Impairment charges	11.1	38.3
Other, net	—	(0.7)
Changes in assets and liabilities:
Trade and unbilled receivables	28.4	(14.5)
Inventories	(10.9)	(14.3)
Prepaid expenses and other assets	—	(55.5)
Accounts payable	0.9	(9.9)
Accrued liabilities and other long-term liabilities	125.3	(25.5)
Deferred revenues	11.5	29.9
Net cash provided by operating activities	244.5	114.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(17.8)	(32.1)
Acquisitions, net of cash acquired	(29.6)	—
Issuance of notes receivable	—	(11.5)
Principal payments on notes receivable	5.2	—
Investment in available-for-sale securities	(6.0)	(1.1)
Sale of available-for-sale securities	8.0	—
Loans to CPTC	(5.3)	—
Purchase of foreign currency option related to the Sirtex acquisition	(5.5)	—
Investment in privately-held companies	(3.1)	(5.0)
Amounts paid to deferred compensation plan trust account	(1.3)	(4.4)
Other, net	0.3	0.9
Net cash used in investing activities	(55.1)	(53.2)
Cash flows from financing activities:
Repurchases of common stock	(92.7)	(222.3)
Proceeds from issuance of common stock to employees	44.6	25.4
Employees' taxes withheld and paid for restricted stock and restricted stock units	(11.1)	(10.5)
Cash received from Varex Imaging Corporation	—	200.0
Cash and cash equivalents contributed to Varex Imaging Corporation	—	(81.3)
Borrowings under credit facility agreement	234.3	90.0
Repayments under credit facility agreement	(209.3)	(100.0)
Net repayments under the credit facility agreements with maturities less than 90 days	(120.0)	(107.0)
Other	—	0.7
Net cash used in financing activities	(154.2)	(205.0)
Effects of exchange rate changes on cash and cash equivalents	(11.5)	7.3
Net increase (decrease) in cash and cash equivalents	23.7	(136.5)
Cash and cash equivalents at beginning of period	716.2	843.5
Cash and cash equivalents at end of period	$739.9	$707.0

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
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2017 (the “2017 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 30, 2018 and September 29, 2017, results of operations and statements of comprehensive earnings (loss) for the three and six months ended March 30, 2018 and March 31, 2017, and cash flows for the six months ended March 30, 2018 and March 31, 2017. The results of operations for the six months ended March 30, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
At the beginning of the Company's fiscal year 2018, the Company early adopted the new revenue recognition Accounting Standard Codification 606 "Revenues from Contracts with Customers" ("ASC 606") by using the full retrospective method. All financial statements and disclosures have been recast to comply with ASC 606. See "Recently Adopted Accounting Pronouncements" below for further information.
The historical financial position and results of operations of the Imaging Components business and costs relating to the Distribution are reported in the condensed consolidated financial statements as discontinued operations for all the periods presented. Information in the accompanying notes to the condensed consolidated financial statements have been recast to reflect the effect of the Distribution. The Condensed Consolidated Statements of Comprehensive Earnings (Loss) and Cash Flows have not been recast to reflect the effect of the Distribution.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017. The fiscal quarters ended March 30, 2018 and March 31, 2017 were both 13-week periods.

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
Revenue Recognition
The Company's revenues are derived primarily from the sale of radiotherapy and proton therapy hardware and software products, support, training and maintenance of all those products, installation services and the sale of parts. The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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
The Company's products are generally not sold with a right of return, and the Company does not provide credits or incentives, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized.
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
The majority of the Company’s products and services are sold in bundled arrangements (e.g., hardware, software, and services). For bundled arrangements, the Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their individual SSP. The SSP is determined based on observable prices at which the Company separately sells the products and services. If an SSP is not directly observable, then the Company will estimate the SSP considering marketing conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

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
Payment terms and conditions vary by contract type, although terms are generally commensurate with a significant milestone, such as contract signing, shipment, delivery, acceptance or service commencement. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's products and services, not to receive financing from the Company's customers, such as invoicing at the beginning of a contract term with revenue recognized ratably over the contract period for a service contract. Payment terms can also vary based on the type of customer, such as government purchases. There are occasions where the Company provides extended payment terms in which case a portion of the transaction price is allocated to imputed interest income.
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
The Company provides operations and maintenance services related to the proton therapy system under a separate arrangement. These contracts are typically executed at or about the same time as the proton therapy system contracts; however, the pricing and performance of the proton therapy system contracts are not typically related to the pricing or performance of the operations and maintenance contracts. Therefore, the Company recognizes operations and maintenance services as a separate performance obligation.
Under the typical payment terms of the Company's fixed-price contracts, the customer pays the Company an up-front advance payment and then performance-based payments based on quantifiable measures of performance or on the achievement of specified events or milestones. As the revenue is recognized over time relative to the costs incurred and the customer billing milestones are typically event driven, this may result in revenue recognized in excess of billings at some point during the contract which the Company presents as unbilled receivables on the Condensed Consolidated Balance Sheets. Amounts billed and due from the Company's customers are classified as trade accounts receivable on the Condensed Consolidated Balance Sheets. In most contracts, the Company is entitled to receive an advance payment at the beginning of the contract. The Company recognizes a liability for these advance payments in excess of revenue recognized and presents it as deferred revenues on the Condensed Consolidated Balance Sheets. The advance payment typically is not considered a significant financing component because it is used to ensure the customer's commitment to the project.
The Company recognizes revenue for its proton therapy systems over time because the customer controls the work in process, the Company's performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date.
Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenues and costs at completion is complex, subject to many variables and requires significant judgment. The Company's contracts generally do not include award fees, incentive fees or other provisions that may be considered variable consideration.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Unfulfilled Performance Obligations for Oncology Systems and VPT
The following table represents the Company's unfulfilled performance obligations as of March 30, 2018 and the estimated revenue expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal years of revenue recognition
(In millions)	2018	2019	2020	Thereafter
Unfulfilled Performance Obligations	$1,060.8	$2,089.5	$729.4	$1,276.3
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
The most significant impacts on adoption were in the Oncology Systems segment and are primarily due to the removal of the contingent revenue cap which limited revenue recognition to the amount of cash received from the customer, the elimination of the mandatory revenue deferral for software sold with extended payment terms and the removal of the vendor-specific objective evidence requirement for the separation of bundled software products. The Company also identified additional performance obligations for training and certain elements of warranty that are recognized as separate performance obligations, and identified that certain new performance obligations were previously accounted for as part of hardware products and will result in a change in classification of revenues from product to service. In preparation for adoption of the standard, the Company implemented internal controls and key system functionalities to enable the preparation of financial information.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company has recast its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select Condensed Consolidated Statements of Earnings (Loss) line items, which reflect the adoption of ASC 606 are as follows:

	Three Months Ended			Six Months Ended
	March 31, 2017			March 31, 2017
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Revenues:
Product	$386.1	$(21.2)	$364.9	$729.7	$(55.6)	$674.1
Service	268.9	29.4	298.3	537.1	53.5	590.6
Total revenues	655.0	8.2	663.2	1,266.8	(2.1)	1,264.7
Cost of revenues:
Product	254.2	(7.3)	246.9	478.6	(25.5)	453.1
Service	125.5	15.2	140.7	237.2	31.8	269.0
Total cost of revenues	379.7	7.9	387.6	715.8	6.3	722.1
Gross margin	275.3	0.3	275.6	551.0	(8.4)	542.6
Earnings from continuing operations before taxes	90.1	0.3	90.4	118.1	(8.4)	109.7
Taxes on earnings	20.8	0.1	20.9	34.3	(2.1)	32.2
Net earnings from continuing operations	69.3	0.2	69.5	83.8	(6.3)	77.5
Net loss from discontinued operations	(13.3)	—	(13.3)	(6.8)	—	(6.8)
Net earnings	$56.0	$0.2	$56.2	$77.0	$(6.3)	$70.7
Net earnings attributable to Varian	$56.1	$0.2	$56.3	$76.5	$(6.3)	$70.2

Diluted net earnings per share from continuing operations attributable to Varian	$0.74	$—	$0.74	$0.89	(0.07)	$0.82
Select Condensed Consolidated Statements of Balance Sheet line items, which reflect the adoption of ASC 606 are as follows:

	September 29, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Assets:
Trade and unbilled receivables, net	$823.5	$138.0	$961.5
Inventories	439.7	(22.0)	417.7
Prepaid expenses and other current assets	199.8	(9.5)	190.3
Deferred tax assets	138.8	8.5	147.3

Liabilities and Equity:
Accrued liabilities	394.7	(19.8)	374.9
Deferred revenues	640.6	114.8	755.4
Other long-term liabilities	130.0	(2.6)	127.4
Retained earnings	756.0	22.6	778.6

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
In the first quarter of fiscal year 2018, the Company elected to early adopt the FASB guidance which targeted improvements to the accounting for hedging activities. The guidance allows companies to more accurately present the economic effects of risk management activities in the financial statements. This amendment is required to be applied prospectively. The primary impact of the adoption is the required disclosure changes. The adoption of the new guidance did not have a material impact on the Company's condensed consolidated financial statements.
In the first quarter of fiscal year 2018, the Company adopted the FASB guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to use the prospective transition method for the presentation of excess tax benefits on the statement of cash flows. Under the new standard, excess tax benefits are now included in taxes on earnings in the Consolidated Statement of Earnings (Loss). The Company elected to recognize forfeitures as they occur, and the impact of this change in accounting policy was recorded as a $0.4 million reduction, net, to its beginning retained earnings balance as of September 30, 2017. See Note 12, "Income Taxes" for more information on the impact of this accounting guidance. The remaining provisions of this amendment did not have a material impact on the Company's condensed consolidated financial statements.
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
Recent Accounting Standards or Updates Not Yet Effective
In February 2018, the FASB amended its guidance that will allow companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act to retained earnings. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2020. Early adoption is permitted. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.
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
On January 25, 2017, the Company entered into a term facility ("Varex Term Facility"), and on the same day drew down $203.0 million under the facility. In conjunction with the Distribution, the Company used $200.0 million of those proceeds to repay a portion of its outstanding 2013 Revolving Credit Facility. At the Distribution Date, the Company contributed $81.3 million in cash and cash equivalents to Varex as part of the distribution and transfer of certain legal entities. In fiscal year 2017, the Company received $38.7 million from Varex for excess cash and cash equivalents contributed at the Distribution Date. In fiscal year 2017, the Company recorded a $334.1 million reduction to retained earnings as a result of the Distribution of Varex, which included assets and liabilities transferred to Varex on the Distribution Date, including $203.0 million of debt outstanding under the Varex Term Facility.
Following the Distribution, Varex retained a specified amount of cash that would enable Varex to pay the Company consideration for certain net assets outside of the United States that were required to be transferred to Varex but which did not occur on the Distribution Date due to not having received regulatory approvals for such transfers. Once those regulatory

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

approvals are received, the Company will receive a cash payment from Varex in consideration for such net asset transfers. At March 30, 2018, the Company had $4.9 million in assets (net of liabilities) on its Condensed Consolidated Balance Sheet related to Varex net assets to be transferred. The Company expects the remainder of Varex's net assets will be transferred in fiscal year 2018. If the Company does not receive the necessary regulatory approvals during a specified time period, Varex will be required to transfer such cash amounts to Varian.
The financial results of Varex are presented as net earnings from discontinued operations on the Condensed Consolidated Statements of Earnings (Loss), and primarily include the financial results of the Company's former Imaging Components operating segment and costs relating to the Distribution. Corporate costs previously allocated to the Company's Imaging Components operating segment are not included in discontinued operations. See Note 17, "Segment Information" for more information related to corporate allocated costs.
The following table summarizes the key components of net loss from discontinued operations:

	Three Months Ended (1)	Six Months Ended
(In millions)	March 31, 2017	March 31, 2017
Revenues	$42.5	$194.0
Cost of revenues	24.6	117.3
Gross margin	17.9	76.7
Operating expenses (2)	29.7	76.1
Operating earnings	(11.8)	0.6
Taxes on earnings	1.5	7.4
Net loss from discontinued operations	(13.3)	(6.8)
Less: Net earnings from discontinued operations attributable to noncontrolling interests	—	0.1
Net loss from discontinued operations attributable to Varian	$(13.3)	$(6.9)

(1)	There was no activity in net loss from discontinued operations during the three and six months ended March 30, 2018.

(2)
Operating expenses included separation costs of $19.3 million and $34.2 million during the three and six months ended March 31, 2017, respectively. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's Condensed Consolidated Balance Sheets:

(In millions)	March 30, 2018	September 29, 2017
Assets:
Trade accounts receivable, net	$7.1	$8.1
Inventories	1.1	2.9
Prepaid expenses and other current assets	0.4	0.1
Current assets of discontinued operations	8.6	11.1
Total assets of discontinued operations	$8.6	$11.1
Liabilities:
Accounts payable	$2.0	$2.0
Accrued liabilities	1.7	0.5
Current liabilities of discontinued operations	3.7	2.5
Total liabilities of discontinued operations	$3.7	$2.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents supplemental cash flow information of discontinued operations:

Six Months Ended (1)
(In millions)	March 31, 2017
Operating activities:
Share-based compensation expense	$2.0
Depreciation expense	4.4
Amortization expense	1.8
Investing activities:
Purchases of property, plant and equipment	$(6.3)

(1)	There was no significant cash flow activity from discontinued operations during the six months ended March 30, 2018.
3. BUSINESS COMBINATIONS
Sirtex
On January 30, 2018, the Company signed an agreement to acquire Sirtex Medical Limited ("Sirtex"), an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion ($1.2 billion as of March 30, 2018). Sirtex is an Australian-based global life sciences company focused on interventional oncology therapies. The Company plans to fund the acquisition primarily using its 2018 Revolving Credit Facility, as well as cash on hand. The transaction has received all necessary regulatory approvals, is subject to the approval of the Sirtex shareholders, the Federal Court of Australia and the satisfaction of other customary closing conditions.

On May 4, 2018, Sirtex received an unsolicited non-binding, indicative and conditional proposal from CDH Investments ("CDH"), a China-based alternative asset manager, for the acquisition of all of the issued shares in Sirtex for A$33.60 per share. The Sirtex board of directors has determined to engage with CDH to further understand the conditions associated with the CDH proposal. As a result, the meeting of Sirtex shareholders to approve the acquisition by Varian, which was scheduled to occur on Monday, May 7, 2018 (Sydney time), was adjourned to a time and date to be determined.
Other Acquisitions
In fiscal year 2018, the Company acquired two privately-held software companies for a purchase price of $29.6 million. The purchase price primarily consisted of $20.4 million in finite-lived intangible assets and $11.5 million in goodwill. The Company has integrated these two acquisitions into its Oncology Systems reporting unit.
Other Information
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisitions completed above. The Company believes the factors that contributed to goodwill include synergies that are specific to the Company's acquisitions completed and not available to market participants and the acquisition of a talented workforce. The goodwill for the recent acquisitions mentioned above is deductible for income tax purposes.

The fair value of assets acquired and liabilities assumed has been determined on a preliminary basis, and the Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of the acquisitions may result in adjustments to the amounts of goodwill, intangible assets and deferred revenue balances recorded. The Company expects to finalize these amounts no later than one year from the date of each acquisition.
The condensed consolidated financial statements include the operating results from the date of acquisition. The impact of the acquisitions completed to the periods presented was not material. Pro forma results of operations for the acquisitions completed

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's condensed consolidated financial statements.
4. BALANCE SHEET COMPONENTS
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	March 30, 2018	September 29, 2017
Unbilled receivables - current	$311.5	$259.1
Unbilled receivables - long-term (1)	28.2	10.9
Deferred revenues - current	(766.5)	(755.4)
Deferred revenues - long-term (2)	(9.1)	(7.2)
Total net unbilled receivables (deferred revenues)	$(435.9)	$(492.6)

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the six months ended March 30, 2018, unbilled receivables net of deferred revenues increased by $56.7 million primarily due to the contractual timing of billings occurring after the revenues were recognized, as well as the timing of milestone payments.
During the three and six months ended March 30, 2018, the Company recognized revenues of $108.8 million and $305.2 million, respectively, which was included in the deferred revenues balance at September 29, 2017. During the three and six months ended March 31, 2017, the Company recognized revenues of $127.2 million and $346.0 million, respectively, which was included in the deferred revenues balance at September 30, 2016.
The Company did not have any impairment losses on its unbilled receivables during the six months ended March 30, 2018. The Company recognized an impairment loss of $17.2 million from long-term unbilled receivables during the six months ended March 31, 2017. See Note 16, "VPT Loans and Securities" for further information.
The following table summarizes the Company's inventories:

(In millions)	March 30, 2018	September 29, 2017
Raw materials and parts	$306.5	$296.5
Work-in-process	54.1	47.7
Finished goods	73.2	73.5
Total inventories	$433.8	$417.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following tables summarize the Company's available-for-sale securities:

	March 30, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
APTC securities (1)	$6.1	$—	$—	$6.1
GPTC securities (2)	4.6	—	—	4.6
Total available-for-sale securities	$10.7	$—	$—	$10.7

	September 29, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Original CPTC loans (2)	$47.4	$—	$—	$47.4
DRTC securities (2)	8.3	—	—	8.3
GPTC securities (2)	4.4	—	—	4.4
Total available-for-sale securities	$60.1	$—	$—	$60.1

(1)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets because the Company has the ability and intent to sell this security in the next twelve months.

(2)
Included in other assets on the Company's Condensed Consolidated Balance Sheets because the maturity dates are greater than one year and the Company does not have the intent and ability to collect or sell all or a portion of its loans or securities in the next twelve months.

See Note 5, "Fair Value" and Note 16, "VPT Loans and Securities" for more information on the Original California Proton Treatment Center, LLC (“Original CPTC”) Loans, Alabama Proton Therapy Center ("APTC"), Delray Radiation Therapy Center (“DRTC”), and Georgia Proton Treatment Center ("GPTC") Securities.
The following table summarizes the Company's other long-term liabilities:

(In millions)	March 30, 2018	September 29, 2017
Long-term income taxes payable	$208.1	$48.6
Deferred income taxes	26.4	17.1
Long-term debt	25.0	—
Other	61.2	61.7
Total other long-term liabilities	$320.7	$127.4

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at March 30, 2018:
Available-for-sale securities:
APTC securities	$—	$6.1	$—	$6.1
GPTC securities	—	4.6	—	4.6
Derivative assets	—	0.5	—	0.5
Total assets measured at fair value	$—	$11.2	$—	$11.2

Liabilities at March 30, 2018:
Derivative liabilities	$—	$(12.4)	$—	$(12.4)
Contingent consideration	—	—	(2.8)	(2.8)
Total liabilities measured at fair value	$—	$(12.4)	$(2.8)	$(15.2)

Assets at September 29, 2017:
Available-for-sale securities:
Original CPTC loans	$—	$—	$47.4	$47.4
DRTC securities	—	8.3	—	8.3
GPTC securities	—	4.4	—	4.4
Total assets measured at fair value	$—	$12.7	$47.4	$60.1
The Company's Level 2 available-for-sale securities consist of bonds for APTC, GPTC, and DRTC. The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs such as yields, credit risks, default rates, and volatility. As of March 30, 2018 and September 29, 2017, the carrying amount of the Level 2 available-for-sale securities approximated their fair value. See Note 16, "VPT Loans and Securities" for further information about these bonds.
The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to thirteen months in duration. See Note 9, "Derivative Instruments and Hedging Activities" for more information about the Company's derivative instruments.
The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a discounted cash flow model with key assumptions that include estimated sales units or revenues of the acquired business or completion of certain milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated sales units, revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. Changes in volatility may result in an increase or decrease in the fair value of contingent consideration. The Company's contingent consideration are from its business combinations in fiscal year 2018 and is included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In December 2017, the Original CPTC loans were modified and partially satisfied resulting in a Term Loan of $53.5 million, as defined in Note 16, "VPT Loans and Securities". One of the modifications was that the loan agent no longer has the option to purchase these loans from the Company, therefore, the Original CPTC loans are no longer classified as an available-for-sale security. The Company had no unrealized gains or unrealized losses associated with the Original CPTC loans recorded in its other comprehensive income. The modification to the Original CPTC Loans had no impact on the Company's Condensed Consolidated Statements of Earnings (Loss) for the three months ended December 29, 2017. As of September 29, 2017, the Company classified the Original CPTC loans as available-for-sale securities, the fair value of which was based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans as well as underlying cash flow assumptions. However, the Company did not increase the fair value of the Original CPTC loans above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, had the option to purchase these loans from the Company under the original terms and conditions at par value.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Available-for-sale Securities	Contingent Consideration
Balance at September 29, 2017	$47.4	$—
Additions from business combinations	—	(2.8)
Reclassification of Original CPTC Loans to Term Loan	(47.4)	—
Balance at March 30, 2018	$—	$(2.8)
There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended March 30, 2018, or the three and six months ended March 31, 2017. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash and cash equivalents, trade and unbilled receivables, net of allowance for doubtful accounts, short-term notes receivable, revolving loan to CPTC, RPTC senior secured debt, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of March 30, 2018, the fair value of the Company's long-term debt approximated its carrying value of $25.0 million because it is carried at a market observable interest rate that resets periodically and is categorized as Level 2 in the fair value hierarchy.
As of March 30, 2018, the fair value of the Term Loan with CPTC approximated its carrying value of $44.0 million. See Note 16, "VPT Loans and Securities" for further information. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry. As a result, the Term Loan is categorized as Level 3 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $62.6 million and $100.2 million at March 30, 2018 and September 29, 2017, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 6, "Receivables" for information on the long-term notes receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

6. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net and notes receivable:

(In millions)	March 30, 2018	September 29, 2017
Trade and unbilled receivables, gross	$1,008.8	$1,039.2
Allowance for doubtful accounts	(40.3)	(63.1)
Trade and unbilled receivables, net	$968.5	$976.1
Short-term	$936.7	$961.5
Long-term (1)	$31.8	$14.6

Notes receivable	$87.9	$105.2
Short-term (2)	$25.3	$5.0
Long-term (1) (3)	$62.6	$100.2

(1)	Balances are included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Balances are included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.
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
As of March 30, 2018, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables. As of September 29, 2017, the allowance for doubtful accounts included $45.9 million related to short-term trade and unbilled receivables and $17.2 million related to long-term unbilled receivables, which was written off in the first quarter of fiscal year 2018.
See Note 16, "VPT Loans and Securities" for more information on the Company's short-term and long-term notes receivable balances.
7. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Varian Particle Therapy	Total
Balance at September 29, 2017	$170.2	$52.4	$222.6
Business combinations	11.5	—	11.5
Foreign currency translation adjustments	—	2.1	2.1
Balance at March 30, 2018	$181.7	$54.5	$236.2
See Note 3, "Business Combinations" for more information on the Company's acquisitions in fiscal year 2018.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets:

	March 30, 2018			September 29, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$118.0	$(67.7)	$50.3	$102.0	$(60.9)	$41.1
Customer contracts and supplier relationship	38.2	(16.4)	21.8	33.9	(14.3)	19.6
Other	5.7	(4.6)	1.1	5.5	(3.4)	2.1
Total intangible with finite lives	161.9	(88.7)	73.2	141.4	(78.6)	62.8
In-process research and development with indefinite lives	8.8	—	8.8	8.8	—	8.8
Total intangible assets	$170.7	$(88.7)	$82.0	$150.2	$(78.6)	$71.6
Amortization expense for intangible assets was $4.1 million and $3.5 million during the three months ended March 30, 2018 and March 31, 2017, respectively, and $10.4 million and $7.3 million during the six months ended March 30, 2018 and March 31, 2017, respectively.
As of March 30, 2018, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2018	$10.9
2019	15.2
2020	12.7
2021	10.4
2022	9.0
Thereafter	15.0
Total remaining amortization for intangible assets	$73.2
8. BORROWINGS
The following table summarizes the Company's short-term borrowings and long-term debt:

	March 30, 2018		September 29, 2017
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
2017 Revolving Credit Facility	$230.0	2.79%	$350.0	2.36%
Total short-term borrowings	$230.0		$350.0

Long-term debt:
2017 Revolving Credit Facility	$25.0	4.88%	$—	—%
Total long-term debt	$25.0		$—
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
On April 3, 2018, the Company replaced its 2017 Revolving Credit Facility with a new credit agreement ("2018 Credit Agreement"). See Note 18, "Subsequent Events" for more information on the 2018 Revolving Credit Facility.
Borrowings under the 2017 Revolving Credit Facility accrue interest based on either (i) the Eurodollar Rate plus a margin of 1.125% to 1.875% based on a leverage ratio involving funded indebtedness and EBITDA, or (ii) a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.125% to 0.875% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2017 Revolving Credit Facility have a contract repayment date of twelve months, or less, and a final maturity of five years if based on the Eurodollar Rate and all overnight borrowings on the base rate would also have a final maturity of five years.
The Company must pay a commitment fee on the unused portion of the 2017 Revolving Credit Facility at a rate from 0.125% to 0.25% based on a leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the 2017 Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans.
The Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2017 Revolving Credit Facility, subject to certain limitations on the amount secured. As of March 30, 2018, no subsidiary guaranties were required to be executed under the Credit Agreement.
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
VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2018, the Sumitomo Credit Facility was extended and will expire in February 2019. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5%.

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
The fair value of derivative instruments reported on the Condensed Consolidated Balance Sheets was as follows:

	Balance Sheet	March 30, 2018
(In millions)	Location	Fair Value
Derivatives not designated as hedging instruments:
Foreign exchange option contract	Prepaid expenses and other current assets	$0.5
Foreign exchange forward contracts	Accrued liabilities	(12.4)
Total derivatives		$(11.9)
At March 30, 2018, and September 29, 2017, the Company did not have any outstanding derivatives designated as hedging instruments. As of September 29, 2017, the fair value of the Company's derivatives not designated as hedging instruments was not material. See Note 5, "Fair Value" for the valuation of the Company’s derivative instruments. Also, see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2017 Annual Report for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions in the same currency, with a single net amount payable by one party to the other. As of March 30, 2018, and September 29, 2017, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
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
The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the change in fair value of the derivatives in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets is reclassified to revenues in the Condensed Consolidated Statements of Earnings (Loss). Subsequent changes in fair value of the derivative instrument are recorded in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings (Loss) to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception, the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged and its risk management objective and strategy for undertaking the hedge. The Company records the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and reclassifies these amounts into revenues in the Condensed Consolidated Statements of Earnings (Loss) in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

on an ongoing basis using regression analysis. The time value of the derivative and hedged item is included in the assessment of hedge effectiveness.
At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of March 30, 2018, the Company did not have any outstanding foreign currency forward contracts designated as cash flow hedges.
During the three and six months ended March 30, 2018, the Company recognized an unrealized loss of $0.6 million and $0.9 million, respectively, in other comprehensive earnings (loss) on foreign currency forward contracts designated as cash flow hedges. The Company did not have any foreign currency forward contracts designated as cash flow hedges during the three and six months ended March 31, 2017.
The effect of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings (Loss) was as follows:

	Location and Amount Recognized in Earnings (Loss) on Cash Flow Hedging Relationships
	Three Months Ended	Six Months Ended
	March 30, 2018	March 30, 2018
(In millions)	Revenues	Revenues
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings (Loss) in which the effects of fair value and cash flow hedges are recorded	$729.9	$1,408.4

Loss on cash flow hedge relationships:
Foreign currency forward contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings (loss)	$(1.0)	$(0.9)
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company had the following outstanding foreign currency forward contracts relating to balance sheet hedging activities:

	March 30, 2018
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$35.1	$—
Brazilian Real	7.7	—
British Pound	33.0	—
Canadian Dollar	12.3	—
Danish Krone	9.9	0.5
Euro	246.6	—
Hungarian Forint	1.9	—
Indian Rupee	17.8	—
Japanese Yen	69.5	—
Polish Zloty	18.6	—
Singapore Dollar	—	5.1
Swedish Krona	12.1	—
South African Rand	8.9	—
Swiss Franc	—	36.2
Thai Baht	3.9	—
Totals	$477.3	$41.8
The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings (Loss) related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings (Loss) on Derivative Instruments
	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Selling, general and administrative expenses	$(7.5)	$(7.5)	$(12.2)	$7.4
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Foreign Currency Forward and Option Contracts related to the Acquisition of Sirtex
In February 2018, the Company entered into foreign currency forward contracts and a foreign currency option contract to economically hedge its foreign currency exchange rate risk on the consideration to be paid for the Sirtex acquisition. The foreign currency forward contracts allow the Company to purchase a notional amount of A$793.0 million for $621.0 million on May 25, 2018. The quoted forward exchange rate on March 30, 2018 would provide that the same amount of Australian Dollars would cost $609.6 million. The Company paid a premium of $5.5 million for a foreign currency option that allows the Company to purchase a notional amount of A$792.0 million for $641.5 million that will expire on May 23, 2018. As of March 30, 2018, the foreign currency option has a fair value of $0.5 million.
The foreign currency forward contracts and option contract do not qualify for hedge accounting. As such, changes in the fair value will be recognized in acquisition-related expenses on the Condensed Consolidated Statements of Earnings. In the three months ended March 30, 2018, the Company recorded losses of $11.4 million on the foreign currency forward contracts and $5.0 million on the foreign currency option contract.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of March 30, 2018, and September 29, 2017, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position in the Company’s outstanding balance sheet hedges.
10. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	March 30, 2018	March 31, 2017
Accrued product warranty, at beginning of period	$41.3	$41.9
Charged to cost of revenues	26.3	17.4
Actual product warranty expenditures	(26.5)	(23.2)
Accrued product warranty, at end of period	$41.1	$36.1
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
The Company also reimburses certain third parties for cleanup activities. The Company spent $0.2 million and $0.1 million (net of amounts borne by third parties) in the three months ended March 30, 2018 and March 31, 2017, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.4 million and $0.3 million (net of amounts borne by third parties) in the six months ended March 30, 2018 and March 31, 2017, respectively, on such costs.
With respect to some of these facilities, inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the cleanup sites (“Group A Sites”). Nonetheless, as of March 30, 2018, the Company estimated that, net of third parties’ indemnification obligations, future costs associated with the environmental remediation liabilities for the Group A Sites would range in total from $1.0 million to $7.9 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of March 30, 2018. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $1.0 million for these cleanup projects as of March 30, 2018. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
In addition to the Group A Sites, there are other past and present facilities (“Group B Sites”) where the Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of, the governmental agencies having jurisdiction. As of March 30, 2018, the Company estimated that the Company’s future exposure on the Group B Sites, net of third parties’ indemnification obligations, for the costs at these

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $3.4 million to $19.3 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of March 30, 2018. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $5.5 million at March 30, 2018. Accordingly, the Company had accrued $4.7 million as of March 30, 2018 for these costs, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $1.0 million accrued for the Group A Sites.
These amounts are only estimates of anticipated future costs. The amounts the Company will actually spend may be greater than the estimates. The Company believes its reserve is adequate; however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and financial strength of potential third parties and insurance companies the Company believes it has rights to indemnity or reimbursement. The Company has an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of the portion due to third parties who reimburse the Company, from that insurer amounted to $1.4 million and $1.6 million at March 30, 2018 and September 29, 2017, respectively, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets. The payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with an insurance company who appears to be financially viable and who has paid the Company’s claims in the past.
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
Restructuring Charges
In the first quarter of fiscal year 2017, the Company offered an enhanced retirement program to its qualifying employees and implemented a workforce reduction (collectively, the "2017 Restructuring Plan"), primarily in its Oncology Systems and VPT segments, to improve operational performance. The Company did not incur any restructuring charges during the three and six months ended March 30, 2018, respectively, and incurred $2.5 million and $6.3 million in restructuring charges during the three and six months ended March 31, 2017, respectively. As of March 30, 2018, the Company plans to complete this plan in fiscal year 2018 and does not expect any additional restructuring charges under this plan.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table provides a summary of changes in the restructuring liability related to the Company's restructuring plans:

(In millions)	September 29, 2017	Restructuring Charges	Cash Payments	March 30, 2018
2017 Restructuring Plan	$3.9	$—	$(3.3)	$0.6
Total	$3.9	$—	$(3.3)	$0.6
The restructuring charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Earnings (Loss).
11. RETIREMENT PLANS
The Company sponsors five defined benefit pension plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.
The components of net defined benefit costs were as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Defined Benefit Plans
Service cost	$1.7	$1.8	$3.3	$3.5
Interest cost	0.8	0.6	1.6	1.2
Expected return on plan assets	(2.0)	(1.8)	(4.0)	(3.5)
Amortization of prior service cost	(0.2)	—	(0.3)	(0.1)
Recognized actuarial loss	0.7	1.1	1.4	2.2
Net periodic benefit cost	$1.0	$1.7	$2.0	$3.3
12. INCOME TAXES
The Company’s effective tax rate was 23.4% and 23.1% for the three months ended March 30, 2018 and March 31, 2017, respectively, and 117.9% and 29.4% for the six months ended March 30, 2018 and March 31, 2017, respectively. The increase in the Company’s effective tax rate for the three and six months ended March 30, 2018, compared to the year-ago periods, was primarily due to the tax effect of the Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. The Company’s effective tax rate for the six months ended March 31, 2017 was also high due to the impairment of the CPTC loans in December 2016, which were made by one of the Company's Swiss subsidiaries, which has a low tax rate, and a significant portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of the Company's German subsidiaries which has a full valuation allowance.
The Act was signed into law on December 22, 2017. Among other changes, the Act reduces the U.S. corporate tax rate from 35% to 21%, and imposes a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. U.S. GAAP generally requires that the tax effect of a change in tax laws or rates be accounted for in the period of enactment.
The reduction in the U.S. corporate tax rate was effective January 1, 2018. As the Company has a September fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. corporate rate of approximately 24.6% for the Company's fiscal year ending September 28, 2018, and 21% for subsequent fiscal years. The reduction in the rate requires the Company to re-measure its net deferred tax assets that were originally recorded assuming a future tax benefit at the 35% rate. Because the rate change is phased in, a portion of the tax impact was included in the period of enactment and a portion is included gradually during the year of enactment. During the three and six months ended March 30, 2018, the Company recorded a provisional discrete tax expense of $2.4 million and $40.2 million, respectively, related to re-measuring its net deferred tax assets as a result of the rate reduction.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

As part of the transition to a modified territorial system, the Act imposes a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. During the three and six months ended March 30, 2018, the Company recorded a provisional discrete tax expense of $3.8 million and $173.1 million, respectively, related to the one-time transition tax. The Company intends to elect to pay this tax over the eight-year period allowed for in the Act. The transition to a modified territorial regime and the one-time transition tax on unremitted earnings has also caused the Company to re-evaluate its intentions with respect to the unremitted earnings of foreign subsidiaries. In the past, the Company did not accrue U.S. taxes on certain undistributed profits of certain foreign subsidiaries because the earnings were considered to be indefinitely reinvested. In light of the changes to the taxation of foreign earnings in the Act, the Company no longer considers the earnings of its foreign subsidiaries to be indefinitely reinvested.
Other provisions of the Act include a new minimum tax on certain foreign earnings (the Global Intangibles Low-taxed Income, or "GILTI"), a new tax on certain payments to foreign related parties (the Base Erosion Anti-avoidance Tax, or "BEAT"), a new incentive for Foreign-derived Intangibles Income ("FDII"), changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. Generally, these other provisions take effect for the Company in the fiscal year ending September 27, 2019.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”). This guidance allows registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Act. SAB 118 further directs that during the measurement period, registrants who are able to make reasonable estimates of the tax effects of the Act should include those amounts in their financial statements as “provisional” amounts. Registrants should reflect adjustments over subsequent periods as they are able to refine their estimates and complete their accounting for the tax effects of the Act. The amounts of the tax effects related to the Act described in the paragraphs above represent the Company’s current reasonable estimates and are provisional amounts within the meaning of SAB 118. Also, it is expected that the U.S. Treasury will issue regulations and other guidance on the application of certain provisions of the Act. In subsequent periods, but within the measurement period, the Company will analyze that guidance and other necessary information, including the amount of foreign earnings and profits, pools of foreign tax, and the Company's foreign cash position, to refine its estimates and complete its accounting for the tax effects of the Act.
The Company adopted the FASB guidance related to employee share-based payments in the first quarter of fiscal year 2018. Among other changes, this standard changes the treatment of the tax effect of the excess stock deduction. For a share-based compensation instrument, the excess stock deduction is the difference between the amount of the deduction for taxable income and the amount of expense in the financial statements related to that instrument. Under the prior standard, the tax effect of the excess stock deduction related to share-based compensation was recorded to additional paid-in capital in the equity section on the Condensed Consolidated Balance Sheets. Under the new standard, the tax effect of the excess stock deduction related to share-based compensation is recorded as a discrete item to Taxes on Earnings in the Condensed Consolidated Statements of Earnings (Loss). For the three and six months ended March 30, 2018, the Company recorded a discrete tax benefit of $4.7 million and $6.2 million, respectively, related to excess stock deduction activity. The Company expects that the new standard may cause its effective tax rate to be less predictable and more volatile going forward.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits increased by $11.6 million during the six months ended March 30, 2018, primarily due to the impact of the Act on the Company's unrecognized tax benefits. The impact of this increase in tax expense is included in the amount of the provisional discrete expense related to the one-time transition tax above. In addition, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statute of limitations in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase (“ASR”) programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of March 30, 2018, approximately 4.4 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Number of shares	0.3	2.0	0.8	2.5
Average repurchase price per share	$110.52	$86.42	$109.06	$88.93
Total cost	$36.0	$172.8	$92.7	$222.3
Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 29, 2017	$(44.1)	$—	$(24.7)	$(68.8)
Other comprehensive earnings (loss) before reclassifications	—	(0.9)	9.7	8.8
Amounts reclassified out of other comprehensive earnings (loss)	0.9	0.9	—	1.8
Tax expense	(0.2)	—	—	(0.2)
Balance at March 30, 2018	$(43.4)	$—	$(15.0)	$(58.4)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Earnings (Loss)
Balance at September 30, 2016	$(63.3)	$(37.5)	$(100.8)
Other comprehensive loss before reclassifications	—	(10.2)	(10.2)
Amounts reclassified out of other comprehensive earnings (loss)	1.9	—	1.9
Tax expense	(0.3)	—	(0.3)
Balance at March 31, 2017	$(61.7)	$(47.7)	$(109.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified out of other comprehensive earnings (loss) into the Condensed Consolidated Statements of Earnings (Loss), with line item location, during each period were as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Comprehensive Earnings Components	Loss Before Taxes		Loss Before Taxes		Line Item in Statements of Earnings (Loss)
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.5)	$(1.0)	$(0.9)	$(1.9)	Cost of revenues & Operating expenses
Unrealized loss on cash flow hedging instruments	(1.0)	—	(0.9)	—	Revenues
Total amounts reclassified out of other comprehensive earnings (loss)	$(1.5)	$(1.0)	$(1.8)	$(1.9)

Noncontrolling Interests
In connection with the Distribution of Varex in January 2017, the Company's redeemable noncontrolling interests relating to MeVis Medical Solutions AG ("MeVis") were transferred to Varex.
Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

	Six Months Ended
	March 30, 2018	March 31, 2017
(In millions)	Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Beginning of Period	$4.3	$3.7	$10.3
Net earnings attributable to noncontrolling interests	0.1	0.4	0.1
Transfer of redeemable noncontrolling interests in MeVis to Varex	—	—	(10.3)
Other	—	—	(0.1)
End of Period	$4.4	$4.1	$—
14. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Cost of revenues - Product	$0.8	$0.8	$1.5	$1.6
Cost of revenues - Service	1.0	1.1	2.0	2.1
Research and development	1.2	1.4	2.4	2.6
Selling, general and administrative	7.5	8.1	15.3	15.3
Total share-based compensation expense	$10.5	$11.4	$21.2	$21.6
Income tax benefit for share-based compensation	$(2.6)	$(3.4)	$(4.7)	$(6.4)
The Company adopted new accounting guidance in the first quarter of 2018 where it elected to change its accounting policy to account for forfeitures as they occur rather than estimating expected forfeitures. Share-based compensation expense for the three and six months ended March 31, 2017 was recorded net of estimated forfeitures. See Note 1, "Summary of Significant Accounting Policies" for further information.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Employee Stock Option Plans
Expected term (in years)	3.83	3.99	3.83	3.99
Risk-free interest rate	2.4%	1.7%	2.2%	1.7%
Expected volatility	19.2%	21.8%	19.0%	21.8%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$21.48	$16.13	$20.73	$16.13
The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended
	March 30, 2018	March 31, 2017
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	1.2%	0.5%
Expected volatility	17.9%	22.3%
Expected dividend	—%	—%
Weighted average fair value at grant date	$20.97	$19.37
A summary of share-based awards available for grant is as follows:

(In millions)	Shares Available for Grant
Balance at September 29, 2017	2.5
Authorized (1)	6.0
Granted	(1.7)
Cancelled or expired	0.3
Balance at March 30, 2018	7.1

(1)
On February 8, 2018, the Company's stockholders approved its Fifth Amended and Restated 2005 Omnibus Stock Plan ("2005 Plan") to increase the number of shares authorized for issuance by 6.0 million shares.

For purposes of the total number of shares available for grant under the 2005 Plan, any shares subject to awards of stock options and performance stock options are counted against the available-for-grant limit as one share for every one share subject to the award. Awards other than stock options and performance stock options are counted against the available-for-grant limit as 2.6 shares for every one share awarded on or after February 9, 2012. The shares available for grant limit is further adjusted to reflect a maximum payout that could be issued for each performance grant. The maximum payouts that could be issued for each performance grant are 2.0 shares beginning in fiscal year 2018, 1.75 shares in fiscal years 2017 and 2016, and 2.0 shares in fiscal year 2015. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 29, 2017	2.3	$74.08
Granted	0.6	111.43
Cancelled or expired (2)	—	75.69
Exercised	(0.5)	70.67
Balance at March 30, 2018	2.4	$85.00	5.1	$89.3

Exercisable at March 30, 2018	1.1	$73.65	4.0	$52.0

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $122.65 as of March 29, 2018, the last trading date of the second quarter of fiscal year 2018, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

(2)	The cancelled and expired shares were not material for disclosure.
As of March 30, 2018, there was $18.0 million of total unrecognized compensation expense related to stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2017	0.9	$75.37
Granted	0.3	111.81
Vested	(0.3)	76.33
Cancelled or expired	(0.1)	84.16
Balance at March 30, 2018	0.8	$88.61
As of March 30, 2018, unrecognized compensation expense totaling $46.9 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.1 years.

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
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net earnings (loss) from continuing operations	$73.2	$69.5	$(39.0)	$77.5
Less: Net (loss) earnings from continuing operations attributable to noncontrolling interests	—	(0.1)	0.1	0.4
Net earnings (loss) from continuing operations attributable to Varian	$73.2	$69.6	$(39.1)	$77.1

Net loss from discontinued operations	$—	$(13.3)	$—	$(6.8)
Less: Net earnings from discontinued operations attributable to noncontrolling interests	—	—	—	0.1
Net loss from discontinued operations attributable to Varian	$—	$(13.3)	$—	$(6.9)
Net earnings (loss) attributable to Varian	$73.2	$56.3	$(39.1)	$70.2

Weighted average shares outstanding - basic	91.5	93.0	91.6	93.2
Dilutive effect of potential common shares	1.1	0.7	—	0.7
Weighted average shares outstanding - diluted	92.6	93.7	91.6	93.9

Net earnings (loss) per share attributable to Varian - basic
Continuing operations	$0.80	$0.75	$(0.43)	$0.83
Discontinued operations	—	(0.15)	—	(0.08)
Net earnings (loss) per share - basic	$0.80	$0.60	$(0.43)	$0.75

Net earnings (loss) per share attributable to Varian - diluted
Continuing operations	$0.79	$0.74	$(0.43)	$0.82
Discontinued operations	—	(0.14)	—	(0.08)
Net earnings (loss) per share - diluted	$0.79	$0.60	$(0.43)	$0.74
Anti-dilutive employee share-based awards, excluded	0.6	0.6	3.2	0.6
The Company excludes potentially dilutive common shares (consisting of shares underlying stock options and the employee stock purchase plan) from the computation of diluted weighted average shares outstanding if the per share value, either the exercise price of the awards or the sum of (a) the exercise price of the awards and (b) the amount of the compensation cost attributed to future services and not yet recognized and (c) the amount of tax benefit or shortfall that would be recorded in additional paid-in capital when the award becomes deductible, is greater than the average market price of the shares, because the inclusion of the shares underlying these stock awards would be anti-dilutive to earnings per share. For the six months ended March 30, 2018, the diluted net loss per share is the same as the basic net loss per share as the effects of all potential common stock equivalents are anti-dilutive.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

16. VPT LOANS AND INVESTMENT
In limited cases, the Company participates, along with other investors and at market terms, in the financing of proton therapy centers. Over time the Company has divested some of its investments, including investments in CPTC, NYPC and DRTC.
The following table lists the Company's outstanding loans and investments, including accrued interest, and commitments for funding development, construction and operations of various proton therapy centers:

	March 30, 2018		September 29, 2017
(In millions)	Balance	Commitment	Balance	Commitment
Notes receivable and secured debt:
MPTC loans (1)	$58.9	$—	$67.4	$—
RPTC senior secured debt (2)	26.4	—	25.4	—
NYPC loan (3)	26.2	—	24.6	—
PI loan (3)	2.6	—	3.1	—
CPTC DIP loan (3)	—	—	5.1	2.2
	$114.1	$—	$125.6	$2.2
Available-for-sale Securities:
APTC securities (2)	$6.1	$—	$—	$—
GPTC securities (3)	4.6	11.8	4.4	11.8
Original CPTC loans (3)	—	—	47.4	—
DRTC securities (4)	—	—	8.3	—
	$10.7	$11.8	$60.1	$11.8

CPTC Loans and Investment:
Short-term revolving loan (2)	$3.1	$4.1	$—	$—
Term loan (3)	44.0	—	—	—
Equity investment in CPTC (3)	9.5	—	—	—
	$56.6	$4.1	$—	$—

(1)
Includes $33.8 million and $42.3 million in other assets at March 30, 2018 and September 29, 2017, respectively, and $25.1 million in prepaid and other current assets at March 30, 2018 and other assets at September 29, 2017 on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(4)	Included in other assets at September 29, 2017 on the Company's Condensed Consolidated Balance Sheets.
Alabama Proton Therapy Center ("APTC") Securities
In December 2017, the Company purchased $6.0 million in Subordinate Revenue Bonds from the Public Finance Authority which is financing the APTC. The Subordinate Revenue Bonds carry an interest rate of 8.5% and pay interest semi-annually. The Company is scheduled, based upon the terms, to start receiving annual principal payments on the Subordinate Revenue Bonds beginning on November 1, 2022. The Subordinate Revenue Bonds will mature on October 1, 2047.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

At both March 30, 2018, and September 29, 2017, the Company had $4.5 million, in trade receivables, net for RPTC, which does not include any unbilled receivables.
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
In addition to the outstanding loan, the Company had $6.4 million as of March 30, 2018 in trade and unbilled receivables, which included $6.2 million in unbilled receivables from GPTC. The Company did not have any trade and unbilled receivables as of September 29, 2017 from GPTC.
Delray Radiation Therapy Center ("DRTC") Securities and Loan
In April 2017, the Company purchased $8.0 million in Subordinate Bonds from the Public Finance Authority, which is financing the DRTC. The Subordinate Bonds carried an interest rate of 8.5% and paid interest semi-annually. In January 2018, the Company sold all of its Subordinate Bonds for $8.5 million, which included accrued interest.
In addition to the purchase of the Subordinate Bonds, the Company also loaned $3.0 million to Proton International LLC ("PI") to allow PI to purchase $3.0 million in Subordinate Bonds from the Public Finance Authority. The loan to PI carries an interest rate of 8.5% per annum, paid semi-annually and matures on April 30, 2022, subject to early repayment as proceeds are received by PI from the bonds purchased, and is secured by the related bonds. In the first quarter of fiscal year 2018, the Company received a principal payment of $0.5 million.
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
In addition to the outstanding loan, the Company had $13.8 million and $13.3 million, as of March 30, 2018, and September 29, 2017, respectively, in trade and unbilled receivables, which included $13.8 million and $1.3 million in unbilled receivables as of March 30, 2018 and September 29, 2017, respectively, from NYPC.
Maryland Proton Treatment Center ("MPTC") Loans
In May 2015, the Company committed to loan up to $35.0 million to MPTC. The Company completed its funding requirements per the loan agreement in the first quarter of fiscal year 2017. Varian's lending is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the loan accrues at 12.0%. In the second quarter of fiscal year 2018, the Company recorded an $11.1 million impairment charge on its MPTC subordinated loan, which included accrued interest, due to the expected difference in value between the security currently held by the Company and the value of the new security that will be issued to the Company in exchange as part of the refinancing expected in the second half of fiscal year 2018.
In addition, the Company had previously entered into an agreement with MPTC to supply it with a proton system, which included a deferral of up to $25.1 million of equipment payments when triggered by achievement of delivery milestones under the contract. As of March 30, 2018, the Company has recorded $25.1 million as a notes receivable related to this deferred payment arrangement. The notes receivable is due September 30, 2018.
As of March 30, 2018, and September 29, 2017, the Company had zero net trade and unbilled receivables from MPTC.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Variable Interest Entities
The Company has determined that MM Proton I, LLC, MPTC, and RPTC are variable interest entities and that the Company holds a significant variable interest of each of the entities through its participation in the loan facilities and its agreements to supply and service the proton therapy equipment. The Company has concluded that it is not the primary beneficiary of any of these entities. The Company has no voting rights, has no approval authority or veto rights for these centers' budget, and does not have the power to direct patient recruitment, clinical operations and management of these Centers, which the Company believes are the matters that most significantly affect their economic performance. The Company’s exposure to loss as a result of its involvement with MM Proton I, LLC, MPTC, and RPTC is limited to the carrying amounts of the above-mentioned assets on its Condensed Consolidated Balance Sheets.
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
In March 2017, Original CPTC filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with the Lenders for up to $16.0 million of additional financing during the bankruptcy process. The Company's pro-rata share of the DIP Facility was $7.3 million. In December 2017, the Company completed its funding commitment under the DIP Facility. The DIP Facility carried an interest rate at the London Interbank Offer Rate (“LIBOR”) plus 9.0% per annum and had a senior secured position ahead of the Original CPTC Loans.
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
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of March 30, 2018, the Company has funded $3.1 million.
All of the Tranches accrue paid-in-kind interest at 7.5% per annum, except the Tranche B and Revolving Loan which accrue paid-in-kind interest at 10% per annum. The seniority of these loans is as follows: Revolving Loan, Tranche A, Tranche B, Tranche C and Tranche D. If CPTC is in default, the interest rate of the Tranche A, C and D will increase to 9.5% and the interest rate on the Tranche B and the Revolving Loan will increase to 12.0%.
Considering Original CPTC’s financial difficulties, the modification of the original terms of the Former Loans, and the Lenders agreement to grant a concession on the Original CPTC Loans, the Company classified the transaction above as a troubled debt restructuring (“TDR”). The Company does not have any unamortized fees from the Former Loans and any prepayment penalties. As a result, the cost basis and fair value of the Company's outstanding Term Loan as of March 30, 2018 is $53.5 million, which approximates the carrying value of the Former Loans prior to the TDR.
The Company, using a discounted cash flow approach, determined that the fair value of CPTC's equity as of Closing Date is $20.1 million. The Company's 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received were in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, the Company recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income or loss of CPTC on a quarter lag basis. The Company recorded a loss of $0.9 million in the three months ended March 30, 2018 in selling, general and administrative expenses on the Condensed Consolidated Statement of Earnings.
Per the terms of the Former Loans, as of September 29, 2017, ORIX had the option to purchase the Company's share of the Original CPTC Loans at par, and therefore they were accounted for as available-for-sale securities. Per the terms of the new agreement, ORIX no longer has the option to purchase the Company’s share of the Term Loan at par. As a result, the Term Loan no longer qualified for available-for-sale classification as of December 29, 2017.
Further, the Company has determined that CPTC is a variable interest entity because of the Company's participation in the loan facilities, equity ownership and its operations and maintenance agreement. The Company has one board seat out of five, has no special approval authority or veto rights for CPTC’s budget, and does not have the power to direct patient recruitment, clinical operations and management of CPTC, which the Company believes are the matters that most significantly affect their economic performance. Therefore, the Company does not have majority voting rights and no power to direct activities at CPTC as a result it is not the primary beneficiary of CPTC.
17. SEGMENT INFORMATION
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
The following table summarizes select operating results information for each reportable segment:

	Three Months Ended		Six Months Ended
(In millions)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues
Oncology Systems	$698.0	$631.9	$1,347.4	$1,203.1
Varian Particle Therapy	31.9	31.3	61.0	61.6
Total Company	$729.9	$663.2	$1,408.4	$1,264.7
Operating Earnings
Oncology Systems	$143.1	$122.9	$281.3	$239.0
Varian Particle Therapy	(17.5)	(19.8)	(32.7)	(70.1)
Total reportable segments	125.6	103.1	248.6	168.9
Unallocated corporate	(31.3)	(13.0)	(32.9)	(61.4)
Total Company	$94.3	$90.1	$215.7	$107.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Disaggregation of Revenues
The Company disaggregates its revenues from contracts by major product categories and by geographic region for each of its reportable operating segments, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.

Total Revenues by product type	Three Months Ended March 30, 2018			Six Months Ended March 30, 2018
(In millions)	Oncology Systems	Varian Particle Therapy	Total	Oncology Systems	Varian Particle Therapy	Total
Hardware	$311.6	$30.1	$341.7	$604.7	$57.4	$662.1
Software (1)	126.7	—	126.7	241.8	—	241.8
Service	259.7	1.8	261.5	500.9	3.6	504.5
Total Revenues	$698.0	$31.9	$729.9	$1,347.4	$61.0	$1,408.4

(1)	Includes software support agreements that are recorded in revenues from service in the Condensed Consolidated Statements of Earnings (Loss).

Total Revenues by product type	Three Months Ended March 31, 2017			Six Months Ended March 31, 2017
(In millions)	Oncology Systems	Varian Particle Therapy	Total	Oncology Systems	Varian Particle Therapy	Total
Hardware	$284.5	$30.1	$314.6	$523.1	$56.9	$580.0
Software (1)	118.4	—	118.4	230.6	—	230.6
Service	229.0	1.2	230.2	449.4	4.7	454.1
Total Revenues	$631.9	$31.3	$663.2	$1,203.1	$61.6	$1,264.7

(1)	Includes software support agreements that are recorded in revenues from service in the Condensed Consolidated Statements of Earnings (Loss).

Total Revenues by geographical region	Three Months Ended March 30, 2018			Six Months Ended March 30, 2018
(In millions)	Oncology Systems	Varian Particle Therapy	Total	Oncology Systems	Varian Particle Therapy	Total
Americas	$321.2	$19.0	$340.2	$658.6	$38.3	$696.9
EMEA	241.2	12.6	253.8	424.7	22.1	446.8
APAC	135.6	0.3	135.9	264.1	0.6	264.7
Total Revenues	$698.0	$31.9	$729.9	$1,347.4	$61.0	$1,408.4

North America	$299.6	$19.0	$318.6	$625.9	$38.3	$664.2
International	398.4	12.9	411.3	721.5	22.7	744.2
Total Revenues	$698.0	$31.9	$729.9	$1,347.4	$61.0	$1,408.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Total Revenues by geographical region	Three Months Ended March 31, 2017			Six Months Ended March 31, 2017
(In millions)	Oncology Systems	Varian Particle Therapy	Total	Oncology Systems	Varian Particle Therapy	Total
Americas	$332.0	$9.6	$341.6	$622.8	$17.0	$639.8
EMEA	167.5	17.8	185.3	336.5	32.8	369.3
APAC	132.4	3.9	136.3	243.8	11.8	255.6
Total Revenues	$631.9	$31.3	$663.2	$1,203.1	$61.6	$1,264.7

North America	$309.7	$9.6	319.3	$584.7	$17.0	601.7
International	322.2	21.7	343.9	618.4	44.6	663.0
Total Revenues	$631.9	$31.3	$663.2	$1,203.1	$61.6	$1,264.7

Timing of revenue recognition	Three Months Ended March 30, 2018			Six Months Ended March 30, 2018
(In millions)	Products transferred at a point in time	Products and Services transferred over time	Total	Products transferred at a point in time	Products and Services transferred over time	Total
Oncology Systems	$363.7	$334.3	$698.0	$702.0	$645.4	$1,347.4
Varian Particle Therapy	—	31.9	31.9	—	61.0	61.0
Total Revenues	$363.7	$366.2	$729.9	$702.0	$706.4	$1,408.4

Timing of revenue recognition	Three Months Ended March 31, 2017			Six Months Ended March 31, 2017
(In millions)	Products Transferred at a Point in Time	Products and Services Transferred Over Time	Total	Products Transferred at a Point in Time	Products and Services Transferred Over Time	Total
Oncology Systems	$334.8	$297.1	$631.9	$617.2	$585.9	$1,203.1
Varian Particle Therapy	—	31.3	31.3	—	61.6	61.6
Total Revenues	$334.8	$328.4	$663.2	$617.2	$647.5	$1,264.7
18. SUBSEQUENT EVENTS

Sirtex. On January 30, 2018, the Company signed an agreement to acquire Sirtex, an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion ($1.2 billion as of March 30, 2018). The transaction has received all necessary regulatory approvals, is subject to the approval of the Sirtex shareholders, the Federal Court of Australia and the satisfaction of other customary closing conditions.

On May 4, 2018, Sirtex received an unsolicited non-binding, indicative and conditional proposal from CDH, a China-based alternative asset manager, for the acquisition of all of the issued shares in Sirtex for A$33.60 per share. The Sirtex board of directors has determined to engage with CDH to further understand the conditions associated with the CDH proposal. As a result, the meeting of Sirtex shareholders to approve the acquisition by Varian, which was scheduled to occur on Monday, May 7, 2018 (Sydney time), was adjourned to a time and date to be determined.

Borrowings. On April 3, 2018, the Company entered into the 2018 Credit Agreement with certain lenders and Bank of America, N.A. as administrative agent. The 2018 Credit Agreement provides for a five-year revolving credit facility (the "2018 Revolving Credit Facility") in an aggregate principal amount of up to $1.8 billion. The 2018 Revolving Credit Facility also includes a $50.0 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2018 Revolving Credit Facility, the Company has the right to make (i) a request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or increased commitments and certain other conditions are met. The proceeds of the 2018 Revolving Credit Facility may be used for working capital, capital expenditures, to pay the consideration for the Sirtex acquisition, Company share repurchases,

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

permitted acquisitions and other corporate purposes, as well as to satisfy the outstanding obligation under the 2017 Revolving Credit Facility.
The 2018 Revolving Credit Facility replaces the 2017 Revolving Credit Facility of $600 million. The Company borrowed $255.0 million under the 2018 Revolving Credit Facility and repaid in full the $255.0 million then outstanding principal balance on its 2017 Revolving Credit Facility, plus accrued interest and fees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of March 30, 2018, and the related condensed consolidated statements of earnings (loss) and of comprehensive earnings (loss) for the three-month and six-month periods ended March 30, 2018 and March 31, 2017 and the condensed consolidated statement of cash flows for the six-month periods ended March 30, 2018 and March 31, 2017. These interim financial statements are the responsibility of the Company’s management.

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
May 8, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: Varian's planned acquisition of Sirtex, the expected synergies, accretive expectations, and estimated closing date of the Sirtex acquisition and Varian's financing plans for the Sirtex acquisition; growth strategies; industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, and proton therapy; growth drivers; future orders, revenues, backlog, earnings or other financial results; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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
Acquisition of Sirtex Medical Limited. On January 30, 2018, we signed an agreement to acquire Sirtex Medical Limited ("Sirtex"), an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion ($1.2 billion as of March 30, 2018). Sirtex is an Australian-based global life sciences company focused on interventional oncology therapies. We plan to finance the acquisition primarily using proceeds from our 2018 Revolving Credit Facility as well as cash on hand. The transaction has received all necessary regulatory approvals, is subject to the approval of the Sirtex shareholders, the Federal Court of Australia and the satisfaction of other customary closing conditions.

On May 4, 2018, Sirtex received an unsolicited non-binding, indicative and conditional proposal from CDH Investments ("CDH"), a China-based alternative asset manager, for the acquisition of all of the issued shares in Sirtex for A$33.60 per share. The Sirtex board of directors has determined to engage with CDH to further understand the conditions associated with the CDH proposal. As a result, the meeting of Sirtex shareholders to approve the acquisition by Varian, which was scheduled to occur on Monday, May 7, 2018 (Sydney time), was adjourned to a time and date to be determined. The Scheme Implementation Deed (the “Agreement”) may be terminated by either party under specified circumstances. If Varian or Sirtex terminates the Agreement, the terminating party may be required to pay a termination fee up to 1% of the total consideration under certain circumstances.
2018 Revolving Credit Facility. On April 3, 2018, we entered into a credit agreement ("2018 Credit Agreement") with certain lenders and Bank of America, N.A. The 2018 Credit Agreement provides for a five-year revolving credit facility (the "2018 Revolving Credit Facility") in an aggregate principal amount of up to $1.8 billion. The proceeds of the 2018 Revolving Credit Facility may be used for working capital, capital expenditures, to pay the consideration for the Sirtex acquisition, share repurchases, permitted acquisitions and other corporate purposes, as well as to satisfy the outstanding obligation under the prior 2017 Revolving Credit Facility. The 2018 Revolving Credit Facility replaces the 2017 Revolving Credit Facility. See, Liquidity and Capital Resources, herein for more information.
Tariff Measures. The Trump Administration has implemented tariffs on U.S. imports of certain steel and aluminum products from certain countries, and also proposed certain tariff measures on U.S. imports from China for a broad range of products, potentially including Varian products. As a result, China implemented and proposed certain retaliatory tariffs. Currently, such tariffs have not had a material impact on our business. The scope of tariffs that may be imposed in the future is not certain and may have a material adverse effect on our business and results of operations.
Financial Information. Total revenues increased 10%, gross margin percentage increased 2.0%, the effective tax rate increased by 0.3 percentage points, net earnings from continuing operations increased 5%, and net earnings from continuing operations per diluted share increased 6%, in the second quarter of fiscal year 2018, compared to the year-ago period.
Gross orders increased 5% in Oncology Systems in the second quarter of fiscal year 2018, compared to the year-ago period. Our total backlog at March 30, 2018 was 9% higher than at the end of the second quarter of fiscal year 2017.
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
Currency fluctuations had a $30.1 million and $22.1 million favorable impact on total revenues and Oncology Systems gross orders, respectively, in the second quarter of fiscal year 2018, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may cause variability in our financial performance.
The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.

The Tax Cuts and Jobs Act (the "Act") was signed into U.S. law on December 22, 2017. Two provisions of the new law had an immediate impact.

First, the U.S. corporate tax rate was reduced from 35% to 21%. This rate reduction required us to re-measure our net deferred tax assets, which were originally recorded assuming a future tax benefit at the 35% rate. We estimate that the total impact of this re-measurement of our net deferred tax assets will be about $46.7 million. During the three and six months ended March 30, 2018, we recorded a provisional discrete tax expense of $2.4 million and $40.2 million, respectively, related to re-measuring our net deferred tax assets as a result of the rate reduction. As we have a September fiscal year end, the change to the lower corporate tax rate will be phased in. As a result of this phase in, the remainder, or about $6.5 million, will be charged to income tax expense over the balance of fiscal year 2018.
Second, as part of the transition to a modified territorial system, the Act imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. During the three and six months ended March 30, 2018, we recorded a provisional discrete tax expense of $3.8 million and $173.1 million, respectively, related to the one-time transition tax. We intend to elect to pay this tax over an eight-year period.
The Securities and Exchange Commission has issued guidance allowing companies a measurement period, not to exceed one-year from the date of enactment, to refine their estimates of the tax impact of the new law. We fully expect that we will true up our estimates of these tax impacts of the Act over the measurement period.
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
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Approximately half of Oncology Systems gross orders and revenues come from international markets, within which certain emerging markets typically can have lower gross margins and longer installation cycles since a significant number of the hardware products go into new sites for which treatment vaults need to be constructed. We have also seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products. We have also been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
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

In the radiation oncology markets outside of North America, we expect the EMEA market to grow over the long term with mixed performance across the region. In APAC, we expect China to lead longer-term regional growth, with slower growth in the Japanese market. Latin America is currently experiencing volatility; however, our long-term outlook is cautiously optimistic. Overall, we believe the global radiation oncology market can grow over the long-term, in constant currencies, in the low to mid-single-digit range.
In the second quarter of fiscal year 2018, Oncology Systems revenues increased 10% and gross margin percentage increased by 1.7 percentage points compared to the year-ago period.
In the second quarter of fiscal year 2018, Oncology Systems gross orders increased 5%, compared to the year-ago period, primarily due to an increase in gross orders of 12% from our international regions, partially offset by a decrease of 3% from our North America region. On a constant currency basis, Oncology Systems gross orders and international gross orders increased 1% and 5%, respectively, in the second quarter of fiscal year 2018, compared to the year-ago period.
Varian Particle Therapy. Our VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer.
In the second quarter of fiscal year 2018, VPT revenues increased $0.6 million and gross orders decreased $26.1 million compared to the year-ago period.
In the second quarter of fiscal year 2018, we recorded an $11.1 million impairment charge on our Maryland Proton Treatment Center ("MPTC') subordinated loan due to the expected difference in value between the security currently held by us and the value of the new security that will be issued to us in exchange as part of the refinancing expected in the second half of fiscal year 2018.
In March 2017, California Proton Treatment Center, LLC (“Original CPTC”) filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with ORIX Capital Markets, LLC, J.P. Morgan and Varian (the “Lenders”).
In September 2017, the Lenders to the Scripps Proton Therapy Center ("Scripps") signed a Transition Agreement to transition the operations of the center from Scripps to a new operator. On December 6, 2017 (“Closing Date”), the Bankruptcy Court approved the sale of Original CPTC to the California Proton Therapy Center, LLC (“CPTC”), an entity owned by the Lenders. The Lenders purchased all assets and assumed $112.0 million (“Term Loan”) of Original CPTC’s outstanding liabilities. On December 13, 2017, the Bankruptcy Court dismissed the bankruptcy filing of Original CPTC.
On the Closing Date, the Lenders entered into a Credit Agreement with Original CPTC of which the terms of the Original CPTC Loans, DIP Facility and accrued interest (collectively “Former Loans”) were modified. As a result, we received a 47.08% equity ownership in CPTC. Original CPTC has assigned all its Former Loans to CPTC at an amount of $112.0 million, the partially satisfied loan balance.
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
In addition, the Lenders have committed to lend up to $15.0 million in Revolving Loans. Our share of the funding commitment from the Revolving Loan is $7.2 million and as of March 30, 2018, we have funded $3.1 million. The Revolving Loan accrues paid-in-kind interest at 10% per annum and has a maturity date one year from the Closing Date.

All of the Tranches of the Term Loan accrue paid-in-kind interest at 7.5% per annum, except the Tranche B, which accrues paid-in-kind interest at 10% per annum. The seniority of these loans is as follows: Revolving Loan, Tranche A, Tranche B, Tranche C and Tranche D. If CPTC is in default, the interest of the Tranche A, C and D will increase to 9.5% and the interest of the Tranche B and the Revolving Loan will increase to 12.0%.

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

We used a discounted cash flow approach and determined the fair value of CPTC's equity as of Closing Date was $20.1 million. Our 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received was in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, we recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC is accounted for under the equity method of accounting and we will account for our equity method share of the income or loss of CPTC on a quarter lag basis. We recorded a loss of $0.9 million in the three months ended March 30, 2018 in selling, general and administrative expenses on the Condensed Consolidated Statement of Earnings (Loss).
As of March 30, 2018, we had a total of $56.6 million in loans outstanding to CPTC and $124.8 million carrying value of loans outstanding to VPT customers, including accrued interest, available-for-sale securities, notes receivable and short-term senior secured debt. See Note 16, "VPT Loans and Securities" of the Notes to the Condensed Consolidated Financial Statements for further information.
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 (the “2017 Annual Report”), as well as the information contained under Part I, Item 1A "Risk Factors" of the 2017 Annual Report and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q and our Quarterly Report for the quarter ended December 29, 2017, and other information provided from time to time in our other filings with the SEC.
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
Share-based Compensation Expense
We grant our employees restricted stock units, stock options, performance units and performance options, permit employees to purchase shares under the VMS employee stock purchase plan and grant our directors restricted stock units. We value our stock options and performance options granted and the option component of the shares of VMS common stock purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. We value our performance units that were granted prior to fiscal year 2018, which contain a market condition, using the Monte Carlo simulation model. The determination of fair value of share-based payment awards on the date of grant under both the Black-Scholes option-pricing model and the Monte Carlo simulation model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected terms of share-based awards and the expected price volatilities of shares of VMS common stock and peer companies that are used to assess certain performance targets over the expected term of the awards, and the expected dividend yield of shares of VMS common stock. For the performance units granted in fiscal year 2018, we value them at fair market value and adjust the value according to the contingent market condition as specified in the terms and conditions of those awards.
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

Impairment of Investments and Notes Receivable
We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intention to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of our available-for-sale securities, which are classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans, as well as underlying cash flow assumptions. As of March 30, 2018, we did not have any available-for-sale investments classified as level 3 in the fair value hierarchy. As of September 29, 2017, we had $47.4 million, which comprised of the fair value our Original CPTC Loans, of available-for-sale investments classified as level 3 in the fair value hierarchy. See Note 5, "Fair Value" and Note 16, "VPT Loans and Securities" of the Notes to the Condensed Consolidated Financial Statements.
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
We have two reporting units: (i) Oncology Systems and (ii) VPT, with $181.7 million and $54.5 million in goodwill, respectively, as of March 30, 2018. Based upon the most recent annual goodwill analysis during the fourth quarter of fiscal year 2017, VPT's fair value was 21% in excess of its carrying value, and we believe each of the assumptions used to calculate VPT’s fair value to be reasonable. However, VPT could be at risk for goodwill impairment because adjustments to revenue growth rates, operating margins, WACC and/or our working capital used in the fair value calculation could lead to an impairment.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on net monetary assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 5, "Fair Value" of the Notes to the Consolidated Financial Statements). The fair value of foreign currency forward contracts is calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One-year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments. There were no transfers of assets or liabilities between fair value measurement levels during the first half of fiscal years 2018 and 2017.
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
Generally, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings in the applicable tax jurisdictions to utilize these deferred tax assets. Should we conclude it is more likely than not that we will be unable to recover our deferred tax assets in these tax jurisdictions, we would increase our valuation allowance and our tax provision would increase in the period in which we make such a determination. The Act was signed into law on December 22, 2017. Among other changes, the Act reduces the U.S. corporate tax rate from 35% to 21%. The reduction in the rate required us to re-measure our net deferred tax assets that were originally recorded assuming a future tax benefit at the 35% rate. During the three and six months ended March 30, 2018, we recorded a provisional discrete tax expense of $2.4 million and $40.2 million, respectively, related to re-measuring our net deferred tax assets as a result of the rate reduction.
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
As part of the transition to a modified territorial system, the Act imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. During the three and six months ended March 30, 2018, we recorded a provisional discrete tax expense of $3.8 million and $173.1 million, respectively, related to the one-time transition tax. We intend to elect to pay this tax over an eight-year period. The transition to a modified territorial regime and the one-time transition tax on unremitted earnings has caused us to re-evaluate our intentions with respect to the unremitted earnings of our foreign subsidiaries. In the past, we did not accrue U.S. taxes on certain undistributed profits of certain foreign subsidiaries because the earnings were considered to be indefinitely reinvested. In light of the changes to the taxation of foreign earnings in the Act, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested.
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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018, and fiscal year 2017 was the 52-week period that ended on September 29, 2017. The fiscal quarters ended March 30, 2018 and March 31, 2017 were both 13-week periods.
Discussion of Results of Operations for the Second Quarter and First Half of Fiscal Year 2018 Compared to the Second Quarter and First Half of Fiscal Year 2017
Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	March 30, 2018	March 31, 2017	Percent Change
Product	$393.8	$364.9	8%	$759.4	$674.1	13%
Service	336.1	298.3	13%	649.0	590.6	10%
Total Revenues	$729.9	$663.2	10%	$1,408.4	$1,264.7	11%
Product as a percentage of total revenues	54%	55%		54%	53%
Service as a percentage of total revenues	46%	45%		46%	47%
Total product and service revenues increased in the second quarter and first half of fiscal year 2018, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems.

Revenues by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	Constant Currency (1)	March 30, 2018	March 31, 2017	Percent Change	Constant Currency (1)
Americas	$340.2	$341.6	—%	(1)%	$696.9	$639.8	9%	9%
EMEA	253.8	185.3	37%	23%	446.8	369.3	21%	11%
APAC	135.9	136.3	—%	(3)%	264.7	255.6	4%	3%
Total Revenues	$729.9	$663.2	10%	6%	$1,408.4	$1,264.7	11%	8%

North America	$318.6	$319.3	—%	—%	$664.2	$601.7	10%	10%
International (2)	411.3	343.9	20%	11%	744.2	663.0	12%	6%
Total Revenues	$729.9	$663.2	10%	6%	$1,408.4	$1,264.7	11%	8%
North America as a percentage of total revenues	43%	48%			47%	48%
International as a percentage of total revenues	57%	52%			53%	52%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
The Americas revenues were essentially flat in the second quarter of fiscal year 2018, compared to the year-ago period, due to a decrease in revenues from Oncology Systems being offset by an increase in revenues from VPT. The Americas revenues increased in the first half of fiscal year 2018, compared to the year-ago period, due to increases from Oncology Systems and VPT.
EMEA revenues increased in the second quarter and first half of fiscal year 2018, compared to the year-ago periods, due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from VPT.
APAC revenues were essentially flat in the second quarter of fiscal year 2018, compared to the year-ago period, due to a decrease in revenues from VPT being mostly offset by an increase in revenues from Oncology Systems. APAC revenues increased in the first half of fiscal year 2018, compared to the year-ago period, due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from VPT.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	Constant Currency	March 30, 2018	March 31, 2017	Percent Change	Constant Currency
Product	$363.7	$334.8	9%	7%	$702.0	$617.2	14%	10%
Service	334.3	297.1	13%	11%	645.4	585.9	10%	7%
Total Oncology Systems Revenues	$698.0	$631.9	10%	6%	$1,347.4	$1,203.1	12%	9%
Product as a percentage of total Oncology Systems revenues	52%	53%			52%	51%
Service as a percentage of total Oncology Systems revenues	48%	47%			48%	49%
Oncology Systems revenues as a percentage of total revenues	96%	95%			96%	95%

Oncology Systems product revenues increased in the second quarter and first half of fiscal year 2018, compared to the year-ago periods, primarily due to an increase in revenues from higher volumes of hardware unit shipments, and to a lesser extent, an increase in revenues from our software products.
Oncology Systems service revenues, which now include performance obligations for installation, training and warranty, increased in the second quarter and first half of fiscal year 2018, compared to the year-ago periods, primarily due to ongoing customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	Constant Currency	March 30, 2018	March 31, 2017	Percent Change	Constant Currency
Americas	$321.2	$332.0	(3)%	(3)%	$658.6	$622.8	6%	6%
EMEA	241.2	167.5	44%	29%	424.7	336.5	26%	16%
APAC	135.6	132.4	2%	—%	264.1	243.8	8%	8%
Total Oncology Systems Revenues	$698.0	$631.9	10%	6%	$1,347.4	$1,203.1	12%	9%

North America	$299.6	$309.7	(3)%	(3)%	$625.9	$584.7	7%	7%
International	398.4	322.2	24%	15%	721.5	618.4	17%	11%
Total Oncology Systems Revenues	$698.0	$631.9	10%	6%	$1,347.4	$1,203.1	12%	9%
North America as a percentage of total Oncology Systems revenues	43%	48%			46%	49%
International as a percentage of total Oncology Systems revenues	57%	52%			54%	51%
Americas Oncology Systems revenues decreased in the second quarter of fiscal year 2018, compared to the year-ago period, primarily due to a decrease in revenues from hardware products and decreases in North America revenues from software licenses and services. Americas Oncology Systems revenues increased in the first half of fiscal year 2018, compared to the year-ago period, primarily due to higher volumes of hardware unit shipments in North America in the first quarter of 2018, and to a lesser extent, an increase in revenues from services in North America, partially offset by a decrease in revenues from software licenses in North America and hardware products in Latin America.
EMEA Oncology Systems revenues increased in the second quarter and first half of fiscal year 2018, compared to the year-ago periods, primarily due to an increase in revenues from hardware products in the second quarter of 2018, and to a lesser extent, increases in revenues from services and software licenses. EMEA revenues were further impacted by a favorable foreign currency exchange impact in fiscal year 2018.
APAC Oncology Systems revenues increased in the second quarter and first half of fiscal year 2018, compared to the year-ago periods, primarily due to an increase in revenues from services partially offset by decreases in revenues from hardware products in the second quarter of fiscal year 2018 and software licenses in both the second quarter and first half of fiscal year 2018.
Variations of higher and lower revenues between the North America and international regions are impacted by regional factors influencing our gross orders, which recently have included government stimulus programs, economic and political instability in some countries, uncertainty created by health care reform (such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States), and different technology adoption cycles. See further discussion of orders under “Gross Orders.”

Varian Particle Therapy

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	March 30, 2018	March 31, 2017	Percent Change
Product	$30.1	$30.1	—%	$57.4	$56.9	1%
Service	1.8	1.2	61%	3.6	4.7	(22)%
Total Varian Particle Therapy Revenues	$31.9	$31.3	2%	$61.0	$61.6	(1)%
VPT revenues as a percentage of total revenues	4%	5%		4%	5%
Revenues from VPT were flat in both the second quarter and first half of fiscal year 2018, compared to the year-ago periods.
Gross Margin

Dollars by segment	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	March 30, 2018	March 31, 2017	Percent Change
Oncology Systems	$317.3	$276.8	15%	$617.8	$538.9	15%
Varian Particle Therapy	1.2	(1.2)	204%	3.5	3.7	(6)%
Gross margin	$318.5	$275.6	16%	$621.3	$542.6	15%

Percentage by segment
Oncology Systems	45.5%	43.8%		45.9%	44.8%
Varian Particle Therapy	3.7%	(3.6)%		5.8%	6.1%
Total Company	43.6%	41.6%		44.1%	42.9%

Percentage by sales classification
Total Company - Product	32.9%	32.4%		35.7%	32.8%
Total Company - Service	56.2%	52.8%		53.9%	54.4%
Oncology Systems product gross margin percentage decreased to 35.1% in the second quarter of fiscal year 2018, from 35.6% in the year-ago period, primarily due to higher freight costs resulting from an increase in shipment volume in the second quarter of 2018. Oncology Systems product gross margin percentage increased to 37.8% in the first half of fiscal year 2018, from 35.5% in the year-ago period, primarily due to more revenues from higher margin hardware products and software licenses.
Oncology Systems service gross margin percentage increased to 56.8% in the second quarter of fiscal year 2018, from 53.1% in the year-ago period, primarily due to an increase in the installed base of our higher margin products. Oncology Systems service gross margin percentage was 54.6% in both the first half of fiscal year 2018 and the respective year-ago period.
VPT gross margin percentage increased in the second quarter of fiscal year 2018 compared to the year-ago period, primarily due to more revenues from higher margin projects. VPT gross margin decreased in the first half of fiscal year 2018 compared to the year-ago period, primarily due to a decrease in service revenues mostly offset by more revenues from higher margin projects.
Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	March 30, 2018	March 31, 2017	Percent Change
Research and development	$58.9	$53.3	10%	$114.8	$103.2	11%
Research and development as a percentage of total revenues	8%	8%		8%	8%

Research and development expenses increased $5.6 million and $11.6 million in the second quarter and first half of fiscal year 2018, compared to the year-ago periods, primarily due to an increase in investments in new product development projects and the enhancement of existing products in Oncology Systems.
Selling, General and Administrative, Impairment Charges, and Acquisition-Related Expenses

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	March 30, 2018	March 31, 2017	Percent Change
Selling, general and administrative	$134.5	$131.6	2%	$258.5	$292.7	(12)%
Impairment charges	$11.1	$—	n/m	$11.1	$38.3	n/m
Acquisition-related expenses	$19.7	$0.6	n/m	$21.2	$0.9	n/m
Selling, general and administrative as a percentage of total revenues	18%	20%		18%	23%
Impairment charges as a percentage of total revenues	2%	—%		1%	3%
Acquisition-related expenses as a percentage of total revenues	3%	—%		2%	—%
n/m = not meaningful
Selling, general and administrative expenses increased $2.9 million in the second quarter of fiscal year 2018, compared to the year-ago period, primarily due to a $7.2 million increase in employee-related costs largely due to an increase in headcount and accrued bonuses, and a $2.4 million unfavorable impact when foreign-currency denominated expenses were translated into U.S. dollars, partially offset by a $2.7 million decrease in litigation expenses primarily as a result of the settlement with Elekta in April 2017, a $2.4 million decrease in restructuring charges, and a $2.0 million decrease in international commissions paid to third-party distributors who sell our products.
Selling, general and administrative expenses decreased $34.2 million in the first half of fiscal year 2018, compared to the year-ago period, primarily due to a $36.9 million decrease in the allowance for doubtful accounts that was mostly for CPTC and another proton center in the first quarter of fiscal year 2017, an $8.8 million decrease in litigation expenses primarily as a result of the settlement with Elekta in April 2017, a $6.0 million decrease in restructuring charges, and a $2.1 million decrease in international commissions paid to third-party distributors who sell our products, partially offset by a $15.9 million increase in employee-related costs largely due to an increase in headcount and accrued bonuses, and a $3.7 million unfavorable impact when foreign-currency denominated expenses were translated into U.S. dollars.
In the second quarter of fiscal year 2018, we recorded an impairment charge of $11.1 million related to our MPTC subordinated loan. In the first quarter of fiscal year 2017, we recorded a $38.3 million impairment charge related to our Original CPTC loans. See Note 16, "VPT Loans and Securities" in our Notes to the Condensed Consolidated Financial Statements for additional information.
Acquisition-related expenses increased $19.1 million and $20.3 million in the second quarter and first half of fiscal year 2018, compared to the year-ago period, primarily due to a $16.4 million loss related to hedging the Australian dollar purchase price of the Sirtex acquisition. See, Note 9, "Derivative Instruments and Hedging Activities" in our Notes to the Condensed Consolidated Financial Statements for additional information.
Interest Income, Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	March 30, 2018	March 31, 2017	Percent Change
Interest income, net	$1.3	$0.3	396%	$2.4	$2.2	6%
Interest income, net of interest expense, increased in the second quarter of fiscal year 2018, compared to the year-ago period, primarily due to an increase in interest income generated from our VPT loans and available-for-sale investments and additional interest income generated from our cash holdings due to higher interest rates in fiscal year 2018.

Interest income, net of interest expense in the first half of fiscal year 2018, compared to the year-ago period, slightly increased primarily due to a decrease in interest expense associated with a decrease in borrowings from our credit facility in fiscal year 2018 and additional interest income generated from our cash holdings due to higher interest rates in fiscal year 2018, being mostly offset by a decrease in interest income generated from our VPT loans and available-for-sale investments primarily related to the Original CPTC loan impairment charge in the first quarter of 2017.
Taxes on Earnings

	Three Months Ended			Six Months Ended
	March 30, 2018	March 31, 2017	Change	March 30, 2018	March 31, 2017	Change
Effective tax rate	23.4%	23.1%	0.3%	117.9%	29.4%	88.5%
Our effective tax rate increased in the second quarter and first half of fiscal year 2018, compared to the year ago periods, primarily due to the enactment of the Act, which was signed into U.S. law on December 22, 2017.
Two provisions of the new law had an immediate impact:

First, the U.S. corporate tax rate was reduced from 35% to 21%. This rate reduction required us to re-measure our net deferred tax assets which were originally recorded assuming a future tax benefit at the 35% rate. We estimate that the total impact of this re-measurement of our net deferred tax assets will be about $46.7 million. During the three and six months ended March 30, 2018, we recorded a provisional discrete tax expense of $2.4 million and $40.2 million, respectively, related to re-measuring our net deferred tax assets as a result of the rate reduction. As we have a September fiscal year end, the change to the lower corporate tax rate will be phased in. As a result of this phase in, the remainder, or about $6.5 million, will be charged to income tax expense over the balance of fiscal year 2018.
Second, as part of the transition to a modified territorial system, the new law imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. During the second quarter and first half of fiscal year 2018, we recorded a provisional discrete tax expense of $3.8 million and $173.1 million, respectively, related to the one-time transition tax. We intend to elect to pay this tax over an eight-year period.
The SEC has issued guidance allowing companies a measurement period, not to exceed one-year from the date of enactment, to refine their estimates of the tax impact of the new law. We fully expect that we will true up our estimates of these tax impacts from the new tax legislation over the measurement period.
We adopted the guidance related to employee share-based payments during the period ended December 29, 2017. Under the prior standard, the tax effect of the “excess stock deduction” related to stock-based compensation was recorded to Additional Paid-in Capital in the equity section on the Balance Sheet. For a stock-based compensation instrument, the excess stock deduction is the difference between the amount of the deduction for taxable income and the amount of book expense related to that instrument. Under the new standard, the tax effect of the “excess stock deduction” related to stock-based compensation is recorded as a discrete item to Taxes on Earnings in the Condensed Consolidated Statements of Earnings (Loss). In the second quarter and first half of fiscal year 2018, we recorded a discrete tax benefit of $4.7 million and $6.2 million, respectively, related to excess stock deduction activity. We expect that the new standard may cause our effective tax rate to be less predictable and more volatile going forward.
Our effective tax rate is impacted by the percentage of our total earnings that comes from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuations from period to period. See Note 14, “Taxes on Earnings” of the Notes to the Consolidated Financial Statements in our 2017 Annual Report.

Discontinued Operations
The following table summarizes the key components of net loss from discontinued operations:

	Three Months Ended (1)	Six Months Ended
(In millions)	March 31, 2017	March 31, 2017
Revenues	$42.5	$194.0
Cost of revenues	24.6	117.3
Gross margin	17.9	76.7
Operating expenses (2)	29.7	76.1
Operating earnings	(11.8)	0.6
Taxes on earnings	1.5	7.4
Net loss from discontinued operations	$(13.3)	$(6.8)

(1)	There was no activity in net loss from discontinued operations during the second quarter and first half of fiscal year 2018.

(2)
Operating expenses from discontinued operations included separation costs of $19.3 million and $34.2 million in the second quarter and first half of fiscal year 2017. Separation costs include expenses for transaction advisory services, consulting services, restructuring and other expenses.

Diluted Net Earnings (Loss) Per Share

	Three Months Ended			Six Months Ended
	March 30, 2018	March 31, 2017	Percent Change	March 30, 2018	March 31, 2017	Percent Change
Diluted net earnings (loss) per share - continuing operations	$0.79	$0.74	6%	$(0.43)	$0.82	(152)%
Diluted net loss per share - discontinued operations	—	(0.14)	n/m	—	(0.08)	n/m
Total - Diluted net earnings (loss) per share	$0.79	$0.60	32%	$(0.43)	$0.74	(157)%
n/m = not meaningful
Diluted net earnings per share from continuing operations increased in the second quarter of fiscal year 2018, compared to the year-ago period, primarily due to an increase in operating earnings from continuing operations and a reduction in the number of diluted shares of common stock outstanding due to share repurchases.
Diluted net earnings (loss) per share from continuing operations decreased in the first half of fiscal year 2018, compared to the year-ago period, primarily due to an increase in income tax expense as a result of the Act signed in December 2017, partially offset by an increase in operating earnings from continuing operations and a reduction in the number of diluted shares of common stock outstanding due to share repurchases.
Gross Orders

Total Gross Orders by segment	Three Months Ended			Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	March 30, 2018	March 31, 2017	Percent Change
Oncology Systems	$664.1	$635.0	5%	$1,284.0	$1,211.7	6%
Varian Particle Therapy	1.9	28.0	(93)%	48.1	32.3	49%
Total Gross Orders	$666.0	$663.0	—%	$1,332.1	$1,244.0	7%
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
Oncology Systems Gross Orders

Gross Orders by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 30, 2018	March 31, 2017	Percent Change	Constant Currency	March 30, 2018	March 31, 2017	Percent Change	Constant Currency
Americas	$341.4	$335.2	2%	2%	$640.9	$628.8	2%	2%
EMEA	199.3	180.3	11%	—%	389.7	340.4	14%	6%
APAC	123.4	119.5	3%	1%	253.4	242.5	4%	3%
Total Oncology Systems Gross Orders	$664.1	$635.0	5%	1%	$1,284.0	$1,211.7	6%	3%

North America	$306.2	$314.7	(3)%	(3)%	$584.9	$586.9	—%	—%
International	357.9	320.3	12%	5%	699.1	624.8	12%	7%
Total Oncology Systems Gross Orders	$664.1	$635.0	5%	1%	$1,284.0	$1,211.7	6%	3%
The Americas Oncology Systems gross orders increased in the second quarter and first half of fiscal year 2018, compared to the year-ago period, primarily due to growth in orders for our products in Latin America and orders for our services in North America, partially offset by decreases in orders for products in North America.
EMEA Oncology Systems gross orders increased in the second quarter and first half of fiscal year 2018, compared to the year-ago period, primarily due to success in large government tenders resulting in increases in gross orders for our products and services.
APAC Oncology Systems gross orders increased in the second quarter and first half of fiscal year 2018, compared to the year-ago period, due to an increase in gross orders for both our products and services.

The trailing 12 months' growth in gross orders for Oncology Systems at the end of the second quarter of fiscal year 2018 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	March 30, 2018	December 29, 2017	September 29, 2017	June 30, 2017
Americas	1%	1%	1%	4%
EMEA	15%	14%	12%	1%
APAC	2%	3%	7%	14%
North America	2%	3%	4%	2%
International	8%	7%	7%	7%
Total Oncology Systems Gross Orders	5%	5%	5%	5%
Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations. Over the long-term, we expect international gross orders, specifically from emerging markets, will grow as a percentage of overall orders. Oncology Systems gross orders are affected by foreign currency fluctuations which could impact the demand for our products. In addition, government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.
Varian Particle Therapy Gross Orders
VPT gross orders decreased in the second quarter and increased in the first half of fiscal year 2018, compared to the year-ago periods. There were no VPT proton therapy system orders in the second quarter of fiscal year 2018 compared to one proton therapy system orders in the second quarter of fiscal year 2017. There were two VPT proton therapy system orders in the first half of fiscal year 2018 compared to one proton therapy system order in the first half of fiscal year 2017.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at March 30, 2018 was $2.9 billion, which includes approximately $313 million in VPT backlog, which was an increase of 9% over the backlog at March 31, 2017. Our Oncology Systems backlog at March 30, 2018 was 7% higher than the backlog at March 31, 2017, which reflected an increase of 11% and 2% for the international regions and North America, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled $29.7 million and $79.7 million in the second quarter and first half of fiscal year 2018, compared to $50.4 million and $68.7 million, in the year-ago periods.
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

Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	March 30, 2018	September 29, 2017	Increase
Total cash and cash equivalents	$739.9	$716.2	$23.7
The increase in cash and cash equivalents in the first half of fiscal year 2018 was primarily due to $244.5 million of cash provided by operating activities and $44.6 million in proceeds from the issuance of common stock to employees, partially offset by debt repayments, net of borrowings, of $95.0 million under our credit facility agreement, $92.7 million used for the repurchase of shares of VMS common stock, $29.6 million used for acquisitions, $17.8 million used for purchases of property, plant, and equipment and $11.1 million used for employee taxes withheld and paid for restricted stock units.
At March 30, 2018, we had approximately $36 million, or 5%, of cash and cash equivalents in the United States and approximately $704 million, or 95%, of cash and cash equivalents was held abroad. As a result of the transition to a modified territorial system and the one-time transition tax on the unremitted earnings of our foreign subsidiaries in the Act, we expect that the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax upon a subsequent actual repatriation to the United States. However, a portion of this cash may still be subject to foreign and state income taxes upon future remittance. In light of the changes to the taxation of foreign earnings in the Act, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of March 30, 2018, most of our cash and cash equivalents that was held abroad was in U.S. Dollars and was primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Six Months Ended
(In millions)	March 30, 2018	March 31, 2017
Net cash flow provided by (used in):
Operating activities	$244.5	$114.4
Investing activities	(55.1)	(53.2)
Financing activities	(154.2)	(205.0)
Effects of exchange rate changes on cash and cash equivalents	(11.5)	7.3
Net increase (decrease) in cash and cash equivalents	$23.7	$(136.5)
Our primary cash inflows and outflows for the first half of fiscal year 2018, as compared to the first half of fiscal year 2017, were as follows:

•
In the first half of fiscal year 2018, we generated net cash from operating activities of $244.5 million compared to $114.4 million in the first half of fiscal year 2017. The $130.1 million increase in net cash from operating activities was driven by a $245.0 million increase in the net change from operating assets and liabilities partially offset by a $109.7 million decrease in net earnings and a $5.2 million decrease from non-cash items.

•	The major contributors to the net change in operating assets and liabilities in the first half of fiscal year 2018 were as follows:

◦	Accrued liabilities and other long-term liabilities increased $125.3 million primarily due to an increase in a long-term income tax liability that resulted from the enactment of the Act.

◦	Trade and unbilled receivables decreased $28.4 million primarily due to higher collections than billings partially offset by an increase in unbilled receivables.

◦	Deferred revenues increased $11.5 million primarily due to advance payments received from VPT customers partially offset by a decrease in deferred service revenues in Oncology Systems.

◦	Inventory increased $10.9 million primarily due an increase in hardware product inventory in Oncology Systems and an increase in inventory for current projects in VPT.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, trade receivable collections, inventory management, and the timing and amount of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A herein and in Part I, Item 1A of our 2017 Annual Report.

•
In the first half of fiscal year 2018, cash used for investing activities was $55.1 million, compared to cash used of $53.2 million in the first half of fiscal year 2017. In the first half of fiscal year 2018, cash used for investing activities primarily included $29.6 million used for business acquisitions, $17.8 million for the purchases of property, plant and equipment, a $6.0 million investment in an available-for-sale security, $5.5 million for the purchase of a foreign currency option for the Sirtex acquisition, $5.3 million in loans to CPTC, and a $3.1 million investment in privately-held companies, partially offset by $8.0 million received from the sale of an available-for-sale security and $5.2 million received from repayments on notes receivables. In the first half of fiscal year 2017, cash used for investing activities primarily included $32.1 million for the purchases of property, plant and equipment, an $11.5 million issuance of a notes receivable, a $5.0 million investment in a privately-held company and $4.4 million paid to our deferred compensation plan trust account.

•
In the first half of fiscal year 2018, cash used for financing activities was $154.2 million compared to $205.0 million used in the first half of fiscal year 2017. In the first half of fiscal year 2018, cash used for financing activities primarily included $95.0 million in debt repayments, net of borrowings, $92.7 million for the repurchase of VMS common stock, partially offset by $44.6 million received from the issuance of common stock to employees. In the first half of fiscal year 2017, cash used for financing activities primarily included $222.3 million for the repurchase of VMS common stock, $117.0 million in debt repayments, net of borrowings, under our credit facility agreements and $81.3 million contributed to Varex, partially offset by $200.0 million received from Varex and $25.4 million received from the issuance of common stock to employees.

We expect our total fiscal year 2018 capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2% of revenues in fiscal year 2018.
We entered into an agreement, dated September 1, 2017, ("Credit Agreement") with certain lenders and Bank of America, N.A. (“BofA”) as administrative agent ("Debt Lenders"). The Credit Agreement provided for a five-year revolving credit facility (the "2017 Revolving Credit Facility") in an aggregate principal amount of up to $600.0 million.
On April 3, 2018, we entered into the 2018 Revolving Credit Facility with certain lenders and Bank of America, N.A. as administrative agent. The 2018 Revolving Credit Facility provides for a five-year revolving credit facility in an aggregate principal amount of up to $1.8 billion. The 2018 Revolving Credit Facility also includes a $50.0 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2018 Revolving Credit Facility, we have the right to make (i) a request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or increased commitments and certain other conditions are met. The proceeds of the 2018 Revolving Credit Facility may be used for working capital, capital expenditures, to pay the consideration for the Sirtex acquisition, share repurchases, permitted acquisitions and other corporate purposes, as well as to satisfy the outstanding obligation under the 2017 Revolving Credit Facility.
The 2018 Revolving Credit Facility replaces the 2017 Revolving Credit Facility of $600 million. We borrowed $255.0 million under the 2018 Revolving Credit Facility and repaid in full the $255.0 million then outstanding principal balance on our 2017 Revolving Credit Facility, plus accrued interest and fees.

In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2019.
The following table summarizes our short-term borrowings and long-term debt:

	March 30, 2018		September 29, 2017
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
2017 Revolving Credit Facility	$230.0	2.79%	$350.0	2.36%
Total short-term debt	$230.0		$350.0

Long-term debt:
2017 Revolving Credit Facility	$25.0	4.88%	$—	—%
Total long-term debt	$25.0		$—
See Note 8, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for further information regarding the 2017 Revolving Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings:

(Dollars in millions)	Second Quarter of Fiscal Year 2018
Amount outstanding (at end of period)	$230.0
Weighted average interest rate (at end of period)	2.79%
Average amount outstanding (during period)	$293.6
Weighted average interest rate (during period)	2.66%
Maximum month-end amount outstanding during period	$335.0
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
Total debt as a percentage of total capital decreased to 14.9% at March 30, 2018 from 18.7% at September 29, 2017, primarily due to a net loss incurred during the first half of fiscal year 2018 and a decrease in borrowings. The ratio of current assets to current liabilities increased to 1.53 to 1 at March 30, 2018 from 1.40 to 1 at September 29, 2017, primarily due to a decrease in borrowings.
Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) decreased to 103 days at March 30, 2018 from 118 days at March 31, 2017. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. VPT's DSO is not meaningful because it is highly variable. As of March 30, 2018, approximately 3% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.

Share Repurchase Program
We repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Number of shares	0.3	2.0	0.8	2.5
Average repurchase price per share	$110.52	$86.42	$109.06	$88.93
Total cost	$36.0	$172.8	$92.7	$222.3
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of March 30, 2018, approximately 4.4 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
For more details see Note 13, "Stockholders' Equity and Noncontrolling Interests" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act, and may also include other long-term tax liabilities. As of March 30, 2018, our liability for uncertain tax positions was $61.2 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. The Act allows taxpayers to elect to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of March 30, 2018, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $146.9 million.
As of March 30, 2018, we had accrued liabilities of $5.7 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined. For more details see Note 10, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
As of March 30, 2018, our outstanding commitments for the GPTC securities was $11.8 million and $4.1 million for the short-term revolving loan to CPTC, both of which are expected to be drawn down in the next 12 months. For more details see Note 16, "VPT Loans and Securities" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Except for the change in the outstanding balance under our term loan facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2017 Annual Report.
Subsequent Events
See Note 18, "Subsequent Events" of the Notes to the Condensed Consolidated Financial Statements for a discussion of our subsequent events.
Contingencies
Environmental Remediation Liabilities
For a discussion of environmental remediation liabilities, see Note 10, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.

Other Matters
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 10, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of March 30, 2018, we have not incurred any significant costs since the spin-off of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. in 1999 or the Distribution to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to VPT customers such as:
As of March 30, 2018, the Term Loan with CPTC was $53.5 million. The $53.5 million is composed of four Tranches: Tranche A of $2.0 million, Tranche B of $7.2 million, Tranche C of $15.6 million, and Tranche D of $28.7 million. All of the Tranches accrue paid-in-kind interest at 7.5% per annum, except the Tranche B which accrues paid-in-kind interest at 10% per annum. The maturity date of the Term Loan is three years from the Closing Date. The Term Loan is secured by the assets of CPTC.
In addition, the Lenders have committed to lend up to $15.0 million in Revolving Loans. Our share of the funding commitment from the Revolving Loan is $7.2 million and as of March 30, 2018, we have funded $3.1 million. The Revolving Loan accrues paid-in-kind interest at 10% per annum and has a maturity date one year from the Closing Date.
The seniority of these loans is as follows: Revolving Loan, Tranche A, Tranche B, Tranche C and Tranche D. If CPTC is in default, the interest on Tranche A, C and D will increase to 9.5% and the interest on Tranche B and the Revolving Loan will increase to 12.0%.
In May 2015, we committed to loan $35.0 million to the Maryland Proton Treatment Center ("MPTC"). Our subordinated loan is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the outstanding loan accrues at 12%.

In the second quarter of fiscal year 2018, we recorded an $11.1 million impairment charge on our MPTC subordinated loan, which included accrued interest, due to the expected difference in value between the security currently held by us and the value of the new security that will be issued to us in exchange as part of the refinancing expected in the second half of fiscal year 2018. As of March 30, 2018, the MPTC subordinated loan totaled, $33.8 million. We also have $25.1 million as short-term notes receivable related to a deferred payment arrangement with MPTC. The notes receivable carries an interest rate of 15% and is due in September 30, 2018.
We also have loans, including accrued interest, associated with the New York Proton Center, and Proton International LLC totaling $26.2 million and $2.6 million, respectively.
In July 2017, we purchased the outstanding senior secured debt related to the Rinecker Proton Therapy Center ("RPTC") in Munich, Germany for 21.5 million Euros or $24.5 million. By purchasing the senior secured debt, we have a right to 89 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced and we expect the insolvency proceedings to be finalized within the next twelve months. Upon finalization of bankruptcy proceedings, we believe it is probable we will recover its outstanding senior secured debt balance and trade accounts receivable, net.
See Note 16, "VPT Loans and Securities" of the Notes to the Condensed Consolidated Financial Statements for further information on loans to VPT customers.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of March 30, 2018 were $477.3 million and $41.8 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
In addition to our foreign currency forward contracts mentioned above, we entered into foreign currency forward contracts and a foreign currency option contract to economically hedge our foreign currency exchange rate risk on the consideration to be paid for the Sirtex acquisition. The foreign currency forward contracts allow us to purchase a notional amount of A$793.0 million or $621.0 million on May 25, 2018. The quoted forward exchange rate on March 30, 2018 would provide that the same amount of Australian dollars would cost $609.6 million. As of March 30, 2018, the foreign currency forward contracts have a fair value of $609.6 million. We paid a premium of $5.5 million for a foreign currency option that allows us to purchase a notional amount of A$792.0 million or $641.5 million that will expire on May 23, 2018. As of March 30, 2018, the foreign currency option has a fair value of $0.5 million.
The foreign currency forward contracts and option contract do not qualify for hedge accounting. As such, changes in the fair value will be recognized in acquisition-related expenses on the Condensed Consolidated Statements of Earnings. In the three months ended March 30, 2018, we recorded losses of $11.4 million and $5.0 million on the foreign currency forward contracts and the foreign currency option contract, respectively.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of March 30, 2018. The principal amount of cash and cash equivalents in continuing operations at March 30, 2018 totaled $739.9 million with a weighted average interest rate of 0.53%. At March 30, 2018, our available-for-sale investments, which include accrued interest, are the $6.1 million in Subordinate Revenue Bonds with a fixed interest rate to finance the Alabama Proton Therapy Center ("APTC') and the $4.6 million in Senior Capital Appreciation Bonds to finance the Georgia Proton Treatment Center ("GPTC"). The APTC Subordinate Revenue bear an interest rate of 8.5% per annum and the GPTC Senior Capital Appreciation Bonds bear an interest rate of 8.0% per annum. Our available-for-sale investments are carried at fair value.
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
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our 2017 Revolving Credit Facility. As of March 30, 2018, short-term borrowings under the 2017 Revolving Credit Facility totaled $230.0 million with a weighted average interest rate of 2.79%. In addition, as of March 30, 2018, long-term debt under the 2017 Revolving Credit Facility totaled $25.0 million with a weighted average interest rate of 4.88%. If the amount outstanding under our 2017 Revolving Credit Facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $2.6 million. See Note 8, "Borrowings" of the condensed consolidated financial statements for a discussion regarding the 2017 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3.0 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of March 30, 2018, the there was no outstanding balance under the Sumitomo Credit Facility.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 10, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.
Item 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K and Part II, Item 1A, of our Quarterly Report on Form 10Q for the quarter ended December 29, 2017, except as follows:
The Tax Cuts and Jobs Act of 2017, the enactment of legislation implementing changes in taxation of international business activities, and the adoption of other tax legislation and policies could materially impact our financial position and results of operations.
The Tax Cuts and Jobs Act of 2017 (the “Act”) is expected to have a significant impact on our financial position and results of operations. The Act reduced the U.S. corporate income tax rate from 35% to 21%. This rate reduction requires us to re-measure our net deferred tax assets which were originally recorded assuming a future tax benefit at the 35% rate. We estimate that the total impact of this re-measurement of our net deferred tax assets will be about $46.7 million. The impacts to our three- and six-month periods ended March 30, 2018, were charges to income tax expense of $2.4 million and $40.2 million, respectively. Since we have a September fiscal year end, the change to the lower corporate tax rate will be phased in. As a result of this phase in, the remainder, or about $6.5 million, will be charged to income tax expense over the balance of fiscal year 2018.
In addition, as part of the transition to a modified territorial system, the new law imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. During the three- and six-month periods ended March 30, 2018, we recorded a provisional discrete tax expense of $3.8 million and $173.1 million, respectively, related to the one-time transition tax.
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
On January 30, 2018, we signed an agreement to acquire Sirtex Medical Limited ("Sirtex"), an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion (approximately $1.2 billion as of March 30, 2018). Sirtex is an Australian-based global life sciences company focused on interventional oncology therapies.
The transaction has received all necessary regulatory approvals, is subject to the approval of the Sirtex shareholders, the Federal Court of Australia and the satisfaction of other customary closing conditions. There is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed acquisition are not satisfied (or waived by the other party), the acquisition may not be completed.
On May 4, 2018, Sirtex received an unsolicited non-binding, indicative and conditional proposal from CDH Investments ("CDH"), a China-based alternative asset manager, for the acquisition of all of the issued shares in Sirtex for A$33.60 per share. The Sirtex board of directors has determined to engage with CDH to further understand the conditions associated with the CDH proposal. As a result the meeting of Sirtex shareholders to approve the acquisition by Varian, which was scheduled to occur on Monday, May 7, 2018 (Sydney time), was adjourned to a time and date to be determined.
The Scheme Implementation Deed (the “Agreement”) may be terminated under specified circumstances. Our failure to complete the acquisition could delay our plan to expand into the interventional oncology market and adversely affect our business. We could be required to pay a termination fee up to 1% of the total consideration under certain circumstances as described in the Agreement . In addition, our stock price may also suffer as the failure to consummate the acquisition may result in negative perception in the investment community.
Uncertainty associated with the completion of the merger may cause substantial disruptions in our business and Sirtex’s business.
Uncertainty associated with the completion of the acquisition may cause substantial disruptions in our business and Sirtex’s business, which could have an adverse effect on Sirtex's results prior to the closing and our financial results after the closing. Among other things, such uncertainty may affect our relationships with customers, potential customers and suppliers and our ability to recruit prospective employees or to retain and motivate existing employees. Sirtex may face similar disruptions to its business, which could adversely impact their financial results prior to closing and over the long term. The adverse effect of such disruptions could be exacerbated by the recently announced delay in the completion of the acquisition or termination of the Agreement.
Our efforts to integrate acquisitions may not be successful, and this may adversely impact our profitability and sales growth.
As part of our strategy to develop and identify new technologies, products and services, we have made and may continue to acquire new businesses and technologies. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. In particular, if our proposed acquisition of Sirtex is completed, success of the acquisition will depend, in part, on our ability to successfully integrate the business and operations and fully realize the anticipated benefits and synergies from combining our businesses and Sirtex’s business. If we are not able to achieve these objectives following the acquisition, the anticipated benefits and synergies of the transactions may not be realized fully or at all or may take longer to realize than expected. Our efforts to successfully integrate acquisitions may result in additional expenses and divert significant amounts of management’s time from other projects.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2018 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 30, 2017 - January 26, 2018	0.3	$110.52	0.3	4.4
January 27, 2018 - February 23, 2018	—	$—	—	4.4
February 24, 2018 - March 30, 2018	—	$—	—	4.4
Total	0.3	$110.52	0.3	4.4

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

2.1
Scheme Implementation Deed dated January 30, 2018 between Varian Medical Systems, Inc. and Sirtex Medical Limited (incorporated by reference to Exhibit No. 2.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended December 29, 2017, File No. 1-7598).

10.1
Credit Agreement, dated as of April 3, 2018, among the Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of April 4, 2018, File No. 1-7598).

10.2
Varian Medical Systems, Inc.'s Fifth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed as of December 30, 2016, File No. 1-7598).

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	May 8, 2018	By:	/s/ GARY E. BISCHOPING JR.
Gary E. Bischoping Jr.
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)