Form 10-Q
period 2018-06-29
VARIAN MEDICAL SYSTEMS INC
filed 2018-08-07
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 91,547,472 shares of common stock, par value $1 per share, outstanding as of July 27, 2018.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended June 29, 2018

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Revenues:
Product	$365.0	$320.2	$1,124.4	$994.3
Service	344.1	312.6	993.1	903.2
Total revenues	709.1	632.8	2,117.5	1,897.5
Cost of revenues:
Product	242.5	225.6	730.6	678.7
Service	153.0	141.7	452.0	410.7
Total cost of revenues	395.5	367.3	1,182.6	1,089.4
Gross margin	313.6	265.5	934.9	808.1
Operating expenses:
Research and development	59.5	55.1	174.3	158.3
Selling, general and administrative	138.9	121.4	397.4	414.1
Impairment charges	11.0	—	22.1	38.3
Acquisition-related expenses	12.7	0.5	33.9	1.4
Total operating expenses	222.1	177.0	627.7	612.1
Operating earnings	91.5	88.5	307.2	196.0
Interest income	1.8	2.9	8.6	10.4
Interest expense	(1.3)	(2.7)	(5.7)	(8.0)
Earnings from continuing operations before taxes	92.0	88.7	310.1	198.4
Taxes on earnings	19.5	18.8	276.6	51.0
Net earnings from continuing operations	72.5	69.9	33.5	147.4
Net loss from discontinued operations	—	—	—	(6.8)
Net earnings	72.5	69.9	33.5	140.6
Less: Net (loss) earnings attributable to noncontrolling interests	(0.1)	0.2	—	0.7
Net earnings attributable to Varian	$72.6	$69.7	$33.5	$139.9

Net earnings (loss) per share - basic
Continuing operations	$0.79	$0.76	$0.37	$1.58
Discontinued operations	—	—	—	(0.08)
Net earnings per share - basic	$0.79	$0.76	$0.37	$1.50

Net earnings (loss) per share - diluted
Continuing operations	$0.79	$0.75	$0.36	$1.57
Discontinued operations	—	—	—	(0.07)
Net earnings per share - diluted	$0.79	$0.75	$0.36	$1.50

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	91.5	91.7	91.6	92.7
Weighted average shares outstanding - diluted	92.5	92.4	92.6	93.5
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
(In millions)	2018	2017	2018	2017
Net earnings	$72.5	$69.9	$33.5	$140.6
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.1 and $0.2 for the three and nine months ended June 29, 2018, respectively, and $0.0* and $0.1 for the corresponding periods of fiscal year 2017, respectively.	(0.1)	(0.2)	(0.6)	(0.4)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.1) and ($0.4) for three and nine months ended June 29, 2018, respectively, and ($0.2) and ($0.6) for the corresponding periods of fiscal year 2017, respectively.	0.5	0.9	1.7	2.7
	0.4	0.7	1.1	2.3
Derivative instruments:
Change in unrealized loss, net of tax benefit of $0.3 for the nine months ended June 29, 2018.	—	—	(0.6)	—
Reclassification adjustments, net of tax expense of ($0.3) for the nine months ended June 29, 2018.	—	—	0.6	—
	—	—	—	—
Currency translation adjustment	(12.7)	14.7	(3.0)	4.5
Other comprehensive (loss) earnings	(12.3)	15.4	(1.9)	6.8
Comprehensive earnings	60.2	85.3	31.6	147.4
Less: Comprehensive (loss) earnings attributable to noncontrolling interests	(0.1)	0.2	—	0.7
Comprehensive earnings attributable to Varian	$60.3	$85.1	$31.6	$146.7

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 29,	September 29,
(In millions, except par values)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$536.0	$716.2
Trade and unbilled receivables, net of allowance for doubtful accounts of $40.3 at June 29, 2018 and $45.9 at September 29, 2017	933.6	961.5
Inventories	469.2	417.7
Prepaid expenses and other current assets	249.8	190.3
Current assets of discontinued operations	4.4	11.1
Total current assets	2,193.0	2,296.8
Property, plant and equipment, net	265.9	255.3
Goodwill	239.9	222.6
Intangible assets	79.4	71.6
Deferred tax assets	106.4	147.3
Other assets	287.2	300.8
Total assets	$3,171.8	$3,294.4
Liabilities and Equity
Current liabilities:
Accounts payable	$189.2	$162.3
Accrued liabilities	379.0	374.9
Deferred revenues	790.2	755.4
Short-term borrowings	18.2	350.0
Current liabilities of discontinued operations	2.5	2.5
Total current liabilities	1,379.1	1,645.1
Other long-term liabilities	291.2	127.4
Total liabilities	1,670.3	1,772.5
Commitments and contingencies (Note 10)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.5 and 91.7 shares issued and outstanding at June 29, 2018, and at September 29, 2017, respectively	91.5	91.7
Capital in excess of par value	771.8	716.1
Retained earnings	704.6	778.6
Accumulated other comprehensive loss	(70.7)	(68.8)
Total Varian stockholders' equity	1,497.2	1,517.6
Noncontrolling interests	4.3	4.3
Total equity	1,501.5	1,521.9
Total liabilities and equity	$3,171.8	$3,294.4

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 29,	June 30,
(In millions)	2018	2017
Cash flows from operating activities:
Net earnings	$33.5	$140.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	34.0	32.7
Depreciation	38.3	45.2
Amortization of intangible assets	15.2	13.3
Deferred taxes	50.1	(15.9)
Impairment charges	22.1	38.3
Loss on hedges related to acquisition-related activities	5.5	—
Provision for doubtful accounts receivable	2.7	38.5
Other, net	1.3	(0.7)
Changes in assets and liabilities:
Trade and unbilled receivables	10.8	25.8
Inventories	(48.5)	(20.2)
Prepaid expenses and other assets	(29.8)	(49.0)
Accounts payable	27.8	(0.6)
Accrued liabilities and other long-term liabilities	150.0	(28.1)
Deferred revenues	33.7	49.5
Net cash provided by operating activities	346.7	269.4
Cash flows from investing activities:
Purchases of property, plant and equipment	(30.8)	(40.4)
Acquisitions, net of cash acquired	(58.7)	(0.4)
Issuance of notes receivable	—	(18.2)
Principal payments on notes receivable	6.3	—
Investment in available-for-sale securities	(6.0)	(9.1)
Sale of available-for-sale securities	8.0	—
Loans to CPTC	(5.3)	—
Purchase of foreign currency option related to acquisition-related activities	(5.5)	—
Investment in privately-held companies	(10.1)	(7.2)
(Increase) decrease in restricted cash	(6.7)	0.1
Other, net	(1.1)	(3.7)
Net cash used in investing activities	(109.9)	(78.9)
Cash flows from financing activities:
Repurchases of common stock	(131.9)	(269.1)
Proceeds from issuance of common stock to employees	57.1	56.7
Employees' taxes withheld and paid for restricted stock, restricted stock units and performance units	(11.5)	(10.6)
Cash received from Varex Imaging Corporation	—	200.0
Cash and cash equivalents contributed to Varex Imaging Corporation	—	(54.2)
Borrowings under credit facility agreement	503.3	148.0
Repayments under credit facility agreement	(503.3)	(185.5)
Net repayments under the credit facility agreements with maturities less than 90 days	(331.7)	(262.0)
Other	(3.6)	1.0
Net cash used in financing activities	(421.6)	(375.7)
Effects of exchange rate changes on cash and cash equivalents	4.6	1.7
Net decrease in cash and cash equivalents	(180.2)	(183.5)
Cash and cash equivalents at beginning of period	716.2	843.5
Cash and cash equivalents at end of period	$536.0	$660.0

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
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 29, 2017 (the “2017 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 29, 2018 and September 29, 2017, results of operations and statements of comprehensive earnings for the three and nine months ended June 29, 2018 and June 30, 2017, and cash flows for the nine months ended June 29, 2018 and June 30, 2017. The results of operations for the nine months ended June 29, 2018 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
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
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017. The fiscal quarters ended June 29, 2018 and June 30, 2017 were both 13-week periods.

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
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the Company's internal sales force compensation program; under the terms of these programs, compensation is generally earned and the costs are recognized at the time the revenue is recognized.
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
Oncology Systems
The Company's Oncology Systems linear accelerators are generally sold in a bundled arrangement with hardware and software accessory products that enhance efficiency and enable delivery of advanced radiotherapy and radiosurgery treatments; however, certain products are occasionally sold on a stand-alone basis. The majority of machine and software sales include installation services and training. Delivery of different elements in a revenue arrangement often span more than one reporting period. For example, a linear accelerator and software may be delivered in one reporting period, but the related installation of those products may be completed in a later period. Hardware and software extended maintenance and service contracts are occasionally sold during the initial product sale, but the majority are sold separately near or at the end of the initial warranty period. Revenues related to extended warranty and service contracts are earned after the expiration of the initial warranty period.
Payment terms and conditions vary by contract type, although terms are generally commensurate with a significant milestone, such as contract signing, shipment, delivery, acceptance or service commencement. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's products and services, rather than to receive financing from the Company's customers, such as invoicing at the beginning of a contract term with revenue recognized ratably over the contract period for a service contract. Payment terms can also vary based on the type of customer, such as government purchases. There are occasions where the Company provides extended payment terms in which case a portion of the transaction price is allocated to imputed interest income.
From time to time, the Company's contracts are modified to account for additional, or to change existing, performance obligations. The Company's contract modifications are generally accounted for prospectively.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Warranties
The Company's sale of hardware includes a one-year warranty. The Company uses the cost accrual method to account for assurance-type warranties. The standard warranty provision further includes services in addition to an assurance-type warranty (for example, preventative maintenance inspections, help desk support, and when and if available operating system upgrades). These service-type warranty features are recorded as a separate performance obligation and recognized ratably over the one-year warranty period.
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
Under the typical payment terms of the Company's fixed-price contracts, the customer pays the Company an up-front advance payment and then performance-based payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Customers do not typically receive discounts in their overall selling price based on the amount and timing of milestone payments. As the revenue is recognized over time relative to the costs incurred and the customer billing milestones are typically event driven, this may result in revenue recognized in excess of billings at some point during the contract which the Company presents as unbilled receivables on the Condensed Consolidated Balance Sheets. Amounts billed and due from the Company's customers are classified as trade accounts receivable on the Condensed Consolidated Balance Sheets. In most contracts, the Company is entitled to receive an advance payment at the beginning of the contract. The Company recognizes a liability for these advance payments in excess of revenue recognized and presents it as deferred revenues on the Condensed Consolidated Balance Sheets. The advance payment typically is not considered a significant financing component because it is used to ensure the customer's commitment to the project and to provide assurance that the customer will perform its obligations under the contract.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Unfulfilled Performance Obligations for Oncology Systems and VPT
The following table represents the Company's unfulfilled performance obligations as of June 29, 2018 and the estimated revenue expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal years of revenue recognition
(In millions)	Remainder of 2018	2019	2020	Thereafter
Unfulfilled Performance Obligations	$465.3	$2,447.9	$1,022.9	$1,807.7
The table above includes both product and service unfulfilled performance obligations, which includes a component of service performance obligations which have not been invoiced. The fiscal years presented reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products or customer acceptance terms.
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
Contract Balances
The timing of revenue recognition, billings and cash collections results in trade and unbilled receivables, and deferred revenues on the Condensed Consolidated Balance Sheets. In Oncology Systems, the Company often collects an advance payment and the balance is typically billed on a combination of delivery and/or acceptance. In VPT, the Company usually collects an advance payment and additional amounts are billed as work progresses in accordance with agreed-upon contractual terms upon achievement of contractual milestones. Service contracts are usually billed at the beginning of the contract period or at periodic intervals (e.g. monthly or quarterly) during the contract which could result in a contract asset and contract liability. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. However, when the Company receives advances or deposits from customers, which can be higher in the initial stages of the contract, particularly international contracts in the case of Oncology Systems, before revenue is recognized, this results in deferred revenues which represents a contract liability. These contract assets and liabilities are reported as unbilled receivables and deferred revenues, respectively, on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company has recast its condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select Condensed Consolidated Statements of Earnings line items, which reflect the adoption of ASC 606 are as follows:

	Three Months Ended			Nine Months Ended
	June 30, 2017			June 30, 2017
(In millions, except per share amounts)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
Revenues:
Product	$383.4	$(63.2)	$320.2	$1,113.1	$(118.8)	$994.3
Service	279.0	33.6	312.6	816.1	87.1	903.2
Total revenues	662.4	(29.6)	632.8	1,929.2	(31.7)	1,897.5
Cost of revenues:
Product	248.4	(22.8)	225.6	727.0	(48.3)	678.7
Service	120.7	21.0	141.7	357.9	52.8	410.7
Total cost of revenues	369.1	(1.8)	367.3	1,084.9	4.5	1,089.4
Gross margin	293.3	(27.8)	265.5	844.3	(36.2)	808.1
Earnings from continuing operations before taxes	116.5	(27.8)	88.7	234.6	(36.2)	198.4
Taxes on earnings	25.9	(7.1)	18.8	60.2	(9.2)	51.0
Net earnings from continuing operations	90.6	(20.7)	69.9	174.4	(27.0)	147.4
Net loss from discontinued operations	—	—	—	(6.8)	—	(6.8)
Net earnings	$90.6	$(20.7)	$69.9	$167.6	$(27.0)	$140.6
Net earnings attributable to Varian	$90.4	$(20.7)	$69.7	$166.9	$(27.0)	$139.9

Diluted net earnings per share from continuing operations attributable to Varian	$0.98	$(0.23)	$0.75	$1.86	$(0.29)	$1.57
Select Condensed Consolidated Statements of Balance Sheet line items, which reflect the adoption of ASC 606 are as follows:

	September 29, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Assets:
Trade and unbilled receivables, net	$823.5	$138.0	$961.5
Inventories	439.7	(22.0)	417.7
Prepaid expenses and other current assets	199.8	(9.5)	190.3
Deferred tax assets	138.8	8.5	147.3

Liabilities and Equity:
Accrued liabilities	394.7	(19.8)	374.9
Deferred revenues	640.6	114.8	755.4
Other long-term liabilities	130.0	(2.6)	127.4
Retained earnings	756.0	22.6	778.6

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
In the first quarter of fiscal year 2018, the Company adopted the FASB guidance related to employee share-based payments. The amendment simplifies several aspects of the accounting for employee share-based payments including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company elected to use the prospective transition method for the presentation of excess tax benefits on the statement of cash flows. Under the new standard, excess tax benefits are now included in taxes on earnings in the Consolidated Statements of Earnings. The Company elected to recognize forfeitures as they occur, and the impact of this change in accounting policy was recorded as a $0.4 million reduction, net, to its beginning retained earnings balance as of September 30, 2017. See Note 12, "Income Taxes" for more information on the impact of this accounting guidance. The remaining provisions of this amendment did not have a material impact on the Company's condensed consolidated financial statements.
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
Following the Distribution, Varex retained a specified amount of cash that would enable Varex to pay the Company consideration for certain net assets outside of the United States that were required to be transferred to Varex but which did not occur on the Distribution Date due to not having received regulatory approvals for such transfers. Once those regulatory

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

approvals are received, the Company will receive a cash payment from Varex in consideration for such net asset transfers. At June 29, 2018, the Company had $1.9 million in assets (net of liabilities) on its Condensed Consolidated Balance Sheet related to Varex net assets to be transferred. The Company expects the remainder of Varex's net assets will be transferred in fiscal year 2018. If the Company does not receive the necessary regulatory approvals during a specified time period, Varex will be required to transfer such cash amounts to Varian.
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
The following table summarizes the key components of net loss from discontinued operations:

Nine Months Ended (1)
(In millions)	June 30, 2017
Revenues	$194.0
Cost of revenues	117.3
Gross margin	76.7
Operating expenses (2)	76.1
Operating earnings	0.6
Taxes on earnings	7.4
Net loss from discontinued operations	(6.8)
Less: Net earnings from discontinued operations attributable to noncontrolling interests	0.1
Net loss from discontinued operations attributable to Varian	$(6.9)

(1)	There was no activity in net loss from discontinued operations during the three and nine months ended June 29, 2018 or the three months ended June 30, 2017.

(2)
Operating expenses include separation costs of $34.2 million during the nine months ended June 30, 2017. Separation costs include expenses for transaction advisory services, consulting services, restructuring, and other expenses.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company's Condensed Consolidated Balance Sheets:

(In millions)	June 29, 2018	September 29, 2017
Assets:
Trade accounts receivable, net	$3.5	$8.1
Inventories	0.5	2.9
Prepaid expenses and other current assets	0.4	0.1
Current assets of discontinued operations	4.4	11.1
Total assets of discontinued operations	$4.4	$11.1
Liabilities:
Accounts payable	$0.7	$2.0
Accrued liabilities	1.8	0.5
Current liabilities of discontinued operations	2.5	2.5
Total liabilities of discontinued operations	$2.5	$2.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents supplemental cash flow information of discontinued operations:

Nine Months Ended (1)
(In millions)	June 30, 2017
Operating activities:
Share-based compensation expense	$2.0
Depreciation expense	4.8
Amortization expense	1.8
Investing activities:
Purchases of property, plant and equipment	$(6.4)

(1)	There was no significant cash flow activity from discontinued operations during the nine months ended June 29, 2018.
3. BUSINESS COMBINATIONS
Sirtex
On January 30, 2018, the Company signed an agreement to acquire Sirtex Medical Limited ("Sirtex"), an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion. On May 4, 2018, Sirtex received an unsolicited non-binding, indicative and conditional proposal from CDH Investments ("CDH"), a China-based alternative asset manager, for the acquisition of all of the issued shares in Sirtex for A$33.60 per share. On June 14, 2018, the Company received notification from Sirtex that it had accepted the proposal from CDH and consequently, Sirtex terminated its agreement with the Company and the Company received a net $9.0 million breakup fee from Sirtex.
Acquisitions
During the first nine months of fiscal year 2018, the Company acquired two privately-held software companies and a distributor of radiotherapy equipment, for an aggregate purchase price of $58.7 million. The purchase price of all three acquisitions primarily consisted of $22.8 million in finite-lived intangible assets and $17.9 million in goodwill. The Company has integrated these three acquisitions into its Oncology Systems reporting unit.
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
The condensed consolidated financial statements include the operating results from the date of acquisition. The impact of the acquisitions completed to the periods presented was not material. Pro forma results of operations for the acquisitions completed have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company's condensed consolidated financial statements.
During the three and nine months ended June 29, 2018, the Company incurred acquisition-related expenses of $12.7 million and $33.9 million, respectively, which includes losses of $13.3 million and $29.7 million, respectively, related to hedging the anticipated Australian dollar purchase price for Sirtex; as well as acquisition costs of $8.4 million and $13.2 million,

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

respectively; partially offset by a net $9.0 million breakup fee received from Sirtex in connection with the termination of the acquisition. See Note 9, "Derivative Instruments and Hedging Activities" for further information on the hedging losses.
4. BALANCE SHEET COMPONENTS
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	June 29, 2018	September 29, 2017
Unbilled receivables - current	$343.0	$259.1
Unbilled receivables - long-term (1)	27.4	10.9
Deferred revenues - current	(790.2)	(755.4)
Deferred revenues - long-term (2)	(9.6)	(7.2)
Total net unbilled receivables (deferred revenues)	$(429.4)	$(492.6)

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the nine months ended June 29, 2018, unbilled receivables net of deferred revenues increased by $63.2 million primarily due to the contractual timing of billings occurring after the revenues were recognized, as well as the timing of milestone payments.
During the three and nine months ended June 29, 2018, the Company recognized revenues of $214.3 million and $519.5 million, respectively, which was included in the deferred revenues balance at September 29, 2017. During the three and nine months ended June 30, 2017, the Company recognized revenues of $109.0 million and $455.0 million, respectively, which was included in the deferred revenues balance at September 30, 2016.
The Company did not have any impairment losses on its unbilled receivables during the nine months ended June 29, 2018. The Company recognized an impairment loss of $17.2 million from long-term unbilled receivables during the nine months ended June 30, 2017. See Note 16, "VPT Loans and Investment" for further information.
The following table summarizes the Company's inventories:

(In millions)	June 29, 2018	September 29, 2017
Raw materials and parts	$334.4	$296.5
Work-in-process	54.2	47.7
Finished goods	80.6	73.5
Total inventories	$469.2	$417.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following tables summarize the Company's cash equivalents and available-for-sale securities:

	June 29, 2018
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$155.8	$—	$—	$155.8
Total cash equivalents	$155.8	$—	$—	$155.8

Available-for-sale securities:
APTC securities (1)	$6.3	$—	$—	$6.3
GPTC securities (2)	4.6	—	—	4.6
Total available-for-sale securities	$10.9	$—	$—	$10.9

	September 29, 2017
(In millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Original CPTC loans (2)	$47.4	$—	$—	$47.4
DRTC securities (2)	8.3	—	—	8.3
GPTC securities (2)	4.4	—	—	4.4
Total available-for-sale securities	$60.1	$—	$—	$60.1

(1)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets because the Company has the ability and intent to sell this security in the next twelve months.

(2)
Included in other assets on the Company's Condensed Consolidated Balance Sheets because the maturity dates are greater than one year and the Company does not have the intent and ability to collect or sell all or a portion of its loans or securities in the next twelve months.

See Note 5, "Fair Value" and Note 16, "VPT Loans and Investment" for more information on the Original California Proton Treatment Center, LLC (“Original CPTC”) Loans, Alabama Proton Therapy Center (“APTC”), Delray Radiation Therapy Center (“DRTC”), and Georgia Proton Treatment Center ("GPTC") Securities.
The following table summarizes the Company's other long-term liabilities:

(In millions)	June 29, 2018	September 29, 2017
Long-term income taxes payable	$201.1	$48.6
Deferred income taxes	28.1	17.1
Other	62.0	61.7
Total other long-term liabilities	$291.2	$127.4

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at June 29, 2018:
Cash equivalents:
Money market funds	$155.8	$—	$—	$155.8
Available-for-sale securities:
APTC securities	—	6.3	—	6.3
GPTC securities	—	4.6	—	4.6
Total assets measured at fair value	$155.8	$10.9	$—	$166.7

Liabilities at June 29, 2018:
Contingent consideration	$—	$—	$(3.0)	$(3.0)
Total liabilities measured at fair value	$—	$—	$(3.0)	$(3.0)

Assets at September 29, 2017:
Available-for-sale securities:
Original CPTC loans	$—	$—	$47.4	$47.4
DRTC securities	—	8.3	—	8.3
GPTC securities	—	4.4	—	4.4
Total assets measured at fair value	$—	$12.7	$47.4	$60.1
The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's Level 2 available-for-sale securities consist of bonds for APTC, GPTC, and DRTC. The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs such as yields, credit risks, default rates, and volatility. As of June 29, 2018 and September 29, 2017, the carrying amount of the Level 2 available-for-sale securities approximated their fair value. See Note 16, "VPT Loans and Investment" for further information about these bonds.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In December 2017, the Original CPTC loans were modified and partially satisfied resulting in a Term Loan of $53.5 million, as defined in Note 16, "VPT Loans and Investment". One of the modifications was that the loan agent no longer has the option to purchase these loans from the Company; therefore, the Original CPTC loans are no longer classified as an available-for-sale security. The Company had no unrealized gains or unrealized losses associated with the Original CPTC loans recorded in its other comprehensive earnings. The modification to the Original CPTC Loans had no impact on the Company's Condensed Consolidated Statements of Earnings for the three months ended December 29, 2017. As of September 29, 2017, the Company classified the Original CPTC loans as available-for-sale securities, the fair value of which was based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans as well as underlying cash flow assumptions. However, the Company did not increase the fair value of the Original CPTC loans above their par values as ORIX Capital Markets, LLC (“ORIX”), the loan agent, had the option to purchase these loans from the Company under the original terms and conditions at par value.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Available-for-sale Securities	Contingent Consideration
Balance at September 29, 2017	$47.4	$—
Additions from business combinations	—	(3.0)
Reclassification of Original CPTC Loans to Term Loan	(47.4)	—
Balance at June 29, 2018	$—	$(3.0)
There were no transfers of assets or liabilities between fair value measurement levels during either the three and nine months ended June 29, 2018, or the three and nine months ended June 30, 2017. Transfers between fair value measurement levels are recognized at the end of the reporting period.
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
As of June 29, 2018, the fair value of the Term Loan with CPTC approximated its carrying value of $44.0 million. See Note 16, "VPT Loans and Investment" for further information. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry. As a result, the Term Loan is categorized as Level 3 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $51.6 million and $100.2 million at June 29, 2018 and September 29, 2017, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 16, "VPT Loans and Investment" for information on the long-term notes receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

6. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net and notes receivable:

(In millions)	June 29, 2018	September 29, 2017
Trade and unbilled receivables, gross	$1,004.5	$1,039.2
Allowance for doubtful accounts	(40.3)	(63.1)
Trade and unbilled receivables, net	$964.2	$976.1
Short-term	$933.6	$961.5
Long-term (1)	$30.6	$14.6

Notes receivable	$76.7	$105.2
Short-term (2)	$25.1	$5.0
Long-term (1) (3)	$51.6	$100.2

(1)	Balances are included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Balances are included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.
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
As of June 29, 2018, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables. As of September 29, 2017, the allowance for doubtful accounts included $45.9 million related to short-term trade and unbilled receivables and $17.2 million related to long-term unbilled receivables, which was written off in the first quarter of fiscal year 2018.
See Note 16, "VPT Loans and Investment" for more information on the Company's short-term and long-term notes receivable balances.
7. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Varian Particle Therapy	Total
Balance at September 29, 2017	$170.2	$52.4	$222.6
Business combinations	17.9	—	17.9
Foreign currency translation adjustments	—	(0.6)	(0.6)
Balance at June 29, 2018	$188.1	$51.8	$239.9
See Note 3, "Business Combinations" for more information on the Company's acquisitions in fiscal year 2018.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets:

	June 29, 2018			September 29, 2017
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$115.5	$(70.6)	$44.9	$102.0	$(60.9)	$41.1
Customer contracts and supplier relationship	42.8	(17.6)	25.2	33.9	(14.3)	19.6
Other	5.7	(5.2)	0.5	5.5	(3.4)	2.1
Total intangible with finite lives	164.0	(93.4)	70.6	141.4	(78.6)	62.8
In-process research and development with indefinite lives	8.8	—	8.8	8.8	—	8.8
Total intangible assets	$172.8	$(93.4)	$79.4	$150.2	$(78.6)	$71.6
Amortization expense for intangible assets was $4.8 million and $4.2 million during the three months ended June 29, 2018 and June 30, 2017, respectively, and $15.2 million and $11.5 million during the nine months ended June 29, 2018 and June 30, 2017, respectively.
As of June 29, 2018, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2018	$4.7
2019	16.3
2020	14.0
2021	10.6
2022	9.2
Thereafter	15.8
Total remaining amortization for intangible assets	$70.6
8. BORROWINGS
The following table summarizes the Company's total short-term borrowings:

	June 29, 2018		September 29, 2017
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Sumitomo Credit Facility	$18.2	0.53%	$—	—%
2017 Revolving Credit Facility	—	—%	350.0	2.36%
Total short-term borrowings	$18.2		$350.0

On April 3, 2018, the Company entered into a credit agreement (the "2018 Credit Agreement") with certain lenders and Bank of America, N.A. ("BofA"), as the administrative agent. The 2018 Credit Agreement provides for a five-year revolving credit facility (the "2018 Revolving Credit Facility") in an aggregate principal amount of up to $1.8 billion. The 2018 Revolving Credit Facility also includes a $50.0 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2018 Revolving Credit Facility, the Company has the right to (i) request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

increased commitments and certain other conditions are met. The proceeds of the 2018 Revolving Credit Facility may be used for working capital, capital expenditures, Company share repurchases, permitted acquisitions and other corporate purposes, as well as to satisfy the prior outstanding obligation under the 2017 Revolving Credit Facility.
The 2018 Revolving Credit Facility replaced the 2017 Revolving Credit Facility of $600 million. As of June 29, 2018, the Company did not have an outstanding principal balance on its 2018 Revolving Credit Facility.
Borrowings under the 2018 Revolving Credit Facility accrue interest based on either (i) the Eurodollar Rate plus a margin of 1.000% to 1.375% based on a net leverage ratio involving funded indebtedness and EBITDA, or (ii) a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.000% to 0.375% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2018 Revolving Credit Facility have a contract repayment date of twelve months, or less, and a final maturity of five years if based on the Eurodollar Rate and all overnight borrowings on the base rate would also have a final maturity of five years.
The Company must pay a commitment fee on the unused portion of the 2018 Revolving Credit Facility at a rate from 0.125% to 0.25% based on a net leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the 2018 Revolving Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans.
The 2018 Credit Agreement provides that certain material domestic subsidiaries must guarantee the 2018 Revolving Credit Facility, subject to certain limitations on the amount secured. As of June 29, 2018, no subsidiary guaranties were required to be executed under the 2018 Credit Agreement.
The 2018 Credit Agreement contains provisions that limit the Company's ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions.
The 2018 Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company agreed to maintain a financial covenant which requires a maximum consolidated net leverage ratio. The Company was in compliance with all financial covenants under the 2018 Credit Agreement for all periods within these condensed consolidated financial statements.
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
At June 29, 2018, and September 29, 2017, the Company did not have any outstanding derivatives designated as hedging instruments. Derivatives not designated as hedging instruments were not material for any of the periods presented. See Note 5, "Fair Value" for the valuation of the Company’s derivative instruments. Also, see Note 1, "Summary of Significant Accounting Policies" in the Consolidated Financial Statements in the Company’s 2017 Annual Report for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Condensed Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions in the same currency, with a single net amount payable by one party to the other. As of June 29, 2018, and September 29, 2017, there were no potential effects of rights

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
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
At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of June 29, 2018 and September 29, 2017, the Company did not have any outstanding foreign currency forward contracts designated as cash flow hedges.
During the nine months ended June 29, 2018, the Company recognized an unrealized loss of $0.9 million, in other comprehensive earnings on foreign currency forward contracts designated as cash flow hedges. The Company did not have any foreign currency forward contracts designated as cash flow hedges during the three months ended June 29, 2018 and the three and nine months ended June 30, 2017.
The effect of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings was as follows:

Location and Amount Recognized in Earnings on Cash Flow Hedging Relationships
Nine Months Ended
June 29, 2018
(In millions)	Revenues
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value and cash flow hedges are recorded	$2,117.5

Loss on cash flow hedge relationships:
Foreign currency forward contracts:
Amount of loss reclassified from accumulated other comprehensive loss into earnings	$(0.9)

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
The Company had the following outstanding foreign currency forward contracts relating to balance sheet hedging activities:

	June 29, 2018
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$26.9	$—
Brazilian Real	11.2	—
British Pound	31.4	0.7
Danish Krone	7.8	0.6
Euro	253.5	8.3
Hungarian Forint	2.7	—
Indian Rupee	17.7	—
Japanese Yen	43.0	—
Norwegian Krone	0.5	—
Polish Zloty	12.4	—
Singapore Dollar	—	0.3
South African Rand	8.2	—
Swedish Krona	4.9	—
Swiss Franc	—	38.7
Taiwan Dollar	5.4	—
Thai Baht	6.1	—
Totals	$431.7	$48.6
The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Net Earnings on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings on Derivative Instruments
	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Selling, general and administrative expenses	$25.5	$(9.9)	$13.3	$(2.5)
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Foreign Currency Forward and Option Contracts related to Sirtex
In February 2018, the Company entered into foreign currency forward contracts and a foreign currency option contract to economically hedge its foreign currency exchange rate risk on the consideration to be paid for the anticipated Sirtex acquisition. The foreign currency forward contracts allowed the Company to purchase a notional amount of A$793.0 million for $621.0 million on May 25, 2018. On May 25, 2018, the Company purchased the off-setting foreign currency forward contracts for a notional amount of $596.8 million. Also in February 2018, the Company paid a premium of $5.5 million for a foreign currency option that allowed the Company the right to purchase a notional amount of A$792.0 million for $641.5 million, which expired on May 23, 2018. Since the Company did not acquire Sirtex, the foreign currency option was not exercised.
The foreign currency forward contracts and option contract did not qualify for hedge accounting. As such, changes in the fair value were recognized in acquisition-related expenses on the Condensed Consolidated Statements of Earnings. In the three and nine months ended June 29, 2018, the Company recorded losses of $12.8 million and $24.2 million on the foreign currency forward contracts and $0.5 million and $5.5 million on the foreign currency option contract.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of June 29, 2018, and September 29, 2017, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position in the Company’s outstanding balance sheet hedges.
10. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017
Accrued product warranty, at beginning of period	$41.3	$41.9
Charged to cost of revenues	41.8	29.4
Actual product warranty expenditures	(41.6)	(32.8)
Accrued product warranty, at end of period	$41.5	$38.5
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
The Company also reimburses certain third parties for cleanup activities. The Company spent $0.2 million and $0.2 million (net of amounts borne by third parties) in the three months ended June 29, 2018 and June 30, 2017, respectively, on environmental cleanup costs, third-party claim costs, project management costs and legal costs. The Company spent $0.6 million and $0.5 million (net of amounts borne by third parties) in the nine months ended June 29, 2018 and June 30, 2017, respectively, on such costs.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

With respect to some of these facilities, inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the cleanup sites (“Group A Sites”). Nonetheless, as of June 29, 2018, the Company estimated that, net of third parties’ indemnification obligations, future costs associated with the environmental remediation liabilities for the Group A Sites would range in total from $0.8 million to $5.3 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year to thirty years as of June 29, 2018. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore accrued $0.8 million for these cleanup projects as of June 29, 2018. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
In addition to the Group A Sites, there are other past and present facilities (“Group B Sites”) where the Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of, the governmental agencies having jurisdiction. As of June 29, 2018, the Company estimated that the Company’s future exposure on the Group B Sites, net of third parties’ indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $3.9 million to $18.1 million. The time frames over which these costs are estimated to be incurred vary, ranging from one year to thirty years as of June 29, 2018. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $5.3 million at June 29, 2018. Accordingly, the Company had accrued $4.7 million as of June 29, 2018 for these costs, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $0.8 million accrued for the Group A Sites.
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
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and financial strength of potential third parties and insurance companies the Company believes it has rights to indemnity or reimbursement. The Company has an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental-related expenditures. Receivables, net of the portion due to third parties who reimburse the Company, from that insurer amounted to $1.5 million and $1.6 million at June 29, 2018 and September 29, 2017, respectively, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets. The payable portion to that insurer is included in other long-term liabilities on the Condensed Consolidated Balance Sheets. The Company believes that this receivable is recoverable because it is based on a binding, written settlement agreement with an insurance company who appears to be financially viable and who has paid the Company’s claims in the past.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Restructuring Charges
In the first quarter of fiscal year 2017, the Company offered an enhanced retirement program to its qualifying employees and implemented a workforce reduction (collectively, the "2017 Restructuring Plan"), primarily in its Oncology Systems and VPT segments, to improve operational performance. The Company did not incur any restructuring charges during the three and nine months ended June 29, 2018, respectively, and incurred $3.1 million and $9.4 million in restructuring charges during the three and nine months ended June 30, 2017, respectively. As of June 29, 2018, the Company completed this plan.
The following table provides a summary of changes in the restructuring liability related to the Company's restructuring plans:

(In millions)	September 29, 2017	Restructuring Charges	Cash Payments	June 29, 2018
2017 Restructuring Plan	$3.9	$—	$(3.9)	$—
Total	$3.9	$—	$(3.9)	$—
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
The components of net defined benefit costs were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Defined Benefit Plans
Service cost	$1.6	$1.7	$4.9	$5.2
Interest cost	0.8	0.6	2.4	1.8
Expected return on plan assets	(2.0)	(1.7)	(6.0)	(5.2)
Amortization of prior service cost	(0.1)	(0.1)	(0.4)	(0.2)
Recognized actuarial loss	0.7	1.1	2.1	3.3
Net periodic benefit cost	$1.0	$1.6	$3.0	$4.9
12. INCOME TAXES
The Company’s effective tax rate was 21.2% and 21.1% for the three months ended June 29, 2018 and June 30, 2017, respectively, and 89.2% and 25.7% for the nine months ended June 29, 2018 and June 30, 2017, respectively. The increase in the Company’s effective tax rate for the nine months ended June 29, 2018, compared to the year-ago period, was primarily due to the tax effect of the Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. The Company’s effective tax rate for the nine months ended June 30, 2017 was also high due to the impairment of the CPTC loans in December 2016, which were made by one of the Company's Swiss subsidiaries, which has a low tax rate, and a significant portion of the expense associated with the allowance for doubtful accounts recorded in the period being attributable to one of the Company's German subsidiaries which has a full valuation allowance.
The Act was signed into law on December 22, 2017. Among other changes, the Act reduces the U.S. corporate tax rate from 35% to 21%, and imposes a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. U.S. GAAP generally requires that the tax effect of a change in tax laws or rates be accounted for in the period of enactment.
The reduction in the U.S. corporate tax rate was effective January 1, 2018. As the Company has a September fiscal year end, the lower corporate tax rate will be phased in, resulting in a U.S. corporate rate of approximately 24.6% for the Company's fiscal year ending September 28, 2018, and 21% for subsequent fiscal years. The reduction in the rate requires the Company to re-

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

measure its net deferred tax assets that were originally recorded assuming a future tax benefit at the 35% rate. Because the rate change is phased in, a portion of the tax impact was included in the period of enactment and a portion is included gradually during the year of enactment. During the three and nine months ended June 29, 2018, the Company recorded a provisional tax expense of $1.6 million and $41.8 million, respectively, related to re-measuring its net deferred tax assets as a result of the rate reduction.
As part of the transition to a modified territorial system, the Act imposes a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. The Company recorded a provisional discrete tax expense related to the one-time transition tax of $173.1 million during the nine months ended June 29, 2018 and none in the three months ended June 29, 2018. The Company intends to elect to pay this tax over the eight-year period allowed for in the Act. The transition to a modified territorial regime and the one-time transition tax on unremitted earnings has also caused the Company to re-evaluate its intentions with respect to the unremitted earnings of foreign subsidiaries. In the past, the Company did not accrue U.S. taxes on certain undistributed profits of certain foreign subsidiaries because the earnings were considered to be indefinitely reinvested. In light of the changes to the taxation of foreign earnings in the Act, the Company no longer considers the earnings of its foreign subsidiaries to be indefinitely reinvested.
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
The Company adopted the FASB guidance related to employee share-based payments in the first quarter of fiscal year 2018. Among other changes, this standard changes the treatment of the tax effect of the excess stock deduction. For a share-based compensation instrument, the excess stock deduction is the difference between the amount of the deduction for taxable income and the amount of expense in the financial statements related to that instrument. Under the prior standard, the tax effect of the excess stock deduction related to share-based compensation was recorded to additional paid-in capital in the equity section on the Condensed Consolidated Balance Sheets. Under the new standard, the tax effect of the excess stock deduction related to share-based compensation is recorded as a discrete item to Taxes on Earnings in the Condensed Consolidated Statements of Earnings. For the three and nine months ended June 29, 2018, the Company recorded a discrete tax benefit of $0.3 million and $6.5 million, respectively, related to excess stock deduction activity. The Company expects that the new standard may cause its effective tax rate to be less predictable and more volatile going forward.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits increased by $5.6 million during the nine months ended June 29, 2018, primarily due to the impact of the Act on the Company's unrecognized tax benefits. The impact of this increase in tax expense is included in the amount of the provisional discrete expense related to the one-time transition tax above. In addition, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statute of limitations in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase (“ASR”) programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of June 29, 2018, approximately 4.1 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Number of shares	0.3	0.5	1.1	3.0
Average repurchase price per share	$120.59	$93.45	$112.25	$89.68
Total cost	$39.2	$46.8	$131.9	$269.1
Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 29, 2017	$(44.1)	$—	$(24.7)	$(68.8)
Other comprehensive earnings (loss) before reclassifications	—	(0.9)	(3.0)	(3.9)
Amounts reclassified out of other comprehensive earnings (loss)	1.3	0.9	—	2.2
Tax expense	(0.2)	—	—	(0.2)
Balance at June 29, 2018	$(43.0)	$—	$(27.7)	$(70.7)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(63.3)	$(37.5)	$(100.8)
Other comprehensive loss before reclassifications	—	4.5	4.5
Amounts reclassified out of other comprehensive earnings (loss)	2.8	—	2.8
Tax expense	(0.5)	—	(0.5)
Balance at June 30, 2017	$(61.0)	$(33.0)	$(94.0)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified out of other comprehensive earnings (loss) into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Comprehensive Earnings Components	Loss Before Taxes		Loss Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.4)	$(0.9)	$(1.3)	$(2.8)	Cost of revenues & Operating expenses
Unrealized loss on cash flow hedging instruments	—	—	(0.9)	—	Revenues
Total amounts reclassified out of other comprehensive earnings (loss)	$(0.4)	$(0.9)	$(2.2)	$(2.8)

Noncontrolling Interests
In connection with the Distribution of Varex in January 2017, the Company's redeemable noncontrolling interests relating to MeVis Medical Solutions AG ("MeVis") were transferred to Varex.
Changes in noncontrolling interests and redeemable noncontrolling interests relating to MeVis and other subsidiaries of the Company were as follows:

	Nine Months Ended
	June 29, 2018	June 30, 2017
(In millions)	Noncontrolling Interests	Noncontrolling Interests	Redeemable Noncontrolling Interests
Beginning of Period	$4.3	$3.7	$10.3
Net earnings attributable to noncontrolling interests	—	0.6	0.1
Transfer of redeemable noncontrolling interests in MeVis to Varex	—	—	(10.3)
Other	—	—	(0.1)
End of Period	$4.3	$4.3	$—
14. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Cost of revenues - Product	$0.8	$0.7	$2.3	$2.3
Cost of revenues - Service	1.1	1.0	3.1	3.1
Research and development	1.2	1.3	3.6	3.9
Selling, general and administrative	10.2	6.1	25.5	21.4
Total share-based compensation expense	$13.3	$9.1	$34.5	$30.7
Income tax benefit for share-based compensation	$(3.0)	$(2.7)	$(7.7)	$(9.1)
The Company adopted new accounting guidance in the first quarter of 2018 where it elected to change its accounting policy to account for forfeitures as they occur rather than estimating expected forfeitures. Share-based compensation expense for the three and nine months ended June 30, 2017 was recorded net of estimated forfeitures. See Note 1, "Summary of Significant Accounting Policies" for further information.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Employee Stock Option Plans
Expected term (in years)	3.85	3.99	3.83	3.99
Risk-free interest rate	2.8%	1.6%	2.2%	1.7%
Expected volatility	21.0%	17.6%	19.0%	21.3%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$24.93	$15.93	$20.82	$16.11
The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	2.0%	1.0%	1.6%	0.7%
Expected volatility	32.9%	18.2%	25.2%	20.3%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$28.41	$18.42	$24.56	$18.92
A summary of share-based awards available for grant is as follows:

(In millions)	Shares Available for Grant
Balance at September 29, 2017	2.5
Authorized (1)	6.0
Granted	(1.8)
Cancelled or expired	0.4
Balance at June 29, 2018	7.1

(1)
On February 8, 2018, the Company's stockholders approved its Fifth Amended and Restated 2005 Omnibus Stock Plan ("2005 Plan") to increase the number of shares authorized for issuance by 6.0 million shares.

For purposes of the total number of shares available for grant under the 2005 Plan, any shares subject to awards of stock options and stock appreciation rights are counted against the share reserve limit as one share for every one share subject to the award. Awards other than stock options and stock appreciation rights are counted against the share reserve limit as 2.6 shares for every one share awarded on or after February 9, 2012. The shares reserve limit is further adjusted to reflect a maximum payout that could be issued for each performance grant. The maximum payouts that could be issued for each performance grant are 2.0 shares for fiscal year 2018 grants, 1.75 shares for fiscal years 2017 and 2016 grants, and 2.0 shares for fiscal year 2015 grants. All awards may be subject to restrictions on transferability and continued employment as determined by the Compensation and Management Development Committee.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 29, 2017	2.3	$74.08
Granted	0.6	111.57
Cancelled or expired (2)	—	81.43
Exercised	(0.6)	70.97
Balance at June 29, 2018	2.3	$85.33	4.9	$66.4

Exercisable at June 29, 2018	1.2	$74.00	3.9	$46.0

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $113.72 as of June 29, 2018, the last trading date of the third quarter of fiscal year 2018, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

(2)	The cancelled and expired shares were not material for disclosure.
As of June 29, 2018, there was $15.8 million of total unrecognized compensation expense related to stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 29, 2017	0.9	$75.37
Granted	0.3	111.93
Vested	(0.3)	76.61
Cancelled or expired	(0.1)	86.13
Balance at June 29, 2018	0.8	$88.79
As of June 29, 2018, unrecognized compensation expense totaling $40.2 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.9 years.

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
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net earnings from continuing operations	$72.5	$69.9	$33.5	$147.4
Less: Net (loss) earnings from continuing operations attributable to noncontrolling interests	(0.1)	0.2	—	0.6
Net earnings from continuing operations attributable to Varian	$72.6	$69.7	$33.5	$146.8

Net loss from discontinued operations	$—	$—	$—	$(6.8)
Less: Net earnings from discontinued operations attributable to noncontrolling interests	—	—	—	0.1
Net loss from discontinued operations attributable to Varian	$—	$—	$—	$(6.9)
Net earnings attributable to Varian	$72.6	$69.7	$33.5	$139.9

Weighted average shares outstanding - basic	91.5	91.7	91.6	92.7
Dilutive effect of potential common shares	1.0	0.7	1.0	0.8
Weighted average shares outstanding - diluted	92.5	92.4	92.6	93.5

Net earnings (loss) per share attributable to Varian - basic
Continuing operations	$0.79	$0.76	$0.37	$1.58
Discontinued operations	—	—	—	(0.08)
Net earnings per share - basic	$0.79	$0.76	$0.37	$1.50

Net earnings (loss) per share attributable to Varian - diluted
Continuing operations	$0.79	$0.75	$0.36	$1.57
Discontinued operations	—	—	—	(0.07)
Net earnings per share - diluted	$0.79	$0.75	$0.36	$1.50
Anti-dilutive employee share-based awards, excluded	0.7	0.1	0.7	0.5
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

16. VPT LOANS AND INVESTMENT
In limited cases, the Company participates, along with other investors and at market terms, in the financing of proton therapy centers. Over time, the Company has divested some of its investments, including investments in CPTC, NYPC and DRTC.
The following table lists the Company's outstanding loans and investments, including accrued interest, and commitments for funding development, construction and operations of various proton therapy centers:

	June 29, 2018		September 29, 2017
(In millions)	Balance	Commitment	Balance	Commitment
Notes receivable and secured debt:
MPTC loans (1)	$47.9	$—	$67.4	$—
RPTC senior secured debt (2)	25.1	—	25.4	—
NYPC loan (3)	27.1	—	24.6	—
PI loan (3)	1.6	—	3.1	—
CPTC DIP loan (3)	—	—	5.1	2.2
	$101.7	$—	$125.6	$2.2
Available-for-sale Securities:
APTC securities (2)	$6.3	$—	$—	$—
GPTC securities (3)	4.6	11.8	4.4	11.8
Original CPTC loans (3)	—	—	47.4	—
DRTC securities (3)	—	—	8.3	—
	$10.9	$11.8	$60.1	$11.8

CPTC Loans and Investment:
Short-term revolving loan (2)	$3.1	$4.1	$—	$—
Term loan (3)	44.0	—	—	—
Equity investment in CPTC (3)	5.2	—	—	—
	$52.3	$4.1	$—	$—

(1)
Includes $22.9 million and $42.4 million in other assets at June 29, 2018 and September 29, 2017, respectively, and $25.0 million in prepaid and other current assets at June 29, 2018 and other assets at September 29, 2017 on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.
Alabama Proton Therapy Center ("APTC") Securities
In December 2017, the Company purchased $6.0 million in Subordinate Revenue Bonds from the Public Finance Authority, which financed the APTC. The Subordinate Revenue Bonds carry an interest rate of 8.5% and pay interest semi-annually. The Company is scheduled, based upon the terms, to start receiving annual principal payments on the Subordinate Revenue Bonds beginning on November 1, 2022. The Subordinate Revenue Bonds will mature on October 1, 2047.
Rinecker Proton Therapy Center ("RPTC") Senior Secured Debt
In July 2017, the Company purchased the outstanding senior secured debt related to the RPTC in Munich, Germany for 21.5 million Euros or $24.5 million. By purchasing the senior secured debt, the Company has a right to 89 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced, and the Company expects the insolvency proceedings to be finalized within the next twelve months. Upon finalization of bankruptcy proceedings, the Company believes it is probable it will recover the outstanding senior secured debt balance and trade accounts receivable, net.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

At both June 29, 2018, and September 29, 2017, the Company had $4.5 million, in trade receivables, net for RPTC, which does not include any unbilled receivables.
Georgia Proton Treatment Center ("GPTC") Security
In July 2017, the Company committed to purchase up to $16.1 million in Senior Capital Appreciation Bonds ("Senior Bonds") from the Atlanta Development Authority, which financed the GPTC. In July 2017, the Company purchased $4.3 million of the Senior Bonds that carry an interest rate of 8.0% per annum with interest accruing up to the principal amount of $6.6 million until January 1, 2023 and then will pay cash interest semi-annually. The Company purchased the remaining $11.8 million of the commitment in July 2018 with similar terms to the first tranche. The Company is scheduled, based upon the original terms, to start receiving annual principal payments on the Senior Bonds beginning on January 1, 2024. The Senior Bonds will mature on January 1, 2028.
In addition to the outstanding loan, the Company had $12.1 million as of June 29, 2018 in trade and unbilled receivables, which included $11.9 million in unbilled receivables from GPTC. The Company did not have any trade and unbilled receivables as of September 29, 2017 from GPTC.
Delray Radiation Therapy Center ("DRTC") Securities and Loan
In April 2017, the Company purchased $8.0 million in Subordinate Bonds from the Public Finance Authority, which financed the DRTC. The Subordinate Bonds carried an interest rate of 8.5% and paid interest semi-annually. In January 2018, the Company sold all of its Subordinate Bonds for $8.5 million, which included accrued interest.
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
In addition to the outstanding loan, as of June 29, 2018, the Company had $19.6 million of unbilled receivables and as of September 29, 2017, the Company had $13.3 million in trade and unbilled receivables, which included $1.3 million in unbilled receivables from NYPC.
Maryland Proton Treatment Center ("MPTC") Loans
In May 2015, the Company committed to loan up to $35.0 million to MPTC. The Company completed its funding requirements per the loan agreement in the first quarter of fiscal year 2017. The Company's lending is in the form of a subordinated loan that is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the loan accrues at 12.0%. In the three and nine months ended fiscal year 2018, the Company recorded impairment charges of $11.0 million and $22.1 million, respectively, on its MPTC subordinated loan, which included accrued interest, due to the expected difference in value between the loan currently held by the Company and the value of the security to be issued to the Company in exchange as part of the refinancing expected in the fourth quarter of fiscal year 2018.
In addition, the Company had previously entered into an agreement with MPTC to supply it with a proton system, which included a deferral of up to $25.0 million of equipment payments when triggered by achievement of delivery milestones under the contract. As of June 29, 2018, the Company has recorded $25.0 million as a notes receivable related to this deferred payment arrangement. The notes receivable is due September 30, 2018.
As of June 29, 2018, and September 29, 2017, the Company had zero net trade and unbilled receivables from MPTC.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of June 29, 2018, the Company has funded $3.1 million.
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
Considering Original CPTC’s financial difficulties, the modification of the original terms of the Former Loans, and the Lenders agreement to grant a concession on the Original CPTC Loans, the Company classified the transaction above as a troubled debt restructuring (“TDR”). The Company does not have any unamortized fees from the Former Loans and any prepayment penalties. As a result, the cost basis and fair value of the Company's outstanding Term Loan as of June 29, 2018 is $53.5 million, which approximates the carrying value of the Former Loans prior to the TDR.
The Company, using a discounted cash flow approach, determined that the fair value of CPTC's equity as of Closing Date is $20.1 million. The Company's 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received was in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, the Company recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income or loss of CPTC on a quarter lag basis. The Company recorded a loss from its equity investment in CPTC of $3.4 million and $4.3 million in the three and nine months ended June 29, 2018, respectively, in selling, general and administrative expenses on the Condensed Consolidated Statements of Earnings.
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
The following table summarizes select operating results information for each reportable segment:

	Three Months Ended		Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenues
Oncology Systems	$667.2	$564.4	$2,014.6	$1,767.5
Varian Particle Therapy	41.9	68.4	102.9	130.0
Total Company	$709.1	$632.8	$2,117.5	$1,897.5
Operating Earnings
Oncology Systems	$125.6	$104.3	$406.9	$343.3
Varian Particle Therapy	(10.1)	(12.4)	(42.8)	(82.5)
Total reportable segments	115.5	91.9	364.1	260.8
Unallocated corporate	(24.0)	(3.4)	(56.9)	(64.8)
Total Company	$91.5	$88.5	$307.2	$196.0

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

Total Revenues by product type	Three Months Ended June 29, 2018			Nine Months Ended June 29, 2018
(In millions)	Oncology Systems	Varian Particle Therapy	Total	Oncology Systems	Varian Particle Therapy	Total
Hardware	$276.5	$38.1	$314.6	$881.2	$95.5	$976.7
Software (1)	125.1	—	125.1	366.9	—	366.9
Service	265.6	3.8	269.4	766.5	7.4	773.9
Total Revenues	$667.2	$41.9	$709.1	$2,014.6	$102.9	$2,117.5

(1)	Includes software support agreements that are recorded in revenues from service in the Condensed Consolidated Statements of Earnings.

Total Revenues by product type	Three Months Ended June 30, 2017			Nine Months Ended June 30, 2017
(In millions)	Oncology Systems	Varian Particle Therapy	Total	Oncology Systems	Varian Particle Therapy	Total
Hardware	$214.9	$66.5	$281.4	$736.0	$123.4	$859.4
Software (1)	110.4	—	110.4	342.8	—	342.8
Service	239.1	1.9	241.0	688.7	6.6	695.3
Total Revenues	$564.4	$68.4	$632.8	$1,767.5	$130.0	$1,897.5

(1)	Includes software support agreements that are recorded in revenues from service in the Condensed Consolidated Statements of Earnings.

Total Revenues by geographical region	Three Months Ended June 29, 2018			Nine Months Ended June 29, 2018
(In millions)	Oncology Systems	Varian Particle Therapy	Total	Oncology Systems	Varian Particle Therapy	Total
Americas	$323.2	$19.4	$342.6	$981.8	$57.7	$1,039.5
EMEA	208.5	21.2	229.7	633.2	43.3	676.5
APAC	135.5	1.3	136.8	399.6	1.9	401.5
Total Revenues	$667.2	$41.9	$709.1	$2,014.6	$102.9	$2,117.5

North America	$298.7	$19.4	$318.1	$924.6	$57.7	$982.3
International	368.5	22.5	391.0	1,090.0	45.2	1,135.2
Total Revenues	$667.2	$41.9	$709.1	$2,014.6	$102.9	$2,117.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Total Revenues by geographical region	Three Months Ended June 30, 2017			Nine Months Ended June 30, 2017
(In millions)	Oncology Systems	Varian Particle Therapy	Total	Oncology Systems	Varian Particle Therapy	Total
Americas	$286.9	$49.4	$336.3	$909.7	$66.4	$976.1
EMEA	157.6	11.9	169.5	494.1	44.7	538.8
APAC	119.9	7.1	127.0	363.7	18.9	382.6
Total Revenues	$564.4	$68.4	$632.8	$1,767.5	$130.0	$1,897.5

North America	$274.7	$49.4	$324.1	$859.4	$66.4	$925.8
International	289.7	19.0	308.7	908.1	63.6	971.7
Total Revenues	$564.4	$68.4	$632.8	$1,767.5	$130.0	$1,897.5

Timing of revenue recognition	Three Months Ended June 29, 2018			Nine Months Ended June 29, 2018
(In millions)	Products transferred at a point in time	Products and Services transferred over time	Total	Products transferred at a point in time	Products and Services transferred over time	Total
Oncology Systems	$326.9	$340.3	$667.2	$1,028.9	$985.7	$2,014.6
Varian Particle Therapy	—	41.9	41.9	—	102.9	102.9
Total Revenues	$326.9	$382.2	$709.1	$1,028.9	$1,088.6	$2,117.5

Timing of revenue recognition	Three Months Ended June 30, 2017			Nine Months Ended June 30, 2017
(In millions)	Products Transferred at a Point in Time	Products and Services Transferred Over Time	Total	Products Transferred at a Point in Time	Products and Services Transferred Over Time	Total
Oncology Systems	$253.7	$310.7	$564.4	$870.9	$896.6	$1,767.5
Varian Particle Therapy	—	68.4	68.4	—	130.0	130.0
Total Revenues	$253.7	$379.1	$632.8	$870.9	$1,026.6	$1,897.5
18. SUBSEQUENT EVENTS

Acquisition. On July 31, 2018, the Company acquired a business focused on surface guided radiation therapy solutions, for approximately $50 million plus an earnout. The initial purchase accounting for this transaction was not yet complete at the filing of this Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries as of June 29, 2018, and the related condensed consolidated statements of earnings and of comprehensive earnings for the three-month and nine-month periods ended June 29, 2018 and June 30, 2017 and the condensed consolidated statements of cash flows for the nine-month periods ended June 29, 2018 and June 30, 2017. These interim financial statements are the responsibility of the Company’s management.

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
August 7, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: growth strategies; industry or market segment outlook; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, and proton therapy; growth drivers; future orders, revenues, operating expenses, tax rate, cash flows, backlog, earnings growth or other financial results; the estimated charges relating to the anticipated refinancing of the Maryland Proton Treatment Center loan; potential tariffs or a global trade war; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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
Change in Gross Orders Policy. In the first quarter of fiscal year 2018, we decided to retroactively change our policy on how we record services gross orders. Under the new policy, services gross orders do not include changes in deferred services revenue. We made the change to more accurately reflect the operational performance of the services business and to eliminate variations in orders reporting due to the timing of services billings. This policy change also impacts backlog, which no longer reflects the deferred revenue related to purchasable services. These changes only impact the Oncology Systems gross orders. All prior periods' gross orders and backlog have been recast to reflect this policy change.

Distribution. On January 28, 2017 (the "Distribution Date"), we completed the separation and distribution (the "Distribution") of Varex Imaging Corporation ("Varex"), our former Imaging Components business segment. The historical financial position and results of operations of the Imaging Components business and costs relating to the Distribution are reported in the condensed consolidated financial statements as discontinued operations for all the periods presented. Unless otherwise noted, the financial information herein has been recast to reflect the effect of the Distribution. The Condensed Consolidated Statements of Comprehensive Earnings and the Statements of Cash Flows have not been recast to reflect the effect of the Distribution. See Note 2, "Discontinued Operations" of the Notes to the condensed consolidated financial statements, for additional information.
Sirtex Medical Limited. On January 30, 2018, we signed an agreement to acquire Sirtex Medical Limited ("Sirtex"), an Australian company that is listed on the Australian Securities Exchange, for A$28 per share or approximately A$1.6 billion. On May 4, 2018, Sirtex received an unsolicited non-binding, indicative and conditional proposal from CDH Investments ("CDH"), a China-based alternative asset manager, for the acquisition of all of the issued shares in Sirtex for A$33.60 per share. On June 14, 2018, we received notification from Sirtex that it had accepted the proposal from CDH and consequently, Sirtex terminated its agreement with us and we received a net $9.0 million breakup fee from Sirtex.
Acquisitions. During the first nine months of fiscal year 2018, we acquired two privately-held software companies and a distributor of radiotherapy equipment, for an aggregate purchase price of $58.7 million. The purchase price of all three acquisitions primarily consisted of $22.8 million in finite-lived intangible assets and $17.9 million in goodwill. We have integrated these three acquisitions into our Oncology Systems reporting unit.
Acquisition-related expenses. During the three and nine months ended June 29, 2018, we incurred acquisition-related expenses of $12.7 million and $33.9 million, respectively, which includes losses related to hedging the anticipated Australian dollar purchase price for Sirtex, as well as acquisition costs, partially offset by a net $9.0 million breakup fee received from Sirtex in connection with the termination of the acquisition.
2018 Revolving Credit Facility. On April 3, 2018, we entered into a credit agreement (the "2018 Credit Agreement") with certain lenders and Bank of America, N.A. ("BofA"), as the administrative agent. The 2018 Credit Agreement provides for a five-year revolving credit facility (the "2018 Revolving Credit Facility") in an aggregate principal amount of up to $1.8 billion. The 2018 Revolving Credit Facility also includes a $50.0 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. The proceeds of the 2018 Revolving Credit Facility may be used for working capital, capital expenditures, our share repurchases, permitted acquisitions and other corporate purposes, as well as to satisfy the prior outstanding obligation under the 2017 Revolving Credit Facility. As of June 29, 2018, we did not have an outstanding principal balance on our 2018 Revolving Credit Facility. See, Liquidity and Capital Resources, herein for more information.

Tariff Measures. On July 6, 2018, the Trump Administration imposed 25% tariffs on a variety of imports from China, including Varian radiotherapy systems manufactured in China and certain components we import into the U.S. for our manufacturing and service activities. The Administration has also proposed two additional lists of products from China on which to impose tariffs; the first of these proposed lists involves 25% tariffs and the second involves 10% tariffs. We expect our imports into the U.S. to be impacted less by these two proposed tariff lists than by the tariff list that was already imposed.

China has responded to the new and proposed U.S. tariffs by announcing two lists of products from the U.S. that are or, may in the future, be subject to new tariffs upon import to China. One round of Chinese retaliatory tariffs went into effect on July 6, 2018. Our products are not impacted by these tariffs. Our exports to China are, however, impacted by the second Chinese list, which has not taken effect yet. Any tariffs imposed by the United States and China that include Varian technology could increase the cost of our products and adversely impact the competitiveness of our products and our operational results in the future.

In addition to conversations with the Administration, we are participating in the Office of the U.S. Trade Representative (USTR) process to consider product-specific exclusions from these tariffs. While we are uncertain of the outcome of these exclusion discussions, if we are successful, certain Varian products could be provided retroactive relief from these tariffs to the date of their enactment. In addition, we will continue to evaluate our global supply chain in light of the long-term uncertainty of these tariff measures.
Financial Information. Total revenues increased 12%, gross margin percentage increased 2.2%, the effective tax rate was flat, net earnings from continuing operations increased 4%, and net earnings from continuing operations per diluted share increased 4%, in the three months ended June 29, 2018, compared to the year-ago period.

Gross orders increased 11% in Oncology Systems in the three months ended June 29, 2018, compared to the year-ago period. Our total backlog at June 29, 2018 was 5% higher compared to June 30, 2017.
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
Currency fluctuations had a $15.5 million and $15.4 million favorable impact on total revenues and Oncology Systems gross orders, respectively, for the three months ended June 29, 2018, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.

The Tax Cuts and Jobs Act (the "Act") was signed into U.S. law on December 22, 2017. Two provisions of the new law had an immediate impact.

First, the U.S. corporate tax rate was reduced from 35% to 21%. This rate reduction required us to re-measure our net deferred tax assets, which were originally recorded assuming a future tax benefit at the 35% rate. We estimate that the total impact of this re-measurement of our net deferred tax assets will be about $45.1 million. During the three and nine months ended June 29, 2018, we recorded a provisional tax expense of $1.6 million and $41.8 million, respectively, related to re-measuring our net deferred tax assets as a result of the rate reduction. As we have a September fiscal year end, the change to the lower corporate tax rate will be phased in. As a result of this phase in, the remainder, or about $3.3 million, will be charged to income tax expense over the balance of fiscal year 2018.
Second, as part of the transition to a modified territorial system, the Act imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. We recorded a provisional discrete tax expense related to the one-time transition tax of $173.1 million during the nine months ended June 29, 2018, and none during the three months ended June 29, 2018. We intend to elect to pay this tax over an eight-year period.
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

The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the Affordable Care Act, the medical device tax, and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue in future fiscal years. We believe this uncertainty could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability. Given all the dynamic elements affecting this market, as outlined above, we believe the North America market will continue to grow in the low to mid-single digit range.
In the radiation oncology markets outside of North America, we expect the EMEA market to grow over the long term with varying growth rates across the region. In APAC, we expect China to lead longer-term regional growth, with slower growth in the Japanese market. Latin America is currently experiencing volatility; however, our long-term outlook is cautiously optimistic. Overall, we believe the global radiation oncology market can grow over the long term, in constant currencies, in the low to mid-single-digit range.
In the three months ended June 29, 2018, Oncology Systems revenues increased 18% and gross margin percentage increased by 0.3 percentage points compared to the year-ago period.
In the three months ended June 29, 2018, Oncology Systems gross orders increased 11%, compared to the year-ago period, primarily due to an increase in gross orders of 13% from our international regions and an increase of 9% from our North America region. On a constant currency basis, Oncology Systems gross orders and international gross orders both increased by 9% in the three months ended June 29, 2018, compared to the year-ago period.
Varian Particle Therapy. Our VPT business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer.
In the three months ended June 29, 2018, VPT revenues decreased $26.5 million and gross orders decreased $118.8 million compared to the year-ago period.
In the three months ended June 29, 2018, we recorded an $11.0 million impairment charge on our Maryland Proton Treatment Center ("MPTC') subordinated loan due to the expected difference in value between the loan currently held by us and the value of the security to be issued to us in exchange as part of the refinancing expected in the fourth quarter of fiscal year 2018.
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

In addition, the Lenders have committed to lend up to $15.0 million in Revolving Loans. Our share of the funding commitment from the Revolving Loan is $7.2 million and as of June 29, 2018, we have funded $3.1 million. The Revolving Loan accrues paid-in-kind interest at 10% per annum and has a maturity date one year from the Closing Date.

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

Considering Original CPTC’s financial difficulties, the modification of the original terms of the Former Loans, and the Lenders agreement to grant a concession on the Original CPTC Loans, we classified this transaction as a troubled debt restructuring (“TDR”). We did not have any unamortized fees from the Former Loans and any prepayment penalties. As a result, the cost basis and fair value of our outstanding term loan as of June 29, 2018 to CPTC is $53.5 million, which approximates the carrying value of the Former Loans prior to TDR.

We used a discounted cash flow approach and determined the fair value of CPTC's equity as of Closing Date was $20.1 million. Our 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received was in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, we recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC is accounted for under the equity method of accounting and we account for our equity method share of the income or loss of CPTC on a quarter lag basis. We recorded a loss of $3.4 million in the three months ended June 29, 2018 in selling, general and administrative expenses on the Condensed Consolidated Statements of Earnings.
As of June 29, 2018, we had a total of $56.6 million in loans outstanding to CPTC and $112.6 million carrying value of loans outstanding to VPT customers, including accrued interest, available-for-sale securities, notes receivable and short-term senior secured debt. See Note 16, "VPT Loans and Investment" of the Notes to the Condensed Consolidated Financial Statements for further information.
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 29, 2017 (the “2017 Annual Report”), as well as the information contained under Part I, Item 1A "Risk Factors" of the 2017 Annual Report and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q and our Quarterly Report for the quarter ended March 30, 2018, and other information provided from time to time in our other filings with the SEC.
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
Share-based Compensation Expense
We grant our employees restricted stock units, stock options, performance units and performance options, permit employees to purchase shares under the VMS employee stock purchase plan and grant our directors restricted stock units. We value our stock options and performance options granted and the option component of the shares of VMS common stock purchased under the employee stock purchase plan using the Black-Scholes option-pricing model. We value our performance units that were granted prior to fiscal year 2018, which contain a market condition, using the Monte Carlo simulation model. The determination of fair value of share-based payment awards on the date of grant under both the Black-Scholes option-pricing model and the Monte Carlo simulation model is affected by VMS’s stock price, as well as the input of other subjective assumptions, including the expected terms of share-based awards and the expected price volatilities of shares of VMS common stock and peer companies that are used to assess certain performance targets over the expected term of the awards, and the expected dividend yield of shares of VMS common stock. For performance units granted in fiscal year 2018, we value them at fair market value and adjust the value according to the contingent market condition as specified in the terms and conditions of those awards.
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
Impairment of Investments and Notes Receivable
We recognize an impairment charge when the declines in the fair values of our available-for-sale investments below their cost basis are determined to be other than temporary impairments (“OTTI”). We monitor our available-for-sale investments for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intention to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. We assess the fair value of our available-for-sale securities, which are classified in the level 3 fair value hierarchy based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks associated with the loans, as well as underlying cash flow assumptions. As of June 29, 2018, we did not have any available-for-sale investments classified as level 3 in the fair value hierarchy. As of September 29, 2017, we had $47.4 million, which comprised of the fair value our Original CPTC Loans, of available-for-sale investments classified as level 3 in the fair value hierarchy. See Note 5, "Fair Value" and Note 16, "VPT Loans and Investment" of the Notes to the Condensed Consolidated Financial Statements.
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
We have two reporting units: (i) Oncology Systems and (ii) VPT, with $188.1 million and $51.8 million in goodwill, respectively, as of June 29, 2018. Based upon the most recent annual goodwill analysis during the fourth quarter of fiscal year 2017, VPT's fair value was 21% in excess of its carrying value, and we believe each of the assumptions used to calculate VPT’s fair value to be reasonable. However, VPT could be at risk for goodwill impairment because adjustments to revenue growth rates, operating margins, WACC and/or our working capital used in the fair value calculation could lead to an impairment.
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
Valuation of Derivative Instruments
We use foreign currency forward contracts to reduce the effects of currency rate fluctuations on sales transactions denominated in foreign currencies and on net monetary assets and liabilities denominated in foreign currencies. These foreign currency forward contracts are derivative instruments and are measured at fair value. There are three levels of inputs that may be used to measure fair value (see Note 5, "Fair Value" of the Notes to the Consolidated Financial Statements). The fair value of foreign currency forward contracts is calculated primarily using Level 2 inputs, which include currency spot and forward rates, interest rate and credit or non-performance risk. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from our major trading banks. The forward point values for each currency and the London Interbank Offered Rate (“LIBOR”) to discount assets and liabilities are interpolated from commonly quoted broker services. One-year credit default swap spreads of the counterparty at the measurement date are used to adjust derivative assets, all of which mature in 13 months or less, for non-performance risk. We are required to adjust derivative liabilities to reflect the potential non-performance risk to lenders based on our incremental borrowing rate. Each contract is individually adjusted using the counterparty credit default swap rates (for net assets) or our borrowing rate (for net liabilities). The use of Level 2 inputs in determining fair values requires certain management judgment and subjectivity. Changes to these Level 2 inputs could have a material impact on the valuation of our derivative instruments. There were no transfers of assets or liabilities between fair value measurement levels during the nine months ended of fiscal years 2018 and 2017.
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
Generally, the carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable earnings in the applicable tax jurisdictions to utilize these deferred tax assets. Should we conclude it is more likely than not that we will be unable to recover our deferred tax assets in these tax jurisdictions, we would increase our valuation allowance and our tax provision would increase in the period in which we make such a determination. The Act was signed into law on December 22, 2017. Among other changes, the Act reduces the U.S. corporate tax rate from 35% to 21%. The reduction in the rate required us to re-measure our net deferred tax assets that were originally recorded assuming a future tax benefit at the 35% rate. During the three and nine months ended June 29, 2018, we recorded a provisional tax expense of $1.6 million and $41.8 million, respectively, related to re-measuring our net deferred tax assets as a result of the rate reduction.
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
As part of the transition to a modified territorial system, the Act imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. We recorded a $173.1 million provisional discrete tax expense related to the one-time transition tax during the nine months ended June 29, 2018 and none during the three months ended June 29, 2018. We intend to elect to pay this tax over an eight-year period. We intend to elect to pay this tax over an eight-year period. The transition to a modified territorial regime and the one-time transition tax on unremitted earnings has caused us to re-evaluate our intentions with respect to the unremitted earnings of our foreign subsidiaries. In the past, we did not accrue U.S. taxes on certain undistributed profits of certain foreign subsidiaries because the earnings were considered to be indefinitely reinvested. In light of the changes to the taxation of foreign earnings in the Act, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested.
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

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2018 is the 52-week period ending September 28, 2018, and fiscal year 2017 was the 52-week period that ended on September 29, 2017. The fiscal quarters ended June 29, 2018 and June 30, 2017 were both 13-week periods.
Discussion of Results of Operations for the Three and Nine Months Ended June 29, 2018 Compared to the Three and Nine Months Ended June 30, 2017
Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	June 29, 2018	June 30, 2017	Percent Change
Product	$365.0	$320.2	14%	$1,124.4	$994.3	13%
Service	344.1	312.6	10%	993.1	903.2	10%
Total Revenues	$709.1	$632.8	12%	$2,117.5	$1,897.5	12%
Product as a percentage of total revenues	51%	51%		53%	52%
Service as a percentage of total revenues	49%	49%		47%	48%
Total product and service revenues increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems, partially offset by a decrease in product revenues from VPT.

Revenues by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	Constant Currency (1)	June 29, 2018	June 30, 2017	Percent Change	Constant Currency (1)
Americas	$342.6	$336.3	2%	2%	$1,039.5	$976.1	7%	6%
EMEA	229.7	169.5	35%	28%	676.5	538.8	26%	16%
APAC	136.8	127.0	8%	6%	401.5	382.6	5%	4%
Total Revenues	$709.1	$632.8	12%	10%	$2,117.5	$1,897.5	12%	9%

North America	$318.1	$324.1	(2)%	(2)%	$982.3	$925.8	6%	6%
International (2)	391.0	308.7	27%	22%	1,135.2	971.7	17%	11%
Total Revenues	$709.1	$632.8	12%	10%	$2,117.5	$1,897.5	12%	9%
North America as a percentage of total revenues	46%	51%			46%	49%
International as a percentage of total revenues	54%	49%			54%	51%

(1)	Constant currency is the percent change excluding the effect of foreign currency fluctuations against the U.S. Dollar.

(2)	We consider international revenues to be revenues outside of North America.
The Americas revenues increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, due to an increase in revenues from Oncology Systems being offset by a decrease in revenues from VPT. EMEA revenues increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems. APAC revenues increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from VPT.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	Constant Currency	June 29, 2018	June 30, 2017	Percent Change	Constant Currency
Product	$326.9	$253.7	29%	26%	$1,028.9	$870.9	18%	15%
Service	340.3	310.7	10%	7%	985.7	896.6	10%	7%
Total Oncology Systems Revenues	$667.2	$564.4	18%	16%	$2,014.6	$1,767.5	14%	11%
Product as a percentage of total Oncology Systems revenues	49%	45%			51%	49%
Service as a percentage of total Oncology Systems revenues	51%	55%			49%	51%
Oncology Systems revenues as a percentage of total revenues	94%	89%			95%	93%
Oncology Systems product revenues increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to an increase in revenues from higher volumes of hardware unit shipments and an increase in revenues from our software products.
Oncology Systems service revenues, which now include performance obligations for installation, training and warranty, increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to ongoing customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	Constant Currency	June 29, 2018	June 30, 2017	Percent Change	Constant Currency
Americas	$323.2	$286.9	13%	13%	$981.8	$909.7	8%	8%
EMEA	208.5	157.6	32%	24%	633.2	494.1	28%	18%
APAC	135.5	119.9	13%	11%	399.6	363.7	10%	9%
Total Oncology Systems Revenues	$667.2	$564.4	18%	16%	$2,014.6	$1,767.5	14%	11%

North America	$298.7	$274.7	9%	9%	$924.6	$859.4	8%	7%
International	368.5	289.7	27%	22%	1,090.0	908.1	20%	14%
Total Oncology Systems Revenues	$667.2	$564.4	18%	16%	$2,014.6	$1,767.5	14%	11%
North America as a percentage of total Oncology Systems revenues	45%	49%			46%	48%
International as a percentage of total Oncology Systems revenues	55%	51%			54%	52%
Americas Oncology Systems revenues increased in the three months ended June 29, 2018, compared to the year-ago period, primarily due to an increase in revenues from hardware products and services. Americas Oncology Systems revenues increased in the nine months ended June 29, 2018, compared to the year-ago period, primarily due to higher volumes of hardware unit shipments in North America, and to a lesser extent, an increase in revenues from services in North America, partially offset by a decrease in revenues from software licenses.
EMEA Oncology Systems revenues increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to an increase in revenues from hardware products and, to a lesser extent, increases in revenues from services and software licenses. EMEA revenues were further impacted by a favorable foreign currency exchange impact in fiscal year 2018.
APAC Oncology Systems revenues increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to an increase in revenues from services and, to a lesser extent, an increase in revenues from hardware products, partially offset by a decrease in revenues from software licenses.
Variations of higher and lower revenues between the North America and international regions are impacted by regional factors influencing our gross orders, which include government stimulus programs, philanthropy/donations, economic and political instability in some countries, uncertainty created by health care reform (such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States), and different technology adoption cycles. See further discussion of orders under “Gross Orders.”
Varian Particle Therapy

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	June 29, 2018	June 30, 2017	Percent Change
Product	$38.1	$66.5	(43)%	$95.5	$123.4	(23)%
Service	3.8	1.9	95%	7.4	6.6	12%
Total Varian Particle Therapy Revenues	$41.9	$68.4	(39)%	$102.9	$130.0	(21)%
VPT revenues as a percentage of total revenues	6%	11%		5%	7%
Revenues from VPT decreased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to the completion of the financing for the Georgia Proton Treatment Center in June 2017, which resulted in $45.6 million of revenues recorded in the three months ended June 30, 2017.

Gross Margin

Dollars by segment	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	June 29, 2018	June 30, 2017	Percent Change
Oncology Systems	$305.5	$256.8	19%	$923.3	$795.7	16%
Varian Particle Therapy	8.1	8.7	(6)%	11.6	12.4	(6)%
Gross margin	$313.6	$265.5	18%	$934.9	$808.1	16%

Percentage by segment
Oncology Systems	45.8%	45.5%		45.8%	45.0%
Varian Particle Therapy	19.5%	12.7%		11.3%	9.5%
Total Company	44.2%	42.0%		44.2%	42.6%

Percentage by sales classification
Total Company - Product	33.6%	29.5%		35.0%	31.7%
Total Company - Service	55.5%	54.7%		54.5%	54.5%
Oncology Systems product gross margin percentage increased to 35.2% in the three months ended June 29, 2018, from 34.0% in the year-ago period, and increased to 37.0% in the nine months ended June 29, 2018, from 35.1% in the year-ago period, primarily due to the mix of higher priced products. Oncology Systems service gross margin percentage increased to 56.0% in the three months ended June 29, 2018, from 54.9% in the year-ago period, and increased to 55.1% in the nine months ended June 29, 2018, from 54.7% in the year-ago period, primarily due to an increase in the installed base of our higher margin products.
VPT gross margin percentage increased in the three months ended June 29, 2018 compared to the year-ago period, primarily due to more revenues from higher margin projects. VPT gross margin percentage increased in the nine months ended June 29, 2018 compared to the year-ago period, primarily due to expanding service revenues and more revenues from higher margin projects.
Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	June 29, 2018	June 30, 2017	Percent Change
Research and development	$59.5	$55.1	8%	$174.3	$158.3	10%
Research and development as a percentage of total revenues	8%	9%		8%	8%
Research and development expenses increased $4.4 million and $16.0 million in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to an increase in investments in new product development projects and the enhancement of existing products in Oncology Systems.

Selling, General and Administrative, Impairment Charges, and Acquisition-Related Expenses

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	June 29, 2018	June 30, 2017	Percent Change
Selling, general and administrative	$138.9	$121.4	14%	$397.4	$414.1	(4)%
Impairment charges	$11.0	$—	n/m	$22.1	$38.3	(42)%
Acquisition-related expenses	$12.7	$0.5	n/m	$33.9	$1.4	n/m
Selling, general and administrative as a percentage of total revenues	20%	19%		19%	22%
Impairment charges as a percentage of total revenues	2%	—%		1%	2%
Acquisition-related expenses as a percentage of total revenues	2%	—%		2%	—%
n/m = not meaningful
Selling, general and administrative expenses increased $17.5 million in the three months ended June 29, 2018, compared to the year-ago period, primarily due to a $12.2 million increase in employee-related costs largely due to an increase in headcount, share-based compensation and accrued bonuses, and a $3.4 million loss on our equity investment in CPTC, partially offset by a $2.8 million decrease in restructuring charges.
Selling, general and administrative expenses decreased $16.7 million in the nine months ended June 29, 2018, compared to the year-ago period, primarily due to a $35.8 million decrease in the allowance for doubtful accounts that was mostly for CPTC and another proton center in the first quarter of fiscal year 2017, a $9.4 million decrease in litigation expenses primarily as a result of the settlement with Elekta in April 2017, and an $8.8 million decrease in restructuring charges, partially offset by a $28.1 million increase in employee-related costs largely due to an increase in headcount, share-based compensation and accrued bonuses, a $5.0 million unfavorable impact when foreign-currency denominated expenses were translated into U.S. dollars, and a $4.3 million loss on our equity investment in CPTC.
In the three and nine months ended June 29, 2018, we recorded impairment charges of $11.0 million and $22.1 million, respectively, related to our MPTC subordinated loan. In the first quarter of fiscal year 2017, we recorded a $38.3 million impairment charge related to our Original CPTC loans. See Note 16, "VPT Loans and Investment" in our Notes to the Condensed Consolidated Financial Statements for additional information.
Acquisition-related expenses increased $12.2 million and $32.5 million in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to $13.3 million and $29.7 million, respectively, in losses related to hedging the anticipated Australian dollar Sirtex purchase price; and acquisition costs incurred in fiscal year 2018 of $8.4 million and $13.2 million, respectively; partially offset by the net $9.0 million breakup fee received from Sirtex in connection with the termination of the acquisition. See, Note 9, "Derivative Instruments and Hedging Activities" in our Notes to the Condensed Consolidated Financial Statements for additional information on the hedging losses.
Interest Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	June 29, 2018	June 30, 2017	Percent Change
Interest income, net	$0.5	$0.2	142%	$2.9	$2.4	17%
Interest income, net of interest expense, increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to a decrease in interest expense associated with a decrease in borrowings from our credit facility in fiscal year 2018, and an increase in interest income generated from our cash holdings due to higher interest rates in fiscal year 2018, partially offset by a decrease in interest income generated from our VPT loans and available-for-sale investments.

Taxes on Earnings

	Three Months Ended			Nine Months Ended
	June 29, 2018	June 30, 2017	Change	June 29, 2018	June 30, 2017	Change
Effective tax rate	21.2%	21.1%	0.1%	89.2%	25.7%	63.5%
Our effective tax rate increased in the nine months ended June 29, 2018, compared to the year-ago period, primarily due to the enactment of the Act, which was signed into U.S. law on December 22, 2017.
Two provisions of the new law had an immediate impact:

First, the U.S. corporate tax rate was reduced from 35% to 21%. This rate reduction required us to re-measure our net deferred tax assets which were originally recorded assuming a future tax benefit at the 35% rate. We estimate that the total impact of this re-measurement of our net deferred tax assets will be about $45.1 million. In the three and nine months ended June 29, 2018, we recorded a provisional tax expense of $1.6 million and $41.8 million, respectively, related to re-measuring our net deferred tax assets as a result of the rate reduction. As we have a September fiscal year end, the change to the lower corporate tax rate will be phased in. As a result of this phase in, the remainder, or about $3.3 million, will be charged to income tax expense over the balance of fiscal year 2018.
Second, as part of the transition to a modified territorial system, the new law imposes a one-time transition tax on the unremitted earnings of our foreign subsidiaries. We recorded a provisional discrete tax expense related to the one-time transition tax of $173.1 million in the nine months ended June 29, 2018, and none in the three months ended June 29, 2018. We intend to elect to pay this tax over an eight-year period.
The SEC has issued guidance allowing companies a measurement period, not to exceed one-year from the date of enactment, to refine their estimates of the tax impact of the new law. We fully expect that we will true up our estimates of these tax impacts from the new tax legislation over the measurement period.
We adopted the guidance related to employee share-based payments during the period ended December 29, 2017. Under the prior standard, the tax effect of the “excess stock deduction” related to stock-based compensation was recorded to Additional Paid-in Capital in the equity section on the Balance Sheet. For a stock-based compensation instrument, the excess stock deduction is the difference between the amount of the deduction for taxable income and the amount of book expense related to that instrument. Under the new standard, the tax effect of the “excess stock deduction” related to stock-based compensation is recorded as a discrete item to Taxes on Earnings in the Condensed Consolidated Statements of Earnings. In the three and nine months ended June 29, 2018, we recorded a discrete tax benefit of $0.3 million and $6.5 million, respectively, related to excess stock deduction activity. We expect that the new standard may cause our effective tax rate to be less predictable and more volatile going forward.
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

Discontinued Operations
The following table summarizes the key components of net loss from discontinued operations:

Nine Months Ended (1)
(In millions)	June 30, 2017
Revenues	$194.0
Cost of revenues	117.3
Gross margin	76.7
Operating expenses (2)	76.1
Operating earnings	0.6
Taxes on earnings	7.4
Net loss from discontinued operations	$(6.8)
Less: Net earnings from attributable to noncontrolling interests	$0.1
Net loss from discontinued operations attributable to Varian	$(6.9)

(1)	There was no activity in net loss from discontinued operations in the three and nine months ended June 29, 2018 or the three months ended June 30, 2017.

(2)
Operating expenses from discontinued operations included separation costs of $34.2 million in the nine months ended June 30, 2017. Separation costs include expenses for transaction advisory services, consulting services, restructuring, and other expenses.

Diluted Net Earnings Per Share

	Three Months Ended			Nine Months Ended
	June 29, 2018	June 30, 2017	Percent Change	June 29, 2018	June 30, 2017	Percent Change
Diluted net earnings per share - continuing operations	$0.79	$0.75	4%	$0.36	$1.57	(77)%
Diluted net loss per share - discontinued operations	—	—	n/m	—	(0.07)	n/m
Total - Diluted net earnings per share	$0.79	$0.75	4%	$0.36	$1.50	(76)%
n/m = not meaningful
Diluted net earnings per share from continuing operations increased in the three months ended June 29, 2018, compared to the year-ago period, primarily due to an increase in operating earnings from continuing operations. Diluted net earnings per share from continuing operations decreased in the nine months ended June 29, 2018, compared to the year-ago period, primarily due to an increase in income tax expense as a result of the Act signed in December 2017, partially offset by an increase in operating earnings from continuing operations.
Gross Orders

Total Gross Orders by segment	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	June 29, 2018	June 30, 2017	Percent Change
Oncology Systems	$763.3	$687.7	11%	$2,047.3	$1,899.4	8%
Varian Particle Therapy	3.8	122.6	(97)%	51.9	154.9	(67)%
Total Gross Orders	$767.1	$810.3	(5)%	$2,099.2	$2,054.3	2%
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
Oncology Systems Gross Orders

Gross Orders by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 29, 2018	June 30, 2017	Percent Change	Constant Currency	June 29, 2018	June 30, 2017	Percent Change	Constant Currency
Americas	$362.9	$331.9	9%	9%	$1,003.8	$960.7	4%	4%
EMEA	259.1	204.5	27%	21%	648.8	544.9	19%	12%
APAC	141.3	151.3	(7)%	(9)%	394.7	393.8	—%	(1)%
Total Oncology Systems Gross Orders	$763.3	$687.7	11%	9%	$2,047.3	$1,899.4	8%	5%

North America	$342.7	$314.1	9%	9%	$927.6	$901.0	3%	3%
International	420.6	373.6	13%	9%	1,119.7	998.4	12%	8%
Total Oncology Systems Gross Orders	$763.3	$687.7	11%	9%	$2,047.3	$1,899.4	8%	5%
The Americas Oncology Systems gross orders increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, primarily due to growth in orders for our products in both North America and Latin America.
EMEA Oncology Systems gross orders increased in the three and nine months ended June 29, 2018, compared to the year-ago periods, due to growth across the region. EMEA gross orders were further impacted by a favorable foreign currency exchange impact in fiscal year 2018.
APAC Oncology Systems gross orders decreased in the three months ended June 29, 2018, compared to the year-ago period, with growth in Greater China and Japan more than offset by decreases in the rest of APAC.
The trailing 12 months' growth in gross orders for Oncology Systems at the end of the third quarter of fiscal year 2018 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	June 29, 2018	March 30, 2018	December 29, 2017	September 29, 2017
Americas	2%	1%	1%	1%
EMEA	20%	15%	14%	12%
APAC	(3)%	2%	3%	7%
North America	4%	2%	3%	4%
International	9%	8%	7%	7%
Total Oncology Systems Gross Orders	6%	5%	5%	5%

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
Varian Particle Therapy Gross Orders
VPT gross orders decreased in the three and nine months ended June 29, 2018, compared to the year-ago periods. There were no VPT proton therapy system orders in the three months ended June 29, 2018 and two VPT proton therapy system orders in the nine months ended June 29, 2018. The VPT proton therapy system orders in the three and nine months ended June 30, 2017 primarily included the booking of the Georgia Proton Treatment Center in June 2017.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized and are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Our backlog at June 29, 2018 was $2.9 billion, which includes approximately $273 million in VPT backlog, which was an increase of 5% over the backlog at June 30, 2017. Our Oncology Systems backlog at June 29, 2018 was 6% higher than the backlog at June 30, 2017, which reflected an increase of 10% and 2% for the international regions and North America, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled net reductions of $36.4 million and $116.1 million in the three and nine months ended June 29, 2018, compared to net reductions of $48.7 million and $117.4 million, in the year-ago periods.
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
Cash and Cash Equivalents
The following table summarizes our cash and cash equivalents:

(In millions)	June 29, 2018	September 29, 2017	Decrease
Total cash and cash equivalents	$536.0	$716.2	$(180.2)
The decrease in cash and cash equivalents in the nine months ended June 29, 2018 was primarily due to debt repayments, net of borrowings, of $331.7 million under our credit facility agreement, $131.9 million used for the repurchase of shares of VMS common stock, $58.7 million used for acquisitions, $30.8 million used for purchases of property, plant, and equipment, $11.5 million used for employee taxes withheld and paid for restricted stock units, and $10.1 million in investments in privately-held companies, partially offset by $346.7 million of cash provided by operating activities and $57.1 million in proceeds from the issuance of common stock to employees.
At June 29, 2018, we had approximately $161 million, or 30%, of cash and cash equivalents in the United States, which included approximately $156 million held as money market funds, and approximately $375 million, or 70%, of cash and cash equivalents was held abroad. As a result of the transition to a modified territorial system and the one-time transition tax on the unremitted earnings of our foreign subsidiaries in the Act, we expect that the cash and cash equivalents held by our foreign subsidiaries will no longer be subject to U.S. federal income tax upon a subsequent actual repatriation to the United States.

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
As of June 29, 2018, most of our cash and cash equivalents that was held abroad was in U.S. Dollars and was primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Nine Months Ended
(In millions)	June 29, 2018	June 30, 2017
Net cash flow provided by (used in):
Operating activities	$346.7	$269.4
Investing activities	(109.9)	(78.9)
Financing activities	(421.6)	(375.7)
Effects of exchange rate changes on cash and cash equivalents	4.6	1.7
Net decrease in cash and cash equivalents	$(180.2)	$(183.5)
Our primary cash inflows and outflows for the nine months ended June 29, 2018, as compared to the nine months ended June 30, 2017, were as follows:

•
In the nine months ended June 29, 2018, net cash provided by operating activities was $346.7 million compared to $269.4 million in the nine months ended June 30, 2017. The $77.3 million increase in net cash from operating activities was driven by a $166.6 million increase in the net change from operating assets and liabilities and a $17.8 million increase from non-cash items partially offset by a $107.1 million decrease in net earnings.

•	The major contributors to the net change in operating assets and liabilities in the nine months ended June 29, 2018 were as follows:

◦
Accrued liabilities and other long-term liabilities increased $150.0 million primarily due to an increase in a long-term income tax liability that resulted from the enactment of the Act and an increase in accrued compensation costs.

◦	Inventory increased $48.5 million primarily due an increase in hardware product inventory in Oncology Systems.

◦	Deferred revenues increased $33.7 million primarily due to advance payments received from VPT customers and an increase in deferred service revenues in Oncology Systems.

◦
Prepaid expenses and other assets increased $29.8 million primarily due to a receivable for the termination fee from Sirtex and an increase in accrued interest related to our VPT loans and investments.

◦	Accounts payable increased $27.8 million primarily due to the timing of payments.

◦	Trade and unbilled receivables decreased $10.8 million primarily due to higher collections than billings partially offset by an increase in unbilled receivables.
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

•
In the nine months ended June 29, 2018, cash used in investing activities was $109.9 million, compared to $78.9 million in the nine months ended June 30, 2017. In the nine months ended June 29, 2018, cash used in investing activities primarily included $58.7 million used for business acquisitions, $30.8 million for the purchases of property, plant and equipment, $10.1 million in investments in privately-held companies, $6.7 million increase in restricted cash, a $6.0 million investment in an available-for-sale security, $5.5 million for the purchase of a foreign currency option for the anticipated Sirtex acquisition, and $5.3 million in loans to CPTC, partially offset by $8.0 million received from the sale of an available-for-sale security and $6.3 million received from repayments on notes receivables. In the nine months ended June 30, 2017, cash used in investing activities primarily included $40.4 million for the purchases of property, plant and equipment, $18.2 million issuance of notes receivable, and $7.2 million in investments in privately-held companies.

•
In the nine months ended June 29, 2018, cash used in financing activities was $421.6 million compared to $375.7 million in the nine months ended June 30, 2017. In the nine months ended June 29, 2018, cash used in financing activities primarily included $331.7 million in debt repayments, net of borrowings, and $131.9 million for the repurchase of VMS common stock, partially offset by $57.1 million in proceeds from the issuance of common stock to employees. In the nine months ended June 30, 2017, cash used in financing activities primarily included $269.1 million for the repurchase of VMS common stock, $299.5 million in debt repayments, net of borrowings, under our credit facility agreements and $54.2 million contributed to Varex, partially offset by $200.0 million received from Varex and $56.7 million in proceeds from the issuance of common stock to employees.

We expect our total fiscal year 2018 capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2% of revenues in fiscal year 2018.
On April 3, 2018, we entered into the 2018 Credit Agreement with certain lenders and Bank of America, N.A. as administrative agent. The 2018 Credit Agreement provides for a five-year revolving credit facility ("2018 Revolving Credit Facility") in an aggregate principal amount of up to $1.8 billion. The 2018 Revolving Credit Facility also includes a $50.0 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2018 Revolving Credit Facility, we have the right to (i) request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or increased commitments and certain other conditions are met. The proceeds of the 2018 Revolving Credit Facility may be used for working capital, capital expenditures, share repurchases, permitted acquisitions and other corporate purposes, as well as to satisfy the prior outstanding obligation under the 2017 Revolving Credit Facility.
The 2018 Revolving Credit Facility replaced the 2017 Revolving Credit Facility of $600 million.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2019.
The following table summarizes our total short-term borrowings:

	June 29, 2018		September 29, 2017
(Dollars in millions)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Sumitomo Credit Facility	$18.2	0.53%	$—	—%
2017 Revolving Credit Facility	—	—%	350.0	2.36%
Total short-term borrowings	$18.2		$350.0
As of June 29, 2018, we did not have any outstanding borrowings under the 2018 Revolving Credit Facility. See Note 8, "Borrowings" of the Notes to the Condensed Consolidated Financial Statements for further information regarding the 2018 Revolving Credit Facility and the Sumitomo Credit Facility.

The following table provides additional information regarding our total short-term borrowings:

(Dollars in millions)	Three Months Ended of Fiscal Year 2018
Amount outstanding (at end of period)	$18.2
Weighted average interest rate (at end of period)	0.53%
Average amount outstanding (during period)	$18.2
Weighted average interest rate (during period)	2.48%
Maximum month-end amount outstanding during period	$18.3
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
Total debt as a percentage of total capital decreased to 1.2% at June 29, 2018 from 18.7% at September 29, 2017, primarily due to a decrease in borrowings. The ratio of current assets to current liabilities increased to 1.59 to 1 at June 29, 2018 from 1.40 to 1 at September 29, 2017, primarily due to a decrease in borrowings.
Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) decreased to 106 days at June 29, 2018 from 121 days at June 30, 2017. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. VPT's DSO is not meaningful because it is highly variable. As of June 29, 2018, approximately 3% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Number of shares	0.3	0.5	1.1	3.0
Average repurchase price per share	$120.59	$93.45	$112.25	$89.68
Total cost	$39.2	$46.8	$131.9	$269.1
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of June 29, 2018, approximately 4.1 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
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

Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act, and may also include other long-term tax liabilities. As of June 29, 2018, our liability for uncertain tax positions was $54.2 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. The Act allows taxpayers to elect to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of June 29, 2018, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $146.9 million.
As of June 29, 2018, we had accrued liabilities of $5.5 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations become more clearly defined. For more details see Note 10, "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
As of June 29, 2018, our outstanding commitments for the GPTC securities was $11.8 million, and $4.1 million for the short-term revolving loan to CPTC. The outstanding commitment for GPTC was paid in July 2018 and the outstanding commitment for the short-term revolving loan to CPTC is expected to be drawn down in the next 12 months. For more details see Note 16, "VPT Loans and Investment" of the Notes to the Condensed Consolidated Financial Statements for further discussion.
Except for the change in the outstanding balance under our revolving credit facility and the other items discussed above, there has been no significant change to the other contractual obligations we reported in our 2017 Annual Report.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 29, 2018, we have not incurred any significant costs since the spin-off of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. in 1999 or the Distribution to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to VPT customers such as:
As of June 29, 2018, the Term Loan with CPTC was $53.5 million. The $53.5 million is composed of four Tranches: Tranche A of $2.0 million, Tranche B of $7.2 million, Tranche C of $15.6 million, and Tranche D of $28.7 million. All of the Tranches accrue paid-in-kind interest at 7.5% per annum, except the Tranche B which accrues paid-in-kind interest at 10% per annum. The maturity date of the Term Loan is December 2020. The Term Loan is secured by the assets of CPTC.
In addition, the Lenders have committed to lend up to $15.0 million in Revolving Loans. Our share of the funding commitment from the Revolving Loan is $7.2 million and as of June 29, 2018, we have funded $3.1 million. The Revolving Loan accrues paid-in-kind interest at 10% per annum and has a maturity date of December 2018.
The seniority of these loans is as follows: Revolving Loan, Tranche A, Tranche B, Tranche C and Tranche D. If CPTC is in default, the interest on Tranche A, C and D will increase to 9.5% and the interest on Tranche B and the Revolving Loan will increase to 12.0%.
In May 2015, we committed to loan $35.0 million to the Maryland Proton Treatment Center ("MPTC"). Our subordinated loan is due, with accrued interest, in three annual payments from 2020 to 2022. The interest on the outstanding loan accrues at 12%. In the three and nine months ended June 29, 2018, we recorded impairment charges of $11.0 million and $22.1 million, respectively, on our MPTC subordinated loan, which included accrued interest, due to the expected difference in value between the loan currently held by us and the value of the security to be issued to us in exchange as part of the refinancing expected in the fourth quarter of fiscal year 2018. As of June 29, 2018, the MPTC subordinated loan totaled, $22.9 million. We also have $25.0 million as short-term notes receivable related to a deferred payment arrangement with MPTC. The notes receivable carries an interest rate of 15% and is due on September 30, 2018.
We also have loans, including accrued interest, associated with the New York Proton Center, and Proton International LLC totaling $27.1 million and $1.6 million, respectively.
In July 2017, we purchased the outstanding senior secured debt related to the Rinecker Proton Therapy Center ("RPTC") in Munich, Germany for 21.5 million Euros or $24.5 million. By purchasing the senior secured debt, we have a right to 89 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced and we expect the insolvency proceedings to be finalized within the next twelve months. Upon finalization of bankruptcy proceedings, we believe it is probable we will recover the outstanding senior secured debt balance and net trade accounts receivable.
See Note 16, "VPT Loans and Investment" of the Notes to the Condensed Consolidated Financial Statements for further information on loans to VPT customers.

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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of June 29, 2018 were $431.7 million and $48.6 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
In addition to our foreign currency forward contracts mentioned above, in February 2018, we entered into foreign currency forward contracts and a foreign currency option contract to economically hedge the foreign currency exchange rate risk on the consideration to be paid for the anticipated Sirtex acquisition. The foreign currency forward contracts allowed us to purchase a notional amount of A$793.0 million for $621.0 million on May 25, 2018. On May 25, 2018, we purchased the off-setting foreign currency forward contracts for a notional amount of $596.8 million. Also in February 2018, we paid a premium of $5.5 million for a foreign currency option that allowed us to purchase a notional amount of A$792.0 million for $641.5 million which expired on May 23, 2018. Since we did not acquire Sirtex, the foreign currency option was not exercised.
The foreign currency forward contracts and option contract did not qualify for hedge accounting. As such, changes in the fair value were recognized in acquisition-related expenses on the Condensed Consolidated Statements of Earnings. In the three and nine months ended June 29, 2018, we recorded losses of $12.8 million and $24.2 million, respectively, on the foreign currency forward contracts and $0.5 million and $5.5 million, respectively, on the foreign currency option contract.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of June 29, 2018. The principal amount of cash and cash equivalents in continuing operations at June 29, 2018 totaled $536.0 million with a weighted average interest rate of 0.77%. Cash and cash equivalents at June 29, 2018 include $155.8 million of money market funds with a weighted average interest rate of 1.84%.
At June 29, 2018, our available-for-sale investments, which include accrued interest, are the $6.3 million in Subordinate Revenue Bonds with an interest rate to finance the Alabama Proton Therapy Center ("APTC') and the $4.6 million in Senior Capital Appreciation Bonds to finance the Georgia Proton Treatment Center ("GPTC"). The APTC Subordinate Revenue bear an interest rate of 8.5% per annum and the GPTC Senior Capital Appreciation Bonds bear an interest rate of 8.0% per annum. Our available-for-sale investments are carried at fair value.
Borrowings under the 2018 Revolving Credit Facility accrue interest at either (i) based on the Eurodollar Rate plus a margin of 1.000% to 1.375% based on a leverage ratio involving funded indebtedness and EBITDA, or (ii) based upon a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.000% to 0.375% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the 2018 Revolving Credit Facility have a contract repayment date of twelve months, or less, and a final maturity of five years if based on the Eurodollar Rate and all overnight borrowings on the base rate would also have a final maturity of five years.
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our 2018 Revolving Credit Facility. As of June 29, 2018, we did not have any short-term borrowings under the 2018 Revolving Credit Facility. See Note 8, "Borrowings" of the condensed consolidated financial statements for a discussion regarding the 2018 Credit Facility.
In addition, the Sumitomo Credit Facility allows VMS KK to borrow up to a maximum amount of 3.0 billion Japanese Yen. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5% per annum. As of June 29, 2018, we had an outstanding balance of $18.2 million with a weighted average interest rate of 0.53% under the Sumitomo Credit Facility.
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 10, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.
Item 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our 2017 Annual Report on Form 10-K and Part II, Item 1A, of our Quarterly Report on Form 10-Q for the quarter ended December 29, 2017 and the quarter ended March 30, 2018, except as follows:

Potential tariffs or a global trade war could increase the cost of our products.

Potential tariffs imposed by the United States and China that include Varian technology could increase the cost of our products. These potential increased costs could adversely impact the competitiveness of our products and our operational results in the future.

On July 6, 2018, the Administration imposed 25% tariffs on a variety of imports from China, including Varian radiotherapy systems manufactured in China and certain components we import into the U.S. for our manufacturing and service activities. In addition to conversations with the Administration, we are also participating in the Office of the U.S. Trade Representative (USTR) process to consider product-specific exclusions from these tariffs. While we are uncertain of the outcome of these exclusion discussions, if we are successful, certain Varian products could be provided retroactive relief from these tariffs to the date of their enactment.

The Administration has also proposed two additional lists of products from China on which to impose tariffs; the first of these proposed lists involves 25% tariffs and the second involves 10% tariffs. We expect our imports into the U.S. to be impacted less by these two proposed tariff lists than the tariff list that was already imposed. It is not known if, or when, these subsequent rounds of tariffs would be imposed.

China has responded to the new and proposed U.S. tariffs by announcing two lists of products from the U.S. that are or, may in the future, be subject to new tariffs upon import to China. One round of Chinese retaliatory tariffs went into effect on July 6, 2018. Our products are not impacted by these tariffs. Our exports to China are, however, impacted by the second Chinese list, which has not taken effect yet. If either, or both, countries definitively impose additional tariffs on our parts or products, that could increase our costs and/or sales prices, potentially decrease the demand for these products and have a material effect on our business and operational results.

Our efforts to integrate acquisitions may not be successful, and this may adversely affect our financial results.

As part of our strategy to develop and identify new technologies, products and services, we may continue to acquire new businesses and technologies. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. Success of an acquisition may depend, in part, on our ability to successfully integrate the operations of the acquired business. If such integration efforts are not successful, the anticipated benefits and synergies of the acquisition may not be realized fully or at all, or may take longer to realize than expected. Our efforts to successfully integrate acquisitions may also result in additional expenses and divert significant amounts of management’s time from other projects.

Our failure to manage successfully and coordinate the growth of acquired businesses could also have an adverse impact on our business. In addition, there is no guarantee that some of the businesses we acquire will become profitable or remain so. If our acquisitions do not meet our initial expectations, we may record impairment charges.

Factors that will affect the success of our acquisitions include:

•	our ability to retain key employees of the acquired businesses;

•	the performance of the acquired businesses and their technologies, products or services;

•	our ability to integrate the operations, financial and other systems of the acquired businesses;

•
the ability of the combined company to achieve synergies among its constituent companies, such as increasing sales of the combined company’s products and services, achieving expected cost savings and effectively combining technologies to develop new products and services;

•	any disruption in order fulfillment or loss of sales due to integration processes;

•	the presence or absence of adequate internal controls and/or significant fraud in the financial systems of the acquired businesses;

•
any decrease in customer and distributor loyalty and product orders caused by dissatisfaction with the product lines and sales and marketing practices of the acquired businesses, including price increases; and

•
our assumption of known contingent liabilities, known liabilities that prove greater than anticipated, or unknown liabilities that come to light, in each case to the extent that the realization of such liabilities increases our expenses or adversely affects our business or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2018 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2018 - April 27, 2018	0.3	$120.59	0.3	4.1
April 28, 2018 - May 25, 2018	—	$—	—	4.1
May 26, 2018 - June 29, 2018	—	$—	—	4.1
Total	0.3	$120.59	0.3	4.1

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

15.1*	Letter Regarding Unaudited Interim Financial Information.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	August 7, 2018	By:	/s/ GARY E. BISCHOPING JR.
Gary E. Bischoping Jr.
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)