Form 10-Q
period 2018-12-28
VARIAN MEDICAL SYSTEMS INC
filed 2019-02-05
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☒	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,777,507 shares of common stock, par value $1 per share, outstanding as of January 25, 2019.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended December 28, 2018

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended
	December 28,	December 29,
(In millions, except per share amounts)	2018	2017
Revenues:
Product	$400.2	$365.6
Service	340.8	312.9
Total revenues	741.0	678.5
Cost of revenues:
Product	266.6	223.9
Service	158.3	151.8
Total cost of revenues	424.9	375.7
Gross margin	316.1	302.8
Operating expenses:
Research and development	60.9	55.9
Selling, general and administrative	143.5	125.3
Total operating expenses	204.4	181.2
Operating earnings	111.7	121.6
Interest income	3.9	3.2
Interest expense	(1.2)	(2.1)
Other income (expense), net	23.0	(0.2)
Earnings before taxes	137.4	122.5
Taxes on earnings	33.5	234.7
Net earnings (loss)	103.9	(112.2)
Less: Net earnings attributable to noncontrolling interests	0.7	0.1
Net earnings (loss) attributable to Varian	$103.2	$(112.3)
Net earnings (loss) per share - basic	$1.13	$(1.22)
Net earnings (loss) per share - diluted	$1.12	$(1.22)
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	91.0	91.6
Weighted average shares outstanding - diluted	92.0	91.6
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended
	December 28,	December 29,
(In millions)	2018	2017
Net earnings (loss)	$103.9	$(112.2)
Other comprehensive (loss) earnings, net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.0* and $0.1, respectively	(0.2)	(0.2)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.1) and ($0.2), respectively	0.5	0.5
	0.3	0.3
Derivative instruments:
Change in unrealized loss, net of tax benefit of $0.0 and $0.1, respectively	—	(0.2)
Reclassification adjustments, net of tax expense of $0.0 and $0.0*, respectively	—	(0.1)
	—	(0.3)
Currency translation adjustment	(4.0)	3.1
Other comprehensive (loss) earnings	(3.7)	3.1
Comprehensive earnings (loss)	100.2	(109.1)
Less: Comprehensive earnings attributable to noncontrolling interests	0.7	0.1
Comprehensive earnings (loss) attributable to Varian	$99.5	$(109.2)

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 28,	September 28,
(In millions, except par values)	2018	2018
Assets
Current assets:
Cash and cash equivalents	$616.0	$504.8
Trade and unbilled receivables, net of allowance for doubtful accounts of $42.9 at December 28, 2018, and $41.1 at September 28, 2018	989.5	1,009.9
Inventories	469.6	438.1
Prepaid expenses and other current assets	223.5	233.3
Current assets of discontinued operations	2.3	2.3
Total current assets	2,300.9	2,188.4
Property, plant and equipment, net	270.1	274.6
Goodwill	310.7	293.6
Intangible assets	97.3	101.1
Deferred tax assets	102.5	102.2
Other assets	289.3	292.8
Total assets	$3,370.8	$3,252.7
Liabilities and Equity
Current liabilities:
Accounts payable	$198.1	$190.3
Accrued liabilities	396.3	419.7
Deferred revenues	738.6	729.7
Total current liabilities	1,333.0	1,339.7
Other long-term liabilities	355.8	324.3
Total liabilities	1,688.8	1,664.0
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.2 and 91.2 shares issued and outstanding at December 28, 2018, and at September 28, 2018, respectively	91.2	91.2
Capital in excess of par value	799.3	778.1
Retained earnings	855.5	780.4
Accumulated other comprehensive loss	(69.0)	(65.3)
Total Varian stockholders' equity	1,677.0	1,584.4
Noncontrolling interest	5.0	4.3
Total equity	1,682.0	1,588.7
Total liabilities and equity	$3,370.8	$3,252.7

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 28,	December 29,
(In millions)	2018	2017
Cash flows from operating activities:
Net earnings (loss)	$103.9	$(112.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	10.5	10.7
Depreciation	12.8	12.8
Amortization of intangible assets	4.7	6.3
Gain on sale of privately-held company	(22.0)	—
Deferred taxes	—	44.9
Loss on equity investments	2.2	—
Provision for doubtful accounts receivable	2.0	1.5
Other, net	(0.5)	(0.8)
Changes in assets and liabilities:
Trade and unbilled receivables	2.9	65.9
Inventories	(32.4)	(11.7)
Prepaid expenses and other assets	8.6	28.2
Accounts payable	13.5	(10.3)
Accrued liabilities and other long-term liabilities	(12.5)	125.1
Deferred revenues	47.2	18.6
Net cash provided by operating activities	140.9	179.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(14.0)	(9.3)
Acquisitions, net of cash acquired	(25.5)	—
Sale of privately-held company	29.9	—
Investment in available-for-sale securities	—	(6.0)
Loans to CPTC	(0.5)	(4.6)
Escrow deposit	—	(2.6)
Investment in privately-held companies	(0.8)	(2.5)
Amounts paid to deferred compensation plan trust account	(2.5)	(1.3)
Other, net	0.3	0.7
Net cash used in investing activities	(13.1)	(25.6)
Cash flows from financing activities:
Repurchases of common stock	(34.8)	(56.7)
Proceeds from issuance of common stock to employees	22.0	24.2
Tax withholdings on vesting of equity awards	(4.4)	(0.3)
Borrowings under credit facility agreement	—	166.4
Repayments under credit facility agreement	—	(166.4)
Net repayments under the credit facility agreements with maturities less than 90 days	—	(10.0)
Net cash used in financing activities	(17.2)	(42.8)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	1.7	(4.0)
Net increase in cash, cash equivalents, and restricted cash	112.3	106.6
Cash, cash equivalents, and restricted cash at beginning of period	516.4	718.5
Cash, cash equivalents, and restricted cash at end of period	$628.7	$825.1

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at September 28, 2018	91.2	$91.2	$778.1	$780.4	$(65.3)	$1,584.4	$4.3	$1,588.7
Net earnings	—	—	—	103.2	—	103.2	0.7	103.9
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Issuance of common stock	0.3	0.3	21.7	—	—	22.0	—	22.0
Tax withholdings on vesting of equity awards	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Share-based compensation expense	—	—	10.5	—	—	10.5	—	10.5
Repurchases of common stock	(0.3)	(0.3)	(6.6)	(27.9)	—	(34.8)	—	(34.8)
Other	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balances at December 28, 2018	91.2	$91.2	$799.3	$855.5	$(69.0)	$1,677.0	$5.0	$1,682.0

Balances at September 29, 2017	91.7	$91.7	$716.1	$778.6	$(68.8)	$1,517.6	$4.3	$1,521.9
Net loss	—	—	—	(112.3)	—	(112.3)	0.1	(112.2)
Other comprehensive earnings	—	—	—	—	3.1	3.1	—	3.1
Issuance of common stock	0.4	0.4	23.8	—	—	24.2	—	24.2
Tax withholdings on vesting of equity awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	—	10.7	—	—	10.7	—	10.7
Repurchases of common stock	(0.5)	(0.5)	(10.4)	(45.8)	—	(56.7)	—	(56.7)
Other	—	—	0.6	(0.3)	—	0.3	—	0.3
Balances at December 29, 2017	91.6	$91.6	$740.5	$620.2	$(65.7)	$1,386.6	$4.4	$1,391.0

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
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2018 (the “2018 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of December 28, 2018, and September 28, 2018, results of operations and statements of comprehensive earnings (loss) for the three months ended December 28, 2018, and December 29, 2017, statements of cash flows for the three months ended December 28, 2018, and December 29, 2017, and statements of equity for the three months ended December 28, 2018, and December 29, 2017. The results of operations for the three months ended December 28, 2018, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
Certain reclassifications have been made to the amounts in the prior year in order to conform to the current year's presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was the 52-week period that ended on September 28, 2018. The fiscal quarters ended December 28, 2018, and December 29, 2017, were both 13-week periods.
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
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies provided in "Note 1: Summary of Significant Accounting Policies" within the Notes to the Consolidated Financial Statements of the Company's 2018 Annual Report.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Recently Adopted Accounting Pronouncements
In the first quarter of 2019, the Company adopted the Financial Accounting Standards Board ("FASB") guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted this amendment prospectively and it did not have a material impact on the Company's condensed consolidated financial statements.
In the first quarter of 2019, the Company adopted the FASB guidance on the accounting related to defined benefit plans and other post-retirement benefits. This amendment requires the service cost component of net periodic pension and post-retirement benefit cost to be presented in the same line item as other employee compensation costs, while the other components must be presented separately as other income (expense), net. The adoption of this amendment did not have a material impact on the Company's condensed consolidated financial statements.
In the first quarter of 2019, the Company adopted the FASB guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash in cash and cash equivalents in the statement of cash flows. The Company adopted the amendment retrospectively and prior period amounts on the Condensed Consolidated Statements of Cash Flows have been recast to conform with the current period presentation as shown in the reconciliation provided below. See Note 3, "Other Financial Information," for a reconciliation of the cash balances within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets.

	Three Months Ended December 29, 2017
(In millions)	As previously reported	Adjustments	As Adjusted
Cash used in investing activities	$(25.8)	$0.2	$(25.6)
Cash, cash equivalents, and restricted cash at beginning of period	$716.2	$2.3	$718.5
Cash, cash equivalents, and restricted cash at end of period	$822.6	$2.5	$825.1
In the first quarter of 2019, the Company adopted the FASB guidance for tax accounting for intra-entity asset transfers. The amendment removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The adoption of this amendment did not have a material impact on the Company's condensed consolidated financial statements. See Note 10, "Income Taxes," for more information about the impact of the adoption.
In the first quarter of 2019, the Company adopted the FASB guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The Company adopted the amendment retrospectively and it did not have an impact on the Company’s condensed consolidated financial statements.
In the first quarter of 2019, the Company adopted the FASB guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the changes is the requirement for changes in the fair value of the Company's equity investments to be recognized through net earnings rather than other comprehensive income. Under the amendment, equity investments that do not have a readily determinable fair value are eligible for the measurement alternative, which will require the Company to measure these investments at cost, with adjustments for changes in price or impairments reflected through net earnings. The Company adopted the amendment prospectively for its privately-held investments for which the measurement alternative was elected, and adopted the amendment on a modified retrospective basis for all other financial instruments. The adoption did not have an impact to the Company's condensed consolidated financial statements.
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

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its condensed consolidated financial statements.

In August 2018, the FASB issued guidance which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its condensed consolidated financial statements.

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
2. BUSINESS COMBINATIONS
Business Combination in fiscal year 2019
In the first quarter of fiscal year 2019, the Company acquired a privately-held software company for a purchase price of $28.9 million. The acquisition primarily consists of $22.5 million in goodwill and $6.5 million in finite-lived intangible assets. The Company has integrated this acquisition into its Oncology Systems reporting unit. The goodwill for this acquisition is not deductible for income tax.
Measurement period adjustments
In the first quarter of fiscal year 2019, the Company recorded a measurement period adjustment of $9.6 million to the fair value of the purchase consideration of a business combination that occurred in the fourth quarter of fiscal year 2018 and a corresponding decrease in the fair value of the contingent consideration liability, a decrease to the finite-lived intangible assets of $5.4 million, and a decrease of $4.7 million to goodwill.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Other Information
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount. The Company believes the factors that contributed to goodwill in its completed acquisitions include synergies not available to market participants, as well as the acquisition of a talented workforce.

The fair value of assets acquired and liabilities assumed has been determined on a preliminary basis, and the Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of a business combination may result in certain adjustments. The Company expects to finalize these amounts no later than one year from the date of each business combination.

Management applied significant judgment in determining the fair value of intangible assets, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, the economic lives, and the discount rate.
The condensed consolidated financial statements include the operating results from the date the business was acquired. The impact of the business combination completed to the periods presented was not material. Pro forma results of operations for the business combination completed have not been presented because the effects were not material to the Company's condensed consolidated financial statements.
During the three months ended December 28, 2018 and December 29, 2017, the Company incurred acquisition-related expenses of $2.4 million and $1.5 million, respectively.
3. OTHER FINANCIAL INFORMATION
Contracts with Customers
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	December 28, 2018	September 28, 2018
Unbilled receivables - current	$320.4	$362.8
Unbilled receivables - long-term (1)	46.5	36.3
Deferred revenues - current	(738.6)	(729.7)
Deferred revenues - long-term (2)	(76.9)	(38.6)
Total net unbilled receivables (deferred revenues)	$(448.6)	$(369.2)

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the three months ended December 28, 2018, unbilled receivables, net of deferred revenues, decreased by $79.4 million primarily due to the contractual timing of billings occurring after the revenues were recognized, as well as the timing of milestone payments.
During the three months ended December 28, 2018 and December 29, 2017, the Company recognized revenues of $213.4 million and $193.1 million, which were included in the deferred revenues balance at September 28, 2018 and September 29, 2017, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Unfulfilled Performance Obligations
The following table represents the Company's unfulfilled performance obligations as of December 28, 2018, and the estimated revenue expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal years of revenue recognition
(In millions)	Remainder of 2019	2020	2021	Thereafter
Unfulfilled Performance Obligations	$1,959.6	$1,808.7	$666.8	$1,678.6
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
Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of the Company's cash, cash equivalents and restricted cash as of December 28, 2018 and September 28, 2018:

(In millions)	December 28, 2018	September 28, 2018
Cash and cash equivalents	$616.0	$504.8
Restricted cash - current (1)	4.0	3.1
Restricted cash - long-term (2)	8.7	8.5
Total cash, cash equivalents and restricted cash	$628.7	$516.4

(1)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.
Inventories
The following table summarizes the Company's inventories:

(In millions)	December 28, 2018	September 28, 2018
Raw materials and parts	$330.0	$304.1
Work-in-process	61.8	50.6
Finished goods	77.8	83.4
Total inventories	$469.6	$438.1
Other long-term liabilities
The following table summarizes the Company's other long-term liabilities:

(In millions)	December 28, 2018	September 28, 2018
Long-term income taxes payable	$192.3	$189.1
Deferred income taxes	29.2	31.4
Long-term deferred revenues	76.9	38.6
Other	57.4	65.2
Total other long-term liabilities	$355.8	$324.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Other income (expense), net
The following table summarizes the Company's other income (expense), net:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Gain on sale of privately-held company	$22.0	$—
Net foreign currency exchange gain	1.3	0.4
Other	(0.3)	(0.6)
Total other income (expense), net	$23.0	$(0.2)

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at December 28, 2018:
Cash equivalents:
Money market funds	$77.1	$—	$—	$77.1
Available-for-sale securities:
MPTC Series B-1 Bonds (1)	—	25.6	—	25.6
MPTC Series B-2 Bonds (2)	—	23.6	—	23.6
APTC securities (1)	—	6.2	—	6.2
GPTC securities (1)	—	8.3	—	8.3
Total assets measured at fair value	$77.1	$63.7	$—	$140.8

Liabilities at December 28, 2018:
Contingent consideration	$—	$—	$(17.8)	$(17.8)
Total liabilities measured at fair value	$—	$—	$(17.8)	$(17.8)

Assets at September 28, 2018:
Cash equivalents:
Money market funds	$44.1	$—	$—	$44.1
Available-for- sale securities:
MPTC Series B-1 Bonds (1)	—	25.1	—	25.1
MPTC Series B-2 Bonds (2)	—	23.1	—	23.1
APTC securities (1)	—	6.4	—	6.4
GPTC securities (1)	—	7.9	—	7.9
Total assets measured at fair value	$44.1	$62.5	$—	$106.6

Liabilities at September 28, 2018:
Contingent consideration	$—	$—	$(24.4)	$(24.4)
Total liabilities measured at fair value	$—	$—	$(24.4)	$(24.4)

(1)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets because the Company has the ability and intent to sell this security in the next twelve months.

(2)
Included in other assets on the Company's Condensed Consolidated Balance Sheets because the maturity dates are greater than one year and the Company does not have the intent and ability to collect or sell all or a portion of these loans or securities in the next twelve months.

The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's Level 2 available-for-sale securities consist of bonds for the Maryland Proton Therapy Center ("MPTC"), Alabama Proton Therapy Center (“APTC”), and Georgia Proton Treatment Center ("GPTC"). The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets and other observable inputs such as yields, credit risks, default rates, and volatility. As of December 28, 2018 and September 28, 2018, the carrying amount of the Company's Level 1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

money market funds and Level 2 available-for-sale securities approximated their respective fair values. See Note 14, "Proton Solutions Loans and Investments," for further information about the available-for-sale securities.
The Company measures the fair value of its Level 3 contingent consideration liabilities based on the income approach by using a discounted cash flow model with key assumptions that include estimated sales units or revenues of the acquired business, the probability of completing certain milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated sales units, revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. Changes in volatility may result in an increase or decrease in the fair value of contingent consideration. The Company's contingent consideration is from its business combinations and is included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at September 28, 2018	$(24.4)
Business combination	(5.3)
Measurement period adjustment to a business combination in prior year	11.9
Balance at December 28, 2018	$(17.8)
There were no transfers of assets or liabilities between fair value measurement levels during either the three months ended December 28, 2018, or the three months ended December 29, 2017. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, trade and unbilled receivables, net of allowance for doubtful accounts, short-term notes receivable, revolving loan to CPTC, RPTC senior secured debt, and accounts payable approximate their carrying amounts due to their short maturities.
As of December 28, 2018, the fair value of the Term Loan with CPTC approximated its carrying value of $44.0 million. See Note 14, "Proton Solutions Loans and Investments," for further information. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry. As a result, the Term Loan is categorized as Level 3 in the fair value hierarchy.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $30.6 million and $29.7 million at December 28, 2018 and September 28, 2018, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 14, "Proton Solutions Loans and Investments," for information on the long-term notes receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

5. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net and notes receivable:

(In millions)	December 28, 2018	September 28, 2018
Trade and unbilled receivables, gross	$1,084.3	$1,093.0
Allowance for doubtful accounts	(42.9)	(41.1)
Trade and unbilled receivables, net	$1,041.4	$1,051.9
Short-term	$989.5	$1,009.9
Long-term (1)	$51.9	$42.0

Notes receivable	$30.7	$29.8
Short-term (2)	$0.1	$0.1
Long-term (1) (3)	$30.6	$29.7

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.
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
As of December 28, 2018 and September 28, 2018, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables.
See Note 14, "Proton Solutions Loans and Investments," for more information on the Company's long-term notes receivable balances.
6. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Proton Solutions	Total
Balance at September 28, 2018	$242.1	$51.5	$293.6
Business combination	22.5	—	22.5
Measurement period adjustment to a business combination in prior year	(4.7)	—	(4.7)
Foreign currency translation adjustments	—	(0.7)	(0.7)
Balance at December 28, 2018	$259.9	$50.8	$310.7
See Note 2, "Business Combinations," for more information.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets:

	December 28, 2018			September 28, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$141.6	$(77.2)	$64.4	$139.6	$(73.9)	$65.7
Customer contracts and supplier relationship	44.4	(20.6)	23.8	44.9	(19.1)	25.8
Other	6.1	(5.8)	0.3	6.6	(5.8)	0.8
Total intangible with finite lives	192.1	(103.6)	88.5	191.1	(98.8)	92.3
In-process research and development with indefinite lives	8.8	—	8.8	8.8	—	8.8
Total intangible assets	$200.9	$(103.6)	$97.3	$199.9	$(98.8)	$101.1
Amortization expense for intangible assets was $4.7 million and $6.3 million during the three months ended December 28, 2018 and December 29, 2017, respectively.
As of December 28, 2018, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2019	$16.3
2020	19.3
2021	15.5
2022	14.1
2023	13.3
Thereafter	10.0
Total remaining amortization for intangible assets	$88.5
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
Cash Flow Hedging Activities
As of December 28, 2018 and September 28, 2018, the Company did not have any outstanding foreign currency forward contracts designated as cash flow hedges. During the three months ended December 29, 2017, the Company recognized an unrealized loss of $0.3 million on foreign currency forward contracts designated as cash flow hedges in other comprehensive earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The effect of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings (Loss) was as follows:

Location and Amount Recognized in Earnings on Cash Flow Hedging Relationships
Three Months Ended
December 29, 2017
(In millions)	Revenues
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings (Loss) in which the effects of fair value and cash flow hedges are recorded	$678.5
Loss on cash flow hedge relationships:
Foreign currency forward contracts:
Amount of gain reclassified from accumulated other comprehensive loss into earnings	$0.1
Balance Sheet Hedging Activities
The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. Dollar is the functional currency. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in other income (expense), net in the Condensed Consolidated Statements of Earnings (Loss). Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. At December 28, 2018, and September 28, 2018, the fair value of the Company's derivatives not designated as hedging instruments was not material.
The Company had the following outstanding foreign currency forward contracts relating to balance sheet hedging activities:

	December 28, 2018
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$24.3	$—
Brazilian Real	10.9	—
British Pound	30.0	0.8
Chinese Yuan	—	3.7
Canadian Dollar	2.7	—
Danish Krone	—	4.8
Euro	194.0	1.8
Indian Rupee	20.3	—
Japanese Yen	72.5	—
Polish Zloty	21.5	—
South African Rand	8.7	—
Swedish Krona	6.9	—
Swiss Franc	—	56.7
Taiwan Dollar	12.9	—
Thai Baht	6.5	—
Totals	$411.2	$67.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings (Loss) related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Net Earnings on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings on Derivative Instruments
	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Other income (expense), net	$2.8	$(4.7)
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Accrued product warranty, at beginning of period	$44.8	$41.3
Charged to cost of revenues	13.3	14.4
Actual product warranty expenditures	(11.8)	(8.6)
Accrued product warranty, at end of period	$46.3	$47.1
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

As of December 28, 2018, the Company had accrued $5.3 million, net of third parties' indemnification obligations, for environmental remediation liabilities. The Company believes its reserve is adequate; however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.
The Company also reimburses certain third parties for cleanup activities. The amount the Company spent on environmental cleanup costs, third-party claim costs, project management costs and legal costs in the three months ended December 28, 2018 and December 29, 2017, were not material.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Other Matters
On October 16, 2018, Best Medical International, Inc. sued the Company in U.S. District Court in the District of Delaware, alleging infringement of four patents related to treatment planning. The Company intends to defend the suit vigorously. This lawsuit is in the initial stages, and at this time, the Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure. Therefore, no amounts have been accrued.
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
9. RETIREMENT PLANS
The Company sponsors five defined benefit pension plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.
The components of net defined benefit costs were as follows:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Defined Benefit Plans
Service cost	$1.8	$1.6
Interest cost	0.9	0.8
Expected return on plan assets	(1.6)	(2.0)
Amortization of prior service cost	(0.2)	(0.1)
Recognized actuarial loss	0.6	0.7
Net periodic benefit cost	$1.5	$1.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

10. INCOME TAXES
The Company’s effective tax rate was 24.4% and 191.5% for the three months ended December 28, 2018 and December 29, 2017, respectively. The decrease in the Company’s effective tax rate for the three months ended December 28, 2018, compared to the year-ago period was primarily because the prior period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. The current period also includes the impact of several provisions of the Act that take effect for the Company for the first time in the fiscal year ending September 27, 2019, including a new minimum tax on certain foreign earnings (the Global Intangible Low-taxed Income, or "GILTI"), a new tax on certain payments to foreign related parties (the Base Erosion and Anti-avoidance Tax), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. The Company has elected to account for GILTI as a period cost rather than on a deferred basis. The current period also reflects the fact that, as the Company has a September fiscal year end, the lower 21% federal rate is now fully phased in; that is, it is applicable to our domestic earnings for the full fiscal year ending September 27, 2019.
As part of the transition to a modified territorial system, the Act imposed a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. The Company recorded a discrete tax expense related to the one-time transition tax of $2.3 million during the three months ended December 28, 2018, bringing the cumulative amount to $166.9 million. The Company intends to elect to pay this tax over the eight-year period allowed for in the Act.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”). This guidance allowed registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Act. The Company relied on this guidance to refine its estimates of the impact of the Act during the measurement period. The measurement period ended during our period ended December 28, 2018. As a result, the Company considers its accounting for the tax effects of the Act to be complete based on its interpretation of the law and subsequent guidance that has been issued. However, it is expected that the U.S. Treasury will continue to issue regulations and other guidance on the application of certain provisions of the Act that may impact our interpretation of the rules and our calculation of the tax impact of the transition tax or other provisions of the Act.
The Company adopted the FASB guidance related to intra-entity transfers of assets other than inventory in the first quarter of fiscal year 2019. This standard changes the treatment of the tax effect of transfers of property other than inventory among the entities within a registrant's consolidated group. Under the prior standard, the tax effect related to the transfer of property other than inventory from one member of the group to another was recorded to prepaid income taxes, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Under the new standard, the tax effect related to the transfer of property other than inventory from one member of the group to another is recorded as a discrete item to taxes on earnings in the Condensed Consolidated Statements of Earnings (Loss). The Company recorded a cumulative effect of a change in accounting principle of $0.2 million as of September 29, 2018, as a result of adopting the new standard. The Company expects that the new standard may cause its effective tax rate to be less predictable and more volatile going forward.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the three months ended December 28, 2018; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years, and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of December 28, 2018, approximately 3.3 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	December 28, 2018	December 29, 2017
Number of shares	0.3	0.5
Average repurchase price per share	$108.90	$108.16
Total cost	$34.8	$56.7
Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 28, 2018	$(35.2)	$(30.1)	$(65.3)
Other comprehensive earnings (loss) before reclassifications	—	(4.0)	(4.0)
Amounts reclassified out of other comprehensive earnings (loss)	0.4	—	0.4
Tax expense	(0.1)	—	(0.1)
Balance at December 28, 2018	$(34.9)	$(34.1)	$(69.0)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 29, 2017	$(44.1)	$—	$(24.7)	$(68.8)
Other comprehensive earnings (loss) before reclassifications	—	(0.3)	3.1	2.8
Amounts reclassified out of other comprehensive earnings (loss)	0.4	(0.1)	—	0.3
Tax (expense) benefit	(0.1)	0.1	—	—
Balance at December 29, 2017	$(43.8)	$(0.3)	$(21.6)	$(65.7)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified out of other comprehensive earnings (loss) into the Condensed Consolidated Statements of Earnings (Loss), with line item location, during each period were as follows:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Comprehensive Earnings Components	Loss Before Taxes		Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.4)	$(0.4)	Other income (expense), net
Unrealized gain on cash flow hedging instruments	—	0.1	Revenues
Total amounts reclassified out of other comprehensive earnings (loss)	$(0.4)	$(0.3)

12. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Cost of revenues - Product	$0.7	$0.7
Cost of revenues - Service	1.1	1.0
Research and development	1.1	1.2
Selling, general and administrative	7.6	7.8
Total share-based compensation expense	$10.5	$10.7
Income tax benefit for share-based compensation	$(2.3)	$(2.1)
The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 28, 2018	December 29, 2017
Employee Stock Option Plans
Expected term (in years)	3.77	3.82
Risk-free interest rate	2.9%	1.9%
Expected volatility	22.2%	18.7%
Expected dividend	—%	—%
Weighted average fair value at grant date	$25.87	$19.45
The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	December 28, 2018	December 29, 2017
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	2.5%	1.2%
Expected volatility	18.6%	17.9%
Expected dividend	—%	—%
Weighted average fair value at grant date	$22.82	$20.97

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 28, 2018	2.3	$85.82
Granted	0.2	118.44
Cancelled or expired (2)	—	98.38
Exercised	(0.2)	69.96
Balance at December 28, 2018	2.3	$89.95	4.8	$51.8
Exercisable at December 28, 2018	1.1	$75.10	3.7	$42.3

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $111.99 as of December 28, 2018, the last trading date of the first quarter of fiscal year 2019, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

(2)	The cancelled and expired shares were not material for disclosure.
As of December 28, 2018, there was $18.2 million of total unrecognized compensation expense related to stock options and performance stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2018	0.8	$89.17
Granted	0.1	117.44
Vested	(0.1)	74.77
Cancelled or expired	(0.1)	79.74
Balance at December 28, 2018	0.7	$94.66
As of December 28, 2018, unrecognized compensation expense totaling $40.2 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.1 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended
(In millions, except per share amounts)	December 28, 2018	December 29, 2017
Net earnings (loss)	$103.9	$(112.2)
Less: Net earnings attributable to noncontrolling interests	0.7	0.1
Net earnings (loss) attributable to Varian	$103.2	$(112.3)

Denominator:
Weighted average shares outstanding - basic	91.0	91.6
Dilutive effect of potential common shares	1.0	—
Weighted average shares outstanding - diluted	92.0	91.6
Net earnings (loss) per share attributable to Varian - basic	$1.13	$(1.22)
Net earnings (loss) per share attributable to Varian - diluted	$1.12	$(1.22)
Anti-dilutive employee share-based awards, excluded	0.9	3.2
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
The following table lists the Company's outstanding loans, available-for-sale securities and commitments for funding development, construction and operation of various proton therapy centers:

	December 28, 2018		September 28, 2018
(In millions)	Balance	Commitment	Balance	Commitment
Notes receivable and secured debt:
NYPC loan (1)	$28.9	$—	$28.0	$—
RPTC senior secured debt (2)	24.6	—	24.9	—
Proton International LLC loan (1)	1.7	—	1.7	—
	$55.2	$—	$54.6	$—
Available-for-sale Securities:
MPTC Series B-1 Bonds (2)	$25.6	$—	$25.1	$—
MPTC Series B-2 Bonds (1)	23.6	—	23.1	—
GPTC securities (2)	8.3	—	7.9	—
APTC securities (2)	6.2	—	6.4	—
	$63.7	$—	$62.5	$—
CPTC Loans and Investment:
Short-term revolving loan (2)	$4.2	$3.0	$3.7	$3.5
Term loan (1)	44.0	—	44.0	—
Equity investment in CPTC (1)	—	—	2.2	—
	$48.2	$3.0	$49.9	$3.5

(1)	Included in other assets at December 28, 2018 and September 28, 2018 on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.
Alabama Proton Therapy Center ("APTC") Securities
In December 2017, the Company purchased $6.0 million in Subordinate Revenue Bonds, which financed the APTC. The Subordinate Revenue Bonds carry an interest rate of 8.5% and pay interest semi-annually. The Company is scheduled to start receiving annual principal payments on the Subordinate Revenue Bonds beginning on November 1, 2022. The Subordinate Revenue Bonds will mature on October 1, 2047.
Rinecker Proton Therapy Center ("RPTC") Senior Secured Debt
In July 2017, the Company purchased the outstanding senior secured debt related to the RPTC in Munich, Germany for 21.5 million Euros or $24.5 million. By purchasing the senior secured debt, the Company has a right to 89 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced, and upon finalization of bankruptcy proceedings, the Company believes it is probable it will recover the outstanding senior secured debt balance and trade accounts receivable, net.
At both December 28, 2018 and September 28, 2018, the Company had $4.5 million in trade receivables, net, for RPTC, which does not include any unbilled receivables.
Georgia Proton Treatment Center ("GPTC") Security
In July 2017 and July 2018, the Company purchased a total of $16.1 million in Senior Capital Appreciation Bonds ("Senior Bonds"), which financed the GPTC. In September 2018, the Company sold $8.5 million, including accrued interest, of its current carrying value of its Senior Bonds for $8.3 million in cash. The Senior Bonds carry an interest rate of 8.0% per annum

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

with interest accruing up to the Senior Bonds face amount of $11.3 million on January 1, 2023 and then will pay cash interest semi-annually. The Company is scheduled, based upon the original terms, to start receiving annual principal payments on the Senior Bonds beginning on January 1, 2024. The Senior Bonds will mature on January 1, 2028.
In addition to the Senior Bonds, the Company had $8.6 million and $12.5 million as of December 28, 2018 and September 28, 2018, respectively, in trade and unbilled receivables, which included $8.4 million and $11.7 million, respectively, in unbilled receivables from GPTC.
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
In addition to the outstanding loan, the Company had $26.6 million and $24.1 million as of December 28, 2018 and September 28, 2018, respectively, in unbilled receivables from NYPC.
Maryland Proton Treatment Center ("MPTC") Securities
In August 2018, MPTC refinanced its then outstanding subordinated debt, including accrued interest, and notes receivable balances. As part of the refinancing, in exchange for its then outstanding subordinated loan, the Company received $22.9 million in Subordinate Revenue Bonds ("MPTC Series B-2 Bonds") that carry an interest rate of 8.5% per annum with interest accruing up to the MPTC Series B-2 Bonds face amount of $33.9 million until January 1, 2022 and then will pay cash interest semi-annually. The MPTC Series B-2 Bonds will mature on January 1, 2049. In exchange for its outstanding notes receivable, the Company also received $6.0 million in cash and $25.0 million in Subordinate Revenue Bonds ("MPTC Series B-1 Bonds") that carry an interest rate of 7.5% with interest accruing up to the MPTC Series B-1 Bonds face amount of $32.0 million on January 1, 2022 and then will pay cash interest semi-annually. The MPTC Series B-1 Bonds will mature on January 1, 2048. The MPTC Series B-1 Bonds are senior in right and time to the MPTC Series B-2 Bonds.
In addition to the bonds, the Company had $0.3 million and $0.5 million as of December 28, 2018, and September 28, 2018, respectively, in trade receivables, net, from MPTC.
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
In March 2017, California Proton Treatment Center, LLC ("Original CPTC") filed for bankruptcy and concurrently entered into a Debtor-in-Possession facility (the "DIP Facility") with the Lenders where the Company's pro-rata share of the DIP Facility was $7.3 million. In September 2017, the Lenders and Scripps signed a Transition Agreement to transition the operations of the center from Scripps to Proton Doctors Professional Corporation (“Practice”). As a result of these events, the Company recorded an impairment charge of $51.4 million to its Original CPTC Loans in fiscal year 2017.
Pursuant to an order of the Bankruptcy Court, the California Proton Treatment Center ("Original CPTC") conducted an auction of the Scripps Proton Therapy Center. On December 6, 2017 (“Closing Date”), the Bankruptcy Court approved the sale of

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Scripps Proton Therapy Center to California Proton Therapy Center, LLC (“CPTC”), an entity owned by the Lenders. The Lenders purchased all assets and assumed $112.0 million of Original CPTC’s outstanding liabilities. On December 13, 2017, the Bankruptcy Court dismissed the bankruptcy filing of Original CPTC.
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
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. In the first quarter of fiscal 2019, as provided in the initial agreement, the Lenders granted a one year extension to the term of the Revolving Loan. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of December 28, 2018, the Company has funded $4.2 million.
All of the tranches accrue paid-in-kind interest at 7.5% per annum, except the Tranche B and the Revolving Loan, which accrue paid-in-kind interest at 10% per annum. The seniority of these loans is as follows: Revolving Loan, Tranche A, Tranche B, Tranche C and Tranche D. If CPTC is in default, the interest rate of the Tranche A, C and D will increase to 9.5% and the interest rate on the Tranche B and the Revolving Loan will increase to 12.0%.
Considering Original CPTC’s financial difficulties, the modification of the original terms of the Former Loans, and the Lenders agreement to grant a concession on the Original CPTC Loans, the Company classified the transaction above as a troubled debt restructuring (“TDR”). The Company does not have any unamortized fees from the Former Loans and any prepayment penalties.
The Company, using a discounted cash flow approach, determined that the fair value of CPTC's equity as of Closing Date was $20.1 million. The Company's 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received was in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, the Company recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC is accounted for under the equity method of accounting, and the Company accounts for its equity method share of the income or loss of CPTC on a quarter lag basis. The Company recorded a loss from its equity investment in CPTC of $2.2 million in the three months ended December 28, 2018 in selling, general and administrative expenses on the Condensed Consolidated Statements of Earnings (Loss).
As of December 28, 2018 and September 28, 2018, the Company had recorded $1.5 million and $1.8 million, respectively, in accounts receivable, net, from CPTC.
Further, the Company has determined that CPTC is a variable interest entity because of the Company's participation in the loan facilities, equity ownership and its operations and maintenance agreement. The Company has one board seat out of five, has no special approval authority or veto rights for CPTC’s budget, and does not have the power to direct patient recruitment, clinical operations and management of CPTC, which the Company believes are the matters that most significantly affect their economic performance. Therefore, the Company does not have majority voting rights and no power to direct activities at CPTC, and as a result it is not the primary beneficiary of CPTC.
15. SEGMENT INFORMATION
The Company has two reportable operating segments: Oncology Systems and Proton Solutions. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
Description of Segments
The Oncology Systems segment designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiation therapy, and advanced treatments such as fixed field intensity-modulated radiation therapy

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

(“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy ("VMAT"), stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy (“SBRT”) and brachytherapy as well as associated quality assurance equipment. Products include linear accelerators, brachytherapy afterloaders, treatment accessories, and quality assurance software, information management, treatment planning and image processing, clinical knowledge exchange, patient care management, decision-making support and practice management software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as IMRT, IGRT, VMAT, SRS and SBRT, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by surgeons and radiation oncologists to perform stereotactic radiosurgery and by medical oncology departments to manage chemotherapy treatments. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.
The Proton Solutions segment develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.
The following information is provided for the purpose of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
The Company allocates corporate costs to its operating segments based on the relative revenues of Oncology Systems and Proton Solutions. The Company allocates these costs excluding certain corporate related costs, transactions or adjustments that the Company's CODM considers to be non-operational, such as restructuring and impairment charges, significant litigation charges or benefits and legal costs, acquisition-related expenses and benefits. Although the Company excludes these amounts from segment operating earnings, they are included in the condensed consolidated operating earnings and included in the reconciliation below.
The following table summarizes select operating results information for each reportable segment:

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Revenues
Oncology Systems	$702.5	$649.4
Proton Solutions	38.5	29.1
Total Company	$741.0	$678.5
Earnings before taxes
Oncology Systems	$124.1	$138.2
Proton Solutions	(8.8)	(15.2)
Total reportable segments	115.3	123.0
Unallocated corporate	(3.6)	(1.4)
Operating earnings	111.7	121.6
Interest income, net	2.7	1.1
Other income (expense), net	23.0	(0.2)
Total Company	$137.4	$122.5
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Revenues by Product Type

	Three Months Ended December 28, 2018
(In millions)	Oncology Systems	Proton Solutions	Total
Hardware	$313.6	$33.6	$347.2
Software (1)	131.2	—	131.2
Service	257.7	4.9	262.6
Total Revenues	$702.5	$38.5	$741.0

	Three Months Ended December 29, 2017
(In millions)	Oncology Systems	Proton Solutions	Total
Hardware	$293.1	$27.3	$320.4
Software (1)	115.1	—	115.1
Service	241.2	1.8	243.0
Total Revenues	$649.4	$29.1	$678.5

(1)	Includes software support agreements that are recorded in revenues from service in the Condensed Consolidated Statements of Earnings (Loss).
Revenues by Geographical Region

	Three Months Ended December 28, 2018
(In millions)	Oncology Systems	Proton Solutions	Total
Americas	$330.8	$19.6	$350.4
EMEA	234.5	16.5	251.0
APAC	137.2	2.4	139.6
Total Revenues	$702.5	$38.5	$741.0

North America (1)	$309.1	$19.6	$328.7
International	393.4	18.9	412.3
Total Revenues	$702.5	$38.5	$741.0

	Three Months Ended December 29, 2017
(In millions)	Oncology Systems	Proton Solutions	Total
Americas	$337.4	$19.3	$356.7
EMEA	183.5	9.5	193.0
APAC	128.5	0.3	128.8
Total Revenues	$649.4	$29.1	$678.5

North America (1)	$326.3	$19.3	$345.6
International	323.1	9.8	332.9
Total Revenues	$649.4	$29.1	$678.5

(1)	North America primarily includes United Statements and Canada.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Timing of Revenue Recognition

	Three Months Ended December 28, 2018
(In millions)	Products transferred at a point in time	Products and Services transferred over time	Total
Oncology Systems	$366.6	$335.9	$702.5
Proton Solutions	—	38.5	38.5
Total Revenues	$366.6	$374.4	$741.0

	Three Months Ended December 29, 2017
(In millions)	Products Transferred at a Point in Time	Products and Services Transferred Over Time	Total
Oncology Systems	$338.3	$311.1	$649.4
Proton Solutions	—	29.1	29.1
Total Revenues	$338.3	$340.2	$678.5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of December 28, 2018, and the related condensed consolidated statements of earnings (loss), of comprehensive earnings (loss), of equity and of cash flows for the three-month periods ended December 28, 2018 and December 29, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 28, 2018, and the related consolidated statements of earnings, of comprehensive earnings, of equity and of cash flows for the year then ended (not presented herein), and in our report dated November 26, 2018, which included a paragraph describing a change in the manner of accounting for revenue from contracts with customers in the 2018 consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 28, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Jose, California
February 5, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: growth strategies; industry or market segment outlook; economic and market conditions; global trends; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, and proton therapy; growth drivers; future orders, revenues, operating expenses, tax rate, cash flows, backlog, earnings growth or other financial results; capital expenditures; new and potential future tariffs or cross-border trade restrictions; changes in political, regulatory, safety or economic conditions; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018 (the “2018 Annual Report”), as well as the information contained under Part I, Item 1A "Risk Factors" of the 2018 Annual Report and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q , and other information provided from time to time in our other filings with the SEC.
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
We have two reportable operating segments: Oncology Systems and Proton Solutions. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.

Long-term growth and value creation strategy
We are focused on cancer care solutions and are well-positioned to positively influence more and more patients globally every day by bringing smarter and simpler solutions to healthcare providers. Our long-term growth and value creation strategy is to transform our company from the global leader in radiation therapy to the global leader in multi-disciplinary, integrated cancer care solutions. We intend to leverage our deep customer relationships, human-centered design, scale and financial strength to selectively broaden our capabilities to help cancer patients. To achieve these long-term objectives, we are focused on driving growth through strengthening our leadership in radiation therapy, extending our global footprint and expanding into other addressable markets.
Highlights for the first three months ended December 28, 2018
Financial Summary

	For the three months ended
(In millions, except per share amounts)	December 28, 2018	December 29, 2017	Change
Gross Orders	$721.7	$666.1	8%
Oncology Systems	$716.5	$619.9	16%
Proton Solutions	$5.2	$46.2	(89)%
Backlog	$3,174.7	$3,020.8	5%
Revenues	$741.0	$678.5	9%
Oncology Systems	$702.5	$649.4	8%
Proton Solutions	$38.5	$29.1	32%
Gross margin as a percentage of revenues	42.7%	44.6%	(197) bps
Effective tax rate	24.4%	191.5%
Net earnings (loss)	$103.9	$(112.2)	n/m
Diluted net earnings (loss) per share	$1.12	$(1.22)	n/m
Net cash provided by operating activities	$140.9	$179.0	(21)%
Number of shares repurchased	0.3	0.5	(39)%
Total cost of shares repurchased	$34.8	$56.7	(39)%
n/m - not meaningful

Tariff Measures. On July 6, 2018, the Trump Administration imposed 25% tariffs on a variety of imports from China, including Varian’s radiotherapy systems manufactured in China and certain components imported into the U.S. for our manufacturing and service activities. The Administration subsequently imposed tariffs on two additional lists of products from China; the first of these additional lists involves 25% tariffs and the second list imposes 10% tariffs increasing to 25% on March 2, 2019. We expect our imports into the U.S. to be impacted less by these two tariff lists than by the initial tariff list.

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
We are participating in the Office of the U.S. Trade Representative ("USTR") process to consider product-specific exclusions from these tariffs. On December 21, 2018, USTR announced its approval of our request to exclude certain radiotherapy systems manufactured in China, and this decision was later published on December 28, 2018. This exclusion means Varian’s imports of radiotherapy systems from China into the U.S. will not be subject to the China tariffs. While we are uncertain of the outcome of our remaining three exclusion requests to the USTR relating to certain components imported from China, if we are successful, we could be provided relief from these tariffs retroactive to the date of their enactment. We also are engaged in advocating for exemption of similar products from the Chinese retaliatory tariffs. In addition, we continue to engage in ongoing planning in and optimization of our global manufacturing and supply chain operations in light of the long-term uncertainty of these tariff measures and to have a more resilient business disruption and continuity plan.
In the aggregate these tariffs will be referred to as "U.S./China tariffs."
Currency Fluctuation. In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and Oncology Systems gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. Percentage changes in revenue and gross orders are not adjusted for constant currency unless indicated.
Currency fluctuations did not have a material impact on total revenues and Oncology Systems gross orders, respectively, for the three months ended December 28, 2018, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
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
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Approximately half of Oncology Systems gross orders and revenues come from international markets, within which certain emerging markets typically can have lower gross margins and longer installation cycles since many of these purchases are for new sites where treatment vaults need to be constructed. We have also seen an increased portion of gross orders and revenues coming from services and software licenses, both of which have higher gross margin percentages than our hardware products. We have also been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding the medical device tax, and reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue in future fiscal years. We believe this uncertainty could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability. Given all the dynamic elements affecting this market, as outlined above, we believe the North America market will continue to grow in the low to mid-single digit range.
In the radiation oncology markets outside of North America, we expect the EMEA market to grow over the long term with varying growth rates across the region. In APAC, we expect China to lead longer-term regional growth, with slower growth in the Japanese market. Latin America is currently experiencing volatility; however, our long-term outlook is cautiously optimistic. Overall, we believe the global radiation oncology market can grow over the long term, in constant currencies, in the mid-single-digit range.
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

We are investing substantial resources to grow this business. Proton therapy facilities are large-scale construction projects that are time consuming and involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. Credit markets have improved in recent years but the funding environment for large capital projects, such as proton therapy projects, is still challenging. Our current focus is bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility and to reduce its cost of treatment per patient, so that it is more widely accepted and deployed.
As of December 28, 2018, we had a total of $167.1 million of loans outstanding and accrued interest, available-for-sale securities, notes receivable and short-term senior secured debt to Proton Solutions customers. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates.

We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. During the three months ended December 28, 2018, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report.

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019, and fiscal year 2018 was the 52-week period that ended September 28, 2018. The fiscal quarters ended December 28, 2018 and December 29, 2017 were both 13-week periods.
Discussion of Results of Operations for the Three Months Ended December 28, 2018 Compared to the Three Months Ended December 29, 2017
Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change
Product	$400.2	$365.6	9%
Service	340.8	312.9	9%
Total Revenues	$741.0	$678.5	9%
Product as a percentage of total revenues	54%	54%
Service as a percentage of total revenues	46%	46%
Total product and service revenues increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenues from Proton Solutions.

Revenues by geographical region	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change	Constant Currency (1)
Americas	$350.4	$356.7	(2)%	(2)%
EMEA	251.0	193.0	30%	33%
APAC	139.6	128.8	8%	10%
Total Revenues	$741.0	$678.5	9%	10%

North America	$328.7	$345.6	(5)%	(5)%
International	412.3	332.9	24%	26%
Total Revenues	$741.0	$678.5	9%	10%
North America as a percentage of total revenues	44%	51%
International as a percentage of total revenues	56%	49%
The Americas revenues decreased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to a decrease in revenues from Oncology Systems. EMEA and APAC revenues both increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems and to a lesser extent, an increase in revenues from Proton Solutions.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change	Constant Currency
Product	$366.6	$338.3	8%	9%
Service	335.9	311.1	8%	9%
Total Oncology Systems Revenues	$702.5	$649.4	8%	9%
Product as a percentage of total Oncology Systems revenues	52%	52%
Service as a percentage of total Oncology Systems revenues	48%	48%
Oncology Systems revenues as a percentage of total revenues	95%	96%
Oncology Systems product revenues increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to an increase in revenues from higher volumes of hardware shipments and an increase in revenues from software products, partially offset by an approximately $8 million impact from the U.S./China tariffs.
Oncology Systems service revenues, which include performance obligations for installation, training and warranty, increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to the ongoing customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by geographical region	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change	Constant Currency
Americas	$330.8	$337.4	(2)%	(2)%
EMEA	234.5	183.5	28%	31%
APAC	137.2	128.5	7%	8%
Total Oncology Systems Revenues	$702.5	$649.4	8%	9%

North America	$309.1	$326.3	(5)%	(5)%
International	393.4	323.1	22%	24%
Total Oncology Systems Revenues	$702.5	$649.4	8%	9%
North America as a percentage of total Oncology Systems revenues	44%	50%
International as a percentage of total Oncology Systems revenues	56%	50%
Americas Oncology Systems revenues decreased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to a decrease in revenues from hardware products and software licenses in North America, partially offset by an increase in revenues from Latin America.
EMEA Oncology Systems revenues increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to an increase in revenues from hardware products, and to a lesser extent, an increase in revenues from services and software licenses.
APAC Oncology Systems revenues increased in the three months ended December 28, 2018, compared to the year-ago periods, primarily due to an increase in revenues from services and software licenses, partially offset by a decrease in revenues from hardware products, which includes the $8 million impact from the U.S./China tariffs.
Variations of higher and lower revenues between the North America and international regions are impacted by regional factors influencing our gross orders, which include government spending, philanthropy/donations, economic and political instability in some countries, uncertainty created by U.S. health care policy, such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States, and different technology adoption cycles. See further discussion of orders under “Gross Orders.”
Proton Solutions Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change
Product	$33.6	$27.3	23%
Service	4.9	1.8	172%
Total Proton Solutions Revenues	$38.5	$29.1	32%
Proton Solutions revenues as a percentage of total revenues	5%	4%
Revenues from Proton Solutions increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to the progress made on centers under construction and the increase in centers transitioned to service contracts.

Gross Margin

Dollars by segment	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change
Oncology Systems	$309.8	$300.5	3%
Proton Solutions	6.3	2.3	179%
Gross margin	$316.1	$302.8	4%
Percentage by segment
Oncology Systems	44.1%	46.3%
Proton Solutions	16.9%	8.0%
Total Company	42.7%	44.6%
Percentage by sales classification
Total Company - Product	33.4%	38.8%
Total Company - Service	53.6%	51.5%
Oncology Systems - Product	35.8%	40.8%
Oncology Systems - Service	53.2%	52.2%
Oncology Systems product gross margin percentage decreased in the three months ended December 28, 2018 compared to the year-ago period, primarily due to an approximately $11 million impact from the U.S./China tariffs, comprised of the $8 million in revenues and $3 million in cost of revenues, and an increase in revenues from regions with lower margins. Oncology Systems service gross margin percentage increased in the three months ended December 28, 2018 compared to the year-ago period, primarily due to an improvement in margins from service contracts.
Proton Solutions gross margin percentage increased in the three months ended December 28, 2018 compared to the year-ago period, primarily due to an increase in revenues from services.
Research and Development

	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change
Research and development	$60.9	$55.9	9%
Research and development as a percentage of total revenues	8%	8%
Research and development expenses increased $5.0 million in the three months ended December 28, 2018, compared to the year-ago period, primarily due to an increase in investments in new product development projects and the enhancement of existing products in Oncology Systems.
Selling, General and Administrative

	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change
Selling, general and administrative	$143.5	$125.3	15%
Selling, general and administrative as a percentage of total revenues	19%	18%
Selling, general and administrative expenses increased $18.2 million in the three months ended December 28, 2018, compared to the year-ago period, primarily due to an increase in employee-related costs, largely due to an increase in headcount in Oncology Systems, a $2.7 million increase related to the ASTRO trade show held in the first quarter of fiscal year 2019, and a $2.2 million loss on our equity investment in CPTC.

Other Income, Net

	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change
Interest income	$3.9	$3.2	24%
Interest expense	(1.2)	(2.1)	(38)%
Other income (expense), net	23.0	(0.2)	n/m
Total Other income, net	$25.7	$0.9
n/m - not meaningful
Interest income, increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to an increase in interest income generated from our cash holdings due to higher interest rates as compared to the prior period.
Interest expense decreased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to a decrease in borrowings from our credit facility.
Other income (expense), net, increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to the $22.0 million gain on the sale of a privately-held company in the first quarter of fiscal year 2019.
Taxes on Earnings

	Three Months Ended
	December 28, 2018	December 29, 2017	Change
Taxes on earnings	$33.5	$234.7	(86.0)%
Effective tax rate	24.4%	191.5%
Our effective tax rate decreased in the three months ended December 28, 2018, compared to the year-ago period, primarily because the prior period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act (the "Act"), which was signed into U.S. law on December 22, 2017.
Our effective tax rate is impacted by the percentage of our total earnings that comes from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We also expect that our effective tax rate may experience increased fluctuations from period to period. See Note 12, "Taxes on Earnings," of the Notes to the Consolidated Financial Statements in our 2018 Annual Report.
Diluted Net Earnings Per Share

	Three Months Ended
	December 28, 2018	December 29, 2017	Percent Change
Diluted net earnings (loss) per share	$1.12	$(1.22)	192%
Diluted net earnings (loss) per share increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to an increase in income tax expense as a result of the Act in first quarter of fiscal year 2018 and the $22.0 million gain on the sale of a privately-held company in the first quarter of fiscal year 2019.

Gross Orders

Total Gross Orders by segment	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change
Oncology Systems	$716.5	$619.9	16%
Proton Solutions	5.2	46.2	(89)%
Total Gross Orders	$721.7	$666.1	8%
Gross orders are defined as new orders recorded during the period and revisions to previously recorded orders. New orders are recorded for the total contractual amount, excluding certain pass-through items and service items which are recognized as the revenues is recognized, once a written agreement for the delivery of goods or provision of services is in place and, other than Proton Solutions, when shipment of the product is expected to occur within two years, so long as any contingencies are deemed perfunctory. For our Proton Solutions business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are deemed perfunctory. We will not record Proton Solutions orders if there are major financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending. We perform a quarterly review to verify that outstanding orders remain valid. If an order is no longer expected to be converted to revenue, we record a backlog adjustment which reduces backlog but does not impact gross orders for the period.
Gross orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from order to shipment and/or completion of installation and acceptance, than hardware or older products. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause gross orders in our Proton Solutions business to vary significantly, making comparisons between fiscal periods more difficult.
Oncology Systems Gross Orders

Gross Orders by geographical region	Three Months Ended
(Dollars in millions)	December 28, 2018	December 29, 2017	Percent Change	Constant Currency
Americas	$335.9	$299.5	12%	12%
EMEA	218.3	190.4	15%	17%
APAC	162.3	130.0	25%	26%
Total Oncology Systems Gross Orders	$716.5	$619.9	16%	17%

North America	$313.5	$278.7	12%	13%
International	403.0	341.2	18%	20%
Total Oncology Systems Gross Orders	$716.5	$619.9	16%	17%
The Americas Oncology Systems gross orders increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to the growth in orders for our hardware products, software licenses and services in North America.
EMEA Oncology Systems gross orders increased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to the growth in orders from across the region, particularly in emerging markets, for our hardware products, services and software licenses.
APAC Oncology Systems gross orders increased in the three months ended December 28, 2018, compared to the year-ago period due to the growth in orders across the region, primarily in Greater China, Southeast Asia and South Korea, for our hardware products and services.

The trailing 12 months' growth in gross orders for Oncology Systems at the end of the first quarter of fiscal year 2019 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	December 28, 2018	September 28, 2018	June 29, 2018	March 30, 2018
Americas	7%	5%	2%	1%
EMEA	16%	17%	20%	15%
APAC	13%	9%	(3)%	2%
North America	5%	3%	4%	2%
International	16%	15%	9%	8%
Total Oncology Systems Gross Orders	11%	9%	6%	5%
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
Proton Solutions Gross Orders
Proton Solutions gross orders decreased in the three months ended December 28, 2018, compared to the year-ago period, primarily due to recording no gross orders in the first quarter of fiscal year 2019 and recording two orders in the first quarter of fiscal year 2018.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Backlog at December 28, 2018 was $3.2 billion, which includes approximately $199 million in Proton Solutions backlog, which was an increase of 5% over the backlog at December 29, 2017. Our Oncology Systems backlog at December 28, 2018 was 11% higher than the backlog at December 29, 2017, which reflected an increase of 11% for both the international regions and North America, respectively.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are classified as dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled a net addition of $11.0 million in the three months ended December 28, 2018, compared to a net reduction of $50.0 million in the year-ago period.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash:

(In millions)	December 28, 2018	September 28, 2018	Increase
Cash and cash equivalents	$616.0	$504.8	$111.2
Restricted cash	12.7	11.6	1.1
Total cash, cash equivalents and restricted cash	$628.7	$516.4	$112.3

The increase in cash, cash equivalents and restricted cash in the three months ended December 28, 2018 was primarily due to $140.9 million of cash provided by operating activities, $29.9 million in proceeds from the sale of a privately-held company and $22.0 million in proceeds from the issuance of common stock to employees, partially offset by $34.8 million used for the repurchase of shares of VMS common stock, $25.5 million used for acquisitions, $14.0 million used for purchases of property, plant, and equipment, and $4.4 million used for tax withholdings on vesting of equity awards.
At December 28, 2018, we had approximately $137 million, or 22%, of cash and cash equivalents in the United States, which included approximately $77 million held as money market funds, and approximately $479 million, or 78%, of cash and cash equivalents was held abroad. In light of the recent changes to the U.S. federal taxation of foreign earnings, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of December 28, 2018, most of our cash and cash equivalents that was held abroad was in U.S. Dollars and was primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Three Months Ended
(In millions)	December 28, 2018	December 29, 2017
Net cash flow provided by (used in):
Operating activities	$140.9	$179.0
Investing activities	(13.1)	(25.6)
Financing activities	(17.2)	(42.8)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	1.7	(4.0)
Net increase in cash, cash equivalents and restricted cash	$112.3	$106.6
Our primary cash inflows and outflows for the three months ended December 28, 2018, as compared to the three months ended December 29, 2017, were as follows:

•
In the three months ended December 28, 2018, net cash provided by operating activities was $140.9 million compared to $179.0 million in the three months ended December 29, 2017. The $38.1 million decrease in net cash from operating activities was driven by a $188.5 million decrease in the net change from operating assets and liabilities and a $65.7 million decrease from non-cash items partially offset by a $216.1 million increase in net earnings.

•	The major contributors to the net change in operating assets and liabilities in the three months ended December 28, 2018 were as follows:

◦	Inventory increased $32.4 million primarily to support a higher volume of orders in Oncology Systems.

◦	Prepaid expenses and other assets decreased $8.6 million primarily due to a decrease in prepaid income taxes.

◦	Accounts payable increased $13.5 million primarily due to timing of payments.

◦
Accrued liabilities and other long-term liabilities decreased $12.5 million primarily due to the payment of compensation costs accrued in fiscal year 2018, partially offset by an increase in income tax accruals.

◦	Deferred revenues increased $47.2 million primarily due to an increase in billing ahead of revenue recognition due to changes in the mix of contractual billing terms.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, trade receivable collections, inventory management, and the timing and amount of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A herein and in Part I, Item 1A of our 2018 Annual Report.

•
In the three months ended December 28, 2018, cash used in investing activities was $13.1 million, compared to $25.6 million in the three months ended December 29, 2017. In the three months ended December 28, 2018, cash used in investing activities primarily included $25.5 million used for acquisitions, $14.0 million for the purchases of property, plant and equipment, partially offset by $29.9 million received from the sale of a privately-held company. In the three months ended December 29, 2017, cash used in investing activities primarily included $9.3 million for the purchases of property, plant and equipment, a $6.0 million investment in an available-for-sale security, $4.6 million in loans to CPTC, a $2.6 million deposit in an escrow account related to an acquisition that occurred in the second quarter of fiscal year 2018, and $2.5 million in investments in privately-held companies.

•
In the three months ended December 28, 2018, cash used in financing activities was $17.2 million compared to $42.8 million in the three months ended December 29, 2017. In the three months ended December 28, 2018, cash used in financing activities primarily included $34.8 million for the repurchase of VMS common stock, partially offset by $22.0 million in proceeds from the issuance of common stock to employees. In the three months ended December 29, 2017, cash used in financing activities primarily included $56.7 million for the repurchase of VMS common stock, $10.0 million in debt repayments, net of borrowings, under our credit facility agreements, partially offset by $24.2 million in proceeds from the issuance of common stock to employees.

We expect our total fiscal year 2019 capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2% of revenues in fiscal year 2019.
2018 Revolving Credit Facility
As of December 28, 2018 and September 28, 2018, we did not have any outstanding borrowings under the 2018 Revolving Credit Facility.
On April 3, 2018, we entered into the 2018 Credit Agreement with certain lenders and Bank of America, N.A. as administrative agent. The 2018 Credit Agreement provides for a five-year revolving credit facility ("2018 Revolving Credit Facility") in an aggregate principal amount of up to $1.8 billion. The 2018 Revolving Credit Facility also includes a $50.0 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the 2018 Revolving Credit Facility, we have the right to (i) request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or increased commitments and certain other conditions are met. The proceeds of the 2018 Revolving Credit Facility may be used for working capital, capital expenditures, share repurchases, permitted acquisitions and other corporate purposes.
Borrowings under the 2018 Revolving Credit Facility accrue interest based on either (i) the Eurodollar Rate plus a margin of 1.000% to 1.375% based on a net leverage ratio involving funded indebtedness and EBITDA, or (ii) a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.000% to 0.375% based on the same leverage ratio, depending upon instructions from us. Borrowings under the 2018 Revolving Credit Facility have a contract repayment date of twelve months, or less, and a final maturity of five years if based on the Eurodollar Rate and all overnight borrowings on the base rate would also have a final maturity of five years.
We must pay a commitment fee on the unused portion of the 2018 Revolving Credit Facility at a rate from 0.125% to 0.25% based on a net leverage ratio. We may prepay, reduce or terminate the commitments without penalty. Swing line loans under the 2018 Revolving Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans.
The 2018 Credit Agreement contains affirmative and negative covenants applicable to us and our subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. We agreed to maintain a financial covenant which requires a maximum consolidated net leverage ratio. We were in compliance with all financial covenants under the 2018 Credit Agreement for all periods within these condensed consolidated financial statements.
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
The ratio of current assets to current liabilities increased to 1.73 to 1 at December 28, 2018 from 1.63 to 1 at September 28, 2018, primarily due to an increase in current assets.
Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) increased to 111 days at December 28, 2018 from 107 days at December 29, 2017. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. Proton Solutions' DSO is not meaningful because it is highly variable. As of December 28, 2018, approximately 5% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	December 28, 2018	December 29, 2017
Number of shares	0.3	0.5
Average repurchase price per share	$108.90	$108.16
Total cost	$34.8	$56.7
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of December 28, 2018, approximately 3.3 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act. As of December 28, 2018, our liability for uncertain tax positions was $48.4 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. The Act allows taxpayers to elect to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of December 28, 2018, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $143.9 million.
Except for the item discussed above, there has been no significant change to the other contractual obligations we reported in our 2018 Annual Report.

Contingencies
Environmental Remediation Liabilities
For a discussion of environmental remediation liabilities, see Note 8, "Commitments and Contingencies," of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.
Other Matters
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See Note 8, "Commitments and Contingencies," of the Notes to the Condensed Consolidated Financial Statements, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of December 28, 2018, we have not incurred any significant costs since the spin-off of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. in 1999 or the distribution of Varex Imaging Corporation to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Recent Accounting Standards or Updates Not Yet Effective
See Note 1, "Summary of Significant Accounting Policies," of the Notes to the Condensed Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to Proton Solutions customers. As of December 28, 2018, we had a total of $48.2 million in loans outstanding to CPTC and $118.9 million carrying value of loans outstanding to Proton Solutions customers, including accrued interest, available-for-sale securities, notes receivable and short-term senior secured debt. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
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
We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency sale transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. Dollars. The foreign currency transactions that fit our risk management policy criteria are hedged with foreign currency forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative or trading purposes. The forward contracts outstanding as of December 28, 2018 range from one to thirteen months in maturity.
We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the subsidiaries' functional currency or the U.S. Dollar.
The notional values of our sold and purchased foreign currency forward contracts outstanding as of December 28, 2018 were $411.2 million and $67.8 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of December 28, 2018. The principal amount of cash and cash equivalents at December 28, 2018 totaled $616.0 million with a weighted average interest rate of 0.98%. Cash and cash equivalents at December 28, 2018 include $77.1 million of money market funds with a weighted average interest rate of 2.29%.
Our available-for-sale securities are carried at fair value. At December 28, 2018, our available-for-sale securities, which include accrued interest are as follows:

(In millions, except for percentages)	Fair Value	Interest Rate
MPTC Series B-1 Bonds	$25.6	7.5%
MPTC Series B-2 Bonds	$23.6	8.5%
GPTC securities	$8.3	8.0%
APTC securities	$6.2	8.5%
To date, we have not used derivative financial instruments to hedge the interest rate within our investment portfolio, borrowings, but may consider the use of derivative instruments in the future. In addition, although payments under certain of our operating leases for our facilities are tied to market indices, these operating leases do not expose us to material interest rate risk.
Item 4. Controls and Procedures

(a)
Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”))

required by Exchange Act Rules 13a-15(b) or 15d-15(b), as applicable, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 8, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.
Item 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended September 28, 2018, except as follows:
Tariffs or cross-border trade restrictions could increase the cost of our products.
On July 6, 2018, the Trump Administration imposed 25% tariffs on a variety of imports from China, including Varian’s radiotherapy systems manufactured in China and certain components imported into the U.S. for our manufacturing and service activities. The Administration subsequently imposed tariffs on two additional lists of products from China; the first of these additional lists involves 25% tariffs and the second list imposes 10% tariffs increasing to 25% on March 2, 2019. We expect our imports into the U.S. to be impacted less by these two additional tariff lists than by the initial tariff list.
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
We are participating in the Office of the U.S. Trade Representative (“USTR”) process to consider product-specific exclusions from these tariffs. On December 21, 2018, USTR announced its approval of our request to exclude certain radiotherapy systems manufactured in China, and this decision was later published on December 28, 2018. This exclusion means Varian’s imports of radiotherapy systems from China into the U.S. will not be subject to the China tariffs. While we have been successful in our request to exclude radiotherapy systems there can be no assurance that we will be successful in obtaining an exclusion for our additional requests relating to certain components imported from China nor is there an assurance that the Chinese government will provide reciprocal relief from the retaliatory tariffs.
The decision by British voters to exit the European Union may negatively impact our operations.

The United Kingdom (“U.K.”) is currently negotiating the terms of its exit from the European Union (“Brexit”) scheduled for March 29, 2019. In November 2018, the U.K. and the European Union agreed upon a draft Withdrawal Agreement that sets out the terms of the U.K.’s departure, including a transition period from March 29, 2019 through December 31, 2020 to allow time for a future trade deal to be agreed. On January 15, 2019, the draft Withdrawal Agreement was rejected by the U.K. Parliament creating significant uncertainty about the terms (and timing) under which the U.K. will leave the European Union.

If the U.K. leaves the European Union with no agreement, it will likely have an adverse impact on labor and trade and will create further short-term currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization, which could result in higher importation costs for our products. In addition, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Moreover, currency volatility could drive a weaker pound which could result in a decrease in the profitability of our U.K. operations. Any adjustments we make to our business and operations as a result of Brexit could result in significant expense and take significant time to complete.

While we have not experienced any material financial impact from Brexit on our U.K. business to date, sales into the U.K. represented approximately 4% of our total revenues in fiscal year 2018 and we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2019 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 29, 2018 - October 26, 2018	0.3	$108.90	0.3	3.3
October 27, 2018 - November 23, 2018	—	$—	—	3.3
November 24, 2018 - December 28, 2018	—	$—	—	3.3
Total	0.3	$108.90	0.3	3.3

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

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	February 5, 2019	By:	/s/ GARY E. BISCHOPING JR.
Gary E. Bischoping Jr.
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)