Form 10-Q
period 2019-03-29
VARIAN MEDICAL SYSTEMS INC
filed 2019-05-08
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-7598
  _________________________________________________
VARIAN MEDICAL SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
 ____________________________________________________________

Delaware	94-2359345
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Hansen Way, Palo Alto, California	94304-1038
(Address of principal executive offices)	(Zip Code)
(650) 493-4000
(Registrant’s telephone number, including area code)
___________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1 par value	VAR	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of April 26, 2019, the registrant had 90,945,747 shares of common stock, par value $1 per share, outstanding.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended March 29, 2019

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenues:
Product	$430.5	$393.8	$830.7	$759.4
Service	348.9	336.1	689.7	649.0
Total revenues	779.4	729.9	1,520.4	1,408.4
Cost of revenues:
Product	294.4	264.2	561.0	488.1
Service	166.8	147.2	325.1	299.0
Total cost of revenues	461.2	411.4	886.1	787.1
Gross margin	318.2	318.5	634.3	621.3
Operating expenses:
Research and development	59.4	58.9	120.3	114.8
Selling, general and administrative	149.0	139.4	292.5	264.7
Impairment charges	—	11.1	—	11.1
Total operating expenses	208.4	209.4	412.8	390.6
Operating earnings	109.8	109.1	221.5	230.7
Interest income	4.0	3.6	7.9	6.8
Interest expense	(1.0)	(2.3)	(2.2)	(4.4)
Other income (expense), net	0.2	(14.8)	23.2	(15.0)
Earnings before taxes	113.0	95.6	250.4	218.1
Taxes on earnings	24.6	22.4	58.1	257.1
Net earnings (loss)	88.4	73.2	192.3	(39.0)
Less: Net earnings (loss) attributable to noncontrolling interests	(0.2)	—	0.5	0.1
Net earnings (loss) attributable to Varian	$88.6	$73.2	$191.8	$(39.1)
Net earnings (loss) per share - basic	$0.97	$0.80	$2.11	$(0.43)
Net earnings (loss) per share - diluted	$0.96	$0.79	$2.09	$(0.43)
Shares used in the calculation of net earnings (loss) per share:
Weighted average shares outstanding - basic	91.0	91.5	91.0	91.6
Weighted average shares outstanding - diluted	91.9	92.6	92.0	91.6
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
(In millions)	2019	2018	2019	2018
Net earnings (loss)	$88.4	$73.2	$192.3	$(39.0)
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.1 and $0.1, for the three and six months ended March 29, 2019, respectively, and $0.0* and $0.1, for the corresponding periods of fiscal year 2018, respectively	(0.1)	(0.3)	(0.3)	(0.5)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.1) and ($0.2), for three and six months ended March 29, 2019, respectively, and ($0.1) and ($0.3), for the corresponding periods of fiscal year 2018, respectively	0.4	0.7	0.9	1.2
	0.3	0.4	0.6	0.7
Derivative instruments:
Change in unrealized loss, net of tax benefit of $0.2 and $0.3, for the three and six months ended March 30, 2018, respectively	—	(0.4)	—	(0.6)
Reclassification adjustments, net of tax expense of ($0.3) for both the three and six months ended March 30, 2018, respectively	—	0.7	—	0.6
	—	0.3	—	—
Currency translation adjustment	(3.1)	6.6	(7.1)	9.7
Other comprehensive earnings (loss)	(2.8)	7.3	(6.5)	10.4
Comprehensive earnings (loss)	85.6	80.5	185.8	(28.6)
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	(0.2)	—	0.5	0.1
Comprehensive earnings (loss) attributable to Varian	$85.8	$80.5	$185.3	$(28.7)

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29,	September 28,
(In millions, except par values)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$546.3	$504.8
Trade and unbilled receivables, net of allowance for doubtful accounts of $43.9 at March 29, 2019, and $41.1 at September 28, 2018	1,029.2	1,009.9
Inventories	478.0	438.1
Prepaid expenses and other current assets	207.7	233.3
Current assets of discontinued operations	—	2.3
Total current assets	2,261.2	2,188.4
Property, plant and equipment, net	268.4	274.6
Goodwill	309.3	293.6
Intangible assets	90.8	101.1
Deferred tax assets	94.9	102.2
Other assets	365.6	292.8
Total assets	$3,390.2	$3,252.7
Liabilities and Equity
Current liabilities:
Accounts payable	$208.7	$190.3
Accrued liabilities	352.2	419.7
Deferred revenues	757.9	729.7
Total current liabilities	1,318.8	1,339.7
Other long-term liabilities	331.3	324.3
Total liabilities	1,650.1	1,664.0
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.2 shares issued and outstanding at both March 29, 2019, and at September 28, 2018, respectively	91.2	91.2
Capital in excess of par value	813.6	778.1
Retained earnings	902.3	780.4
Accumulated other comprehensive loss	(71.8)	(65.3)
Total Varian stockholders' equity	1,735.3	1,584.4
Noncontrolling interest	4.8	4.3
Total equity	1,740.1	1,588.7
Total liabilities and equity	$3,390.2	$3,252.7

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 29,	March 30,
(In millions)	2019	2018
Cash flows from operating activities:
Net earnings (loss)	$192.3	$(39.0)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Share-based compensation expense	23.0	21.2
Depreciation	25.8	25.4
Amortization of intangible assets	11.4	10.4
Gain on sale of equity investments, net	(21.8)	—
Deferred taxes	7.4	41.8
Impairment charges	—	11.1
Loss on hedges related to acquisition-related activities	—	16.4
Loss on equity investments	2.2	0.9
Provision for doubtful accounts receivable	4.0	2.0
Other, net	(1.9)	(0.9)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and unbilled receivables	(58.6)	28.4
Inventories	(41.9)	(10.9)
Prepaid expenses and other assets	(19.3)	—
Accounts payable	23.7	0.9
Accrued liabilities and other long-term liabilities	(74.2)	125.3
Deferred revenues	55.4	11.5
Net cash provided by operating activities	127.5	244.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(25.2)	(17.8)
Acquisitions, net of cash acquired	(25.0)	(29.6)
Purchase of equity investments	(11.8)	(3.1)
Sale of equity investment	29.9	—
Principal payments on notes receivable	0.1	5.2
Investment in available-for-sale security	—	(6.0)
Sale of available-for-sale security	—	8.0
Loans to CPTC	(1.1)	(5.3)
Purchase of foreign currency option related to acquisition-related activities	—	(5.5)
Amounts paid to deferred compensation plan trust account	(2.5)	(1.3)
Other, net	1.0	0.4
Net cash used in investing activities	(34.6)	(55.0)
Cash flows from financing activities:
Repurchases of common stock	(85.6)	(92.7)
Proceeds from issuance of common stock to employees	38.6	44.6
Tax withholdings on vesting of equity awards	(13.9)	(11.1)
Cash received from Varex Imaging Corporation	4.1	—
Borrowings under credit facility agreement	—	234.3
Repayments under credit facility agreement	—	(209.3)
Net repayments under the credit facility agreements with maturities less than 90 days	—	(120.0)
Other	(0.1)	—
Net cash used in financing activities	(56.9)	(154.2)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	6.5	(11.5)
Net increase in cash, cash equivalents, and restricted cash	42.5	23.8
Cash, cash equivalents, and restricted cash at beginning of period	516.4	718.5
Cash, cash equivalents, and restricted cash at end of period	$558.9	$742.3

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at September 28, 2018	91.2	$91.2	$778.1	$780.4	$(65.3)	$1,584.4	$4.3	$1,588.7
Net earnings	—	—	—	103.2	—	103.2	0.7	103.9
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Issuance of common stock	0.3	0.3	21.7	—	—	22.0	—	22.0
Tax withholdings on vesting of equity awards	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Share-based compensation expense	—	—	10.5	—	—	10.5	—	10.5
Repurchases of common stock	(0.3)	(0.3)	(6.6)	(27.9)	—	(34.8)	—	(34.8)
Other	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balances at December 28, 2018	91.2	$91.2	$799.3	$855.5	$(69.0)	$1,677.0	$5.0	$1,682.0
Net earnings (loss)	—	—	—	88.6	—	88.6	(0.2)	88.4
Other comprehensive loss	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Issuance of common stock	0.5	0.5	19.8	—	—	20.3	—	20.3
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(9.4)	—	—	(9.5)	—	(9.5)
Share-based compensation expense	—	—	12.5	—	—	12.5	—	12.5
Repurchases of common stock	(0.4)	(0.4)	(8.6)	(41.8)	—	(50.8)	—	(50.8)
Balances at March 29, 2019	91.2	$91.2	$813.6	$902.3	$(71.8)	$1,735.3	$4.8	$1,740.1

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balances at September 29, 2017	91.7	$91.7	$716.1	$778.6	$(68.8)	$1,517.6	$4.3	$1,521.9
Net earnings (loss)	—	—	—	(112.3)	—	(112.3)	0.1	(112.2)
Other comprehensive earnings	—	—	—	—	3.1	3.1	—	3.1
Issuance of common stock	0.4	0.4	23.8	—	—	24.2	—	24.2
Tax withholdings on vesting of equity awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	—	10.7	—	—	10.7	—	10.7
Repurchases of common stock	(0.5)	(0.5)	(10.4)	(45.8)	—	(56.7)	—	(56.7)
Other	—	—	0.6	(0.3)	—	0.3	—	0.3
Balances at December 29, 2017	91.6	$91.6	$740.5	$620.2	$(65.7)	$1,386.6	$4.4	$1,391.0
Net earnings	—	—	—	73.2	—	73.2	—	73.2
Other comprehensive earnings	—	—	—	—	7.3	7.3	—	7.3
Issuance of common stock	0.5	0.5	20.9	—	—	21.4	—	21.4
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(10.7)	—	—	(10.8)	—	(10.8)
Share-based compensation expense	—	—	10.5	—	—	10.5	—	10.5
Repurchases of common stock	(0.3)	(0.3)	(6.5)	(29.2)	—	(36.0)	—	(36.0)
Balances at March 30, 2018	91.7	$91.7	$754.7	$664.2	$(58.4)	$1,452.2	$4.4	$1,456.6

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
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2018 (the “2018 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of March 29, 2019, and September 28, 2018, results of operations and statements of comprehensive earnings (loss) for the three and six months ended March 29, 2019, and March 30, 2018, statements of cash flows for the six months ended March 29, 2019, and March 30, 2018, and statements of equity for the three and six months ended March 29, 2019, and March 30, 2018. The results of operations for the six months ended March 29, 2019, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
Certain reclassifications have been made to the amounts in the prior year in order to conform to the current year's presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was the 52-week period that ended on September 28, 2018. The fiscal quarters ended March 29, 2019, and March 30, 2018, were both 13-week periods.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Recently Adopted Accounting Pronouncements
In the first quarter of fiscal year 2019, the Company adopted the Financial Accounting Standards Board ("FASB") guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted this amendment prospectively, and it did not have a material impact on the Company's condensed consolidated financial statements.
In the first quarter of fiscal year 2019, the Company adopted the FASB guidance on the accounting related to defined benefit plans and other post-retirement benefits. This amendment requires the service cost component of net periodic pension and post-retirement benefit cost to be presented in the same line item as other employee compensation costs, while the other components must be presented separately as other income (expense), net. The adoption of this amendment did not have a material impact on the Company's condensed consolidated financial statements.
In the first quarter of fiscal year 2019, the Company adopted the FASB guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash in cash and cash equivalents in the statement of cash flows. The Company adopted the amendment retrospectively, and prior period amounts on the Condensed Consolidated Statements of Cash Flows have been recast to conform with the current period presentation as shown in the reconciliation provided below. See Note 3, "Other Financial Information," for a reconciliation of the cash balances within the Condensed Consolidated Statements of Cash Flows to the Condensed Consolidated Balance Sheets.

	Six Months Ended March 30, 2018
(In millions)	As Previously Reported	Adjustments	As Adjusted
Cash used in investing activities	$(55.1)	$0.1	$(55.0)
Cash, cash equivalents, and restricted cash at beginning of period	$716.2	$2.3	$718.5
Cash, cash equivalents, and restricted cash at end of period	$739.9	$2.4	$742.3

In the first quarter of fiscal year 2019, the Company adopted the FASB guidance for tax accounting for intra-entity asset transfers. The amendment removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The adoption of this amendment did not have a material impact on the Company's condensed consolidated financial statements. See Note 10, "Income Taxes," for more information about the impact of the adoption.
In the first quarter of fiscal year 2019, the Company adopted the FASB guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The Company adopted the amendment retrospectively, and it did not have an impact on the Company’s condensed consolidated financial statements.
In the first quarter of fiscal year 2019, the Company adopted the FASB guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the changes is the requirement for changes in the fair value of the Company's equity investments to be recognized through net earnings rather than other comprehensive income. Under the amendment, equity investments that do not have a readily determinable fair value are eligible for the measurement alternative, which will require the Company to measure these investments at cost, with adjustments for changes in price or impairments reflected through net earnings. The Company adopted the amendment prospectively for its privately-held investments for which the measurement alternative was elected, and adopted the amendment on a modified retrospective basis for all other financial instruments. The adoption did not have an impact on the Company's condensed consolidated financial statements.
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

In August 2018, the FASB issued guidance which changed the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for the Company beginning in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its condensed consolidated financial statements.

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
In June 2016, the FASB issued an amendment to its accounting guidance related to the impairment of financial instruments. The amendment adds a new impairment model that is based on expected losses, rather than incurred losses. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021 with early adoption permitted beginning in the first quarter of fiscal year 2020. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.
In February 2016, the FASB issued a new standard on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new standard will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of earnings. The Company intends to adopt this standard beginning in its first quarter of fiscal year 2020, using a modified retrospective method and anticipates applying the optional practical expedients related to the transition. While the Company continues to assess the impact of this standard, the Company anticipates a material impact related to the recognition of right-of-use assets and liabilities for previously unrecognized leases on its Condensed Consolidated Balance Sheets. The Company will continue to monitor and evaluate the effect the standard will have on its consolidated financial statements, including disclosures. The Company's preliminary assessments are subject to change.
2. BUSINESS COMBINATIONS
Business Combination in Fiscal Year 2019
In the first quarter of fiscal year 2019, the Company acquired a privately-held software company for a purchase price of $28.5 million. The acquisition primarily consisted of $22.0 million in goodwill and $6.5 million in finite-lived intangible assets. The Company has integrated this acquisition into its Oncology Systems reporting unit. The goodwill for this acquisition is not deductible for income tax.

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
The condensed consolidated financial statements include the operating results from the date the business was acquired. The impact of the completed business combination to the periods presented was not material. Pro forma results of operations for the completed business combination have not been presented because the effects were not material to the Company's condensed consolidated financial statements.
The Company incurred acquisition-related expenses of $2.2 million and $3.3 million during the three months ended March 29, 2019 and March 30, 2018, respectively, and $4.6 million and $4.8 million during the six months ended March 29, 2019 and March 30, 2018, respectively.
3. OTHER FINANCIAL INFORMATION
Contracts with Customers
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	March 29, 2019	September 28, 2018
Unbilled receivables - current	$333.6	$362.8
Unbilled receivables - long-term (1)	60.5	36.3
Deferred revenues - current	(757.9)	(729.7)
Deferred revenues - long-term (2)	(65.7)	(38.6)
Total net unbilled receivables (deferred revenues)	$(429.5)	$(369.2)

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the six months ended March 29, 2019, unbilled receivables, net of deferred revenues, decreased by $60.3 million primarily due to the contractual timing of billings occurring after the revenues were recognized, as well as the timing of milestone payments.
During the three and six months ended March 29, 2019, the Company recognized revenues of $124.4 million and $337.8 million, respectively, which were included in the deferred revenues balance at September 28, 2018. During the three and six months ended March 30, 2018, the Company recognized revenues of $107.4 million and $300.5 million, which were included in the deferred revenues balance at September 29, 2017.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Unfulfilled Performance Obligations
The following table represents the Company's unfulfilled performance obligations as of March 29, 2019, and the estimated revenue expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal Years of Revenue Recognition
(In millions)	Remainder of 2019	2020	2021	Thereafter
Unfulfilled Performance Obligations	$1,143.7	$2,287.3	$854.6	$2,195.7

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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash, cash equivalents and restricted cash:

(In millions)	March 29, 2019	September 28, 2018
Cash and cash equivalents	$546.3	$504.8
Restricted cash - current (1)	4.0	3.1
Restricted cash - long-term (2)	8.6	8.5
Total cash, cash equivalents and restricted cash	$558.9	$516.4

(1)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.
Inventories
The following table summarizes the Company's inventories:

(In millions)	March 29, 2019	September 28, 2018
Raw materials and parts	$331.0	$304.1
Work-in-process	67.0	50.6
Finished goods	80.0	83.4
Total inventories	$478.0	$438.1

Other Long-Term Liabilities
The following table summarizes the Company's other long-term liabilities:

(In millions)	March 29, 2019	September 28, 2018
Long-term income taxes payable	$181.2	$189.1
Deferred income taxes	29.0	31.4
Long-term deferred revenues	65.7	38.6
Other	55.4	65.2
Total other long-term liabilities	$331.3	$324.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Other Income (Expense), Net
The following table summarizes the Company's other income (expense), net:

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Gain (loss) on sale of equity investments	$(0.2)	$—	$21.8	$—
Loss on hedges related to acquisition-related activities	—	(16.4)	—	(16.4)
Net foreign currency exchange gain (loss)	(0.5)	(0.2)	0.8	0.2
Other	0.9	1.8	0.6	1.2
Total other income (expense), net	$0.2	$(14.8)	$23.2	$(15.0)

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at March 29, 2019:
Cash equivalents:
Money market funds	$4.0	$—	$—	$4.0
Available-for-sale securities: (1)
MPTC Series B-1 Bonds	—	26.1	—	26.1
MPTC Series B-2 Bonds	—	24.1	—	24.1
APTC securities	—	6.3	—	6.3
GPTC securities	—	8.5	—	8.5
Total assets measured at fair value	$4.0	$65.0	$—	$69.0

Liabilities at March 29, 2019:
Contingent consideration	$—	$—	$(17.8)	$(17.8)
Total liabilities measured at fair value	$—	$—	$(17.8)	$(17.8)

Assets at September 28, 2018:
Cash equivalents:
Money market funds	$44.1	$—	$—	$44.1
Available-for- sale securities:
MPTC Series B-1 Bonds (2)	—	25.1	—	25.1
MPTC Series B-2 Bonds (1)	—	23.1	—	23.1
APTC securities (2)	—	6.4	—	6.4
GPTC securities (2)	—	7.9	—	7.9
Total assets measured at fair value	$44.1	$62.5	$—	$106.6

Liabilities at September 28, 2018:
Contingent consideration	$—	$—	$(24.4)	$(24.4)
Total liabilities measured at fair value	$—	$—	$(24.4)	$(24.4)

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets because the Company had the ability and intent to sell this security in the next twelve months.
The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's Level 2 available-for-sale securities consist of bonds for the Maryland Proton Therapy Center ("MPTC"), Alabama Proton Therapy Center (“APTC”), and Georgia Proton Treatment Center ("GPTC"). The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets, and other observable inputs such as yields, credit risks, default rates, and volatility. As of March 29, 2019, and September 28, 2018, the carrying amount of the Company's Level 1 money market funds and Level 2 available-for-sale securities approximated their respective fair values. See Note 14, "Proton Solutions Loans and Investments," for further information about the available-for-sale securities.

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
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at September 28, 2018	$(24.4)
Business combination	(5.3)
Measurement period adjustment to a business combination in prior year	11.9
Balance at March 29, 2019	$(17.8)

There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended March 29, 2019, or the three and six months ended March 30, 2018. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, trade and unbilled receivables, net of allowance for doubtful accounts, revolving loan to California Proton Therapy Center ("CPTC"), Rinecker Proton Therapy Center ("RPTC") senior secured debt, and accounts payable approximate their carrying amounts due to their short maturities.
As of March 29, 2019, the fair value of the Term Loan with CPTC approximated its carrying value of $44.0 million. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry. As a result, the Term Loan is categorized as Level 3 in the fair value hierarchy. See Note 14, "Proton Solutions Loans and Investments," for further information.
The Company's equity investments in privately-held companies were $41.1 million and $37.2 million at March 29, 2019 and September 28, 2018, respectively. Equity investments without readily determinable fair value are measured at cost and will be adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes. During the three and six months ended March 29, 2019, there were no impairment charges or adjustments resulting from observable price changes for equity investments without readily determinable fair value.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $31.6 million and $29.7 million at March 29, 2019 and September 28, 2018, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 14, "Proton Solutions Loans and Investments," for information on the long-term notes receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

5. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net and notes receivable:

(In millions)	March 29, 2019	September 28, 2018
Trade and unbilled receivables, gross	$1,139.6	$1,093.0
Allowance for doubtful accounts	(43.9)	(41.1)
Trade and unbilled receivables, net	$1,095.7	$1,051.9
Short-term	$1,029.2	$1,009.9
Long-term (1)	$66.5	$42.0

Notes receivable	$31.6	$29.8
Short-term (2)	$—	$0.1
Long-term (1) (3)	$31.6	$29.7

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.
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
As of March 29, 2019, and September 28, 2018, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables.
See Note 14, "Proton Solutions Loans and Investments," for more information on the Company's long-term notes receivable balances.
6. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Proton Solutions	Total
Balance at September 28, 2018	$242.1	$51.5	$293.6
Business combination	22.0	—	22.0
Measurement period adjustment to a business combination in prior year	(4.7)	—	(4.7)
Foreign currency translation adjustments	—	(1.6)	(1.6)
Balance at March 29, 2019	$259.4	$49.9	$309.3

See Note 2, "Business Combinations," for more information.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets:

	March 29, 2019			September 28, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$136.2	$(76.8)	$59.4	$139.6	$(73.9)	$65.7
Customer contracts and supplier relationship	44.4	(22.0)	22.4	44.9	(19.1)	25.8
Other	6.1	(5.9)	0.2	6.6	(5.8)	0.8
Total intangible with finite lives	186.7	(104.7)	82.0	191.1	(98.8)	92.3
In-process research and development with indefinite lives	8.8	—	8.8	8.8	—	8.8
Total intangible assets	$195.5	$(104.7)	$90.8	$199.9	$(98.8)	$101.1

Amortization expense for intangible assets was $6.7 million and $4.1 million during the three months ended March 29, 2019 and March 30, 2018, respectively, and $11.4 million and $10.4 million during the six months ended March 29, 2019 and March 30, 2018, respectively.
As of March 29, 2019, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2019	$10.4
2020	18.8
2021	15.2
2022	14.1
2023	13.4
Thereafter	10.1
Total remaining amortization for intangible assets	$82.0

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
Cash Flow Hedging Activities
As of March 29, 2019, and September 28, 2018, the Company did not have any outstanding foreign currency forward contracts designated as cash flow hedges. During the three and six months ended March 30, 2018, the Company recognized an unrealized loss of $0.6 million and $0.9 million, respectively, on foreign currency forward contracts designated as cash flow hedges in other comprehensive earnings.

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

Balance Sheet Hedging Activities
The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. Dollar is the functional currency. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in other income (expense), net in the Condensed Consolidated Statements of Earnings (Loss). Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. At March 29, 2019, and September 28, 2018, the fair value of the Company's derivatives not designated as hedging instruments was not material.
The Company had the following outstanding foreign currency forward contracts relating to balance sheet hedging activities:

	March 29, 2019
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$28.8	$—
Brazilian Real	10.4	—
British Pound	32.7	0.7
Chinese Yuan	—	12.6
Canadian Dollar	4.0	—
Euro	209.2	8.2
Hungarian Forint	4.3	0.8
Indian Rupee	20.5	—
Japanese Yen	69.7	—
New Zealand Dollar	1.4	—
Polish Zloty	15.4	—
South African Rand	15.3	—
Swedish Krona	7.9	—
Swiss Franc	—	66.6
Taiwan Dollar	16.6	—
Thai Baht	3.9	—
Totals	$440.1	$88.9

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings (Loss) related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Net Earnings on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings (Loss) on Derivative Instruments
	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Other income (expense), net	$3.6	$(7.5)	$6.4	$(12.2)

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	March 29, 2019	March 30, 2018
Accrued product warranty, at beginning of period	$44.8	$41.3
Charged to cost of revenues	27.7	26.3
Actual product warranty expenditures	(25.7)	(26.5)
Accrued product warranty, at end of period	$46.8	$41.1

Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
Lessor Arrangements
The Company leases some of its equipment to certain customers on operating leases generally over a period of 15 years. As of March 29, 2019, the Company had $19.2 million and $2.9 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. As of September 28, 2018, the Company had $19.2 million and $1.3 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. The Company recorded income of $2.1 million and $4.2 million during the three and six months ended March 29, 2019, respectively, on these equipment leases.
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

As of March 29, 2019, and September 28, 2018, the Company had accrued $5.2 million and $5.4 million, respectively, net of third parties' indemnification obligations, for environmental remediation liabilities. The Company believes its reserve is adequate; however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company also reimburses certain third parties for cleanup activities. The amount the Company spent on environmental cleanup costs, third-party claim costs, project management costs and legal costs in the three and six months March 29, 2019 and March 30, 2018, was not material.
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
In addition to the above, the Company is involved in other legal matters. However, such matters are subject to many uncertainties, and outcomes are not predictable with assurance. The Company is unable to estimate a loss or a range of reasonably possible losses with respect to such matters. There can be no assurances as to whether the Company will become subject to significant additional claims and liabilities with respect to ongoing or future proceedings. If actual liabilities significantly exceed the estimates made, the Company’s consolidated financial position, results of operations or cash flows could be materially adversely affected. Legal expenses relating to legal matters are expensed as incurred.
9. RETIREMENT PLANS
The Company sponsors five defined benefit pension plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.
The components of net defined benefit costs were as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Defined Benefit Plans
Service cost	$1.8	$1.7	$3.6	$3.3
Interest cost	1.0	0.8	1.9	1.6
Expected return on plan assets	(1.6)	(2.0)	(3.2)	(4.0)
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.3)
Recognized actuarial loss	0.5	0.7	1.1	1.4
Net periodic benefit cost	$1.5	$1.0	$3.0	$2.0

10. INCOME TAXES
The Company’s effective tax rate was 21.7% and 23.4% for the three months ended March 29, 2019 and March 30, 2018, respectively, and 23.2% and 117.9% for the six months ended March 29, 2019 and March 30, 2018, respectively. The decrease in the Company’s effective tax rate for the three and six months ended March 29, 2019, compared to the year-ago periods, was primarily because the prior periods included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. The current periods also includes the impact of several provisions of the Act that take effect for the Company for the first time in the fiscal year ending September 27, 2019, including a new minimum tax on certain foreign earnings (the Global Intangible Low-taxed Income, or "GILTI"), a new tax on certain payments to foreign related parties (the Base Erosion and Anti-avoidance Tax), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. The Company has elected to account for GILTI as a period cost rather than on a deferred basis.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The current periods also reflects the fact that, as the Company has a September fiscal year end, the lower 21% federal rate is now fully phased in; that is, it is applicable to our domestic earnings for the full fiscal year ending September 27, 2019.
As part of the transition to a modified territorial system, the Act imposed a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. The Company recorded a discrete tax expense related to the one-time transition tax of $2.3 million during the first quarter of fiscal year 2019, which brought the cumulative amount to $166.9 million. The Company has elected to pay this tax over the eight-year period allowed for in the Act.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118. This guidance allowed registrants a “measurement period,” not to exceed one year from the date of enactment, to complete their accounting for the tax effects of the Act. The Company relied on this guidance to refine its estimates of the impact of the Act during the measurement period. The measurement period ended during our period ended December 28, 2018. As a result, the Company considers its accounting for the tax effects of the Act to be complete based on its interpretation of the law and subsequent guidance that has been issued. However, it is expected that the U.S. Treasury will continue to issue regulations and other guidance on the application of certain provisions of the Act that may impact our interpretation of the rules and our calculation of the tax impact of the transition tax or other provisions of the Act.
The Company adopted the FASB guidance related to intra-entity transfers of assets other than inventory in the first quarter of fiscal year 2019. This standard changes the treatment of the tax effect of transfers of property other than inventory among the entities within a registrant's consolidated group. Under the prior standard, the tax effect related to the transfer of property other than inventory from one member of the group to another was recorded to prepaid income taxes, which is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. Under the new standard, the tax effect related to the transfer of property other than inventory from one member of the group to another is recorded as a discrete item to taxes on earnings in the Condensed Consolidated Statements of Earnings (Loss). The Company recorded a cumulative effect of a change in accounting principle of $0.2 million as of September 29, 2018, as a result of adopting the new standard. The Company expects that the new standard may cause its effective tax rate to be more volatile and less predictable going forward.
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the six months ended March 29, 2019; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.
11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of March 29, 2019, approximately 2.9 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Number of shares	0.4	0.3	0.7	0.8
Average repurchase price per share	$120.89	$110.52	$115.71	$109.06
Total cost	$50.8	$36.0	$85.6	$92.7

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 28, 2018	$(35.2)	$(30.1)	$(65.3)
Other comprehensive loss before reclassifications	—	(7.1)	(7.1)
Amounts reclassified out of other comprehensive earnings	0.7	—	0.7
Tax expense	(0.1)	—	(0.1)
Balance at March 29, 2019	$(34.6)	$(37.2)	$(71.8)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 29, 2017	$(44.1)	$—	$(24.7)	$(68.8)
Other comprehensive earnings (loss) before reclassifications	—	(0.9)	9.7	8.8
Amounts reclassified out of other comprehensive earnings (loss)	0.9	0.9	—	1.8
Tax expense	(0.2)	—	—	(0.2)
Balance at March 30, 2018	$(43.4)	$—	$(15.0)	$(58.4)

The amounts reclassified out of other comprehensive earnings (loss) into the Condensed Consolidated Statements of Earnings (Loss), with line item location, during each period were as follows:

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Comprehensive Earnings (Loss) Components	Loss Before Taxes		Loss Before Taxes		Line Item in Statements of Earnings (Loss)
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.3)	$(0.5)	$(0.7)	$(0.9)	Other income (expense), net
Unrealized loss on cash flow hedging instruments	—	(1.0)	—	(0.9)	Revenues
Total amounts reclassified out of other comprehensive earnings (loss)	$(0.3)	$(1.5)	$(0.7)	$(1.8)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

12. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Cost of revenues - Product	$0.8	$0.8	$1.5	$1.5
Cost of revenues - Service	1.0	1.0	2.1	2.0
Research and development	1.1	1.2	2.2	2.4
Selling, general and administrative	9.6	7.5	17.2	15.3
Total share-based compensation expense	$12.5	$10.5	$23.0	$21.2
Income tax benefit for share-based compensation	$(2.2)	$(2.6)	$(4.5)	$(4.7)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Employee Stock Option Plans
Expected term (in years)	3.76	3.83	3.76	3.83
Risk-free interest rate	2.5%	2.4%	2.6%	2.2%
Expected volatility	23.6%	19.2%	23.1%	19.0%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$29.16	$21.48	$27.85	$20.73

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended
	March 29, 2019	March 30, 2018
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	2.5%	1.2%
Expected volatility	18.6%	17.9%
Expected dividend	—%	—%
Weighted average fair value at grant date	$22.82	$20.97

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Activity under the Company’s employee stock plans related to stock options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 28, 2018	2.3	$85.82
Granted	0.5	126.45
Cancelled or expired (2)	—	99.68
Exercised	(0.5)	74.12
Balance at March 29, 2019	2.3	$96.77	5.0	$103.5
Exercisable at March 29, 2019	1.1	$79.36	3.8	$69.4

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $141.72 as of March 29, 2019, the last trading date of the second quarter of fiscal year 2019, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

(2)	The cancelled and expired shares were not material for disclosure.
As of March 29, 2019, there was $23.7 million of total unrecognized compensation expense related to stock options and performance stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2018	0.8	$89.17
Granted	0.3	127.05
Vested	(0.3)	81.50
Cancelled or expired	(0.1)	82.14
Balance at March 29, 2019	0.7	$108.24

As of March 29, 2019, unrecognized compensation expense totaling $54.5 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.1 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net earnings (loss)	$88.4	$73.2	$192.3	$(39.0)
Less: Net earnings (loss) attributable to noncontrolling interests	(0.2)	—	0.5	0.1
Net earnings (loss) attributable to Varian	$88.6	$73.2	$191.8	$(39.1)
Denominator:
Weighted average shares outstanding - basic	91.0	91.5	91.0	91.6
Dilutive effect of potential common shares	0.9	1.1	1.0	—
Weighted average shares outstanding - diluted	91.9	92.6	92.0	91.6
Net earnings (loss) per share attributable to Varian - basic	$0.97	$0.80	$2.11	$(0.43)
Net earnings (loss) per share attributable to Varian - diluted	$0.96	$0.79	$2.09	$(0.43)
Anti-dilutive employee share-based awards, excluded	0.5	0.6	1.0	3.2

For the six months ended March 30, 2018, the diluted net loss per share is the same as the basic net loss per share as the effects of all potential common stock equivalents are anti-dilutive.
14. PROTON SOLUTIONS LOANS AND INVESTMENTS
In limited cases, the Company participates, along with other investors and at market terms, in the financing of proton therapy centers. Over time, the Company has divested some of its investments, including investments in CPTC, New York Proton Center ("NYPC"), GPTC and the Delray Radiation Therapy Center.
The following table lists the Company's notes receivable including accrued interest, senior secured debt, available-for-sale securities, loans outstanding and future commitments for funding the development, construction and operation of various proton therapy centers:

	March 29, 2019		September 28, 2018
(In millions)	Balance	Commitment	Balance	Commitment
Notes Receivable and Secured Debt:
NYPC loan (1)	$29.9	$—	$28.0	$—
RPTC senior secured debt (2)	24.2	—	24.9	—
Proton International LLC loan (1)	1.7	—	1.7	—
	$55.8	$—	$54.6	$—
Available-For-Sale Securities:
MPTC Series B-1 Bonds (3)	$26.1	$—	$25.1	$—
MPTC Series B-2 Bonds (1)	24.1	—	23.1	—
GPTC securities (3)	8.5	—	7.9	—
APTC securities (3)	6.3	—	6.4	—
	$65.0	$—	$62.5	$—
CPTC Loans and Investment:
Short-term revolving loan (2)	$4.7	$2.5	$3.7	$3.5
Term loan (1)	44.0	—	44.0	—
Equity investment in CPTC (1)	—	—	2.2	—
	$48.7	$2.5	$49.9	$3.5

(1)	Included in other assets at March 29, 2019 and September 28, 2018, on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

(3)	Included in other assets at March 29, 2019 and prepaid and other current assets at September 28, 2018, on the Company's Condensed Consolidated Balance Sheets.
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
At both March 29, 2019 and September 28, 2018, the Company had $4.5 million in trade receivables, net, from RPTC, which does not include any unbilled receivables.
Georgia Proton Treatment Center ("GPTC") Security
In July 2017 and July 2018, the Company purchased a total of $16.1 million in Senior Capital Appreciation Bonds ("Senior Bonds"), which financed the GPTC. In September 2018, the Company sold $8.5 million, including accrued interest, of its current carrying value of its Senior Bonds for $8.3 million in cash. The Senior Bonds carry an interest rate of 8.0% per annum with interest accruing up to the Senior Bonds face amount of $11.3 million on January 1, 2023 and then will pay cash interest semi-annually. The Company is scheduled, based upon the original terms, to start receiving annual principal payments on the Senior Bonds beginning on January 1, 2024. The Senior Bonds will mature on January 1, 2028.
In addition to the Senior Bonds, the Company had $5.5 million and $12.5 million as of March 29, 2019 and September 28, 2018, respectively, in trade and unbilled receivables, which included $5.3 million and $11.7 million, respectively, in unbilled receivables from GPTC.
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
In addition to the outstanding loan, the Company had $24.0 million and $24.1 million as of March 29, 2019 and September 28, 2018, respectively, in unbilled receivables from NYPC.
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
At March 29, 2019, the Company had zero net trade and unbilled receivables from MPTC. At September 28, 2018, the Company had $0.5 million in trade receivables, net, from MPTC.

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
California Proton Therapy Center ("CPTC") Loans and Investment
Between September 2011 and November 2015, the Company, ORIX and J.P. Morgan (the "Lenders”) funded loans (“Original CPTC Loans”) to the Scripps Proton Therapy Center in San Diego, California. ORIX is the loan agent.
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
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. In the first quarter of fiscal 2019, as provided in the initial agreement, the Lenders granted a one year extension to the term of the Revolving Loan. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of March 29, 2019, the Company has funded $4.7 million.
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
The Company, using a discounted cash flow approach, determined that the fair value of CPTC's equity as of Closing Date was $20.1 million. The Company's 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received was in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, the Company recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC was accounted for under the equity method of accounting, and the Company accounted for its equity method share of the income or loss of CPTC on a quarter lag basis. In March 2019, the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Company sold its equity interest, with a carrying value of zero, in CPTC for a nominal amount. Therefore, beginning in the second quarter of fiscal year 2019, the Company no longer records losses related to the CPTC equity investment.
As of March 29, 2019 and September 28, 2018, the Company had recorded $1.7 million and $1.8 million, respectively, in trade receivables, net, from CPTC.
Further, the Company has determined that CPTC is a variable interest entity because of the Company's participation in the loan facilities, and its operations and maintenance agreement. The Company has no special approval authority or veto rights for CPTC’s budget, and does not have the power to direct patient recruitment, clinical operations and management of CPTC, which the Company believes are the matters that most significantly affect their economic performance. Therefore, the Company does not have majority voting rights and no power to direct activities at CPTC, and as a result it is not the primary beneficiary of CPTC.
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
Description of Segments
The Oncology Systems segment designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiation therapy, and advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy ("VMAT"), stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy (“SBRT”) and brachytherapy as well as associated quality assurance equipment. Products include linear accelerators, brachytherapy afterloaders, treatment accessories, and quality assurance software, information management, treatment planning and image processing, clinical knowledge exchange, patient care management, decision-making support and practice management software. Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as IMRT, IGRT, VMAT, SRS and SBRT, as well as to treat patients using brachytherapy techniques, which involve temporarily implanting radioactive sources. The Company’s Oncology Systems products are also used by surgeons and radiation oncologists to perform stereotactic radiosurgery and by medical oncology departments to manage chemotherapy treatments. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics.
The Proton Solutions segment develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.
The following information is provided for the purpose of achieving an understanding of operations but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
The Company allocates corporate costs to its operating segments based on the relative revenues of Oncology Systems and Proton Solutions. The Company allocates these costs excluding certain corporate related costs, transactions or adjustments that the Company's CODM considers to be non-operational, such as restructuring and impairment charges, significant litigation charges or benefits and legal costs, and acquisition-related expenses and benefits. Although the Company excludes these amounts from segment operating earnings, they are included in the condensed consolidated operating earnings and included in the reconciliation below.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes select financial results for each reportable segment:

	Three Months Ended		Six Months Ended
(In millions)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues
Oncology Systems	$746.8	$698.0	$1,449.3	$1,347.4
Proton Solutions	32.6	31.9	71.1	61.0
Total Company	$779.4	$729.9	$1,520.4	$1,408.4
Earnings before taxes
Oncology Systems	$131.7	$143.1	$255.8	$281.3
Proton Solutions	(20.0)	(17.5)	(28.8)	(32.7)
Total reportable segments	111.7	125.6	227.0	248.6
Unallocated corporate	(1.9)	(16.5)	(5.5)	(17.9)
Operating earnings	109.8	109.1	221.5	230.7
Interest income, net	3.0	1.3	5.7	2.4
Other income (expense), net	0.2	(14.8)	23.2	(15.0)
Total Company	$113.0	$95.6	$250.4	$218.1

Disaggregation of Revenues
The Company disaggregates its revenues from contracts by major product categories and by geographic region for each of its reportable operating segments, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.
Revenues by Product Type

	Three Months Ended March 29, 2019			Six Months Ended March 29, 2019
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Hardware	$339.1	$27.9	$367.0	$652.7	$61.5	$714.2
Software (1)	144.2	—	144.2	275.4	—	275.4
Service	263.5	4.7	268.2	521.2	9.6	530.8
Total Revenues	$746.8	$32.6	$779.4	$1,449.3	$71.1	$1,520.4

	Three Months Ended March 30, 2018			Six Months Ended March 30, 2018
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Hardware	$311.6	$30.1	$341.7	$604.7	$57.4	$662.1
Software (1)	126.7	—	126.7	241.8	—	241.8
Service	259.7	1.8	261.5	500.9	3.6	504.5
Total Revenues	$698.0	$31.9	$729.9	$1,347.4	$61.0	$1,408.4

(1)
Includes software support agreements that are recorded in revenues from service, and software licenses that are recorded in revenues from product in the Condensed Consolidated Statements of Earnings (Loss).

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Revenues by Geographical Region

	Three Months Ended March 29, 2019			Six Months Ended March 29, 2019
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Americas	$357.1	$14.2	$371.3	$687.9	$33.8	$721.7
EMEA	245.3	16.2	261.5	479.8	32.7	512.5
APAC	144.4	2.2	146.6	281.6	4.6	286.2
Total Revenues	$746.8	$32.6	$779.4	$1,449.3	$71.1	$1,520.4

North America (1)	$329.2	$14.2	$343.4	$638.3	$33.8	$672.1
International	417.6	18.4	436.0	811.0	37.3	848.3
Total Revenues	$746.8	$32.6	$779.4	$1,449.3	$71.1	$1,520.4

	Three Months Ended March 30, 2018			Six Months Ended March 30, 2018
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Americas	$321.2	$19.0	$340.2	$658.6	$38.3	$696.9
EMEA	241.2	12.6	253.8	424.7	22.1	446.8
APAC	135.6	0.3	135.9	264.1	0.6	264.7
Total Revenues	$698.0	$31.9	$729.9	$1,347.4	$61.0	$1,408.4

North America (1)	$299.6	$19.0	$318.6	$625.9	$38.3	$664.2
International	398.4	12.9	411.3	721.5	22.7	744.2
Total Revenues	$698.0	$31.9	$729.9	$1,347.4	$61.0	$1,408.4

(1)	North America primarily includes United Statements and Canada.
Timing of Revenue Recognition

	Three Months Ended March 29, 2019			Six Months Ended March 29, 2019
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Products transferred at a point in time	$402.6	$—	$402.6	$769.2	$—	$769.2
Products and services transferred over time	344.2	32.6	376.8	680.1	71.1	751.2
Total Revenues	$746.8	$32.6	$779.4	$1,449.3	$71.1	$1,520.4

	Three Months Ended March 30, 2018			Six Months Ended March 30, 2018
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Products transferred at a point in time	$363.7	$—	$363.7	$702.0	$—	$702.0
Products and services transferred over time	334.3	31.9	366.2	645.4	61.0	706.4
Total Revenues	$698.0	$31.9	$729.9	$1,347.4	$61.0	$1,408.4

With respect to the unaudited condensed consolidated financial information of Varian Medical Systems, Inc., for the three and six months ended March 29, 2019 and March 30, 2018, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated May 8, 2019, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of March 29, 2019, and the related condensed consolidated statements of earnings (loss), of comprehensive earnings (loss) and of equity for the three-month and six-month periods ended March 29, 2019 and March 30, 2018 and the condensed consolidated statement of cash flows for the six-month periods ended March 29, 2019 and March 28, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
May 8, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: growth strategies; industry or market segment outlook; economic and market conditions; global trends; market acceptance of or transition to new products or technology such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, and proton therapy; growth drivers; future orders, revenues, operating expenses, tax rate, cash flows, backlog, earnings growth or other financial results; expected capital expenditures; new and potential future tariffs or cross-border trade restrictions; changes in political, regulatory, safety or economic conditions; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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

Highlights for the Three Months Ended March 29, 2019
Financial Summary

	Three Months Ended
(In millions, except per share amounts)	March 29, 2019	March 30, 2018	Change
Gross Orders	$770.9	$666.0	16%
Oncology Systems	$766.2	$664.1	15%
Proton Solutions	$4.7	$1.9	146%
Backlog	$3,117.9	$2,927.1	7%
Revenues	$779.4	$729.9	7%
Oncology Systems	$746.8	$698.0	7%
Proton Solutions	$32.6	$31.9	2%
Gross margin as a percentage of revenues	40.8%	43.6%	(280) bps
Effective tax rate	21.7%	23.4%
Net earnings attributable to Varian	$88.6	$73.2	21%
Diluted net earnings per share	$0.96	$0.79	22%
Net cash (used in) provided by operating activities	$(13.4)	$65.5	(120)%
Number of shares repurchased	0.4	0.3	29%
Total cost of shares repurchased	$50.8	$36.0	41%

Tariff Measures. On July 6, 2018, the Trump Administration imposed 25% tariffs on a variety of imports from China, including Varian’s radiotherapy systems manufactured in China and certain components imported into the United States for our manufacturing and service activities. The Administration subsequently imposed tariffs on two additional lists of products from China; the first of these additional lists involves 25% tariffs and the second list imposes 10% tariffs. We expect our imports into the United States to be impacted less by these two later tariff lists than by the initial tariff list. A proposed increase of the 10% tariffs to 25% on March 2, 2019, was delayed indefinitely; however, the Trump Administration announced on May 5, 2019, its intention to implement the 25% tariff rate on May 10, 2019.

China responded to the multiple U.S. tariff lists by announcing several lists of products from the United States that are subject to additional tariffs upon import to China. The first round of Chinese retaliatory tariffs went into effect on July 6, 2018. Our products are not impacted by these tariffs. Our exports of United States manufactured radiotherapy systems to China are impacted by the second Chinese list, implemented on August 23, 2018, which is subject to a 25% tariff. A third group of items, including certain of our manufacturing inputs and services, is subject to 5 to 10% tariffs which went into effect on September 24, 2018. Any tariffs imposed by the United States and China that include Varian technology could increase the cost of our products and adversely impact the competitiveness of our products and/or our operational results in the future.
We participated in the Office of the U.S. Trade Representative ("USTR") process to seek product-specific exclusions from these tariffs. On December 21, 2018, USTR announced its approval of our request to exclude certain radiotherapy systems manufactured in China, and this decision was later published on December 28, 2018. This exclusion means Varian’s imports of radiotherapy systems from China into the United States will not be subject to the China tariffs. While we are uncertain of the outcome of our remaining three exclusion requests to the USTR relating to certain components imported from China, if we are successful, we could be provided relief from these tariffs retroactive to the date of their enactment. We also are advocating in China for the exemption of similar products from the Chinese retaliatory tariffs. In addition, we continue to engage in ongoing planning in and optimization of our global manufacturing and supply chain operations in light of the long-term uncertainty of these tariff measures and to have a more resilient business disruption and continuity plan.
In the aggregate these tariffs will be referred to as "U.S./China tariffs."

Currency Fluctuation. In order to assist with the assessment of how our underlying businesses performed, we compare the percentage change in revenues and Oncology Systems gross orders from one period to another, excluding the effect of foreign currency fluctuations (i.e., using constant currency exchange rates). To present this information on a constant currency basis, we convert current period revenues and gross orders in currencies other than U.S. Dollars into U.S. Dollars using the comparable prior period’s average exchange rate. Percentage changes in revenues and gross orders are not adjusted for constant currency unless indicated.
Currency fluctuations had a $22.6 million and $19.8 million unfavorable impact on total revenues and Oncology Systems gross orders, respectively, for the three months ended March 29, 2019, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
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
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care and outcomes; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Approximately half of Oncology Systems gross orders and revenues come from international markets, within which certain emerging markets typically can have lower gross margins and longer installation cycles since many of these purchases are for new sites where treatment vaults need to be constructed. We have also seen an increased portion of gross orders and revenues coming from hardware and software. Software has a higher gross margin percentage than our hardware products. We have also been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery, and that this uncertainty will likely continue in future fiscal years. We believe this uncertainty could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability. Given all the dynamic elements affecting this market, as outlined above, we believe the North America market will continue to grow in the low to mid-single digit range.
In the radiation oncology markets outside of North America, we expect the EMEA market to grow over the long term with varying growth rates across the region. In APAC, we expect China to lead longer-term regional growth. Latin America is currently experiencing currency fluctuations and the impact of political instability in some countries such as Argentina and Brazil. However, we are cautiously optimistic about the long-term outlook in the region and expect continued growth over the next few years. Overall, we believe the global radiation oncology market can grow over the long term, in constant currencies, in the mid-single-digit range.
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
As of March 29, 2019, we had a total of $169.5 million of notes receivable including accrued interest, senior secured debt, available-for-sale securities, and loans outstanding to Proton Solutions customers. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
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

We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. During the six months ended March 29, 2019, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019, and fiscal year 2018 was the 52-week period that ended September 28, 2018. The fiscal quarters ended March 29, 2019 and March 30, 2018 were both 13-week periods.
Discussion of Results of Operations for the Three and Six Months Ended March 29, 2019 Compared to the Three and Six Months Ended March 30, 2018
Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	March 29, 2019	March 30, 2018	Percent Change
Product	$430.5	$393.8	9%	$830.7	$759.4	9%
Service	348.9	336.1	4%	689.7	649.0	6%
Total Revenues	$779.4	$729.9	7%	$1,520.4	$1,408.4	8%
Product as a percentage of total revenues	55%	54%		55%	54%
Service as a percentage of total revenues	45%	46%		45%	46%
Total product and service revenues increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems.

Revenues by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	Constant Currency	March 29, 2019	March 30, 2018	Percent Change	Constant Currency
Americas	$371.3	$340.2	9%	10%	$721.7	$696.9	4%	4%
EMEA	261.5	253.8	3%	10%	512.5	446.8	15%	20%
APAC	146.6	135.9	8%	11%	286.2	264.7	8%	10%
Total Revenues	$779.4	$729.9	7%	10%	$1,520.4	$1,408.4	8%	10%

North America	$343.4	$318.6	8%	8%	$672.1	$664.2	1%	1%
International	436.0	411.3	6%	11%	848.3	744.2	14%	18%
Total Revenues	$779.4	$729.9	7%	10%	$1,520.4	$1,408.4	8%	10%
North America as a percentage of total revenues	44%	43%			44%	47%
International as a percentage of total revenues	56%	57%			56%	53%
The Americas revenues increased in the three and six months ended March 29, 2019, compared to the year-ago periods, due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from Proton Solutions. EMEA and APAC revenues increased in the three and six months ended March 29, 2019, compared to the year-ago periods, due to an increase in revenues from Oncology Systems and, to a lesser extent, an increase in revenues from Proton Solutions.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	Constant Currency	March 29, 2019	March 30, 2018	Percent Change	Constant Currency
Product	$402.6	$363.7	11%	14%	$769.2	$702.0	10%	12%
Service	344.2	334.3	3%	6%	680.1	645.4	5%	7%
Total Oncology Systems Revenues	$746.8	$698.0	7%	10%	$1,449.3	$1,347.4	8%	10%
Product as a percentage of total Oncology Systems revenues	54%	52%			53%	52%
Service as a percentage of total Oncology Systems revenues	46%	48%			47%	48%
Oncology Systems revenues as a percentage of total revenues	96%	96%			95%	96%
Oncology Systems product revenues increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to an increase in revenues from both higher volumes of hardware shipments and higher software sales, partially offset by a negative impact from the U.S./China tariffs of approximately $9 million and $17 million in the three and six months ended March 29, 2019, respectively.
Oncology Systems service revenues, which include performance obligations for installation, training and warranty, increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to the ongoing customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	Constant Currency	March 29, 2019	March 30, 2018	Percent Change	Constant Currency
Americas	$357.1	$321.2	11%	12%	$687.9	$658.6	4%	5%
EMEA	245.3	241.2	2%	9%	479.8	424.7	13%	18%
APAC	144.4	135.6	7%	9%	281.6	264.1	7%	9%
Total Oncology Systems Revenues	$746.8	$698.0	7%	10%	$1,449.3	$1,347.4	8%	10%

North America	$329.2	$299.6	10%	10%	$638.3	$625.9	2%	2%
International	417.6	398.4	5%	10%	811.0	721.5	12%	16%
Total Oncology Systems Revenues	$746.8	$698.0	7%	10%	$1,449.3	$1,347.4	8%	10%
North America as a percentage of total Oncology Systems revenues	44%	43%			45%	46%
International as a percentage of total Oncology Systems revenues	56%	57%			55%	54%
Americas Oncology Systems revenues increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to an increase in revenues from hardware products and, to a lesser extent, an increase in revenues from services and software licenses.
EMEA Oncology Systems revenues increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to an increase in revenues from hardware products and, to a lesser extent, an increase in revenues from services and software licenses, partially offset by an unfavorable foreign currency impact in fiscal year 2019.
APAC Oncology Systems revenues increased in the three months ended March 29, 2019, compared to the year-ago period, primarily due to an increase in software licenses and to a lesser extent, an increase in revenues from hardware products and services. APAC Oncology Systems revenues increased in the six months ended March 29, 2019, compared to the year-ago period, due to an increase in revenues from software licenses and services, partially offset by a decrease in revenues from hardware products. Revenues from hardware products in the three and six months ended March 29, 2019 include a negative impact of $9 million and $17 million, respectively, from the U.S./China Tariffs.
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
Proton Solutions Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	March 29, 2019	March 30, 2018	Percent Change
Product	$27.9	$30.1	(7)%	$61.5	$57.4	7%
Service	4.7	1.8	151%	9.6	3.6	161%
Total Proton Solutions Revenues	$32.6	$31.9	2%	$71.1	$61.0	16%
Proton Solutions revenues as a percentage of total revenues	4%	4%		5%	4%

Revenues from Proton Solutions increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to the increase in centers transitioned to service contracts and the progress made in centers under construction.
Gross Margin

Dollars by segment	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	March 29, 2019	March 30, 2018	Percent Change
Oncology Systems	$322.4	$317.3	2%	$632.2	$617.8	2%
Proton Solutions	(4.2)	1.2	(458)%	2.1	3.5	(36)%
Gross margin	$318.2	$318.5	—%	$634.3	$621.3	2%
Percentage by segment
Oncology Systems	43.2%	45.5%		43.6%	45.9%
Proton Solutions	(13.0)%	3.7%		3.2%	5.8%
Total Company	40.8%	43.6%		41.7%	44.1%
Percentage by sales classification
Total Company - Product	31.6%	32.9%		32.5%	35.7%
Total Company - Service	52.2%	56.2%		52.9%	53.9%
Oncology Systems - Product	35.1%	35.1%		35.4%	37.8%
Oncology Systems - Service	52.7%	56.8%		52.9%	54.6%
Oncology Systems product gross margin percentage decreased in the six months ended March 29, 2019, compared to the year-ago period, primarily due to the U.S./China tariffs and unfavorable foreign exchange rate fluctuations, partially offset by the mix of higher-margin products. In the three months ended March 29, 2019, the U.S./China tariffs had a negative impact of approximately $13 million, comprised of a negative impact of $9 million in revenues and $4 million in cost of revenues. In the six months ended March 29, 2019, the U.S./China tariffs had a negative impact of $24 million, comprised of a negative impact of $17 million in revenues and $7 million in cost of revenues.
Oncology Systems service gross margin percentage decreased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to increased costs related to software installations and upgrades.
Proton Solutions gross margin percentage decreased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to approximately $7 million in additional project costs in addition to site delays in the second quarter of fiscal year 2019, partially offset by an increase in revenues from services.
Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	March 29, 2019	March 30, 2018	Percent Change
Research and development	$59.4	$58.9	1%	$120.3	$114.8	5%
Research and development as a percentage of total revenues	8%	8%		8%	8%
Research and development expenses increased $0.5 million and $5.5 million in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to an increase in investments in software, adaptive radiotherapy and other strategic programs.

Selling, General and Administrative and Impairment Charges

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	March 29, 2019	March 30, 2018	Percent Change
Selling, general and administrative	$149.0	$139.4	7%	$292.5	$264.7	11%
Impairment charges	$—	$11.1	n/m	$—	$11.1	n/m
Selling, general and administrative as a percentage of total revenues	19%	19%		19%	19%
Impairment charges as a percentage of total revenues	—%	2%		—%	1%
n/m - not meaningful
Selling, general and administrative expenses increased $9.6 million and $27.8 million in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to an increase in headcount to support sales and marketing for recent acquisitions and product management for treatment planning in Oncology Systems. Also included in the six months ended March 29, 2019, were a $2.7 million increase related to the ASTRO trade show held in the first quarter of fiscal year 2019, and a $2.2 million loss on our equity investment in the California Proton Therapy Center ("CPTC").
Impairment charges, in the second quarter of fiscal year 2018, were related to our subordinated loan to Maryland Proton Treatment Center.
Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	March 29, 2019	March 30, 2018	Percent Change
Interest income	$4.0	$3.6	11%	$7.9	$6.8	18%
Interest expense	(1.0)	(2.3)	(57)%	(2.2)	(4.4)	(49)%
Other income (expense), net	0.2	(14.8)	101%	23.2	(15.0)	255%
Interest income increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to an increase in interest income generated from our cash holdings due to higher interest rates as compared to the prior periods.
Interest expense decreased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to a decrease in borrowings from our credit facility.
Other income (expense), net, increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to $16.4 million in hedging losses on our foreign exchange rate risk that was related to the anticipated acquisition of Sirtex Medical Limited in the second quarter of fiscal year 2018, and a $22.0 million gain on the sale of an equity investment in the first quarter of fiscal year 2019.
Taxes on Earnings

	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Change	March 29, 2019	March 30, 2018	Change
Taxes on earnings	$24.6	$22.4	9.0%	$58.1	$257.1	(77.0)%
Effective tax rate	21.7%	23.4%		23.2%	117.9%
Our effective tax rate decreased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily because the prior periods included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act (the "Act"), which was signed into U.S. law on December 22, 2017.

Our effective tax rate is impacted by the percentage of our total earnings that comes from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We expect that our effective tax rate may experience increased fluctuations from period to period. See Note 12, "Taxes on Earnings," of the Notes to the Consolidated Financial Statements in our 2018 Annual Report.
Diluted Net Earnings (Loss) Per Share

	Three Months Ended			Six Months Ended
	March 29, 2019	March 30, 2018	Percent Change	March 29, 2019	March 30, 2018	Percent Change
Diluted net earnings (loss) per share	$0.96	$0.79	22%	$2.09	$(0.43)	n/m
n/m - not meaningful
Diluted net earnings (loss) per share increased in the three months ended March 29, 2019, compared to the year-ago period, primarily due to the $16.4 million in hedging losses related to the anticipated acquisition of Sirtex Medical Limited in the second quarter of fiscal year 2018, and a decrease in the effective tax rate in the second quarter of fiscal year 2019.
Diluted net earnings (loss) per share increased in the six months ended March 29, 2019, compared to the year-ago period, primarily due to a decrease in income tax expense as a result of the Act in the first quarter of fiscal year 2018, the $22.0 million gain on the sale of an equity investment in the first quarter of fiscal year 2019, and the $16.4 million in hedging losses related to the anticipated acquisition of Sirtex Medical Limited in the second quarter of fiscal year 2018.
Gross Orders

Gross orders by segment	Three Months Ended			Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	March 29, 2019	March 30, 2018	Percent Change
Oncology Systems	$766.2	$664.1	15%	$1,482.7	$1,284.0	15%
Proton Solutions	4.7	1.9	146%	9.9	48.1	(80)%
Total Gross Orders	$770.9	$666.0	16%	$1,492.6	$1,332.1	12%
Gross orders are defined as new orders recorded during the period and revisions to previously recorded orders. New orders are recorded for the total contractual amount, excluding certain pass-through items and service items which are recognized as the revenues are recognized, once a written agreement for the delivery of goods or provision of services is in place and, other than Proton Solutions, when shipment of the product is expected to occur within two years, so long as any contingencies are deemed perfunctory. For our Proton Solutions business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are deemed perfunctory. We will not record Proton Solutions orders if there are major financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending. We perform a quarterly review to verify that outstanding orders remain valid. If an order is no longer expected to be converted to revenue, we record a backlog adjustment which reduces backlog but does not impact gross orders for the period.
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

Oncology Systems Gross Orders

Gross orders by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	March 29, 2019	March 30, 2018	Percent Change	Constant Currency	March 29, 2019	March 30, 2018	Percent Change	Constant Currency
Americas	$366.1	$341.4	7%	8%	$702.0	$640.9	10%	10%
EMEA	233.3	199.3	17%	25%	451.6	389.7	16%	21%
APAC	166.8	123.4	35%	38%	329.1	253.4	30%	32%
Total Oncology Systems Gross Orders	$766.2	$664.1	15%	18%	$1,482.7	$1,284.0	15%	18%

North America	$342.5	$306.2	12%	12%	$656.0	$584.9	12%	12%
International	423.7	357.9	18%	24%	826.7	699.1	18%	22%
Total Oncology Systems Gross Orders	$766.2	$664.1	15%	18%	$1,482.7	$1,284.0	15%	18%
The Americas Oncology Systems gross orders increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to a growth in orders from hardware products, software licenses and services in North America, partially offset by a decrease in orders from hardware products and software licenses in Latin America.
EMEA Oncology Systems gross orders increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to growth in orders across the region, particularly in emerging markets, for our hardware products, services and software licenses.
APAC Oncology Systems gross orders increased in the three and six months ended March 29, 2019, compared to the year-ago periods, primarily due to the growth in orders across the region, primarily in Greater China, Japan, Southeast Asia and South Korea, for our hardware products and services.
The trailing 12 months' growth in gross orders for Oncology Systems at the end of the second quarter of fiscal year 2019 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	March 29, 2019	December 28, 2018	September 28, 2018	June 29, 2018
Americas	8%	7%	5%	2%
EMEA	18%	16%	17%	20%
APAC	20%	13%	9%	(3)%
North America	9%	5%	3%	4%
International	17%	16%	15%	9%
Total Oncology Systems Gross Orders	13%	11%	9%	6%
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
Proton Solutions Gross Orders
Proton Solutions gross orders increased in the three months ended March 29, 2019, compared to the year-ago period, due to an increase in orders for services. Proton Solutions gross orders decreased in the six months ended March 29, 2019, compared to the year-ago period, primarily due to recording no proton system orders in the first half of fiscal year 2019 and recording two proton system orders in the comparative period in fiscal year 2018.

Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. At March 29, 2019, total Company backlog was $3.1 billion, an increase of 7% compared to the backlog at March 30, 2018. Our Oncology Systems backlog at March 29, 2019 was 13% higher than the backlog at March 30, 2018, which reflected an increase of 13% and 12% for the international regions and North America, respectively. Proton Solutions backlog was $171 million at March 29, 2019.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are classified as dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled net reductions of $48.2 million and $37.2 million in the three and six months ended March 29, 2019, compared to $29.7 million and $79.7 million in the year-ago periods. respectively.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash:

(In millions)	March 29, 2019	September 28, 2018	Increase
Cash and cash equivalents	$546.3	$504.8	$41.5
Restricted cash	12.6	11.6	1.0
Total cash, cash equivalents and restricted cash	$558.9	$516.4	$42.5
The increase in cash, cash equivalents and restricted cash in the six months ended March 29, 2019 was primarily due to $127.5 million of cash provided by operating activities, $38.6 million in proceeds from the issuance of common stock to employees and $29.9 million in proceeds from the sale of an equity investment, partially offset by $85.6 million used for the repurchase of shares of VMS common stock, $25.2 million used for purchases of property, plant, and equipment, $25.0 million used for acquisitions, $13.9 million used for tax withholdings on vesting of equity awards, and $11.8 million for an equity investment purchase.
At March 29, 2019, we had approximately $50 million, or 9%, of cash and cash equivalents in the United States, which included approximately $4 million held as money market funds, and approximately $496 million, or 91%, of cash and cash equivalents was held abroad. In light of the recent changes to the U.S. federal taxation of foreign earnings, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of March 29, 2019, most of our cash and cash equivalents that was held abroad was in U.S. Dollars and was primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.

Cash Flows

	Six Months Ended
(In millions)	March 29, 2019	March 30, 2018
Net cash flow provided by (used in):
Operating activities	$127.5	$244.5
Investing activities	(34.6)	(55.0)
Financing activities	(56.9)	(154.2)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	6.5	(11.5)
Net increase in cash, cash equivalents and restricted cash	$42.5	$23.8
Our primary cash inflows and outflows were as follows:

•
In the six months ended March 29, 2019, net cash provided by operating activities was $127.5 million compared to $244.5 million in the six months ended March 30, 2018. The $117.0 million decrease in net cash from operating activities was driven by a $270.1 million decrease in the net change from operating assets and liabilities and a $78.2 million decrease from non-cash items partially offset by a $231.3 million increase in net earnings.

•	The major contributors to the net change in operating assets and liabilities in the six months ended March 29, 2019 were as follows:

◦	Trade and unbilled receivables increased $58.6 million primarily due to an increase in revenues in Oncology Systems.

◦	Inventory increased $41.9 million primarily to support a higher volume of orders in Oncology Systems.

◦	Prepaid expenses and other assets increased $19.3 million primarily due to an increase in prepaid taxes.

◦	Accounts payable increased $23.7 million primarily due to timing of payments.

◦	Accrued liabilities and other long-term liabilities decreased $74.2 million, primarily due to the timing of income tax payments and payments processed for accrued compensation.

◦	Deferred revenues increased $55.4 million primarily due to an increase in billing ahead of revenue recognition resulting from changes in the mix of contractual billing terms.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, trade receivable collections, inventory management, and the timing and amount of taxes and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A herein and in Part I, Item 1A of our 2018 Annual Report.

•
In the six months ended March 29, 2019, cash used in investing activities was $34.6 million, compared to $55.0 million in the six months ended March 30, 2018. In the six months ended March 29, 2019, cash used in investing activities primarily included $25.2 million for the purchases of property, plant and equipment, $25.0 million used for acquisitions and $11.8 million for a purchase of an equity investment, partially offset by $29.9 million received from the sale of an equity investment. In the six months ended March 30, 2018, cash used in investing activities primarily included $29.6 million used for acquisitions, $17.8 million for the purchases of property, plant and equipment, a $6.0 million investment in an available-for-sale security, $5.5 million for the purchase of a foreign currency option for the Sirtex acquisition, $5.3 million in loans to CPTC, and $3.1 million for the purchase of equity investments, partially offset by $8.0 million received from the sale of an available-for-sale security and $5.2 million received from repayments on notes receivables.

•
In the six months ended March 29, 2019, cash used in financing activities was $56.9 million compared to $154.2 million in the six months ended March 30, 2018. In the six months ended March 29, 2019, cash used in financing activities primarily included $85.6 million for the repurchase of VMS common stock and $13.9 million for tax withholdings on vesting of equity awards, partially offset by $38.6 million in proceeds from the issuance of common stock to employees. In the six months ended March 30, 2018, cash used in financing activities primarily included $95.0 million in debt repayments, net of borrowings, under our credit facility agreements, $92.7 million for the repurchase of VMS common stock and $11.1 million for tax withholdings on vesting of equity awards, partially offset by $44.6 million in proceeds from the issuance of common stock to employees.
2018 Revolving Credit Facility
As of March 29, 2019, and September 28, 2018, we did not have any outstanding borrowings under the 2018 Revolving Credit Facility.
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
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2020.
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
The ratio of current assets to current liabilities increased to 1.71 to 1 at March 29, 2019 from 1.63 to 1 at September 28, 2018, primarily due to an increase in current assets.
Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) increased to 110 days at March 29, 2019 from 103 days at March 30, 2018. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. Proton Solutions' DSO is not meaningful because it is highly variable. As of March 29, 2019, approximately 6% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Number of shares	0.4	0.3	0.7	0.8
Average repurchase price per share	$120.89	$110.52	$115.71	$109.06
Total cost	$50.8	$36.0	$85.6	$92.7
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of March 29, 2019, approximately 2.9 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act. As of March 29, 2019, our liability for uncertain tax positions was $49.8 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. We have elected to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of March 29, 2019, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $131.4 million.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of March 29, 2019, we have not incurred any significant costs since the spin-off of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc.

in 1999 or the distribution of Varex Imaging Corporation in 2017, to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to Proton Solutions customers. As of March 29, 2019, we had a total of $48.7 million in loans outstanding to CPTC and $120.8 million carrying value of notes receivable including accrued interest to Proton Solutions customers, available-for-sale securities, and short-term senior secured debt. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
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
We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency sale transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. Dollars. The foreign currency transactions that fit our risk management policy criteria are hedged with foreign currency forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative or trading purposes. The forward contracts outstanding as of March 29, 2019 range from one to thirteen months in maturity.
We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the subsidiaries' functional currency or the U.S. Dollar.

The notional values of our sold and purchased foreign currency forward contracts outstanding as of March 29, 2019 were $440.1 million and $88.9 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of March 29, 2019. The principal amount of cash and cash equivalents at March 29, 2019 totaled $546.3 million with a weighted average interest rate of 0.95%. Cash and cash equivalents at March 29, 2019 includes $4.0 million of money market funds with a weighted average interest rate of 2.44%.
Our available-for-sale securities are carried at fair value. At March 29, 2019, our available-for-sale securities, which include accrued interest are as follows:

(In millions, except for percentages)	Fair Value	Interest Rate
MPTC Series B-1 Bonds	$26.1	7.5%
MPTC Series B-2 Bonds	$24.1	8.5%
GPTC securities	$8.5	8.0%
APTC securities	$6.3	8.5%
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 6, 2018, the Trump Administration imposed 25% tariffs on a variety of imports from China, including Varian’s radiotherapy systems manufactured in China and certain components imported into the United States for our manufacturing and service activities. The Administration subsequently imposed tariffs on two additional lists of products from China; the first of these additional lists involves 25% tariffs and the second list imposes 10% tariffs. We expect our imports into the United States to be impacted less by these two later tariff lists than by the initial tariff list. A proposed increase of the 10% tariffs to 25% on March 2, 2019 was delayed indefinitely; however, the Trump Administration announced on May 5, 2019, its intention to implement the 25% tariff rate on May 10, 2019.
China responded to the multiple U.S. tariff lists by announcing several lists of products from the United States that are subject to additional tariffs upon import to China. The first round of Chinese retaliatory tariffs went into effect on July 6, 2018. Our products are not impacted by these tariffs. Our exports of U.S. manufactured radiotherapy systems to China are impacted by the second Chinese list, implemented on August 23, 2018, which is subject to a 25% tariff. A third group of items, including certain of our manufacturing inputs and services, is subject to 5 to 10% tariffs, which went into effect on September 24, 2018. Any tariffs imposed by the United States and China that include Varian technology could increase the cost of our products and adversely impact the competitiveness of our products and/or our operational results in the future.
We participated in the Office of the U.S. Trade Representative (“USTR”) process to seek product-specific exclusions from these tariffs. On December 21, 2018, USTR announced its approval of our request to exclude certain radiotherapy systems manufactured in China, and this decision was later published on December 28, 2018. This exclusion means Varian’s imports of radiotherapy systems from China into the U.S. will not be subject to the China tariffs. While we have been successful in our request to exclude radiotherapy systems there can be no assurance that we will be successful in obtaining an exclusion for our additional requests relating to certain components imported from China nor is there an assurance that the Chinese government will provide reciprocal relief from the retaliatory tariffs.
The decision by British voters to exit the European Union may negatively impact our operations.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union (often referred to as Brexit) in a national referendum. As of the date of this filing, the British Parliament has not agreed upon the terms of the withdrawal. On April 10, 2019, the leaders of the other member countries of the European Union agreed to extend the deadline for Brexit until October 31, 2019. The referendum and ongoing negotiations have created significant uncertainty about the future relationship between the United Kingdom and the European Union.

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

Implementing or acquiring new lines of business or offering new products and services may subject us to additional risks.
From time to time, we may implement or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. In developing, marketing, or acquiring new lines of business and/or offering new products and services, we may invest significant time and resources. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, shifting market preferences and lack of experience or knowledge, may also impact the successful implementation or acquisition of a new line of business or the offering of a new product or service. Entry into a new line of business and/or offering a new product or service may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. In addition, implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. Other risks include, without limitation: (i) potential diversion of management’s attention, available cash, and other resources from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into or acquire this new line of business; (iv) potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers; and (v) the ability to compete effectively. These risks would be magnified to the extent that any new business line would result in a significant increase in operations in developing markets. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.

The results of studies and clinical trials are highly uncertain.
We have in the past conducted, and, in the future may continue to conduct, clinical trials related to prospective new therapies and technologies, including most recently in relation to ultra-high dose rate cancer treatments using our ProBeam platform. The results of preclinical studies and early clinical trials of product candidates or new therapies and technologies may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure the final results of a trial will be favorable. Product candidates or new therapies and technologies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, or despite having favorable data in connection with an interim analysis. A number of companies in our industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates, new therapies or technologies for approval. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application or desired reimbursement classification product codes, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates, new therapies or technologies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2019 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2018 - January 25, 2019	0.4	$120.89	0.4	2.9
January 26, 2019 - February 22, 2019	—	$—	—	2.9
February 23, 2019 - March 29, 2019	—	$—	—	2.9
Total	0.4	$120.89	0.4	2.9

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

15.1*	Letter Regarding Unaudited Interim Financial Information.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	May 8, 2019	By:	/s/ GARY E. BISCHOPING JR.
Gary E. Bischoping Jr.
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)