Form 10-Q
period 2019-06-28
VARIAN MEDICAL SYSTEMS INC
filed 2019-08-07
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 26, 2019, the registrant had 91,060,717 shares of common stock, par value $1 per share, outstanding.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended June 28, 2019

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions, except per share amounts)	2019	2018	2019	2018
Revenues:
Product	$461.3	$365.0	$1,292.0	$1,124.4
Service	364.5	344.1	1,054.2	993.1
Total revenues	825.8	709.1	2,346.2	2,117.5
Cost of revenues:
Product	298.0	242.5	859.0	730.6
Service	176.4	153.0	501.5	452.0
Total cost of revenues	474.4	395.5	1,360.5	1,182.6
Gross margin	351.4	313.6	985.7	934.9
Operating expenses:
Research and development	62.1	59.5	182.4	174.3
Selling, general and administrative	153.6	140.4	441.5	400.3
Impairment charges	50.6	11.0	50.6	22.1
Acquisition-related expenses and in-process research and development	31.2	12.7	35.8	33.9
Total operating expenses	297.5	223.6	710.3	630.6
Operating earnings	53.9	90.0	275.4	304.3
Interest income	3.7	1.8	11.6	8.6
Interest expense	(1.8)	(1.3)	(4.0)	(5.7)
Other income, net	4.2	1.5	27.4	2.9
Earnings before taxes	60.0	92.0	310.4	310.1
Taxes on earnings	30.5	19.5	88.6	276.6
Net earnings	29.5	72.5	221.8	33.5
Less: Net earnings (loss) attributable to noncontrolling interests	0.1	(0.1)	0.6	—
Net earnings attributable to Varian	$29.4	$72.6	$221.2	$33.5
Net earnings per share - basic	$0.32	$0.79	$2.43	$0.37
Net earnings per share - diluted	$0.32	$0.79	$2.41	$0.36
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	91.0	91.5	91.0	91.6
Weighted average shares outstanding - diluted	91.8	92.5	91.9	92.6
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
(In millions)	2019	2018	2019	2018
Net earnings	$29.5	$72.5	$221.8	$33.5
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.0* and $0.1, for the three and nine months ended June 28, 2019, respectively, and $0.1 and $0.2, for the corresponding periods of fiscal year 2018, respectively	(0.2)	(0.1)	(0.5)	(0.6)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.1) and ($0.3), for the three and nine months ended June 28, 2019, respectively, and ($0.1) and ($0.4), for the corresponding periods of fiscal year 2018, respectively	0.5	0.5	1.4	1.7
	0.3	0.4	0.9	1.1
Derivative instruments:
Change in unrealized loss, net of tax benefit of $0.0* for both the three and nine months ended June 28, 2019, and $0.3 for the nine months ended June 28, 2018	(0.3)	—	(0.3)	(0.6)
Reclassification adjustments, net of tax expense of ($0.3) for nine months ended June 28, 2018, respectively	—	—	—	0.6
	(0.3)	—	(0.3)	—
Currency translation adjustment	2.3	(12.7)	(4.8)	(3.0)
Other comprehensive earnings (loss)	2.3	(12.3)	(4.2)	(1.9)
Comprehensive earnings	31.8	60.2	217.6	31.6
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	0.1	(0.1)	0.6	—
Comprehensive earnings attributable to Varian	$31.7	$60.3	$217.0	$31.6

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 28,	September 28,
(In millions, except par values)	2019	2018 (1)
Assets
Current assets:
Cash and cash equivalents	$520.7	$504.8
Trade and unbilled receivables, net of allowance for doubtful accounts of $47.0 at June 28, 2019, and $41.1 at September 28, 2018	1,054.2	1,009.9
Inventories	529.3	438.1
Prepaid expenses and other current assets	237.0	233.3
Current assets of discontinued operations	—	2.3
Total current assets	2,341.2	2,188.4
Property, plant and equipment, net	307.4	274.6
Goodwill	566.9	293.6
Intangible assets	273.1	101.1
Deferred tax assets	93.9	102.2
Other assets	384.8	292.8
Total assets	$3,967.3	$3,252.7
Liabilities and Equity
Current liabilities:
Accounts payable	$226.1	$190.3
Accrued liabilities	433.1	419.7
Deferred revenues	749.7	729.7
Short-term borrowings	400.0	—
Current maturities of long-term debt	1.0	—
Total current liabilities	1,809.9	1,339.7
Other long-term liabilities	400.1	324.3
Total liabilities	2,210.0	1,664.0
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.0 and 91.2 shares issued and outstanding at June 28, 2019, and September 28, 2018, respectively	91.0	91.2
Capital in excess of par value	831.4	778.1
Retained earnings	890.7	780.4
Accumulated other comprehensive loss	(69.5)	(65.3)
Total Varian stockholders' equity	1,743.6	1,584.4
Noncontrolling interest	13.7	4.3
Total equity	1,757.3	1,588.7
Total liabilities and equity	$3,967.3	$3,252.7

(1)
The condensed consolidated balance sheet as of September 28, 2018, was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 28,	June 29,
(In millions)	2019	2018
Cash flows from operating activities:
Net earnings	$221.8	$33.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	35.2	34.0
Depreciation	38.7	38.3
Amortization of intangible assets	17.4	15.2
Deferred taxes	8.9	50.1
Provision for doubtful accounts receivable	6.2	2.7
Gain on sale of equity investments, net	(21.8)	—
Impairment charges	50.6	22.1
Write-off of in-process research and development related to acquisition-related activities	20.8	—
Loss on hedges related to acquisition-related activities	—	5.5
Other, net	(1.2)	1.3
Changes in assets and liabilities, net of effects of acquisitions:
Trade and unbilled receivables	(77.7)	10.8
Inventories	(78.4)	(48.5)
Prepaid expenses and other assets	(26.9)	(29.8)
Accounts payable	29.9	27.8
Accrued liabilities and other long-term liabilities	(24.4)	150.0
Deferred revenues	54.9	33.7
Net cash provided by operating activities	254.0	346.7
Cash flows from investing activities:
Purchases of property, plant and equipment	(43.7)	(30.8)
Acquisitions, net of cash acquired	(485.6)	(58.7)
Purchase of equity investments	(29.8)	(10.1)
Sale of equity investment	29.9	—
Principal payments on notes receivable	0.1	6.3
Investment in available-for-sale security	—	(6.0)
Sale of available-for-sale security	8.5	8.0
Loans to CPTC	(1.4)	(5.3)
Purchase of foreign currency option related to acquisition-related activities	—	(5.5)
Other, net	(1.7)	(1.0)
Net cash used in investing activities	(523.7)	(103.1)
Cash flows from financing activities:
Repurchases of common stock	(134.2)	(131.9)
Proceeds from issuance of common stock to employees	55.7	57.1
Tax withholdings on vesting of equity awards	(14.1)	(11.5)
Cash received from Varex Imaging Corporation	4.1	—
Borrowings under credit facility agreement	430.0	503.3
Repayments under credit facility agreement	(430.0)	(503.3)
Net proceeds (repayments) under the credit facility agreements with maturities less than 90 days	400.0	(331.7)
Repayment of acquired debt	(16.8)	—
Other	(0.7)	(3.6)
Net cash provided by (used in) financing activities	294.0	(421.6)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	2.2	4.6
Net increase (decrease) in cash, cash equivalents, and restricted cash	26.5	(173.4)
Cash, cash equivalents, and restricted cash at beginning of period	516.4	718.5
Cash, cash equivalents, and restricted cash at end of period	$542.9	$545.1

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at September 28, 2018	91.2	$91.2	$778.1	$780.4	$(65.3)	$1,584.4	$4.3	$1,588.7
Net earnings	—	—	—	103.2	—	103.2	0.7	103.9
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Issuance of common stock	0.3	0.3	21.7	—	—	22.0	—	22.0
Tax withholdings on vesting of equity awards	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Share-based compensation expense	—	—	10.5	—	—	10.5	—	10.5
Repurchases of common stock	(0.3)	(0.3)	(6.6)	(27.9)	—	(34.8)	—	(34.8)
Other	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balances at December 28, 2018	91.2	$91.2	$799.3	$855.5	$(69.0)	$1,677.0	$5.0	$1,682.0
Net earnings (loss)	—	—	—	88.6	—	88.6	(0.2)	88.4
Other comprehensive loss	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Issuance of common stock	0.5	0.5	19.8	—	—	20.3	—	20.3
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(9.4)	—	—	(9.5)	—	(9.5)
Share-based compensation expense	—	—	12.5	—	—	12.5	—	12.5
Repurchases of common stock	(0.4)	(0.4)	(8.6)	(41.8)	—	(50.8)	—	(50.8)
Balances at March 29, 2019	91.2	$91.2	$813.6	$902.3	$(71.8)	$1,735.3	$4.8	$1,740.1
Net earnings	—	—	—	29.4	—	29.4	0.1	29.5
Other comprehensive earnings	—	—	—	—	2.3	2.3	—	2.3
Issuance of common stock	0.2	0.2	13.2	—	—	13.4	—	13.4
Tax withholdings on vesting of equity awards	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	—	12.1	—	—	12.1	—	12.1
Repurchases of common stock	(0.4)	(0.4)	(7.3)	(41.0)	—	(48.7)	—	(48.7)
Acquisition of Cancer Treatment Services International	—	—	—	—	—	—	8.8	8.8
Balances at June 28, 2019	91.0	$91.0	$831.4	$890.7	$(69.5)	$1,743.6	$13.7	$1,757.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balances at September 29, 2017	91.7	$91.7	$716.1	$778.6	$(68.8)	$1,517.6	$4.3	$1,521.9
Net earnings (loss)	—	—	—	(112.3)	—	(112.3)	0.1	(112.2)
Other comprehensive earnings	—	—	—	—	3.1	3.1	—	3.1
Issuance of common stock	0.4	0.4	23.8	—	—	24.2	—	24.2
Tax withholdings on vesting of equity awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	—	10.7	—	—	10.7	—	10.7
Repurchases of common stock	(0.5)	(0.5)	(10.4)	(45.8)	—	(56.7)	—	(56.7)
Other	—	—	0.6	(0.3)	—	0.3	—	0.3
Balances at December 29, 2017	91.6	$91.6	$740.5	$620.2	$(65.7)	$1,386.6	$4.4	$1,391.0
Net earnings	—	—	—	73.2	—	73.2	—	73.2
Other comprehensive earnings	—	—	—	—	7.3	7.3	—	7.3
Issuance of common stock	0.5	0.5	20.9	—	—	21.4	—	21.4
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(10.7)	—	—	(10.8)	—	(10.8)
Share-based compensation expense	—	—	10.5	—	—	10.5	—	10.5
Repurchases of common stock	(0.3)	(0.3)	(6.5)	(29.2)	—	(36.0)	—	(36.0)
Balances at March 30, 2018	91.7	$91.7	$754.7	$664.2	$(58.4)	$1,452.2	$4.4	$1,456.6
Net earnings (loss)	—	—	—	72.6	—	72.6	(0.1)	72.5
Other comprehensive loss	—	—	—	—	(12.3)	(12.3)	—	(12.3)
Issuance of common stock	0.1	0.1	11.4	—	—	11.5	—	11.5
Tax withholdings on vesting of equity awards	—	—	(0.4)	—	—	(0.4)	—	(0.4)
Share-based compensation expense	—	—	12.8	—	—	12.8	—	12.8
Repurchases of common stock	(0.3)	(0.3)	(6.7)	(32.2)	—	(39.2)	—	(39.2)
Balances at June 29, 2018	91.5	$91.5	$771.8	$704.6	$(70.7)	$1,497.2	$4.3	$1,501.5

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The long-term strategy of Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) is to become a global leader in multi-disciplinary, integrated cancer care solutions that enable and accelerate access to innovative, life-saving technology worldwide. The Company offers solutions in radiation therapy and medical oncology, which fall within the traditional pillars of cancer care, as well as the new pillar of interventional oncology. The Company designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy, and offers products for minimally invasive interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolic beads. Software solutions include informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.

In addition to providing the products and services for oncology care described above, the Company offers treatment planning as a service and quality assurance as a service, which allows remote support and delivery of care in understaffed locations to utilize technology on a per patient basis. Further, the Company operates 11 healthcare facilities in India; comprised of one specialty hospital and ten cancer centers.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 28, 2018 (the “2018 Annual Report”). In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of June 28, 2019, and September 28, 2018, results of operations and statements of comprehensive earnings for the three and nine months ended June 28, 2019, and June 29, 2018, statements of cash flows for the nine months ended June 28, 2019, and June 29, 2018, and statements of equity for the three and nine months ended June 28, 2019, and June 29, 2018. The results of operations for the nine months ended June 28, 2019, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
Certain reclassifications have been made to the amounts in the prior year in order to conform to the current year's presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019. Fiscal year 2018 was the 52-week period that ended on September 28, 2018. The fiscal quarters ended June 28, 2019, and June 29, 2018, were both 13-week periods.
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
In the first quarter of fiscal year 2019, the Company adopted the FASB guidance on the accounting related to defined benefit plans and other post-retirement benefits. This amendment requires the service cost component of net periodic pension and post-retirement benefit cost to be presented in the same line item as other employee compensation costs, while the other components must be presented separately as other income, net. The adoption of this amendment did not have a material impact on the Company's condensed consolidated financial statements.
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

	Nine Months Ended June 29, 2018
(In millions)	As Previously Reported	Adjustments	As Adjusted
Cash used in investing activities	$(109.9)	$6.8	$(103.1)
Cash, cash equivalents, and restricted cash at beginning of period	$716.2	$2.3	$718.5
Cash, cash equivalents, and restricted cash at end of period	$536.0	$9.1	$545.1

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

2. BUSINESS COMBINATIONS
Business Combinations in Fiscal Year 2019
Cancer Treatment Services International
In June 2019, the Company acquired Cancer Treatment Services International ("CTSI"), a privately-held company that provides cancer care professional services to health care providers worldwide and, through its oncology care brand, American Oncology Institute, focuses on the operation of comprehensive cancer treatment facilities in international markets. CTSI operates AmPath, a full-service reference laboratory and pathology provider, and CTSI Oncology Solutions, an oncology services company that provides solutions such as remote treatment planning services and multi-disciplinary oncology consulting. This acquisition will increase the Company's expertise in cancer center operations.

The Company acquired CTSI for a purchase price of $279.3 million, consisting of $262.8 million of cash consideration, $8.2 million of contingent consideration, and $8.3 million of other consideration. The undiscounted range of the contingent consideration payments is zero to $58 million and is based on actual revenues over the 18 months following the acquisition date. The acquisition was financed with a combination of cash on hand and proceeds from borrowings. The Company has included this acquisition in its Oncology Systems business. The purchase accounting from this transaction is not yet finalized; however, the goodwill is not expected to be deductible for income tax purposes.

Endocare and Alicon
In June 2019, the Company acquired Austin, Texas-based Endocare and Hangzhou, China-based, Alicon, to expand its portfolio of multidisciplinary integrated cancer solutions. Endocare is a leading provider of hardware and software solutions for cryoablation, and has a microwave ablation product line; and Alicon is a leader in embolic therapy for treating liver cancer in China. These acquisitions enable the Company to develop innovations in interventional oncology and allow it to provide patients and customers with a wider range of cancer care solutions.
The Company acquired Endocare and Alicon for a combined purchase price of $209.4 million consisting of $196.8 million of cash consideration and $12.6 million of contingent consideration. The undiscounted range of the contingent consideration payments is zero to $40 million and is based on actual revenues through March 2020. The acquisitions were financed with a combination of cash on hand and proceeds from borrowings. These acquisitions comprise the Company's Interventional Oncology business, which is reflected in the "Other" category because the operating segment does not meet the criteria for a reportable operating segment. The purchase accounting from this transaction is not yet finalized; however, the goodwill is not expected to be deductible for income tax purposes.
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as a result of the CTSI, Endocare and Alicon acquisitions:

(In millions)	CTSI	Endocare and Alicon
Assets acquired (1)	$54.0	$32.9
Liabilities assumed (2)	(65.0)	(17.7)
Goodwill	182.1	122.7
Intangible assets	117.0	71.5
Fair value of net assets	288.1	209.4
Less: Non-controlling interest (3)	8.8	—
Total purchase consideration	$279.3	$209.4
(1) Includes $5.4 million and $11.5 million of cash and cash equivalents for CTSI and Endocare / Alicon, respectively.
(2) Includes $33.9 million and $14.8 million of deferred tax liabilities for CTSI and Endocare / Alicon, respectively.
(3) The Company's non-controlling interest is a joint venture that was determined to be a variable interest entity. The Company has concluded that it is the primary beneficiary of the joint venture because it has the ability to control the significant activities of the joint venture, has the right to significant residual returns and is exposed to significant expected losses. The Company will consolidate the joint venture into its operations.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Identifiable Intangible Assets
The following table provides the valuation of the intangible assets acquired from CTSI, Endocare and Alicon, along with their estimated useful lives:

(Dollars in millions)	CTSI		Endocare and Alicon
Type	Fair Value	Weighted Average Estimated Useful Life (In Years)	Fair Value	Weighted Average Estimated Useful Life (In Years)
Technologies and trade names	$47.9	10.7	$56.3	7.7
Customer contracts, supplier relationships, and partner relationships (1)	69.1	26.4	4.8	3.0
Total intangible assets with finite lives	117.0		61.1
In-process research and development with indefinite lives	—		10.4
Total intangible assets	$117.0		$71.5

(1)	CTSI has certain partner relationships with hospitals with useful lives that range from approximately 27 to 29 years.
Other Acquisitions
In the third quarter of fiscal year 2019, the Company purchased a privately-held company for a cash purchase price of $15.2 million, including a holdback of $3.6 million and contingent consideration. As of the closing date, the value of the contingent consideration is zero because none of the milestones were probable to be achieved. However, the Company could potentially pay up to approximately $9 million by 2023 if certain milestones were met plus additional payments for achieving revenue targets through 2035. The acquisition was classified as an asset acquisition, and the purchase consideration was allocated primarily to the intellectual property that covers the use of radiation in the heart and other forms of radiosurgery for cardiovascular disease, resulting in a $20.8 million of in-process research and development ("in-process R&D") expense because of no future alternative use, and was recorded in acquisition-related expenses and in-process R&D in the Condensed Consolidated Statements of Earnings.
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
Measurement Period Adjustments
In the first quarter of fiscal year 2019, the Company recorded a measurement period adjustment of $9.6 million to the fair value of the purchase consideration of a business combination that occurred in the fourth quarter of fiscal year 2018. The adjustment primarily included a $11.9 million decrease in the fair value of the contingent consideration liability mostly offset by a decrease to the finite-lived intangible assets of $5.4 million, and a decrease of $4.7 million to goodwill.
In the third quarter of fiscal year 2019, the Company recorded a measurement period adjustment of $2.6 million to the fair value of the purchase consideration of a business combination that occurred in the third quarter of fiscal year 2018. The adjustment consisted of an additional cash payment to sellers and a corresponding increase to goodwill.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Management applied significant judgment in determining the fair value of intangible assets, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, the economic lives, and the discount rates. The fair value of the contingent consideration has been estimated based on the likelihood of the performance metrics being achieved.
The condensed consolidated financial statements include the operating results from the date the business was acquired. The impact of the completed business combinations to the periods presented was not material. Pro forma results of operations for the completed business combination have not been presented because the effects were not material to the Company's condensed consolidated financial statements.
The Company incurred acquisition-related expenses of $10.4 million and $12.7 million during the three months ended June 28, 2019 and June 29, 2018, respectively, and $15.0 million and $33.9 million during the nine months ended June 28, 2019 and June 29, 2018, respectively.
3. OTHER FINANCIAL INFORMATION
Contracts with Customers
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	June 28, 2019	September 28, 2018
Unbilled receivables - current	$324.8	$362.8
Unbilled receivables - long-term (1)	63.2	36.3
Deferred revenues - current	(749.7)	(729.7)
Deferred revenues - long-term (2)	(73.5)	(38.6)
Total net unbilled receivables (deferred revenues)	$(435.2)	$(369.2)

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the nine months ended June 28, 2019, unbilled receivables remained flat, and deferred revenues, decreased primarily due to the contractual timing of billings occurring before the revenues were recognized.
During the three and nine months ended June 28, 2019, the Company recognized revenues of $207.2 million and $545.0 million, respectively, which were included in the deferred revenues balance at September 28, 2018. During the three and nine months ended June 29, 2018, the Company recognized revenues of $66.5 million and $367.0 million, which were included in the deferred revenues balance at September 29, 2017.
Unfulfilled Performance Obligations
The following table represents the Company's unfulfilled performance obligations as of June 28, 2019, and the estimated revenue expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal Years of Revenue Recognition
(In millions)	Remainder of 2019	2020	2021	Thereafter
Unfulfilled Performance Obligations	$824.6	$2,575.5	$1,037.0	$2,118.7

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash, cash equivalents and restricted cash:

(In millions)	June 28, 2019	September 28, 2018
Cash and cash equivalents	$520.7	$504.8
Restricted cash - current (1)	13.7	3.1
Restricted cash - long-term (2)	8.5	8.5
Total cash, cash equivalents, and restricted cash	$542.9	$516.4

(1)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.
Inventories
The following table summarizes the Company's inventories:

(In millions)	June 28, 2019	September 28, 2018
Raw materials and parts	$368.8	$304.1
Work-in-process	72.8	50.6
Finished goods	87.7	83.4
Total inventories	$529.3	$438.1

Short-term Borrowings
The following table summarizes the Company's short-term borrowings:

(Dollars in millions)	June 28, 2019
2018 Revolving Credit Facility	$400.0	3.40%
Total short-term borrowings	$400.0

Other Long-Term Liabilities
The following table summarizes the Company's other long-term liabilities:

(In millions)	June 28, 2019	September 28, 2018
Long-term income taxes payable	$183.0	$189.1
Deferred income taxes	78.2	31.4
Long-term deferred revenues	73.5	38.6
Other	65.4	65.2
Total other long-term liabilities	$400.1	$324.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Other Income, Net
The following table summarizes the Company's other income, net:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Gain on equity investments	$2.0	$—	$23.8	$—
Net foreign currency exchange gain	1.8	0.8	2.6	1.0
Other	0.4	0.7	1.0	1.9
Total other income, net	$4.2	$1.5	$27.4	$2.9

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

	Fair Value Measurement Using
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets at June 28, 2019:
Cash equivalents:
Money market funds	$16.7	$—	$—	$16.7
Available-for-sale securities: (1)
MPTC Series B-1 Bonds	—	26.6	—	26.6
MPTC Series B-2 Bonds	—	24.5	—	24.5
APTC securities	—	6.4	—	6.4
Total assets measured at fair value	$16.7	$57.5	$—	$74.2

Liabilities at June 28, 2019:
Derivative liabilities	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	(38.2)	(38.2)
Total liabilities measured at fair value	$—	$(0.3)	$(38.2)	$(38.5)

Assets at September 28, 2018:
Cash equivalents:
Money market funds	$44.1	$—	$—	$44.1
Available-for- sale securities:
MPTC Series B-1 Bonds (2)	—	25.1	—	25.1
MPTC Series B-2 Bonds (1)	—	23.1	—	23.1
APTC securities (2)	—	6.4	—	6.4
GPTC securities (2)	—	7.9	—	7.9
Total assets measured at fair value	$44.1	$62.5	$—	$106.6

Liabilities at September 28, 2018:
Contingent consideration	$—	$—	$(24.4)	$(24.4)
Total liabilities measured at fair value	$—	$—	$(24.4)	$(24.4)

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets because the Company had the ability and intent to sell this security in the next twelve months.
The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's Level 2 available-for-sale securities consist of bonds for the Maryland Proton Therapy Center ("MPTC"), Alabama Proton Therapy Center (“APTC”), and Georgia Proton Treatment Center ("GPTC"). The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets, and other observable inputs such as yields, credit risks, default rates, and volatility. As of June 28, 2019, and September 28, 2018, the carrying amount of the Company's Level 1 money market funds and Level 2 available-for-sale securities approximated their respective fair values. See Note 14, "Proton Solutions Loans and Investments," for further information about the available-for-sale securities.

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
The Company generally measures the fair value of its Level 3 contingent consideration liabilities based on option pricing models through Black-Scholes or Monte Carlo models with key assumptions that include estimated revenues of the acquired business, the probability of completing certain milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. Changes in volatility may result in an increase or decrease in the fair value of contingent consideration. The Company's contingent consideration is from its business combinations and is included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at September 28, 2018	$(24.4)
Business combinations	(26.2)
Measurement period adjustment to a business combination in prior year	11.9
Settlements	0.5
Balance at June 28, 2019	$(38.2)

There were no transfers of assets or liabilities between fair value measurement levels during either the three and nine months ended June 28, 2019, or the three and nine months ended June 29, 2018. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, trade and unbilled receivables, net of allowance for doubtful accounts, revolving loan to California Proton Therapy Center ("CPTC"), Rinecker Proton Therapy Center ("RPTC") senior secured debt, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of June 28, 2019, the fair value of the Term Loan with CPTC approximated its carrying value of $44.0 million. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry. As a result, the Term Loan is categorized as Level 3 in the fair value hierarchy. See Note 14, "Proton Solutions Loans and Investments," for further information.
The Company's equity investments in privately-held companies were $61.2 million and $37.2 million at June 28, 2019 and September 28, 2018, respectively. Equity investments without readily determinable fair value are measured at cost and will be adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes. At June 28, 2019, the Company increased the fair value for an equity investment in a privately-held company by $2.0 million due to observable price changes for equity investments without readily determinable fair value.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $32.6 million and $29.7 million at June 28, 2019 and September 28, 2018, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 14, "Proton Solutions Loans and Investments," for information on the long-term notes receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

5. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net and notes receivable:

(In millions)	June 28, 2019	September 28, 2018
Trade and unbilled receivables, gross	$1,169.9	$1,093.0
Allowance for doubtful accounts	(47.0)	(41.1)
Trade and unbilled receivables, net	$1,122.9	$1,051.9
Short-term	$1,054.2	$1,009.9
Long-term (1)	$68.7	$42.0

Notes receivable	$32.6	$29.8
Short-term (2)	$—	$0.1
Long-term (1) (3)	$32.6	$29.7

(1)	Included in other assets on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.
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
As of June 28, 2019, and September 28, 2018, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables.
See Note 14, "Proton Solutions Loans and Investments," for more information on the Company's long-term notes receivable balances.
6. GOODWILL AND INTANGIBLE ASSETS
The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Proton Solutions	Other	Total
Balance at September 28, 2018	$242.1	$51.5	$—	$293.6
Business combinations	204.2	—	122.7	326.9
Impairment charges		(50.5)	—	(50.5)
Measurement period adjustments to business combinations in prior year	(2.1)	—	—	(2.1)
Foreign currency translation adjustments	—	(1.0)	—	(1.0)
Balance at June 28, 2019	$444.2	$—	$122.7	$566.9

See Note 2, "Business Combinations," for more information on the business combinations and measurement period adjustments to business combination in prior year.

During the third quarter of fiscal year 2019, the Company recorded a goodwill impairment charge of $50.5 million for the full value of the Proton Solutions reporting unit goodwill. The impairment resulted from a downward revision of the forecasted future cash flows. Factors in the third quarter that contributed to the revised forecast include observed continued weakness in proton therapy markets and lower than expected results as compared to prior forecasts. These events decreased the forecasted cash flows and the fair value of the Proton Solutions reporting unit below its carrying value as of the third quarter of fiscal year 2019.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

To determine the fair value of the Proton Solutions reporting unit, the Company used the income approach. Under the income approach, the fair value of the Proton Solutions reporting unit was based on the present value of the estimated future cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted-average cost of capital appropriate for the Proton Solutions reporting unit.
The Company also assessed whether the carrying amounts of the Proton Solutions reporting unit’s long-lived assets may not be recoverable and therefore impaired. To assess the recoverability of the reporting unit’s long-lived assets, the undiscounted cash flows of the reporting unit were analyzed and compared to the carrying value. The sum of the undiscounted cash flows exceeded the carrying value of the asset group, therefore, no impairment was indicated.
The following table reflects the gross carrying amount and accumulated amortization of the Company's intangible assets:

	June 28, 2019			September 28, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies, patents, and trade names	$240.4	$(81.4)	$159.0	$139.6	$(73.9)	$65.7
Customer contracts, supplier relationships, and partner relationships	118.3	(23.5)	94.8	44.9	(19.1)	25.8
Other	6.1	(6.0)	0.1	6.6	(5.8)	0.8
Total intangible with finite lives	364.8	(110.9)	253.9	191.1	(98.8)	92.3
In-process research and development with indefinite lives	19.2	—	19.2	8.8	—	8.8
Total intangible assets	$384.0	$(110.9)	$273.1	$199.9	$(98.8)	$101.1

See Note 2, "Business Combinations," for more information about finite-lived intangible assets acquired in our business combinations.
Amortization expense for intangible assets was $6.0 million and $4.8 million during the three months ended June 28, 2019 and June 29, 2018, respectively, and $17.4 million and $15.2 million during the nine months ended June 28, 2019 and June 29, 2018, respectively.
As of June 28, 2019, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2019	$9.6
2020	35.7
2021	31.9
2022	30.2
2023	28.4
Thereafter	118.1
Total remaining amortization for intangible assets	$253.9

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
The fair value of derivative instruments reported on the Company's Condensed Consolidated Balance Sheet were as follows:

		June 28, 2019
(In millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$(0.3)
Total derivatives		$(0.3)

As of September 28, 2018, the Company did not have any outstanding derivatives designated as hedging instruments. As of June 28, 2019, and September 28, 2018, the fair value of the Company's derivatives not designated as hedging instruments were not material.
Cash Flow Hedging Activities
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

June 28, 2019
(In millions)	Notional Value Sold
Euro	$25.5

As of September 28, 2018, the Company did not have any outstanding foreign currency forward contracts designated as cash flow hedges.
The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets:

	Loss Recognized in Other Comprehensive Earnings (Loss)
	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Foreign currency forward contracts	$(0.3)	$—	$(0.3)	$(0.9)

As of June 28, 2019, the net unrealized loss on derivatives, before tax, of $0.3 million was included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and is expected to be reclassified to earnings over the next 12 months.

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

Balance Sheet Hedging Activities
The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. Dollar is the functional currency. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in other income, net in the Condensed Consolidated Statements of Earnings. Changes in the values of these hedging instruments are offset by changes in the values of foreign-currency-denominated assets and liabilities. At June 28, 2019, and September 28, 2018, the fair value of the Company's derivatives not designated as hedging instruments was not material.
The Company had the following outstanding foreign currency forward contracts relating to balance sheet hedging activities:

	June 28, 2019
(In millions)	Notional Value Sold	Notional Value Purchased
Australian Dollar	$25.2	$—
Brazilian Real	11.9	—
British Pound	30.2	0.8
Chinese Yuan	—	13.6
Canadian Dollar	3.1	—
Danish Krone	6.9	—
Euro	210.3	12.2
Hungarian Forint	4.6	1.0
Indian Rupee	21.1	—
Japanese Yen	73.8	—
New Zealand Dollar	1.0	—
Norwegian Krone	1.2	—
Polish Zloty	19.5	—
Singapore Dollar	—	1.4
South African Rand	15.4	—
Swedish Krona	7.1	—
Swiss Franc	—	64.4
Taiwan Dollar	13.3	—
Thai Baht	5.3	—
Totals	$449.9	$93.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Net Earnings on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings on Derivative Instruments
	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Other income, net	$(2.2)	$25.5	$4.2	$13.3

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018
Accrued product warranty, at beginning of period	$44.8	$41.3
Charged to cost of revenues	41.7	41.8
Actual product warranty expenditures	(36.9)	(41.6)
Accrued product warranty, at end of period	$49.6	$41.5

Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
Lease Commitments
At June 28, 2019, the Company's lease commitments for minimum rentals under non-cancelable operating leases increased by $10.8 million due to leases assumed from the CTSI, Endocare and Alicon acquisitions. The operating lease terms range from 2019 to 2038.
Lessor Arrangements
The Company leases some of its equipment to certain customers on operating leases generally over a period of 15 years. As of June 28, 2019, the Company had $22.5 million and $4.6 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. As of September 28, 2018, the Company had $19.2 million and $1.3 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. The Company recorded income of $2.3 million and $6.5 million during the three and nine months ended June 28, 2019, respectively, on these equipment leases.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

As of June 28, 2019, and September 28, 2018, the Company had accrued $5.0 million and $5.4 million, respectively, net of third parties' indemnification obligations, for environmental remediation liabilities. The Company believes its reserve is adequate; however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.
The Company also reimburses certain third parties for cleanup activities. The amount the Company spent on environmental cleanup costs, third-party claim costs, project management costs and legal costs in the three and nine months June 28, 2019 and June 29, 2018, was not material.
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
The components of net defined benefit costs were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Defined Benefit Plans
Service cost	$1.7	$1.6	$5.3	$4.9
Interest cost	0.9	0.8	2.8	2.4
Expected return on plan assets	(1.6)	(2.0)	(4.8)	(6.0)
Amortization of prior service cost	(0.2)	(0.1)	(0.6)	(0.4)
Recognized actuarial loss	0.6	0.7	1.7	2.1
Net periodic benefit cost	$1.4	$1.0	$4.4	$3.0

10. INCOME TAXES
The Company’s effective tax rate was 50.9% and 21.2% for the three months ended June 28, 2019 and June 29, 2018, respectively, and 28.5% and 89.2% for the nine months ended June 28, 2019 and June 29, 2018, respectively. The increase in the Company’s effective tax rate for the three months ended June 28, 2019, compared to the year-ago period, is primarily

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

because the current period includes a goodwill impairment charge and an in-process research and development expense, neither of which generate a tax benefit for the Company. The decrease in the Company’s effective tax rate for the nine months ended June 28, 2019, compared to the year-ago period, was primarily because the prior period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act (the "Act"), which was signed into law on December 22, 2017. The current periods also include the impact of several provisions of the Act that take effect for the Company for the first time in the fiscal year ending September 27, 2019, including a new minimum tax on certain foreign earnings (the Global Intangible Low-taxed Income, or "GILTI"), a new tax on certain payments to foreign related parties (the Base Erosion and Anti-avoidance Tax), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. The Company has elected to account for GILTI as a period cost rather than on a deferred basis. The current periods also reflects the fact that, as the Company has a September fiscal year end, the lower 21% federal rate is now fully phased in; that is, it is applicable to our domestic earnings for the full fiscal year ending September 27, 2019.
As part of the transition to a modified territorial system, the Act imposed a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries. The Company recorded a discrete tax expense related to the one-time transition tax of $2.3 million during the first quarter of fiscal year 2019, and of $6.4 million during the third quarter of fiscal year 2019, resulting in the cumulative amount of $173.3 million. The Company has elected to pay this tax over the eight-year period allowed for in the Act.
On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118. This guidance allowed registrants a “measurement period,” to complete their accounting for the tax effects of the Act. The Company relied on this guidance to refine its estimates of the impact of the Act during the measurement period. The measurement period ended during the Company's period ended December 28, 2018. As a result, the Company considered its accounting for the tax effects of the Act to be complete at that time based on its interpretation of the law and subsequent guidance that had been issued to that point. Subsequently, it was necessary to adjust the Company's calculation of the tax as a result of further guidance and its impact on the Company's interpretation of the rules. It is expected that the U.S. Treasury will continue to issue regulations and other guidance on the application of certain provisions of the Act that may impact the Company's interpretation of the rules and our calculation of the tax impact of the transition tax or other provisions of the Act.
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
The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the nine months ended June 28, 2019; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of June 28, 2019, approximately 2.5 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Number of shares	0.4	0.3	1.1	1.1
Average repurchase price per share	$138.90	$120.59	$123.15	$112.25
Total cost	$48.6	$39.2	$134.2	$131.9

Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Losses Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 28, 2018	$(35.2)	$—	$(30.1)	$(65.3)
Other comprehensive loss before reclassifications	—	(0.3)	(4.8)	(5.1)
Amounts reclassified out of other comprehensive earnings	1.1	—	—	1.1
Tax expense	(0.2)	—	—	(0.2)
Balance at June 28, 2019	$(34.3)	$(0.3)	$(34.9)	$(69.5)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 29, 2017	$(44.1)	$—	$(24.7)	$(68.8)
Other comprehensive earnings before reclassifications	—	(0.9)	(3.0)	(3.9)
Amounts reclassified out of other comprehensive earnings	1.3	0.9	—	2.2
Tax expense	(0.2)	—	—	(0.2)
Balance at June 29, 2018	$(43.0)	$—	$(27.7)	$(70.7)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified, before taxes, out of other comprehensive earnings (loss) into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

(In millions)	Three Months Ended		Nine Months Ended
Comprehensive Earnings (Loss) Components	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018	Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.4)	$(0.4)	$(1.1)	$(1.3)	Other income, net
Unrealized loss on cash flow hedging instruments	—	—	—	(0.9)	Revenues
Total amounts reclassified out of other comprehensive earnings	$(0.4)	$(0.4)	$(1.1)	$(2.2)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

12. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of revenues - Product	$0.7	$0.8	$2.2	$2.3
Cost of revenues - Service	1.2	1.1	3.3	3.1
Research and development	1.3	1.2	3.5	3.6
Selling, general and administrative	9.0	10.2	26.2	25.5
Total share-based compensation expense	$12.2	$13.3	$35.2	$34.5
Income tax benefit for share-based compensation	$(2.3)	$(3.0)	$(6.8)	$(7.7)

The fair value of options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Employee Stock Option Plans
Expected term (in years)	3.76	3.85	3.76	3.83
Risk-free interest rate	2.2%	2.8%	2.6%	2.2%
Expected volatility	23.9%	21.0%	23.1%	19.0%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$28.52	$24.93	$27.85	$20.82

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	2.5%	2.0%	2.5%	1.6%
Expected volatility	27.8%	32.9%	22.8%	25.2%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$31.38	$28.41	$26.76	$24.56

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The activity for stock options and performance stock options is summarized as follows:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 28, 2018	2.3	$85.82
Granted	0.5	126.45
Cancelled or expired	(0.1)	106.69
Exercised	(0.5)	75.01
Balance at June 28, 2019	2.2	$96.98	4.7	$87.5
Exercisable at June 28, 2019	1.1	$80.48	3.7	$63.9

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $136.13 as of June 28, 2019, the last trading date of the third quarter of fiscal year 2019, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of June 28, 2019, there was $20.2 million of total unrecognized compensation expense related to stock options and performance stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.0 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2018	0.8	$89.17
Granted	0.3	127.14
Vested	(0.4)	81.81
Cancelled or expired	(0.1)	87.47
Balance at June 28, 2019	0.6	$108.49

As of June 28, 2019, unrecognized compensation expense totaling $46.1 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.9 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net earnings	$29.5	$72.5	$221.8	$33.5
Less: Net earnings (loss) attributable to noncontrolling interests	0.1	(0.1)	0.6	—
Net earnings attributable to Varian	$29.4	$72.6	$221.2	$33.5
Denominator:
Weighted average shares outstanding - basic	91.0	91.5	91.0	91.6
Dilutive effect of potential common shares	0.8	1.0	0.9	1.0
Weighted average shares outstanding - diluted	91.8	92.5	91.9	92.6
Net earnings per share attributable to Varian - basic	$0.32	$0.79	$2.43	$0.37
Net earnings per share attributable to Varian - diluted	$0.32	$0.79	$2.41	$0.36
Anti-dilutive employee share-based awards, excluded	0.5	0.7	0.8	0.7

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
The following table lists the Company's notes receivable including accrued interest, senior secured debt, available-for-sale securities, loans outstanding and future commitments for funding the development, construction and operation of various proton therapy centers:

	June 28, 2019		September 28, 2018
(In millions)	Balance	Commitment	Balance	Commitment
Notes Receivable and Secured Debt:
NYPC loan (1)	$30.8	$—	$28.0	$—
RPTC senior secured debt (2)	24.5	—	24.9	—
Proton International LLC loan (1)	1.8	—	1.7	—
	$57.1	$—	$54.6	$—
Available-For-Sale Securities:
MPTC Series B-1 Bonds (3)	$26.6	$—	$25.1	$—
MPTC Series B-2 Bonds (1)	24.5	—	23.1	—
GPTC securities (2)	—	—	7.9	—
APTC securities (3)	6.4	—	6.4	—
	$57.5	$—	$62.5	$—
CPTC Loans and Investment:
Short-term revolving loan (2)	$5.1	$2.1	$3.7	$3.5
Term loan (1)	44.0	—	44.0	—
Equity investment in CPTC (1)	—	—	2.2	—
	$49.1	$2.1	$49.9	$3.5

(1)	Included in other assets at June 28, 2019 and September 28, 2018, on the Company's Condensed Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.

(3)	Included in other assets at June 28, 2019 and prepaid and other current assets at September 28, 2018, on the Company's Condensed Consolidated Balance Sheets.

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
Rinecker Proton Therapy Center ("RPTC") Senior Secured Debt
In July 2017, the Company purchased the outstanding senior secured debt related to the RPTC in Munich, Germany for 21.5 million Euros or $24.5 million. By purchasing the senior secured debt, the Company has a right to approximately 77 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced, and upon finalization of bankruptcy proceedings, the Company believes it is probable it will recover the outstanding senior secured debt balance and trade accounts receivable, net.
At both June 28, 2019 and September 28, 2018, the Company had $4.5 million in trade receivables, net, from RPTC, which does not include any unbilled receivables.
Georgia Proton Treatment Center ("GPTC") Security
In July 2017 and July 2018, the Company purchased a total of $16.1 million in Senior Capital Appreciation Bonds ("Senior Bonds"), which financed the GPTC. In September 2018 and June 2019, the Company sold all of its Senior Bonds for a total of $16.8 million, which included payment of accrued interest.
New York Proton Center ("NYPC") Loan
In July 2015, the Company committed to loan up to $91.5 million to MM Proton I, LLC. In June 2016, the Company assigned $73.0 million of this loan to Deutsche Bank AG. The remaining balance is comprised of an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. As of June 28, 2019, the Subordinate Loan is $30.8 million, including accrued interest. The principal balance and accrued interest on the Subordinate Loan are due in full at maturity in January 2022.
In addition to the outstanding loan, the Company had $25.2 million and $24.1 million, in trade and unbilled receivables, as of June 28, 2019 and September 28, 2018, respectively, which included $12.6 million and $24.1 million in unbilled receivables, respectively, from NYPC.
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
At June 28, 2019, the Company had zero net trade and unbilled receivables from MPTC. At September 28, 2018, the Company had $0.5 million in trade receivables, net, from MPTC.
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
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. In the first quarter of fiscal 2019, as provided in the initial agreement, the Lenders granted a one year extension to the term of the Revolving Loan. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of June 28, 2019, the Company has funded $5.1 million.
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
The Company, using a discounted cash flow approach, determined that the fair value of CPTC's equity as of Closing Date was $20.1 million. The Company's 47.08% ownership percentage amounts to a $9.5 million equity interest in CPTC. Since the common stock received was in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, the Company recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC was accounted for under the equity method of accounting, and the Company accounted for its equity method share of the income or loss of CPTC on a quarter lag basis. In March 2019, the Company sold its equity interest, with a carrying value of zero, in CPTC for a nominal amount. Therefore, beginning in the second quarter of fiscal year 2019, the Company no longer records losses related to the CPTC equity investment.
As of June 28, 2019, and September 28, 2018, the Company had recorded $2.3 million and $1.8 million, respectively, in trade receivables, net, from CPTC.
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
15. SEGMENT INFORMATION
The Company has two reportable operating segments: Oncology Systems and Proton Solutions. The Company's Interventional Oncology business is reflected in the "Other" category because it does not meet the criteria for a reportable operating segment. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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

In addition to providing the products and services for oncology care described above, the Company offers treatment planning as a service and quality assurance as a service, which allows remote support and delivery of care in understaffed locations to utilize technology on a per patient basis. Further, the Company operates 11 healthcare facilities in India; comprised of one specialty hospital and ten cancer centers.
The Proton Solutions segment develops, designs, manufactures, sells and services products and systems for delivering proton therapy, a form of external beam radiotherapy using proton beams for the treatment of cancer.
The Other category includes the Interventional Oncology business, which offers products for minimally invasive interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolic beads.
The following information is provided for the purpose of achieving an understanding of operations but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
The Company allocates corporate costs to its operating segments based on the relative revenues of Oncology Systems, Proton Solutions and Interventional Oncology. The Company allocates these costs excluding certain corporate related costs, transactions or adjustments that the Company's CODM considers to be non-operational, such as restructuring and impairment charges, significant litigation charges or benefits and legal costs, and acquisition-related expenses. Although the Company excludes these amounts from segment operating earnings, they are included in the condensed consolidated operating earnings and included in the reconciliation below.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes select financial results for each reportable segment:

	Three Months Ended		Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenues
Oncology Systems	$792.9	$667.2	$2,242.2	$2,014.6
Proton Solutions	30.9	41.9	102.0	102.9
Total reportable segments	823.8	709.1	2,344.2	2,117.5
Other	2.0	—	2.0	—
Total Company	$825.8	$709.1	$2,346.2	$2,117.5
Earnings before taxes
Oncology Systems	$148.7	$125.6	$404.5	$406.9
Proton Solutions	(62.1)	(10.1)	(90.9)	(42.8)
Total reportable segments	86.6	115.5	313.6	364.1
Other	(1.7)	—	(1.7)	—
Unallocated corporate	(31.0)	(25.5)	(36.5)	(59.8)
Operating earnings	53.9	90.0	275.4	304.3
Interest income, net	1.9	0.5	7.6	2.9
Other income, net	4.2	1.5	27.4	2.9
Total Company	$60.0	$92.0	$310.4	$310.1

Disaggregation of Revenues
The Company disaggregates its revenues from contracts by major product categories, geographic region, and by timing of revenue recognition for each of its reportable operating segments, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.
Revenues by Product Type

	Three Months Ended June 28, 2019				Nine Months Ended June 28, 2019
(In millions)	Oncology Systems	Proton Solutions	Other	Total	Oncology Systems	Proton Solutions	Other	Total
Hardware	$361.7	$24.2	$2.0	$387.9	$1,014.4	$85.7	$2.0	$1,102.1
Software (1)	154.4	1.3	—	155.7	429.8	1.3	—	431.1
Service	276.8	5.4	—	282.2	798.0	15.0	—	813.0
Total Revenues	$792.9	$30.9	$2.0	$825.8	$2,242.2	$102.0	$2.0	$2,346.2

	Three Months Ended June 29, 2018			Nine Months Ended June 29, 2018
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Hardware	$276.5	$38.1	$314.6	$881.2	$95.5	$976.7
Software (1)	125.1	—	125.1	366.9	—	366.9
Service	265.6	3.8	269.4	766.5	7.4	773.9
Total Revenues	$667.2	$41.9	$709.1	$2,014.6	$102.9	$2,117.5

(1)	Includes software support agreements that are recorded in revenues from service, and software licenses that are recorded in revenues from product in the Condensed Consolidated Statements of Earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Revenues by Geographical Region

	Three Months Ended June 28, 2019				Nine Months Ended June 28, 2019
(In millions)	Oncology Systems	Proton Solutions	Other	Total	Oncology Systems	Proton Solutions	Other	Total
Americas	$385.6	$14.8	$0.8	$401.2	$1,073.5	$48.6	$0.8	$1,122.9
EMEA	256.4	14.9	—	271.3	736.2	47.6	—	783.8
APAC	150.9	1.2	1.2	153.3	432.5	5.8	1.2	439.5
Total Revenues	$792.9	$30.9	$2.0	$825.8	$2,242.2	$102.0	$2.0	$2,346.2

North America (1)	$363.1	$14.8	$0.8	$378.7	$1,001.4	$48.6	$0.8	$1,050.8
International	429.8	16.1	1.2	447.1	1,240.8	53.4	1.2	1,295.4
Total Revenues	$792.9	$30.9	$2.0	$825.8	$2,242.2	$102.0	$2.0	$2,346.2

	Three Months Ended June 29, 2018			Nine Months Ended June 29, 2018
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Americas	$323.2	$19.4	$342.6	$981.8	$57.7	$1,039.5
EMEA	208.5	21.2	229.7	633.2	43.3	676.5
APAC	135.5	1.3	136.8	399.6	1.9	401.5
Total Revenues	$667.2	$41.9	$709.1	$2,014.6	$102.9	$2,117.5

North America (1)	$298.7	$19.4	$318.1	$924.6	$57.7	$982.3
International	368.5	22.5	391.0	1,090.0	45.2	1,135.2
Total Revenues	$667.2	$41.9	$709.1	$2,014.6	$102.9	$2,117.5

(1)	North America primarily includes United Statements and Canada.
Timing of Revenue Recognition

	Three Months Ended June 28, 2019				Nine Months Ended June 28, 2019
(In millions)	Oncology Systems	Proton Solutions	Other	Total	Oncology Systems	Proton Solutions	Other	Total
Products transferred at a point in time	$433.8	$1.3	$2.0	$437.1	$1,203.0	$1.3	$2.0	$1,206.3
Products and services transferred over time	359.1	29.6	—	388.7	1,039.2	100.7	—	1,139.9
Total Revenues	$792.9	$30.9	$2.0	$825.8	$2,242.2	$102.0	$2.0	$2,346.2

	Three Months Ended June 29, 2018			Nine Months Ended June 29, 2018
(In millions)	Oncology Systems	Proton Solutions	Total	Oncology Systems	Proton Solutions	Total
Products transferred at a point in time	$326.9	$—	$326.9	$1,028.9	$—	$1,028.9
Products and services transferred over time	340.3	41.9	382.2	985.7	102.9	1,088.6
Total Revenues	$667.2	$41.9	$709.1	$2,014.6	$102.9	$2,117.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

16. SUBSEQUENT EVENTS
In July 2019, the Company signed an asset purchase agreement to acquire Boston Scientific's drug-loadable microsphere and bland embolic bead business which manufactures treatment for arteriovenous malformations and hypervascular tumors. The purchase price for these assets is approximately $90 million, and the transaction is expected to close in August 2019. The purchase is subject to the satisfaction or waiver of customary closing conditions, including approval of the U.S. Federal Trade Commission and the closing of the proposed acquisition of BTG PLC by Boston Scientific. The assets from this purchase will be included in the Company's Interventional Oncology business.

With respect to the unaudited condensed consolidated financial information of Varian Medical Systems, Inc., for the three and nine months ended June 28, 2019 and June 29, 2018, PricewaterhouseCoopers LLP (PricewaterhouseCoopers) reported that it has applied limited procedures in accordance with professional standards for a review of such information. However, its report dated August 7, 2019, appearing below, states that the firm did not audit and does not express an opinion on that unaudited condensed consolidated financial information. PricewaterhouseCoopers has not carried out any significant or additional audit tests beyond those that would have been necessary if their report had not been included. Accordingly, the degree of reliance on its report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the Act) for its report on the unaudited condensed consolidated financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Varian Medical Systems, Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of June 28, 2019, and the related condensed consolidated statements of earnings, of comprehensive earnings and of equity for the three-month and nine-month periods ended June 28, 2019 and June 29, 2018 and the condensed consolidated statements of cash flows for the nine-month periods ended June 28, 2019 and June 29, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of September 28, 2018, and the related consolidated statement of earnings, of comprehensive earnings, of equity and of cash flows for the year then ended (not presented herein), and in our report dated November 26, 2018, which included a paragraph describing a change in the manner of accounting for revenue from contracts with customers in the 2018 consolidated financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 28, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
San Jose, California
August 7, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: growth strategies; industry or market segment outlook; economic and market conditions; global trends; market acceptance of or transition to new products, technology or services such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, healthcare services, interventional treatment planning as a service, quality assurance as a service, interventional oncology, and proton therapy; growth drivers; future orders, revenues, operating expenses, tax rate, cash flows, backlog, earnings growth or other financial results; expected capital expenditures; new and potential future tariffs or cross-border trade restrictions; changes in political, regulatory, safety or economic conditions; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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
Overview
We, Varian Medical Systems, Inc., are a Delaware corporation originally incorporated in 1948 as Varian Associates, Inc. We are the world’s leading manufacturer of medical devices and software for treating cancer and other medical conditions with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, brachytherapy and proton therapy. Through recent acquisitions, we now operate a hospital and cancer centers in India and Sri Lanka; provide cancer care professional services to healthcare providers worldwide; and are a supplier of a broad portfolio of interventional oncology solutions. Our vision is a world without fear of cancer. Our mission is to combine the ingenuity of people with the power of data and technology to achieve new victories against cancer. To meet this challenge, we offer comprehensive solutions for fighting cancer.
We have two reportable operating segments: Oncology Systems and Proton Solutions. Our Interventional Oncology business is reflected in the "Other" category because it does not meet the criteria for a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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
Highlights for the Three Months Ended June 28, 2019
Financial Summary

	Three Months Ended
(In millions, except per share amounts)	June 28, 2019	June 29, 2018	Change
Gross Orders	$891.6	$767.1	16%
Oncology Systems	$778.3	$763.3	2%
Proton Solutions	$111.3	$3.8	n/m
Other	$2.0	$—	n/m
Backlog	$3,118.4	$2,948.9	6%
Revenues	$825.8	$709.1	16%
Oncology Systems	$792.9	$667.2	19%
Proton Solutions	$30.9	$41.9	(26)%
Other	$2.0	$—	n/m
Gross margin as a percentage of revenues	42.5%	44.2%	(170) bps
Effective tax rate	50.9%	21.2%
Net earnings attributable to Varian	$29.4	$72.6	(60)%
Diluted net earnings per share	$0.32	$0.79	(59)%
Net cash provided by operating activities	$126.5	$102.2	24%
Number of shares repurchased	0.4	0.3	8%
Total cost of shares repurchased	$48.6	$39.2	24%

Cancer Treatment Services International. In June 2019, we acquired Cancer Treatment Services International ("CTSI"), a privately-held company that provides cancer care professional services to health care providers worldwide and, through its oncology care brand, American Oncology Institute, focuses on the operation of comprehensive cancer treatment facilities in international markets. CTSI operates AmPath, a full-service reference laboratory and pathology provider, and CTSI Oncology Solutions, an oncology services company that provides solutions such as remote treatment planning services and multi-disciplinary oncology consulting. This acquisition will increase our expertise in cancer center operations, allowing for new partnerships globally, which will allow us to deliver world-class, value-based care in developed and emerging markets. In addition, we expect that the transaction will enable us to innovate and be a leader in cancer focused technology-enabled services. CTSI operations are included in our Oncology Systems business.
We acquired CTSI for a purchase price of $279.3 million, consisting of $262.8 million of cash consideration, $8.2 million of contingent consideration, and $8.3 million of other consideration. The undiscounted range of the contingent consideration payments is zero to $58 million and is based on actual revenues over the 18 months following the acquisition date.
Endocare and Alicon. In June 2019, we acquired Austin, Texas-based Endocare and Hangzhou, China-based, Alicon, to expand our portfolio of multidisciplinary integrated cancer solutions. Endocare is a leading provider of hardware and software solutions for cryoablation, and has a microwave ablation product line; and Alicon is a leader in embolic therapy for treating liver cancer in China. These acquisitions enable us to develop innovations in interventional oncology and provide patients and customers with a wider range of cancer care solutions. Endocare and Alicon operations comprise our Interventional Oncology business.
We acquired Endocare and Alicon for a combined purchase price of $209.4 million consisting of approximately $196.8 million of cash consideration and $12.6 million of contingent consideration. The undiscounted range of the contingent consideration payments is zero to $40 million and is based on actual revenues through March 2020.

Impairment of Proton Solutions Goodwill. During the third quarter of fiscal year 2019, we recorded a goodwill impairment charge of $50.5 million for the full value of the Proton Solutions reporting unit goodwill. The impairment resulted from a downward revision of the forecasted future cash flows. Factors in the third quarter that contributed to the revised forecast include observed continued weakness in proton therapy markets and lower than expected results as compared to prior forecasts. These events decreased the forecasted cash flows and the fair value of the Proton Solutions reporting unit below its carrying value as of the third quarter of fiscal year 2019.

To determine the fair value of the Proton Solutions reporting unit, we used the income approach. Under the income approach, the fair value of the Proton Solutions reporting unit was based on the present value of the estimated future cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted-average cost of capital appropriate for the Proton Solutions reporting unit.
Acquisition-related expenses and in-process research and development. We incurred acquisition-related expenses and in-process research and development of $31.2 million and $12.7 million during the three months ended June 28, 2019 and June 29, 2018, respectively, and $35.8 million and $33.9 million during the nine months ended June 28, 2019 and June 29, 2018, respectively. The three and nine months ended June 28, 2019, included a $20.8 million charge associated with a write-off of in-process research and development ("in-process R&D") related to an acquisition that closed in the third quarter of fiscal year 2019.

Tariff Measures. On July 6, 2018, the Trump Administration imposed 25% tariffs on a variety of products, when imported from China, including Varian’s radiotherapy systems manufactured in China and certain components imported from China into the United States for our manufacturing and service activities. On August 23, 2018, the Administration imposed 25% tariffs on a second list of products from China. On September 24, 2018, the Administration imposed 10% tariffs on a third list of products, and the tariffs in the third list were increased to 25% on May 10, 2019. We expect our imports into the United States to be impacted less by the second and third tariff lists than by the first tariff list.

China responded to the multiple U.S. tariff lists by announcing several lists of products from the United States that are subject to retaliatory tariffs upon import to China. On July 26, 2018, China imposed a first round of 25% retaliatory tariffs that did not impact our products. On August 23, 2018, China imposed 25% retaliatory tariffs on a second list of products, including our exports of United States manufactured radiotherapy systems to China. On June 27, July 2, and July 4, 2019 respectively, Varian submitted formal requests to the Chinese government for exclusion from the retaliatory tariffs for manufacturing inputs, service parts, and radiotherapy systems imported into China from the United States. Any tariffs imposed by the United States and China that include Varian technology could increase the cost of our products and adversely impact the competitiveness of our products and/or our operational results in the future.

We participated in the Office of the U.S. Trade Representative ("USTR") process to seek product-specific exclusions from the U.S. tariffs on Chinese imports. On December 21, 2018, USTR announced its approval of our request to exclude certain radiotherapy systems manufactured in China, and this decision was later published on December 28, 2018. Subsequent to the end of the third quarter of fiscal year 2019, an additional approval of Varian’s request to exclude multi-leaf collimators was granted on July 9, 2019. These exclusions mean Varian’s imports of radiotherapy systems and multi-leaf collimators from China into the United States will not be subject to the China tariffs. While we are uncertain of the outcome of our remaining two exclusion requests to the USTR relating to certain components imported from China, if we are successful, we could be provided relief from these tariffs retroactive to the date of their enactment. On June 27, July 2, and July 4, 2019 respectively, Varian submitted requests for exclusion from the retaliatory tariffs for manufacturing inputs, service parts, and radiotherapy systems imported into China from the United States. In addition, we continue to engage in ongoing planning in and optimization of our global manufacturing and supply chain operations in light of the long-term uncertainty of these tariff measures and to have a more resilient business disruption and continuity plan.

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

Currency fluctuations had a $19.1 million and $16.4 million unfavorable impact on total revenues and Oncology Systems gross orders, respectively, for the three months ended June 28, 2019, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
Oncology Systems. Our Oncology Systems business designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy, and advanced treatments, such as fixed field intensity-modulated radiation therapy ("IMRT"), image-guided radiation therapy ("IGRT"), volumetric modulated arc therapy ("VMAT"), stereotactic radiotherapy, stereotactic body radiotherapy and brachytherapy. Our software solutions include informatics software for information management, clinical knowledge exchange, patient care management, practice management and decision-making support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.

In addition to providing the products and services for oncology care described above, we offer treatment planning as a service and quality assurance as a service, which allows remote support and delivery of care in understaffed locations to utilize technology on a per patient basis, providing increased quality and reduced costs. Further, we operate 11 healthcare facilities in India; comprised of one specialty hospital and ten cancer centers. The CTSI acquisition will enable us to innovate and incubate new solutions such as technology-enabled services and to develop technologies that incorporate artificial intelligence and machine learning capabilities.
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care and outcomes; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Approximately half of Oncology Systems gross orders and revenues come from international markets, within which certain emerging markets typically can have lower gross margins and longer installation cycles since many of these purchases are for new sites where treatment vaults need to be constructed. We have also seen an increased portion of total gross orders and total revenues coming from hardware and software. Software has a higher gross margin percentage than our hardware products. We have also been investing a higher portion of our Oncology Systems research and development budget in software and software-related products.
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding reimbursement rates and models for radiotherapy and radiosurgery, and that this uncertainty will likely continue in future fiscal years. We believe this uncertainty could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability. Given all the dynamic elements affecting this market, as outlined above, we believe the North America market will continue to grow in the low to mid-single digit range.
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
As of June 28, 2019, we had a total of $163.7 million of notes receivable including accrued interest, senior secured debt, available-for-sale securities, and loans outstanding to Proton Solutions customers. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
Interventional Oncology. Our Interventional Oncology business offers products for minimally invasive interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolic beads.
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

We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. During the nine months ended June 28, 2019, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 is the 52-week period ending September 27, 2019, and fiscal year 2018 was the 52-week period that ended September 28, 2018. The fiscal quarters ended June 28, 2019 and June 29, 2018 were both 13-week periods.
Discussion of Results of Operations for the Three and Nine Months Ended June 28, 2019 Compared to the Three and Nine Months Ended June 29, 2018
Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	June 28, 2019	June 29, 2018	Percent Change
Product	$461.3	$365.0	26%	$1,292.0	$1,124.4	15%
Service	364.5	344.1	6%	1,054.2	993.1	6%
Total Revenues	$825.8	$709.1	16%	$2,346.2	$2,117.5	11%
Product as a percentage of total revenues	56%	51%		55%	53%
Service as a percentage of total revenues	44%	49%		45%	47%
Total product revenues increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems. Total service revenues increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems and, to a lesser extent, an increase in revenues from Proton Solutions. Revenues from the CTSI, Endocare and Alicon acquisitions increased revenues by $4.8 million in the three months ended June 28, 2019.

Revenues by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	Constant Currency	June 28, 2019	June 29, 2018	Percent Change	Constant Currency
Americas	$401.2	$342.6	17%	17%	$1,122.9	$1,039.5	8%	8%
EMEA	271.3	229.7	18%	24%	783.8	676.5	16%	21%
APAC	153.3	136.8	12%	15%	439.5	401.5	9%	12%
Total Revenues	$825.8	$709.1	16%	19%	$2,346.2	$2,117.5	11%	13%

North America	$378.7	$318.1	19%	19%	$1,050.8	$982.3	7%	7%
International	447.1	391.0	14%	19%	1,295.4	1,135.2	14%	18%
Total Revenues	$825.8	$709.1	16%	19%	$2,346.2	$2,117.5	11%	13%
North America as a percentage of total revenues	45%	46%			45%	46%
International as a percentage of total revenues	55%	54%			55%	54%
The Americas revenues increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from Proton Solutions.
EMEA and APAC revenues increased in the three months ended June 28, 2019, compared to the year-ago period, due to an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from Proton Solutions. EMEA and APAC revenues increased in the nine months ended June 28, 2019, compared to the year-ago period, due to an increase in revenues from Oncology Systems and, to a lesser extent, an increase in revenues from Proton Solutions.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	Constant Currency	June 28, 2019	June 29, 2018	Percent Change	Constant Currency
Product	$433.8	$326.9	33%	36%	$1,203.0	$1,028.9	17%	19%
Service	359.1	340.3	6%	8%	1,039.2	985.7	5%	8%
Total Oncology Systems Revenues	$792.9	$667.2	19%	22%	$2,242.2	$2,014.6	11%	14%
Product as a percentage of total Oncology Systems revenues	55%	49%			54%	51%
Service as a percentage of total Oncology Systems revenues	45%	51%			46%	49%
Oncology Systems revenues as a percentage of total revenues	96%	94%			96%	95%
Oncology Systems product revenues increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to an increase in revenues from both higher volumes of hardware shipments and higher software sales, partially offset by a negative impact from the U.S./China tariffs of approximately $10 million and $27 million in the three and nine months ended June 28, 2019, respectively.
Oncology Systems service revenues, which include performance obligations for installation, training and warranty, increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to the ongoing customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow.

Revenues by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	Constant Currency	June 28, 2019	June 29, 2018	Percent Change	Constant Currency
Americas	$385.6	$323.2	19%	20%	$1,073.5	$981.8	9%	10%
EMEA	256.4	208.5	23%	30%	736.2	633.2	16%	22%
APAC	150.9	135.5	11%	14%	432.5	399.6	8%	11%
Total Oncology Systems Revenues	$792.9	$667.2	19%	22%	$2,242.2	$2,014.6	11%	14%

North America	$363.1	$298.7	22%	22%	$1,001.4	$924.6	8%	8%
International	429.8	368.5	17%	22%	1,240.8	1,090.0	14%	18%
Total Oncology Systems Revenues	$792.9	$667.2	19%	22%	$2,242.2	$2,014.6	11%	14%
North America as a percentage of total Oncology Systems revenues	46%	45%			45%	46%
International as a percentage of total Oncology Systems revenues	54%	55%			55%	54%
Americas Oncology Systems revenues increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to an increase in revenues from hardware products and, to a lesser extent, an increase in revenues from services and software licenses.
EMEA Oncology Systems revenues increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to an increase in revenues from hardware products and, to a lesser extent, an increase in revenues from services and software licenses, partially offset by an unfavorable foreign currency impact in fiscal year 2019.
APAC Oncology Systems revenues increased in the three months ended June 28, 2019, compared to the year-ago period, primarily due to increases in hardware products and software licenses and, to a lesser extent, an increase in revenues from services. APAC Oncology Systems revenues increased in the nine months ended June 28, 2019, compared to the year-ago period, due to an increase in revenues from software licenses and services, and to a lesser extent, an increase in revenues from hardware products. Revenues from hardware products in the three and nine months ended June 28, 2019 include a negative impact of $10 million and $27 million, respectively, from the U.S./China Tariffs.
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
Proton Solutions Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	June 28, 2019	June 29, 2018	Percent Change
Product	$25.5	$38.1	(33)%	$87.0	$95.5	(9)%
Service	5.4	3.8	44%	15.0	7.4	102%
Total Proton Solutions Revenues	$30.9	$41.9	(26)%	$102.0	$102.9	(1)%
Proton Solutions revenues as a percentage of total revenues	4%	6%		4%	5%

Revenues from Proton Solutions decreased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to a decrease in product revenues that resulted from the timing of project completions and stage of progress, partially offset by an increase in service revenues resulting from the increase in proton centers transitioned to service contracts.
Other Revenues
Revenues from the Other category was $2.0 million for the three and nine months ended June 28, 2019. Revenues from the Other category are allocated to product revenues.
Gross Margin

Dollars by segment	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	June 28, 2019	June 29, 2018	Percent Change
Oncology Systems	$346.3	$305.5	13%	$978.5	$923.3	6%
Proton Solutions	5.0	8.1	(41)%	7.1	11.6	(39)%
Other	0.1	—	n/m	0.1	—	n/m
Gross margin	$351.4	$313.6	12%	$985.7	$934.9	5%
Percentage by segment
Oncology Systems	43.7%	45.8%		43.7%	45.8%
Proton Solutions	15.6%	19.5%		6.9%	11.3%
Other	5.3%	—%		5.3%	—%
Total Company	42.5%	44.2%		42.0%	44.2%
Percentage by sales classification
Total Company - Product	35.4%	33.6%		33.5%	35.0%
Total Company - Service	51.6%	55.5%		52.4%	54.5%
Oncology Systems - Product	37.1%	35.2%		36.0%	37.0%
Oncology Systems - Service	51.7%	56.0%		52.5%	55.1%
n/m - not meaningful
Oncology Systems product gross margin percentage increased in the three months ended June 28, 2019, compared to the year-ago period, primarily due to the mix of higher-margin products being offset by the U.S./China tariffs and unfavorable foreign exchange rate fluctuations. The U.S./China tariffs had a negative impact of approximately $15 million, comprised of a negative impact of $10 million in revenues and $5 million in cost of revenues. Oncology Systems product gross margin percentage decreased in the nine months ended June 28, 2019, compared to the year-ago period, primarily due to the U.S./China tariffs and unfavorable foreign exchange rate fluctuations, partially offset by mix of higher-margin products. The U.S./China tariffs had a negative impact of $39 million, comprised of a negative impact of $27 million in revenues and $12 million in cost of revenues.
Oncology Systems service gross margin percentage decreased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to increased costs related to software installations and upgrades.
Proton Solutions gross margin percentage decreased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to the mix of projects in revenues, partially offset by an increase in service revenues. The decrease in the nine months ended June 28, 2019 includes approximately $7 million in additional project costs in addition to site delays that occurred during the second quarter of fiscal year 2019.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	June 28, 2019	June 29, 2018	Percent Change
Research and development	$62.1	$59.5	4%	$182.4	$174.3	5%
Research and development as a percentage of total revenues	8%	8%		8%	8%
Research and development expenses increased $2.6 million and $8.1 million in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to an increase in investments in software, adaptive radiotherapy and other strategic programs.
Selling, General and Administrative, Impairment Charges, and Acquisition-related expenses

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	June 28, 2019	June 29, 2018	Percent Change
Selling, general and administrative	$153.6	$140.4	9%	$441.5	$400.3	9%
Impairment charges	$50.6	$11.0	360%	$50.6	$22.1	129%
Acquisition-related expenses and in-process R&D	$31.2	$12.7	147%	$35.8	$33.9	6%
Selling, general and administrative as a percentage of total revenues	19%	20%		19%	19%
Impairment charges as a percentage of total revenues	6%	2%		2%	1%
Acquisition-related expenses and in-process R&D as a percentage of total revenues	4%	2%		2%	2%
n/m - not meaningful
Selling, general and administrative expenses increased $13.2 million and $41.2 million in the three and nine months ended June 28, 2019, respectively, compared to the year-ago periods, primarily due to an increase in headcount to support sales and marketing for recent acquisitions and product management for treatment planning in Oncology Systems. Also included in the nine months ended June 28, 2019, were a $4.5 million increase in allowance for doubtful accounts, $2.7 million increase related to the ASTRO trade show held in the first quarter of fiscal year 2019, and a $2.2 million loss on our equity investment in the California Proton Therapy Center ("CPTC").
Impairment charges in the three and nine months ended June 28, 2019, were due to a $50.5 million goodwill impairment charge to the Proton Solutions reporting unit. Impairment charges, in the three and nine months ended June 29, 2018, were related to our former subordinated loan to Maryland Proton Treatment Center.
Acquisition-related expenses and in-process R&D increased in three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to a $20.8 million charge associated with a write-off of in-process R&D related to an acquisition that closed in the third quarter, and additional acquisition-related expenses for the CTSI, Endocare and Alicon acquisitions. Acquisition-related expenses for the three and nine months ended June 29, 2018, include $13.3 million and $29.7 million, respectively, in losses related to hedging the anticipated Australian dollar Sirtex purchase price, partially offset by a $9.0 million break-up fee received from Sirtex in connection with the termination of the acquisition in the third quarter of fiscal year 2018.

Other Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	June 28, 2019	June 29, 2018	Percent Change
Interest income	$3.7	$1.8	101%	$11.6	$8.6	38%
Interest expense	$(1.8)	$(1.3)	40%	$(4.0)	$(5.7)	(29)%
Other income, net	$4.2	$1.5	198%	$27.4	$2.9	n/m
Interest income increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to an increase in interest income generated from our cash holdings due to higher interest rates as compared to the prior periods.
Interest expense increased in the three months ended June 28, 2019, compared to the year-ago period, primarily due to an increase in borrowings from our credit facility during the third quarter of fiscal year 2019 to finance acquisitions. Interest expense decreased in the nine months ended June 28, 2019, compared to the year-ago period, primarily due to a decrease in overall borrowings in fiscal year 2019.
Other income, net, increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to a $22.0 million gain on the sale of an equity investment in the first quarter of fiscal year 2019.
Taxes on Earnings

	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Change	June 28, 2019	June 29, 2018	Change
Taxes on earnings	$30.5	$19.5	57.0%	$88.6	$276.6	(68.0)%
Effective tax rate	50.9%	21.2%		28.5%	89.2%
Our effective tax rate increased in the three months ended June 28, 2019, compared to the year-ago period, primarily because the current period includes a goodwill impairment charge and an in-process R&D expense, neither of which generate a tax benefit for the Company. Our effective tax rate decreased for the nine months ended June 28, 2019, compared to the year-ago period, primarily because the prior period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act (the "Act"), which was signed into U.S. law on December 22, 2017.
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
Diluted Net Earnings Per Share

	Three Months Ended			Nine Months Ended
	June 28, 2019	June 29, 2018	Percent Change	June 28, 2019	June 29, 2018	Percent Change
Diluted net earnings per share	$0.32	$0.79	(59)%	$2.41	$0.36	n/m
n/m - not meaningful
Diluted net earnings per share decreased in the three months ended June 28, 2019, compared to the year-ago period, primarily due to the $50.5 million Proton Solutions goodwill impairment, the $20.8 million write-off of in-process R&D related to an acquisition that closed in the third quarter of fiscal year 2019, and an increase in income tax expense, partially offset by a $13.3 million loss related to hedging the anticipated Australian dollar Sirtex purchase price during the third quarter of 2018.
Diluted net earnings per share increased in the nine months ended June 28, 2019, compared to the year-ago period, primarily due to higher income tax expense that resulted from the Act in the first quarter of fiscal year 2018.

Gross Orders

Gross orders by segment	Three Months Ended			Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	June 28, 2019	June 29, 2018	Percent Change
Oncology Systems	$778.3	$763.3	2%	$2,261.0	$2,047.3	10%
Proton Solutions	111.3	3.8	n/m	121.2	51.9	134%
Other	2.0	—	n/m	2.0	—	n/m
Total Gross Orders	$891.6	$767.1	16%	$2,384.2	$2,099.2	14%
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
Oncology Systems Gross Orders

Gross orders by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	June 28, 2019	June 29, 2018	Percent Change	Constant Currency	June 28, 2019	June 29, 2018	Percent Change	Constant Currency
Americas	$357.4	$362.9	(1)%	(1)%	$1,059.4	$1,003.8	6%	6%
EMEA	281.1	259.1	8%	13%	732.7	648.8	13%	18%
APAC	139.8	141.3	(1)%	1%	468.9	394.7	19%	21%
Total Oncology Systems Gross Orders	$778.3	$763.3	2%	4%	$2,261.0	$2,047.3	10%	13%

North America	$338.4	$342.7	(1)%	(1)%	$994.4	$927.6	7%	7%
International	439.9	420.6	5%	8%	1,266.6	1,119.7	13%	17%
Total Oncology Systems Gross Orders	$778.3	$763.3	2%	4%	$2,261.0	$2,047.3	10%	13%
The Americas Oncology Systems gross orders decreased in the three months ended June 28, 2019, compared to the year-ago period, primarily due to a decrease in orders from hardware products, partially offset by a growth in orders from services and software licenses. The Americas Oncology Systems gross orders increased in the nine months ended June 28, 2019, compared to the year-ago period, primarily due to growth in orders from services and, to a lesser extent, growth in orders from hardware products and software licenses in North America, partially offset by a decrease in orders from hardware products and software licenses in Latin America.

EMEA Oncology Systems gross orders increased in the three and nine months ended June 28, 2019, compared to the year-ago periods, primarily due to growth in orders across the region, particularly in emerging markets, for our hardware products, services and software licenses.
APAC Oncology Systems gross orders decreased in the three months ended June 28, 2019, compared to the year-ago period, primarily due to a decrease in orders from hardware products and software licenses being mostly offset by an increase in orders from services. APAC Oncology Systems gross orders increased in the nine months ended June 28, 2019, compared to the year-ago period, primarily due to the growth in orders across the region, primarily in Greater China, Japan, Southeast Asia, and South Korea, for our hardware products and services.
The trailing 12 months' growth in gross orders for Oncology Systems at the end of the third quarter of fiscal year 2019 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	June 28, 2019	March 29, 2019	December 28, 2018	September 28, 2018
Americas	6%	8%	7%	5%
EMEA	13%	18%	16%	17%
APAC	22%	20%	13%	9%
North America	6%	9%	5%	3%
International	15%	17%	16%	15%
Total Oncology Systems Gross Orders	11%	13%	11%	9%
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
Proton Solutions Gross Orders
Proton Solutions gross orders increased $107.5 million and $69.3 million in the three and nine months ended June 28, 2019, compared to the year-ago periods. Proton Solutions recorded three proton system orders in the three and nine months ended June 28, 2019, compared to recording no proton system orders and two proton system orders in the three and nine months ended June 29, 2018, respectively. Also contributing to the increase in gross orders was an increase in service orders in fiscal year 2019.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. At June 28, 2019, total Company backlog was $3.1 billion, an increase of 6% compared to the backlog at June 29, 2018. Our Oncology Systems backlog at June 28, 2019 was 7% higher than the backlog at June 29, 2018, which reflected an increase of 7% for the both international regions and North America, respectively. Proton Solutions backlog was $252 million at June 28, 2019.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are classified as dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled net reductions of $65.3 million and $102.5 million in the three and nine months ended June 28, 2019, compared to $36.4 million and $116.1 million in the year-ago periods, respectively.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash:

(In millions)	June 28, 2019	September 28, 2018	Increase
Cash and cash equivalents	$520.7	$504.8	$15.9
Restricted cash	22.2	11.6	10.6
Total cash, cash equivalents, and restricted cash	$542.9	$516.4	$26.5
The increase in cash, cash equivalents, and restricted cash in the nine months ended June 28, 2019 was primarily due to $254.0 million of cash provided by operating activities, $400.0 million in net borrowings from our credit facility, $55.7 million in proceeds from the issuance of common stock to employees, and $29.9 million in proceeds from the sale of an equity investment, partially offset by $485.6 million used for acquisitions, $134.2 million used for the repurchase of shares of VMS common stock, $43.7 million used for purchases of property, plant, and equipment, $29.8 million for equity investments, $16.8 million debt repayment related to a recent acquisition, and $14.1 million used for tax withholdings on vesting of equity awards.
At June 28, 2019, we had approximately $51 million, or 10%, of cash and cash equivalents in the United States, which included approximately $16.7 million held as money market funds, and approximately $470 million, or 90%, of cash and cash equivalents was held abroad. In light of the changes to the U.S. federal taxation of foreign earnings, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of June 28, 2019, most of our cash and cash equivalents that was held abroad was in U.S. Dollars and was primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Nine Months Ended
(In millions)	June 28, 2019	June 29, 2018
Net cash flow provided by (used in):
Operating activities	$254.0	$346.7
Investing activities	(523.7)	(103.1)
Financing activities	294.0	(421.6)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2.2	4.6
Net increase (decrease) in cash, cash equivalents and restricted cash	$26.5	$(173.4)
Our primary cash inflows and outflows were as follows:

•
In the nine months ended June 28, 2019, net cash provided by operating activities was $254.0 million compared to $346.7 million in the nine months ended June 29, 2018. The $92.7 million decrease in net cash from operating activities was driven by a $266.6 million decrease in the net change from operating assets and liabilities and a $14.4 million decrease from non-cash items partially offset by a $188.3 million increase in net earnings.

•	The major contributors to the net change in operating assets and liabilities, net of effects of acquisitions, in the nine months ended June 28, 2019 were as follows:

◦	Trade and unbilled receivables increased $77.7 million primarily due to an increase in revenues in Oncology Systems.

◦	Inventory increased $78.4 million primarily to support a higher volume of orders in Oncology Systems.

◦	Prepaid expenses and other assets increased $26.9 million primarily due to an increase in prepaid taxes.

◦	Accounts payable increased $29.9 million primarily due to timing of payments.

◦	Accrued liabilities and other long-term liabilities decreased $24.4 million, primarily due to the timing of income tax payments and payments processed for accrued compensation.

◦	Deferred revenues increased $54.9 million primarily due to an increase in billing ahead of revenue recognition resulting from changes in the mix of contractual billing terms.
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

•
In the nine months ended June 28, 2019, cash used in investing activities was $523.7 million, compared to $103.1 million in the nine months ended June 29, 2018. In the nine months ended June 28, 2019, cash used in investing activities primarily included $485.6 million used for acquisitions, $43.7 million for purchases of property, plant and equipment, and $29.8 million for purchases of equity investments, partially offset by $29.9 million received from the sale of an equity investment, and $8.5 million received from the sale of an available-for-sale security. In the nine months ended June 29, 2018, cash used in investing activities primarily included $58.7 million used for acquisitions, $30.8 million for the purchases of property, plant and equipment, $10.1 million for the purchase of equity investments, a $6.0 million investment in an available-for-sale security, $5.5 million for the purchase of a foreign currency option for the anticipated acquisition of Sirtex, and $5.3 million in loans to CPTC, partially offset by $8.0 million received from the sale of an available-for-sale security and $6.3 million received from repayments on notes receivables.

•
In the nine months ended June 28, 2019, cash provided by financing activities was $294.0 million compared to cash used of $421.6 million in the nine months ended June 29, 2018. In the nine months ended June 28, 2019, cash provided by financing activities primarily included $400 million in net borrowings from our credit facility and $55.7 million in proceeds from the issuance of common stock to employees, partially offset by $134.2 million for the repurchase of VMS common stock, a $16.8 million debt repayment related to a recent acquisition, and $14.1 million for tax withholdings on vesting of equity awards. In the nine months ended June 29, 2018, cash used in financing activities primarily included $331.7 million in debt repayments, net of borrowings, under our credit facility agreements, $131.9 million for the repurchase of VMS common stock and $11.5 million for tax withholdings on vesting of equity awards, partially offset by $57.1 million in proceeds from the issuance of common stock to employees.

2018 Revolving Credit Facility
The following table summarizes our short-term borrowings:

(Dollars in millions)	June 28, 2019
2018 Revolving Credit Facility	$400.0	3.40%
Total short-term borrowings	$400.0
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
Debt as a percentage of total capital was 18.6% at June 28, 2019. The ratio of current assets to current liabilities decreased to 1.29 to 1 at June 28, 2019 from 1.63 to 1 at September 28, 2018, primarily due to an increase in short-term borrowings.
Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) decreased to 105 days at June 28, 2019 from 106 days at June 29, 2018. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. Proton Solutions' DSO is not meaningful because it is highly variable. As of June 28, 2019, approximately 6% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Number of shares	0.4	0.3	1.1	1.1
Average repurchase price per share	$138.90	$120.59	$123.15	$112.25
Total cost	$48.6	$39.2	$134.2	$131.9
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of June 28, 2019, approximately 2.5 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.

Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act. As of June 28, 2019, our liability for uncertain tax positions was $45.5 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. We have elected to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of June 28, 2019, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $137.5 million.
At June 28, 2019, our lease commitments for minimum rentals under non-cancelable operating leases increased by $10.8 million due to leases assumed from the CTSI, Endocare and Alicon acquisitions. The operating lease terms range from 2019 to 2038.
Except for the items discussed above, there has been no significant change to the other contractual obligations we reported in our 2018 Annual Report.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of June 28, 2019, we have not incurred any significant costs since the spin-off of Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. in 1999 or the distribution of Varex Imaging Corporation in 2017, to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to Proton Solutions customers. As of June 28, 2019, we had a total of $49.1 million in loans outstanding to CPTC and $114.6 million carrying value of notes receivable including accrued interest to Proton Solutions customers, available-for-sale securities, and short-term senior secured debt. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
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
We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency sale transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. Dollars. The foreign currency transactions that fit our risk management policy criteria are hedged with foreign currency forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative or trading purposes. The forward contracts outstanding as of June 28, 2019 range from one to thirteen months in maturity.
We also hedge the balance sheet exposures from our various foreign subsidiaries and business units. We enter into foreign currency forward contracts to minimize the short-term impact of currency fluctuations on assets and liabilities denominated in currencies other than the subsidiaries' functional currency or the U.S. Dollar.
The notional values of our sold and purchased foreign currency forward contracts outstanding as of June 28, 2019 were $475.4 million and $93.4 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale investments as of June 28, 2019. The principal amount of cash and cash equivalents at June 28, 2019 totaled $520.7 million with a weighted average interest rate of 0.74%. Cash and cash equivalents at June 28, 2019 includes $16.7 million of money market funds with a weighted average interest rate of 2.31%.

Our available-for-sale securities are carried at fair value. At June 28, 2019, our available-for-sale securities, which include accrued interest are as follows:

(In millions, except for percentages)	Fair Value	Interest Rate
MPTC Series B-1 Bonds	$26.6	7.5%
MPTC Series B-2 Bonds	$24.5	8.5%
APTC securities	$6.4	8.5%
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our 2018 Revolving Credit Facility. At June 28, 2019, borrowings under the under the 2018 Revolving Credit Facility totaled $400.0 million with a weighted average interest rate of 3.40%. If the amount outstanding under our 2018 Revolving Credit Facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $4.0 million. See a detailed discussion of our credit facilities in “MD&A - Liquidity and Capital Resources.”
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

(b)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 6, 2018, the Trump Administration imposed 25% tariffs on a variety of products, when imported from China, including Varian’s radiotherapy systems manufactured in China and certain components imported from China into the United States for our manufacturing and service activities. On August 23, 2018, the Administration imposed 25% tariffs on a second list of products from China. On September 24, 2018, the Administration imposed 10% tariffs on a third list of products, and the tariffs in this third list were increased to 25% on May 10, 2019. We expect our imports into the United States to be impacted less by these two later tariff lists than by the initial tariff list.
China responded to the multiple U.S. tariff lists by announcing several lists of products from the United States that are subject to retaliatory tariffs upon import to China. On July 6, 2018, China imposed a first round of 25% retaliatory tariffs that did not impact our products. On August 23, 2018, China imposed 25% retaliatory tariffs on a second group of products, including our exports of U.S. manufactured radiotherapy systems to China. On September 24, 2018, China imposed retaliatory tariffs on a third group of products, including certain of our manufacturing inputs and service components - and these tariffs ranged from 5 to 10%. On June 1, 2019, China increased the tariff range of this third group to 10, 20 and 25%, depending on the product. Any tariffs imposed by the United States and China that include Varian technology could increase the cost of our products and adversely impact the competitiveness of our products and/or our operational results in the future.
We participated in the Office of the U.S. Trade Representative (“USTR”) process to seek product-specific exclusions from the U.S. tariffs on Chinese imports. On December 21, 2018, USTR announced its approval of our request to exclude certain radiotherapy systems manufactured in China, and this decision was later published on December 28, 2018. Subsequent to the end of the third quarter of fiscal year 2019, an additional approval of our request to exclude multi-leaf collimators was granted on July 9, 2019. These exclusions mean our imports of radiotherapy systems and multi-leaf collimators from China into the U.S. will not be subject to the China tariffs. On June 27, July 2, and July 4, 2019 respectively, Varian submitted formal requests to the Chinese government for exclusion from the retaliatory tariffs for manufacturing inputs, service parts, and radiotherapy systems imported into China from the United States. While we have been successful in our request to exclude radiotherapy systems there can be no assurance that we will be successful in obtaining an exclusion for our additional requests to USTR relating to certain components imported from China nor is there an assurance that the Chinese government will provide reciprocal relief from the retaliatory tariffs.

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
From time to time, we may implement or acquire new lines of business or offer new products and services within existing lines of business. For example, we have recently completed acquisitions that expand our business into the healthcare provider space and interventional oncology space, and we are also expanding into treatment planning and service. There are substantial risks and uncertainties associated with these efforts. In developing, marketing, or acquiring new lines of business and/or offering new products and services, we may invest significant time and resources. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, shifting market preferences and lack of experience or knowledge, may also impact the successful implementation or acquisition of a new line of business or the offering of a new product or service. Entry into a new line of business and/or offering a new product or service may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. In addition, implementing or acquiring new lines of business or offering new products and services within existing lines of business can affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. Other risks include, without limitation: (i) potential diversion of management’s attention, available cash, and other resources from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into or acquire this new line of business; (iv) potential damage to existing customer relationships or lack of customer acceptance or inability to attract new customers; and (v) the inability to compete effectively. These risks would be magnified to the extent that any new business line would result in a significant increase in operations in developing markets. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.

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
Once Medicare makes a decision to provide reimbursement for a given treatment, these reimbursement rates are generally reviewed and adjusted by Medicare annually. Private third-party payors, although independent from Medicare, sometimes use portions of Medicare reimbursement policies and payment amounts in making their own reimbursement decisions. As a result, decisions by the Centers for Medicare and Medicaid Services ("CMS") to reimburse for a treatment, or changes to Medicare’s reimbursement policies or reductions in payment amounts may extend to third-party payor reimbursement policies and amounts for that treatment. We have seen our customers’ decision-making process complicated by the uncertainty surrounding Medicare reimbursement rates and coverage for modalities and indications for radiotherapy and radiosurgery in the United States. From time to time, CMS and third-party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement and coverage of procedures for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. In addition, in July 2019 CMS announced a proposed alternative payment model (or “APM”) pilot program for radiation oncology intended to test an episodic payment structure across a cohort of U.S. hospitals and freestanding cancer centers. The timing and details of such a payment model are uncertain. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for radiotherapy, radiosurgery, proton therapy or brachytherapy, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders and have a material adverse effect on results of operations, financial position and stock price.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2019 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2019 - April 26, 2019	0.4	$138.90	0.4	2.5
April 27, 2019 - May 24, 2019	—	$—	—	2.5
May 25, 2019 - June 28, 2019	—	$—	—	2.5
Total	0.4	$138.90	0.4	2.5

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

15.1*	Letter Regarding Unaudited Interim Financial Information.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2019, formatted in Inline XBRL

*	Filed herewith
**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	August 7, 2019	By:	/s/ GARY E. BISCHOPING JR.
Gary E. Bischoping Jr.
Senior Vice President and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)