Form 10-K
period 2019-09-27
VARIAN MEDICAL SYSTEMS INC
filed 2019-11-25
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-7598
VARIAN MEDICAL SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware			94-2359345
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

3100 Hansen Way	Palo Alto	California	94304-1038
(Address of principal executive offices)			(Zip Code)

(650)	493-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	VAR	New York Stock Exchange
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

Large accelerated filer	x	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of March 29, 2019, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on March 29, 2019) was $11,483,697,873. At November 15, 2019, the number of shares of the Registrant’s common stock outstanding was 90,897,556.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders — Part III of this Form 10-K

VARIAN MEDICAL SYSTEMS, INC.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”), including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our,” “Varian” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to the factors listed under Item 1A, “Risk Factors,” MD&A and disclosed from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements concerning: growth strategies; industry or market segment outlook; market acceptance of or transition to new products or technologies such as fixed field intensity-modulated radiation therapy, image-guided radiation therapy, stereotactic radiosurgery, volumetric modulated arc therapy, brachytherapy, software, treatment techniques, healthcare services, interventional treatment planning as a service, quality assurance as a service, interventional solutions, and proton therapy; growth drivers; future orders, revenues, operating expenses, tax rate, cash flows, backlog, earnings growth or other financial results; new and potential future tariffs or cross-border trade restrictions; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

Item 1. Business
Overview
We, Varian Medical Systems, Inc., are a Delaware corporation originally incorporated in 1948 as Varian Associates, Inc. We are the world’s leading manufacturer of medical devices and software for treating cancer and other medical conditions with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, brachytherapy and proton therapy. Through recent acquisitions, we now operate a hospital and a network of cancer centers in India and Sri Lanka; provide cancer care professional services to healthcare providers worldwide; and are a supplier of a broad portfolio of interventional solutions.
Our vision is a world without fear of cancer. Our mission is to combine the ingenuity of people with the power of data and technology to achieve new victories against cancer. Our long-term growth and value creation strategy is to transform our company from the global leader in radiation therapy (also referred to as radiotherapy) to the global leader in multi-disciplinary, integrated cancer care solutions that leverage our strengths, technology, innovation and clinical experience. To achieve these long-term objectives, we are focused on driving growth through strengthening our leadership in radiation therapy, extending our global footprint and expanding into new markets and therapies.
We have two reportable operating segments: Oncology Systems and Proton Solutions. Our Interventional Solutions business is reflected in the "Other" category because it does not meet the criteria of a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. We report revenues in three regions. The Americas region includes North America (primarily the United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.
Our business is subject to various risks and uncertainties. You should carefully consider the factors described in Item 1A, “Risk Factors” in conjunction with the description of our business set forth below and the other information included in this Annual Report on Form 10-K.
Oncology Systems
Our Oncology Systems business designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy, and advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), stereotactic radiosurgery (“SRS”), stereotactic body radiotherapy (“SBRT”) and brachytherapy, as well as associated quality assurance equipment.

Our hardware products include linear accelerators, brachytherapy afterloaders, treatment accessories, artificial intelligence ("AI")-powered adaptive delivery systems and quality assurance software. Our software solutions include treatment planning, informatics, clinical knowledge exchange, patient care management, practice management and decision support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices. Our products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and advanced treatments such as IMRT, IGRT, VMAT, SRS and SBRT, as well as the treatment of patients using brachytherapy techniques, which involve the introduction or temporary insertion of radioactive sources. Our products are also used by surgeons and radiation oncologists to perform stereotactic radiosurgery.
Our software products span the cancer care continuum, starting with pre-treatment multi-disciplinary tumor boards and cancer treatment planning, then onto the patient treatment and associated workflows, and ending with the collection of patient-reported outcomes in a post-treatment setting. Our clinical solutions software products are used primarily in radiation and medical oncology departments to manage patient treatments. Our software products help improve physician engagement and clinical knowledge-sharing, patient care management, clinical practice management and decision support. Our worldwide customers include university research and community hospitals, private and government institutions, healthcare agencies, physicians’ offices, medical oncology practices, radiotherapy centers and cancer care clinics.

We offer services ranging from hardware phone support, break/fix repair of linear accelerators, obsolescence protection of hardware, software support, software upgrades, hosting as a service, as well as clinical consulting services.

As a result of our acquisition of Cancer Treatment Services International ("CTSI") in June 2019, we have expanded our services offerings to include clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed to facilitate improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Examples of these services include radiation treatment planning and quality assurance as a service. In developing markets, our offering allows us to provide a range of clinical support services that improve the use of medical technology and standardized care delivery on a per patient basis, providing increased quality and reduced costs in understaffed geographies. Our services in these markets are expected to accelerate our hardware and software businesses through broader adoption of radiation therapy and drive the provision of advanced comprehensive cancer care. In developed markets, these services can augment the existing workforce of a clinic to support staffing fluctuations and clinical quality initiatives, and can provide a bridge to new technology implementation. Further, we operate nine multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka. In addition to expanding our services portfolio, we expect that the CTSI acquisition will enable us to innovate and incubate new solutions, such as technology-enabled services, and to develop additional technologies that incorporate artificial intelligence and machine learning capabilities, in an environment of data security and patient privacy integrity.
Proton Solutions
Our Proton Solutions business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams for the treatment of cancer. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the base of skull, spine, optic nerve, and most pediatric cancers. Our current focus is reducing the total cost of ownership for proton therapy and bringing our expertise in traditional radiation therapy to this treatment modality, thereby improving its clinical utility and reducing its cost of treatment per patient, in order for it to be more widely accepted and deployed.
Interventional Solutions
In fiscal year 2019, we entered the interventional oncology market with our acquisitions of Endocare, Inc ("Endocare") and Alicon Pharmaceutical Technology Company. Ltd ("Alicon") in June 2019 and the acquisition of a drug-loadable embolics microspheres business from Boston Scientific in August 2019. Our Interventional Solutions business offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolization. We also provide software and remote services for post treatment dose calculation for Yttrium-90 microspheres used in selective internal radiation therapy. Our goal is to offer a wide range of innovative products to the oncology market globally through a direct salesforce and a network of distributors.
Radiation Therapy and the Cancer Care Market
Radiation Therapy
Radiation therapy is the use of certain types of focused radiation to kill cancer cells, shrink tumors, and provide palliative treatment for symptoms such as pain. Occasionally, radiation can also be used to treat non-cancerous conditions such as arteriovenous malformations, keloids and trigeminal neuralgia. The use of radiation for treating cardiac disease is gaining interest in the medical community and is currently being investigated in a clinical trial setting. Radiation therapy is commonly used either alone or in combination with surgery, chemotherapy, immunotherapy or targeted drugs. One important advantage of radiation is that it tends to disproportionately kill cancer cells. The clinical goal in radiation oncology is to deliver a therapeutic dose directly to the tumor to kill cancerous cells while minimizing radiation exposure to surrounding healthy tissue in order to limit or avoid complications, side effects and secondary effects caused by the treatment. This goal has been the driving force in clinical care advancements in radiation oncology over the past two decades, from conventional radiotherapy to advanced forms of treatment such as IMRT, IGRT, VMAT, SRS, SBRT, AI-powered adaptive radiation therapy ("ART"), brachytherapy and proton therapy.
The most common form of radiation oncology involves delivering X-ray beams from outside of the patient’s body, a process sometimes referred to as external beam radiotherapy. A device called a medical linear accelerator generates the high-energy X-ray beams and delivers the radiation to the patient lying on a treatment couch. The linear accelerator rotates around a patient by delivering a radiation beam that is conformed to the tumor shape from different angles. This concentrates radiation at the tumor while at the same time minimizing the dose delivered to the surrounding healthy tissue. Conventional radiotherapy typically involves multiple, or fractionated, treatments of a tumor in up to 50 treatment sessions. The linear accelerator may also deliver electron beams for the treatment of diseases closer to the body surface.
IMRT is an advanced form of external beam radiotherapy in which the shape and intensity of the radiation beams are varied optimally (modulated) across the target region. IMRT allows the radiation dose to be more precisely conformed to the volume of the tumor, allowing physicians to deliver higher doses of radiation to the tumor than conventional radiation treatments, while limiting the radiation dose to nearby healthy tissue. In this way, clinicians can design and administer an individualized treatment plan for each patient, targeting the tumor within millimeters. IMRT can be used to treat head and neck, breast, prostate, pancreatic, lung, liver, gynecological and central nervous system cancers. IMRT has become a well-accepted standard of treatment for cancer, and every year additional treatment centers, from university hospitals to local community clinics, adopt IMRT for their treatments. We are a leading global provider of products that enable IMRT for the treatment of cancer.
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
Physicians, hospitals and clinics place additional value on radiotherapy equipment and treatments, such as VMAT, that enable shorter treatment times, increased quality of dose distributions and greater patient throughput. From the patient’s standpoint, reduced treatment times means that the patient is immobilized on the treatment couch for a shorter time period. Shorter treatment sessions decrease waiting times and, since treatments are delivered in fractions over the course of many days, can mean fewer disruptions to a patient’s daily routine. From the physicians’ and hospitals’ standpoint, shorter treatment times can lessen the chance of tumors moving during treatment and can increase patient throughput. Shorter treatment times and increased patient throughput can increase the number of treatments per day (which is a particular concern in countries with lower numbers of treatment machines per capita) and, as a result, can decrease the cost per treatment and allow greater access to advanced care for more patients.
IGRT is another advanced form of external beam radiotherapy complementing IMRT, VMAT, SRS, and SBRT to enhance treatments. While IMRT helps physicians more precisely conform the beam to the tumor, IGRT allows physicians to see how a tumor and normal tissue move or change during a course of treatment, thereby improving treatment accuracy. This allows clinicians to tighten the margin of certainty around the tumor and spare more of the surrounding healthy tissue, potentially improving outcomes. We believe IGRT has become an accepted standard for treatment in the radiation oncology community. Varian's latest state-of-the-art linear accelerator mandates that all fractions of radiation delivered have IGRT before the treatment is delivered.
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

Adaptive radiation therapy is a clinical treatment approach that takes a patient’s treatment plan and adapts it to a patient’s changing tumor volume and anatomy during the course of therapy. IMRT, VMAT, SRS, and SBRT all shape the radiation dose with increased levels of fidelity, and IGRT allows an image to be taken to verify how the patient should be re-positioned for the original treatment plan to be applied for therapy delivery. Adaptive radiation therapy re-creates the treatment plan based on changes in location of a tumor or surrounding anatomy during the course of therapy. These changes can manifest from tumor response, weight loss or anatomical deformation of internal structures. There are two types of adaptive radiation therapy - offline and online. In offline adaptive radiation therapy, adaptation of the treatment plan takes place between treatment visits and in online adaptive radiation therapy, adaptation takes place while the patient is on the treatment couch for each treatment.
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
Proton therapy is another form of external beam radiotherapy that uses proton particles generated with a cyclotron rather than X-ray beams from a linear accelerator. A proton beam’s signature energy distribution curve, known as the “Bragg peak,” allows for greater precision in targeting tumor cells with an even lower dose to nearby healthy tissue than may be delivered with X-ray beams from a linear accelerator. This makes proton therapy a preferred option for treating certain cancers, particularly cancers in children and tumors near critical structures such as the spine. Pencil-beam scanning capability, which is an advanced way of delivering the proton beam, allows for greater sparing of healthy tissue compared to scattering and collimation of the proton beam. Pencil beam scanning treatments are often referred to as Intensity Modulated Proton Therapy ("IMPT").
With the advent of radiosurgery and stereotactic body radiotherapy, other mechanisms of killing cancer cells are also being explored, including immunotherapy technologies, which involve using radiation to stimulate the immune response to fight cancer growth.
Radiation Oncology Market
The radiation oncology market is growing globally due to a number of factors. According to the World Health Organization Global Cancer Observatory, there were approximately 18 million cancer cases diagnosed worldwide in 2018, and the number of new cancer cases diagnosed annually is projected to increase to almost 25 million by 2030. According to the September 2015 Lancet Oncology report compiled by the Global Task Force on Radiotherapy for Cancer Control, most of the increase is coming from low- and middle-income countries such as China and India. In addition, technological advancements have helped to improve the precision and applicability of radiotherapy and radiosurgery, potentially expanding the use of radiotherapy and radiosurgery equipment to treat a broader range of cases. Technological advances in hardware and software are also creating a market for replacing an aging installed base of machines that are unable to deliver new, higher standards of care.
The rise in cancer cases, together with the increase in sophistication of new treatment protocols, have created a demand for more automated products and services that can be integrated into clinically practical systems to make treatments more rapid and cost effective. Technology advances leading to improvements in patient care, the availability of more advanced, automated and efficient clinical tools in radiation therapy, the advent of more precise forms of radiotherapy treatment (such as IMRT, IGRT, VMAT, SRS, SBRT, brachytherapy and proton therapy), and innovative new technology and equipment (such as the Halcyon™, Ethos™, EDGE® and TrueBeam® systems) that enable treatments that reduce treatment times and increase patient throughput should drive the demand for our radiation therapy products and services.
International markets, in particular, are under-equipped to address the growing cancer incidence. Patients in many foreign countries must frequently endure long waits for radiotherapy. According to a peer-reviewed publication in the International Journal of Radiation Oncology Biology and Physics in 2014, radiotherapy is required in more than half of new cancer patients, particularly in low- and middle-income countries, and according to an article published in Seminars in Radiation Oncology in 2017, it is estimated that more than 12,000 additional treatment machines will be required by 2035 in these countries alone. For example, China, India and Brazil are estimated to require over 3,800, 1,200 and 400 additional machines, respectively, by 2035. The 12,000 linear accelerators necessary to meet the global demand for cancer care will require an estimated 150,000 trained clinicians to operate the machines. It is unlikely that existing clinical training programs will be able to train 150,000 new clinicians by 2035; therefore, we anticipate an increase in demand for Varian’s technology enabled services offered by CTSI.
The ever-increasing incidences of cancer and the demand for additional treatment machines in these regions represent additional drivers for our continued growth in international markets.

Interventional Oncology Market
Interventional oncology is a field of interventional radiology that deals with the diagnosis and treatment of cancer using targeted minimally invasive procedures performed under image guidance. The interventional oncology market includes several categories of treatment modalities: ablation devices (cryoablation, microwave ablation and radiofrequency ablation), embolization devices (bland microspheres or particles, drug-loadable microspheres and radioembolic agents), and other support devices such as catheters and guidewires. In terms of cancer types, the interventional oncology market primarily includes treatment of liver, lung, kidney, breast, bone, and prostate.

We operate in some of the fastest-growing geographies with an accelerating burden of cancer. These markets generally are economically challenged to provide broad access to care for cancer patients. Given the low cost of ownership for our Interventional Solutions portfolio, these markets are significant opportunities to expand our global footprint with cost effective cancer fighting solutions. Our Interventional Solutions business intends to increase its market share through commercial expansion, additional regulatory clearances in new markets, and continued innovation in its product offerings. We believe that interventional oncology is quickly growing into the fourth pillar of cancer care worldwide, along with radiation oncology, surgical oncology and medical oncology.
According to a market analysis conducted by an independent market analyst, the global interventional oncology market is expected to be approximately $1.1 billion by 2022, within the overall interventional radiology market. The primary users of ablation and embolization products are interventional radiologists and oncologists for the treatment of various cancer lesions. An increase in the elderly population, a rising cancer risk due to unhealthy habits and pollution, increased early detection, awareness and knowledge of cancer treatments, and rise in disposable income are factors fueling the growth of these products at an annual growth rate of 7%.
Products
Oncology Systems
Our Oncology Systems business is the leading provider of advanced hardware and software products for the treatment of cancer with conventional radiation therapy, and advanced treatments such as IMRT, IGRT, VMAT, SRS, SBRT and brachytherapy. Oncology Systems products address each major aspect of the radiotherapy process, including linear accelerators and accessory products for positioning the patient and delivering the X-ray beam; brachytherapy afterloaders for delivering radioactive implantable seeds; treatment planning software for planning treatment sessions and dose delivery; treatment accessories and quality assurance software for simulating and verifying treatment plans before treatment as well as verification of correct treatment delivery; and information management software for recording the history and results of treatments and other patient treatment information and data, including patient images.
The focus of our Oncology Systems business is addressing the key concerns of the market for advanced cancer care systems; improving efficiency, precision, cost-effectiveness and ease of delivery of these treatments; and providing greater access to advanced treatments. A core element of our business strategy is to provide our customers with highly versatile, proven products that are interoperable and can be configured and integrated into automated systems that combine greater precision, shorter treatment times and greater cost effectiveness to improve the entire process of treating a patient. Our products and accessories for IMRT and IGRT allow clinicians to track and treat tumors using very precisely shaped beams, targeting the tumor as closely as currently possible and allowing the delivery of higher doses of radiation to the tumor while limiting exposure of nearby healthy tissue. Additionally, the precision and versatility of our products and technology make it possible to use radiotherapy to treat metastatic cancers. With our treatment planning, verification and information management software products, a patient’s treatment plans, treatment data and images are recorded and stored in a single database shared by each of our products, which enables better communication among products. Our products also allow multiple medical specialties such as, radiation oncology, neurosurgery, diagnostic radiology and medical oncology, as well as allowing clinicians in multiple locations to share equipment, resources and information in a more efficient, cost-effective manner. Furthermore, the ability of our products and technology to interoperate with each other and to interconnect into automated systems allows physicians to schedule and treat more patients within a set time period, which adds to the cost-effectiveness of our equipment.
Hardware Products
Medical linear accelerators are the core device for delivering conventional external beam radiotherapy and advanced treatments such as IMRT, IGRT, VMAT, SRS, SBRT, and ART, and we produce versions of these devices to suit various clinical requirements. The TrueBeam and EDGE systems for image-guided radiotherapy and radiosurgery are fully-integrated high-energy linear accelerator systems designed from the ground up to treat a moving target with higher speed and accuracy. The Clinac® iX linear accelerators deliver high-energy X-ray beams and are designed for more streamlined and advanced treatment processes, including IMRT and IGRT. We also produce the Trilogy® linear accelerator, designed to be a versatile, cost-effective, precise high-energy device with a faster dose delivery rate and more precise isocenter compared to the Clinac iX. Our UNIQUE™ medical linear accelerator is a low-energy linear accelerator for the more price sensitive emerging markets, designed to meet the evolving needs of our IMRT and IGRT customers in these markets.
In September 2019, we introduced our Ethos™ therapy, an AI-Powered Adaptive Radiotherapy Treatment system. We received a CE Mark for Europe in August 2019 and are currently awaiting FDA 510(k) clearance in the United States. The first patient was treated on this system at Herlev Hospital, University of Copenhagen in September 2019. Ethos therapy is an AI-driven holistic solution that includes a linear accelerator and is designed to increase the capability, flexibility and efficiency of radiotherapy. This new solution is designed to deliver an entire online adaptive treatment in a typical 15-minute time slot, from patient setup through treatment delivery. Adaptive therapy provides the ability to alter the treatment plan based on tumor and anatomical changes. The goal is to better target the tumor, reduce the dose to healthy tissue and potentially improve overall outcomes.
In May 2017, we introduced our Halcyon™ treatment system. We received a CE mark for the Halcyon system in May 2017 and FDA 510(k) clearance in June 2017. The Halcyon system has been designed on a platform of next generation technology including a full field ring gantry design that rotates at four times per minute, an innovative stacked and staggered multi-leaf collimator design, virtually silent magnetic drive motors and solid-state modulators. This new platform is the smallest footprint linear accelerator in our portfolio, uses less energy than our other radiation therapy treatment systems, and has been designed with a human centered user experience concept that benefits the patient and the health care practitioner for simplicity of treatment and use.
Our Millennium™ series of multi-leaf collimators and High Definition 120 (“HD 120”) multi-leaf collimators are used with a linear accelerator to define the size, shape and intensity of the generated beams. PortalVision™, our electronic portal-imager, is used to verify a patient’s position while on the treatment couch, which is critical for accurate treatments and simplifies quality assurance of individual treatment plans. We also offer an innovative real-time patient position monitoring product, the Real-Time Patient Management™ ("RPM") respiratory gating system, which allows the linear accelerator to be synchronized with patient breathing to help compensate for tumor motion during treatment. In addition, we manufacture the Calypso® system (some features not approved for use in all markets), which can continuously track and monitor the position of implanted or surface-attached Beacon® transponders. This technology allows the clinician to easily locate the position of the tumor and aim the treatment beam precisely to deliver the full, prescribed dose to the tumor, and minimize exposure of surrounding healthy tissues.
Our EDGE radiosurgery suite is comprised of a combination of products for performing advanced radiosurgery using new real-time tumor tracking technology and motion management capabilities. The EDGE radiosurgery suite includes the EDGE radiosurgery accelerator, the Calypso system with Dynamic Edge™ Gating, and the PerfectPitch™ couch with six degrees of freedom to accurately and precisely align the patient position. Our IGRT accessories include the On-Board Imager® (“OBI”) hardware accessory affixed to the linear accelerator that allows dynamic, real-time imaging of tumors while the patient is on the treatment couch and offers cone-beam computerized tomography (“CBCT”) imaging software capability to allow patient positioning based on soft-tissue anatomy. Using sophisticated image analysis tools, the CBCT scan can be compared with a reference computerized tomography scan to determine how the treatment couch should be adjusted to fine-tune and verify the patient’s treatment setup and positioning prior to delivery of the radiation. To deliver the most advanced forms of IGRT, our accelerators would typically have an OBI, CBCT, PortalVision and other IGRT-related hardware and software as accessories.
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

We purchased Mobius Medical Systems ("Mobius") in February 2018. Mobius markets and sells quality assurance products to radiation oncology departments around the globe. We will continue to sell those products while expanding and integrating the technology for current and future applications. In July 2018, we acquired humediQ GmbH, which markets and sells the IDENTIFY ™ products that enable patient and accessory verification, patient setup position, and motion monitoring for radiation oncology treatments. We will continue to market and sell these products as we expand the regulatory clearance footprint around the globe and enhance and integrate the technology for current and future applications.
Brachytherapy products
Our brachytherapy operations design, manufacture, sell and service advanced brachytherapy products, including VariSource™ HDR and GammaMedplus™ iX HDR/PDR afterloaders, BrachyVision™ brachytherapy treatment planning system, applicators and accessories. We also develop and market the VariSeed™ LDR prostate treatment planning system and the Vitesse™ software for real-time treatment planning for HDR prostate brachytherapy.
Our Bravos™, brachytherapy treatment delivery system, is now available in over 100 countries where CE Mark and 510(k) clearance are applicable. Bravos is an integrated system designed to improve the patient and clinic experience by simplifying brachytherapy treatment and providing greater workflow efficiency. It is compatible with our full range of applicators and integrates with BrachyVision for treatment planning. BrachyVision fully integrates with the ARIA oncology information system that coordinates care from end to end, scheduling appointments, orchestrating the clinical workflow, delivering the plan to the afterloader, updating the patient's electronic record, and capturing clinical data for analytics.
Software Products
Our software products enhance and enable the delivery of advanced radiotherapy treatments, from the initial treatment planning and plan quality assurance verification to the post-treatment recording of data and storing of patient information, as well as help improve physician engagement and clinical knowledge-sharing, patient care management and clinical practice management of cancer clinics, radiotherapy centers and oncology practices for better performance. Prior to any treatment, physicians must prescribe, or plan, the course of radiation delivery for the patient. We offer a range of treatment planning products that assist physicians in designing this treatment plan. Our Eclipse™ treatment planning system provides physicians with 3D image viewing, treatment simulation, radiation dosage calculation and verification and other tools for generating treatment delivery plans for the patient. The Eclipse software utilizes a sophisticated technique known as inverse planning to enable physicians to rapidly develop optimal treatment plans based on a desired radiation dose outcome to the tumor and surrounding tissue. Our RapidPlan® knowledge-based planning tool creates a new category for artificial intelligence applied to treatment planning systems in which machine learned statistical models can be used to predict the achievable quality of an IMRT treatment from a patient’s anatomy. RapidPlan is designed to streamline the planning process by using shared clinical knowledge embedded in its statistical plan models. Clinics may use plan models included with Eclipse or can create models based on their own treatment methods and protocols.
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
Our ARIA® information system is a comprehensive oncology information system spanning radiation therapy and chemotherapy treatments and departmental workflow management. ARIA offers a real-time information management system and database that records and verifies radiotherapy treatments carried out on the linear accelerator, records and stores patient data relating to radiation therapy, provides oncology flowsheets, performs patient charting and manages patient information and patient image data. This gives clinics and hospitals the ability to manage treatment and patient information across radiation oncology and medical oncology procedures. Also, because ARIA is an electronic medical record, it can enable users to operate filmless and paperless oncology departments and cancer clinics. ARIA is a (ONC-Health IT) 2015 Edition Health IT Module and supports the ICD-10 billing codes. Our FullScale™ oncology-specific information technology solutions take advantage of virtualization or cloud technologies to deploy our ARIA oncology information and Eclipse treatment planning systems in a way that enables treatment centers to take advantage of economies of scale. We have from time to time entered into agreements with a variety of companies to increase the capabilities of our ARIA information systems software. Our software product offerings also include Varian Treatment™, which connects ARIA® oncology information management system (“ARIA”) to third-party linear accelerators and expands our software support of third-party manufacturers.
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
360 Oncology® is a care management platform designed to integrate and coordinate key elements of cancer care, so patients and their cancer teams can collaborate on achieving the best outcomes. In a single platform, 360 Oncology brings together radiation, medical and surgical oncology, social services, primary care physicians, as well as the patient, to facilitate true collaborative and coordinated care. It enables tumor boards to more effectively coordinate patient care among the numerous specialists involved in cancer treatment. With Varian 360 Oncology care management, a clinic’s data, records and patient information are connected through a single platform, enabling the entire cancer-fighting team to coordinate care.

Qumulate™ is our cloud-based software technology that collects and analyzes machine performance data in a radiation therapy department and allows users to compare their machine performance data and trends against a community of users’ data.
Our Noona® software application is a smart, cloud-based patient-reported outcomes solution. Through the capture and analysis of structured, real-time symptom information, Noona helps clinicians better manage patient symptoms and improve treatment outcomes. Noona is designed to support the everyday work of nurses and physicians in cancer care, helping to increase clinical efficiency and reduce workloads through comprehensive communications tools.
Partnerships
In addition to offering our own suite of equipment and software products for planning and delivering radiotherapy treatments, we have partnered with selected leaders in certain segments of the radiation therapy and radiosurgery market. We have a strategic agreement with McKesson Corp. ("McKesson") to supply its US Oncology Network and Vantage Oncology affiliated sites of care with treatment delivery systems and planning, service and radiotherapy information system solutions. Under the agreement, we are collaborating with McKesson to establish interoperability between our ARIA product and McKesson IT solutions which we anticipate will facilitate access to our ARIA, Eclipse and Velocity products at its sites that do not currently utilize these solutions. We have a partnership agreement with Siemens AG (“Siemens”) through which, among other things, we represent Siemens diagnostic imaging products to radiation oncology clinics in the United States and agreed upon countries, and Siemens, represents our equipment and software products for radiotherapy and radiosurgery to its healthcare customers in agreed upon countries. Furthermore, we and Siemens have developed interfaces to enable ARIA and Eclipse to connect with Siemens linear accelerators and imaging systems, and are exploring opportunities to co-develop new imaging and treatment solutions. We have equity investments which include Grail, Inc., a life sciences company developing blood tests for early-stage cancer detection and Fusion Pharmaceuticals Inc., a clinical stage company focused on developing targeted alpha-particle radiotherapeutics for the treatment of cancer.
CTSI
CTSI oncology solutions facilitates the use of clinical processes and technology solutions that ensure the delivery of precise, consistent and safe care to cancer patients worldwide. CTSI offers services ranging from treatment planning as a service, quality assurance as a service, linear accelerator commissioning, practice workflow optimization, oncology nursing training, clinical decision support, international tumor board and other multi-disciplinary services to improve care delivery. The range of services focus on participating in the clinical workflow to support the decisions of clinicians rather than the direct provision of care. CTSI services also include a full-service laboratory and pathology provider, and under our American Oncology Institute ("AOI") brand, we operate nine multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka.
Proton Solutions
Our ProBeam® system is capable of delivering precise intensity modulated proton therapy (“IMPT”) using pencil-beam scanning technology. The ProBeam® Compact product is our lower cost, single room proton therapy product launched in fiscal year 2014. During fiscal year 2016, we booked our first ProBeam Compact order. In October 2018, we introduced our new ProBeam® 360°proton therapy product, in a single-room configuration, with a 30 percent smaller footprint and 25 percent lower vault construction costs as compared to the ProBeam Compact. The new system has a 360-degree rotating gantry, iterative cone-beam CT imaging and high-definition pencil-beam scanning technology. The system can also provide a viable path to potential next generation treatments. In September 2019, we introduced the multi-room version of ProBeam 360°, which provides comparable space and cost savings as the single room version.
Due to the intrinsic physical properties of proton therapy, it is a preferred option for treating certain cancers, particularly tumors near critical structures such as the base of the skull, spine, optic nerve and most pediatric cancers. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to high capital cost. Proton therapy facilities are large-scale construction projects that are time consuming, involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as country specific coverage and reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. Credit markets for proton therapy projects have improved in recent years but the funding environment for large capital projects, such as proton therapy projects, is still challenging.
At the end of fiscal year 2019, our proton therapy systems are in operation at eleven centers, which have a total of 41 operational rooms. During fiscal years 2019, 2018 and 2017, we recorded four, two and six proton therapy system orders, respectively.
In limited cases, we participate, along with other investors and at market terms, in the financing of proton therapy centers. See Note 15, "Proton Solutions Loans and Investment," of the Notes to the Consolidated Financial Statements for further discussion on our Proton Solutions financing arrangements.
Interventional Solutions
Our Interventional Solutions business offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolic particles. We also provide software and remote services for post treatment dose calculation for Yttrium-90 microspheres, radioactive beads used in selective internal radiation therapy.

Ablation Products

Our CRYOCARE® ablation systems, acquired as part of the Endocare acquisition, are fully integrated planning, placement and treatment systems designed to simplify cryotherapy and to meet physician needs. Our ablation systems are used by customers primarily to treat liver, lung, kidney and prostate cancer. Our CRYOCARE CS ablation systems use argon and helium, which eliminates some of the issues associated with liquid nitrogen systems.

Our microwave ablation device, also acquired through the Endocare acquisition, features the MICROTHERMX® ("MTX") generator and the specifically designed Synchronous Wave Alignment® technology antennas. The generator is a low-profile device with a small footprint which can be set up in less than two minutes. The generator uses a 915 MHz operating frequency and can power up to 180W (60W per channel/antenna) for optimized power delivery. The SynchroWave® antennas are designed to work in synchrony with one another to create large active heating and ablation volumes.

Embolization Therapy Products

Our Gelatin Sponge Particle and Polyvinyl Alcohol ("PVA") Particle products, acquired as part of the Alicon acquisition, comprise a range of calibrated particles used primarily for the treatment of liver cancers. Currently, these products are only offered outside of the United States. The Gelatin Sponge particles are degradable (resorbable), while the PVA particles are for permanent occlusion within a blood vessel.

Included in the drug-loadable embolics microspheres business acquired from Boston Scientific were Embozene®, Oncozene® and Tandem® microsphere products. The Tandem microsphere product is only offered outside of the United States. Embozene and Oncozene microspheres are intended for embolization of arteriovenous malformations and hypervascular tumors, including uterine fibroids and hepatoma, and for embolization of prostatic arteries for symptomatic benign prostatic hyperplasia. These products are available in a broad range of tightly calibrated sizes for greater embolization control.
Marketing and Sales
We employ a combination of a direct sales force and independent distributors or resellers for the marketing and sales of our products worldwide. Our gross orders and revenues reflect a growing percentage from international regions and particularly emerging markets. As a U.S.-based company, the competitiveness of our product pricing is influenced by the fluctuation of the U.S. Dollar against other currencies. A stronger U.S. Dollar against foreign currencies would make our product pricing more expensive and less competitive compared to products sold in non-U.S. Dollar currencies. A stronger U.S. Dollar against foreign currencies would also lower our international revenues and gross orders when measured in U.S. Dollars. In fiscal years 2019, 2018 and 2017, we did not have a single customer that represented 10% or more of our total revenues.
Oncology Systems
Our Oncology Systems business sells direct in the United States and Canada and uses a combination of direct sales and independent distributors in international regions.
We sell our Oncology Systems products primarily to university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices and cancer care clinics worldwide. These hospitals, institutes, agencies, physicians’ offices and clinics replace equipment and upgrade treatment capability as technology evolves. Sales cycles for many of our external beam radiotherapy products are typically quite lengthy because they are affected by capital equipment budgeting cycles. Our customers frequently fix capital budgets one or more years in advance. Through our strategic global partnership with Siemens, we represent Siemens diagnostic imaging products to radiation oncology clinics in the United States and some other small, select markets. Siemens represents our equipment and software products for radiotherapy and radiosurgery to its healthcare customers in agreed upon countries.
Approximately half of Oncology Systems gross orders and revenues come from international markets, within which certain emerging markets typically have lower gross margins and longer installation cycles since many of these purchases are for new sites where treatment vaults need to be constructed. We have been investing a higher portion of our Oncology Systems research and development budget in software and software-related products, which have a higher gross margin than our hardware products.
The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities such as IMRT, IGRT and VMAT tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding reimbursement rates and models for radiotherapy and radiosurgery, such as the alternative payment model ("APM") pilot program for radiation oncology that was proposed by the Centers for Medicare and Medicaid Services ("CMS") in July 2019. This pilot program is intended to test whether an episode-based payment structure would reduce Medicare expenditures. We believe that this uncertainty will likely continue in future fiscal years, and could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability.
Proton Solutions
Our Proton Solutions business primarily uses direct sales specialists who collaborate with our Oncology Systems sales group globally on customer projects. Potential customers are government-sponsored hospitals, research institutions and research universities, which typically purchase products through public tenders, as well as private hospitals, clinics and private developers. While this market is still developing and has been highly variable over the last several years, we believe that this market has the potential to grow over the longer term mostly driven by institutions that wish to expand their clinical offerings and increase their profile in their respective communities. We will continue to invest resources to grow this business. Proton therapy facilities are large-scale construction projects that are time consuming and involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. Credit markets for proton therapy projects have improved in recent years but the funding environment for large capital projects, such as proton therapy projects, is still challenging.
Interventional Solutions
We sell our Interventional Solutions line of products in the United States primarily through a direct sales force and internationally through a combination of direct sales and distributors. We support our customers with customer service representatives, sales representatives, clinical specialists and market development managers. We focus our sales and marketing efforts on interventional radiologists, interventional oncologists and urologists.

Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is recognized from backlog at current exchange rates, with any difference recorded as a backlog adjustment. Orders may be revised as customers’ needs change and as our new products become available; consequently, it is difficult to predict with certainty the amount and timing of when backlog will result in revenues. Our backlog at the end of fiscal year 2019 was $3.4 billion, of which we expect to recognize approximately 40% to 46% as revenues in fiscal year 2020. Our backlog at the end of fiscal year 2018, was $3.2 billion, of which approximately $1.2 billion was recognized as revenues in fiscal year 2019. Our Oncology Systems backlog represented 93% of the total backlog at the end of both fiscal year 2019 and 2018.
Gross orders are defined as new orders recorded during the period and revisions to previously recorded orders. New orders are recorded for the total contractual amount, excluding certain pass-through items and service items which are recognized as the revenues are recognized, once a written agreement for the delivery of goods or provision of services is in place and, other than Proton Solutions, when shipment of the product is expected to occur within two years, so long as any contingencies are deemed perfunctory. For our Proton Solutions business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are deemed perfunctory. We will not record Proton Solutions orders if there are financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending. We perform a quarterly review to verify that outstanding orders remain valid. If an order is no longer expected to be converted to revenue, we record a backlog adjustment which reduces backlog but does not impact gross orders for the period.
Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. In fiscal years 2019, 2018 and 2017, our backlog adjustments were a net reduction of $136.6 million, $152.8 million and $154.5 million, respectively.
Competition
The markets for cancer treatment and services are characterized by rapidly evolving technology, intense competition and pricing pressure. We compete with companies worldwide, some of whom may have greater financial, marketing and other resources. Large amounts of resources are being invested in the research and development of new therapies for cancer. The successful development of alternative therapies for cancer, for example, immunotherapy, increased efficacy of new therapies or existing products, pricing decisions by competitors and the rate of market penetration by competitive products may render our products obsolete or noncompetitive.
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
We are the leading provider of medical linear accelerators and related accessories. In the radiotherapy and radiosurgery markets, we compete primarily with Elekta AB and Accuray Incorporated. Additionally, Elekta AB and ViewRay Incorporated have introduced MR-Linac devices that also compete with us for hospital budget allocations. Sun Nuclear Corporation and Standard Imaging have QA products that compete with our Mobius and Qumulate offerings. Vision RT, Brainlab and C-RAD have products that compete with our humediQ product line in the areas of patient monitoring and tracking during therapy. With our information and image management, simulation, treatment planning and radiosurgery products, we also compete with a number of other companies, such as Philips Medical Systems, RaySearch Laboratories AB, Brainlab AG and Best Theratronics, Ltd. We also encounter some competition from providers of enterprise hospital information systems. With respect to our brachytherapy solutions, our competitors are Elekta AB, MIM Software Inc. and Eckert & Ziegler BEBIG GmbH. In our Oncology Systems service and maintenance business, we compete with independent service organizations and our customers’ internal service organizations.
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
Our ARIA and 360 Oncology software competes with Elekta AB and large electronic medical record companies such as EPIC and CERNER, as well as multiple new competing products from established companies such as Roche (Navify and Flatiron), Philips etc., and emerging competitors such as Carevive Systems Inc, and Syapse, Inc.
The proton therapy market is still developing and is characterized by rapidly evolving technology, high competition and pricing pressure. Our ability to compete successfully depends, in part, on our ability to lower our product costs, and develop and provide technically superior, clinically proven products that deliver more precise, cost-effective, high quality clinical outcomes, including integration of IGRT technologies such as integrated volumetric imaging. In the proton therapy market, we compete principally with Hitachi Heavy Industries, Ion Beam Applications S.A., and Mevion Medical Systems, Inc. There are a number of smaller competitors that are also developing proton therapy products. We are the only established company in the field of radiation therapy to enter the proton therapy market directly.

The interventional oncology market is highly competitive. We face significant competition from large to small competitors across our product lines and in each geographic region where our products are sold. Our primary competitors include: Boston Scientific Corporation; Cook Medical LLC; Medtronic plc; Merit Medical Systems, Inc.; Terumo Medical Corporation; AngioDynamics, Inc.; MedWaves, Inc.; and Johnson & Johnson. Our main competitive strengths are product innovation, having a broad line of quality products and expertise in the field of radiation oncology.
Customer Services and Support
We warrant most of our Oncology Systems products for parts and labor for 12 months, and we offer a variety of post-warranty equipment service contracts and software support contracts to suit customers’ requirements. We have 28 service centers located in North America, EMEA and APAC.
We also have field service personnel throughout the world for Oncology Systems customer support services. Key Oncology Systems education operations are located in Beijing, China; Cham, Switzerland; Las Vegas, Nevada; Mumbai, India; Tokyo, Japan; and Montreal, Canada. Our network of service engineers and customer support specialists provide installation, warranty, repair, training and support services, project management, site planning, and professional services. We also have a distributed service parts network of regional hubs and forward-stocking locations across all major geographic areas. We generate service revenues by providing our customers with time-and-materials services, replacement part sales, post-warranty equipment service contracts and software support contracts. Most of the field service engineers are our employees, but our products are serviced by employees of distributors and/or agents in a few foreign countries. Customers can access our extensive service network by calling any of our service centers.

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
Our Proton Solutions business sells our proton therapy equipment generally with a 12-month warranty. Upon transfer of a treatment room to a customer, we generally begin generating service revenues by providing on-site proton therapy system technical operation and maintenance support services, which typically are for relatively long-term periods (e.g., a five-year term or longer). We believe customer service and support are an integral part of our Proton Solutions competitive strategy.
Our Interventional Solutions business sells cryoablation and microwave ablation systems with a 12-month warranty. Our cryoablation systems require annual preventive maintenance and our equipment servicing is handled by factory trained service personnel across the globe. Our product support department offers technical assistance and replacement parts to our authorized distributors and to those customers who choose to perform their own service.
Manufacturing and Supplies
We manufacture our medical linear accelerators in Palo Alto, California; Beijing, China; and Crawley, United Kingdom. We manufacture some of our accessory products in Crawley, United Kingdom; Baden, Switzerland; Helsinki, Finland; Toulouse, France; and Winnipeg, Canada. We manufacture our high dose rate brachytherapy systems in Haan, Germany and our brachytherapy treatment planning products in Baden, Switzerland; and Charlottesville, Virginia. We manufacture IDENTIFY in Germany. We manufacture Calypso components in Seattle, Washington. We manufacture components and sub-systems for our proton therapy products and systems in Troisdorf, Germany. These facilities employ state-of-the-art manufacturing techniques, and several have been honored by the press, governments and trade organizations for their commitment to quality improvement. These manufacturing facilities are certified under International Standards Organization (“ISO”) 13485 (for medical devices) and have other regulatory clearances in all markets served.
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

We design and manufacture our cryoablation and microwave ablation products in our Austin, Texas facility. Our Austin manufacturing facility is certified under ISO 13485 (for medical devices). Our quality assurance program includes various quality control measures from inspection of raw materials, purchased parts and assemblies through online inspection. We purchase material and components from qualified suppliers that are either standard products or customized to our specifications. We outsource the manufacturing of some of our accessory microwave products to a third party in Colorado.

We design and manufacture our embolic particles (Gelatin and PVA particles) in China. The embolic microspheres (Embozene, Oncozene and Tandem) that we acquired from Boston Scientific in August 2019 are currently manufactured by Boston Scientific in their United States and Ireland facilities under a manufacturing agreement.
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
Within Proton Solutions, our development efforts focus on accelerating treatment delivery, machine-learning based treatment planning, integrating patient set-up, motion management and remote service capabilities, as well as reducing the size and cost of our proton therapy system. We expect that, in order to realize the full potential of the Proton Solutions business, we will need to continue to invest substantial resources to continue to develop proton therapy technology.
Within Interventional Solutions, our development efforts focus on introducing new and innovative products and enhancing existing offerings. We achieve this through internal product development, acquisition, technology licensing and strategic alliances. We recognize the importance of continued investment in research and development efforts, guided by our strategic intent, key opinion leaders and global oncology community feedback.
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
Our medical products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facilities that ultimately deliver treatments to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. As a result, we may face substantial liability to patients, our customers and others for damages resulting from faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure, as well as liability related to the loss or misuse of private patient data, including resulting from unauthorized intrusion into our products. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In addition, if a product we design or manufacture were defective (whether due to design, labeling or manufacturing defects, improper use of the product or other reasons), or found to be so by a competent regulatory authority, we may be required to correct or recall the product and notify other regulatory authorities. We maintain limited product liability and healthcare professional liability insurance coverage and currently do not maintain any errors and omissions insurance.
Government Regulation
U.S. Regulations
Laws governing marketing a medical device. In the United States, our products and operations are subject to extensive regulation by federal governmental authorities, such as the FDA, Nuclear Regulatory Commission (“NRC”), and state and local regulatory agencies, such as the state of California and other U.S. states, to ensure the devices are safe and effective and comply with laws governing products which emit, produce or control radiation. Similar international regulations apply overseas. These regulations, which include the U.S. Food, Drug and Cosmetic Act (the “FDC Act”) and regulations promulgated by the FDA, govern, among other things, the design, development, testing, manufacturing, packaging, labeling, distribution, import/export, sale and marketing and disposal of medical devices, post market surveillance and reporting of serious injuries and death, repairs, replacements, recalls and other matters relating to medical devices, radiation emitting devices and devices utilizing radioactive by-product material. State regulations are extensive and vary from state to state. Our Oncology Systems and Interventional Solutions equipment and software, as well as proton therapy systems offered by our

Proton Solutions business, constitute medical devices subject to these regulations. Under the FDC Act, each medical device manufacturer must comply with quality system regulations that are strictly enforced by the FDA.
Unless an exemption applies, the FDA requires that the manufacturer of a new medical device or a new indication for use of, or other significant change in, existing currently marketed medical device obtain either 510(k) premarket notification clearance or premarket approval (“PMA”) before it can market or sell those products in the United States. We do not manufacture any Class III medical devices, which require PMA. Certain of our products, like our radiation delivery systems manufactured by our Oncology Systems business and proton therapy systems manufactured by our Proton Solutions business, are Class II medical devices that require 510(k) clearance, while our other products are exempt from 510(k) clearance. Modifications or enhancements to a product that could significantly affect its safety or effectiveness, or that would constitute a major change in the intended use of the device, technology, materials, labeling, packaging, or manufacturing process may also require a new 510(k) clearance. Manufacturers make the initial determination whether a change to a cleared device requires a new 510(k) clearance, but the FDA can review any such decision. If the FDA disagrees with the manufacturer’s decision not to seek a new 510(k) clearance or PMA approval, as applicable, for a change, it may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA can also require the manufacturer to cease marketing and selling the product in the United States and/or recall the product until 510(k) clearance or PMA approval is obtained.
In 2011, the FDA issued a draft guidance that, if finalized and implemented, would have resulted in manufacturers needing to seek a significant number of new clearances for changes made to legally marketed devices. Since then, the FDA has withdrawn that guidance leading to a final guidance on changes issued in October 2017 that gives industry more flexibility than under the 2011 draft. Under the current guidance and applicable regulations, if we make a change to a current product, we must be able to show that the modified product is substantially equivalent to a legally marketed device. If we cannot do so, we must seek premarket approval for the changed product through a PMA application unless the FDA grants a request, under the “de novo” process, to reclassify the proposed product so that it does not require PMA. In that event, a premarket notification submission - or “510(k)” - or even no submission at all may be possible, depending on how the FDA views the risk associated with the proposed changed product. Under the PMA process, the applicant submits extensive supporting data, including, in most cases, data from clinical studies, in the PMA application to establish reasonable assurance of the safety and effectiveness of the product. This process typically takes at least one to two years from the date the PMA is accepted for filing, but can take significantly longer for the FDA to review. In addition, to secure PMA approval, an applicant must demonstrate, usually via an FDA inspection, that the medical device subject to the PMA conforms to FDA’s Quality Systems Regulations which implement Good Manufacturing Practice ("GMP") requirements.
Quality systems. Our manufacturing operations for medical devices, and those of our third-party suppliers, are required to comply with the FDA’s Quality System Regulation (“QSR”), as well as other federal and state regulations for medical devices and radiation emitting products. The QSR requires that each manufacturer establish a quality systems program by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections, the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue observations that would necessitate prompt corrective action. If FDA inspection observations are not addressed and/or corrective action taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a Warning Letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of administrative and judicial enforcement actions. Failure to respond timely to FDA inspection observations, a Warning Letter or other notice of noncompliance and to promptly come into compliance could result in fines, injunctions, civil penalties, delays, suspension or withdrawal of clearances, seizures or recalls of products, operating restrictions, injunctions involving partial or total shutdown of production facilities, prohibition on export or import and criminal prosecution. Such actions may have further indirect consequences for the manufacturer both inside and outside of the United States and may adversely affect the reputation of the manufacturer and the product.
Radiation Control Regulations. Our products that use radioactive material, such as brachytherapy sources, are subject to the NRC clearance and approval requirements, and the manufacture and sale of these products are subject to federal and state regulations that vary from state to state and among regions. The manufacture, distribution, installation and service (and decommissioning and removal) of medical devices using radioactive material or emitting radiation also requires a number of licenses and certifications. Service of these products must also be done in accordance with a specific radioactive materials license. In addition, the handling and disposal of radioactive materials resulting from the manufacture, use or disposal of our products may impose significant requirements. Sites for the lawful disposal of materials generated by the manufacture, use or decommissioning of our products may no longer accept these materials in the future, or may accept them on unfavorable terms.

Regulations on Advertising and Promotions; Interactions with Healthcare Providers. The FDA and the Federal Trade Commission also regulate advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there is competent and reliable scientific evidence to substantiate the claims, that our advertising fairly balances benefit and risk information, and that our promotional labeling and advertising is neither false nor misleading. We may not promote or advertise our products for uses not within the scope of our intended use statement in our clearances or approvals or make unsupported safety and effectiveness claims.

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
Electrical Safety and Environmental Regulations. It is also important that our products comply with electrical safety and environmental standards, such as those of Underwriters Laboratories, the Canadian Standards Association, and the International Electrotechnical Commission. In addition, the manufacture and distribution of medical devices utilizing radioactive material requires a specific radioactive material license. For the United States, manufacture and distribution of these radioactive sources and devices also must be in accordance with a model specific certificate issued by either the NRC or by a state regulatory authority. In essentially every country and state, installation and service of these products must be in accordance with a specific radioactive materials license issued by the applicable radiation control agency. We are also subject to a variety of additional environmental laws regulating our manufacturing operations and the handling, storage, transport and disposal of hazardous materials, and which impose liability for the cleanup of any contamination from these materials. For a further discussion of these laws and regulations, see “Critical Accounting Estimates” in MD&A, and Note 9, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements.”
Data Privacy Laws. Data protection legislation is becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 ( “CCPA”), which will come into effect on January 1, 2020. Unless an exemption applies, the CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorney generals are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The compliance and other burdens imposed by the European Union ("EU") General Data Protection Regulation ("GDPR"), CCPA and similar privacy laws and regulations may be substantial since they are subject to differing interpretations and implementation among jurisdictions. The restrictions imposed by such laws and regulations may limit the use and adoption of our services, reduce overall demand for our services, require us to modify our data handling practices, slow the pace at which we close sales transactions and impose additional costs and burdens.
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

•
State and federal transparency laws, including laws in Massachusetts and Vermont, and the federal Physician Payment Sunshine Act, which require, among other things, the disclosure of equity ownership and payments to physicians, healthcare providers and hospitals.

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
The federal government and the Congress review and adjust rates annually, and from time to time consider various Medicare and other healthcare reform proposals that could significantly affect both private and public reimbursement for healthcare services, including radiotherapy and radiosurgery, in hospitals and free-standing clinics. State government reimbursement for services is determined pursuant to each state’s Medicaid plan, which is established by state law and regulations, subject to requirements of federal law and regulations. In the past, we have seen our customers’ decision-making process complicated by the uncertainties surrounding reimbursement rates for radiotherapy and radiosurgery in the United States. In July 2019, the CMS proposed the APM pilot program for radiation oncology, intended to test whether an episode-based payment structure across a cohort of U.S. hospitals and freestanding cancer centers would reduce Medicare expenditures, while preserving or enhancing the quality of care. We expect that CMS will announce the APM rules in late 2019, although the exact timing and details of the APM are uncertain.
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
The Medicare Access and CHIP Reauthorization Act ("MACRA") became effective beginning January 1, 2017. MACRA made numerous changes to Medicare, Medicaid, and other healthcare related programs. These changes include new systems for establishing the annual updates to payment rates for physicians’ services in Medicare as well as certain electronic health record reporting requirements for providers. Any changes in reimbursement policies and other legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other government healthcare programs could impact our business.
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
Marketing a medical device internationally. In order for us to market our products internationally, we must obtain clearances or approvals, or registrations, for products and product modifications. We are required to affix the CE mark to our products in order to sell them in member countries of the European Economic Area (“EEA”). The CE mark is an international symbol of adherence to certain essential principles of safety and effectiveness, which once affixed enables a product to be sold in member countries of the EEA. The CE mark is also recognized in many countries outside the EEA, such as Switzerland and Australia, and can assist in the clearance process. In order to receive permission to affix the CE mark to our products, we must obtain Quality System certification, e.g., ISO 13485, and must otherwise have a quality management system that complies with the EU Medical Device Directive. The ISO promulgates standards for certification of quality assurance operations. We are certified as complying with ISO 13485 for our medical devices. The European Union ("EU") Commission published a new Medical Device Regulation in 2017, providing a three-year transition period until May 2020, at which time, the existing Directives will be repealed. The Medical Device Regulation will change multiple aspects of the existing regulatory framework, such as higher clinical evidence requirements and introduce several new requirements, such as Unique Device Identification and many other post-market obligations. Thus, the new Medical Device Regulation significantly modifies and intensifies the compliance requirements for the industry.
Several Asian countries, including China and Japan, have adopted their own regulatory schemes. To import medical devices into Japan, the requirements of Japan’s Pharmaceutical New Medical Act Device Regulation must be met and a “shonin,” the approval to sell medical products in Japan, must be obtained. Similarly, in China a product registration license issued by the National Medical Product Administration are required to sell medical devices in that country. Obtaining such license approvals for our products can be time-consuming and burdensome and can cause us to delay marketing or sales of our products in such countries. Similarly, prior to selling a device in Canada, manufacturers of Class II, III and IV devices must obtain a medical device license. We sell Class II and Class III devices in Canada. Additionally, many countries have laws and regulations relating to radiation and radiation safety that also apply to our products. In most countries, radiological regulatory agencies require some form of licensing or registration by the facility prior to acquisition and operation of an X-ray generating device or a radiation source. The handling, transportation and the recycling of radioactive metals and source materials are also highly regulated.
A number of countries, including the members of the EU, have implemented or are implementing regulations that would require manufacturers to dispose, or bear certain disposal costs, of products at the end of a product’s useful life and restrict the use of some hazardous substances in certain products sold in those countries.
CTSI operations. We are subject to laws and regulations in India and Sri Lanka in relation to the operation of a healthcare establishment. The laws apply to the governing, commissioning and operating of the centers; the practice and conduct of medical professionals; management of patients; sale and storage of drugs and safe medication; employment and management of manpower; the safety of patients, staff and the public; and environmental protection. In order to service our patients, we must obtain the relevant licenses and/or registrations, adhere to set standards and are subject to inspections required for the operations of our centers.
Data Privacy Laws. Laws and regulations related to the collection, processing, storage, transfer and use of personal data are evolving globally. The GDPR took effect in May 2018, and other foreign jurisdictions are also going through privacy reform. Particularly within Europe, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data. The compliance and other burdens imposed by the GDPR and similar privacy laws and regulations may be substantial since they are subject to differing interpretations and implementation among jurisdictions. The restrictions imposed by such laws and regulations may limit the use and adoption of our services, reduce overall demand for our services, require us to modify our data handling practices, slow the pace at which we close sales transactions and impose additional costs and burdens. In addition, non-

compliance could result in proceedings against us by governmental entities or others, significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results. Particularly within Europe, data protection legislation is comprehensive and complex and there has been a recent trend toward more stringent enforcement of requirements regarding protection and confidentiality of personal data.
Other applicable international regulations. We are also subject to foreign laws and regulations that apply to manufacturers of radiation emitting devices and products utilizing radioactive materials, as well as laws and regulations of general applicability relating to matters such as environmental protection, safe working conditions, manufacturing practices and other matters. In addition, our sales of products in foreign countries are also subject to regulation of matters such as product standards, packaging requirements, labeling requirements, import restrictions, environmental and product recycling requirements, trade regulations, duties and tax requirements. In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements. These laws and regulations are often comparable to, if not more stringent than, the equivalent laws and regulations in the United States. In addition, sales overseas are also affected by regulation of matters such as product standards, packaging, labeling, environmental and product recycling requirements, import and export restrictions, tariffs, duties and taxes. In some countries, we rely on our foreign distributors and agents to assist us in complying with foreign regulatory requirements, and we cannot be sure that they will always do so.

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

Anti-Corruption Laws and Regulations
We are subject to the U.S. Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010 and the Law “On the Fundamentals of Health Protection in the Russian Federation.” In general, there is a worldwide trend to strengthen anti-corruption laws and their enforcement, and the healthcare industry and medical equipment manufacturers have been particular targets of these investigation and enforcement efforts. Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and cause a loss of reputation in the market.
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
We generally rely upon a combination of patents, copyrights, trademarks, trade secret and other laws, and contractual restrictions on disclosure, copying and transferring title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties, to protect our proprietary rights in the developments, improvements and inventions that we have originated and which are incorporated in our products or that fall within our fields of interest. As of September 27, 2019, we owned 577 patents issued in the United States and 447 patents issued throughout the rest of the world and had 478 patent applications on file with various patent agencies worldwide. We intend to file additional patent applications as appropriate. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace. We also have agreements with third parties that provide for licensing of patented or proprietary technology, including royalty bearing licenses and technology cross licenses.
Environmental Matters
For a discussion of environmental matters, see “Critical Accounting Estimates” in MD&A and Note 9, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, which discussions are incorporated herein by reference.
Tariff Measures
Between July 2018 and May 2019, the Trump Administration imposed a series of tariffs, ranging from 5% to 25%, on numerous products imported into the United States from China, including Varian’s radiotherapy systems manufactured in China and certain components used in our manufacturing and service activities. In July and August of 2018, China retaliated against the U.S. tariffs by imposing its own series of tariffs, ranging from 10% to 25%, on certain products imported into China from the United States, including Varian’s radiotherapy systems and certain manufacturing and service components.

We participated in the Office of the U.S. Trade Representative (“USTR”) process to seek product-specific exclusions from the U.S. tariffs on Chinese imports. To date, USTR has granted tariff exclusions for four products: certain radiotherapy systems manufactured in China, as well as three key components of the radiation therapy systems that we manufacture in the United States: multi-leaf collimators, certain printed circuit board assemblies and tungsten shielding. We submitted an additional U.S. exclusion request in September 2019, in relation to a manufacturing component, which request is pending.

In June and July 2019, Varian submitted formal requests to the Chinese government for exclusions from the Chinese retaliatory tariffs for manufacturing inputs, service parts and radiotherapy systems imported into China from the United States. In September 2019, the Chinese government granted a tariff exclusion for medical linear accelerators, including our radiotherapy systems, with retroactive effect. The other exclusion requests are still pending.

The U.S. and Chinese government tariff exclusions are for one-year periods, with anticipated renewal processes.
Employees
As of September 27, 2019, we had 10,062 full-time and part-time employees worldwide, including 3,438 in the United States and 6,624 in international locations. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Employees based in some other countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
Information About Our Executive Officers
The biographical summaries of our executive officers, as of November 1, 2019, are as follows:

Name	Age	Position
Dow R. Wilson	60	President and Chief Executive Officer
Kolleen T. Kennedy	60	President, Proton Solutions and Chief Growth Officer
Christopher A. Toth	40	President, Oncology Systems
Gary E. Bischoping, Jr.	51	Senior Vice President, Finance and Chief Financial Officer*
John W. Kuo	56	Senior Vice President, General Counsel and Corporate Secretary
J. Michael Bruff	50	Senior Vice President, Finance and Investor Relations *

*
Effective December 1, 2019, Gary E. Bischoping, Jr. will become President, Interventional Solutions, and J. Michael Bruff will succeed Mr. Bischoping as Senior Vice President, Finance and Chief Financial Officer. Effective December 1, 2019, Mr. Bischoping will no longer be an executive officer and J. Michael Bruff will become one.

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
Gary E. Bischoping, Jr. was appointed Senior Vice President, Finance and Chief Financial Officer ("CFO") in May 2017. Effective December 1, 2019, Mr. Bischoping, Jr. will become President, Interventional Solutions and no longer serve as CFO. Prior to joining the Company, Mr. Bischoping was with Dell Technologies for 17 years where he held several management roles including CFO of its Client Solutions Group from 2016 to 2017, CFO of Enterprise Solutions Group and Commercial Sales from 2013 to 2016, CFO of its Commercial Business from 2012 to 2013, and VP and Treasurer from 2008 to 2012. Before joining Dell, Mr. Bischoping worked in financial management consulting for Stern Stewart & Company, Xerox and the SK Group. Mr. Bischoping earned his M.B.A. degree from the Simon School of Business at the University of Rochester and a B.S. degree in Accounting from the State University of New York at Oswego. He passed the Certified Public Accountants examination in 1991.
John W. Kuo was appointed Senior Vice President, in addition to being General Counsel and Corporate Secretary, in February 2012. Prior to that, he served as Corporate Vice President and General Counsel from July 2005 through January 2012 and as Corporate Secretary since February 2005. Mr. Kuo joined the Company as Senior Corporate Counsel in March 2003 and became Associate General Counsel in March 2004. Prior to joining the Company, Mr. Kuo was General Counsel and Secretary at BroadVision, Inc. (an e-commerce software provider) and held senior legal positions at 3Com Corporation (a networking equipment provider). Mr. Kuo has previously been with the law firms of Gray Cary Ware & Freidenrich (now DLA Piper) and Fulbright & Jaworski. Mr. Kuo holds a B.A. degree from Cornell University and a J.D. degree from Berkeley Law at the University of California at Berkeley.
J. Michael Bruff, who currently serves as Senior Vice President, Finance and Investor Relations will succeed Mr. Bischoping as CFO effective December 1, 2019. Since joining the Company, Mr. Bruff served as Vice President of Investor Relations between August 2017 and February 2018 and has served as Senior Vice President, Finance and Investor Relations from February 2018 to the present. Prior to joining the Company, Mr. Bruff worked for Dell Technologies for 19 years in both domestic and international roles, most recently as Senior Vice President of North America Sales Strategy & Planning. Previously, he served as Senior Vice President and CFO of Dell's Asia Pacific and Japan Commercial Business and Vice President and CFO of the Greater China Commercial Business. He also held several other finance leadership roles in commercial finance, financial planning and analysis, internal audit and Enterprise Solutions Group finance. In addition, Mr. Bruff was Vice President, Global Services Accounting and Finance at CA, Inc. and held a variety of finance and reporting roles at MCI Telecommunications. Mr.

Bruff started his career in auditing and accounting at Deloitte & Touche. Mr. Bruff holds a B.S. degree in Accounting and a B.A degree in Economics from the University of Maryland.
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
Information Available to Investors
As soon as reasonably practicable after our filing or furnishing the information to the SEC, we make the following available on the Investors page of our website http://www.varian.com: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (including any amendments to those reports); and proxy statements. Our Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation and Management Development Committee, Ethics and Compliance Committee, Nominating and Corporate Governance Committee and Executive Committee are also available on the Investors page of our website. Investors and others should note that we announce material financial and operational information to our investors using our investor relations website (http://investors.varian.com/), press releases, SEC filings and public conference calls and webcasts. Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The occurrence of any of the following risks or of unknown risks and uncertainties may adversely affect our business, operating results and financial condition.
RISKS RELATING TO OUR BUSINESSES
Our performance depends on successful improvements to our existing products and services, commercialization of new products and services and increasingly on our ability to anticipate emerging trends in oncology diagnosis, treatment and management.
The markets in which we operate are characterized by rapid change and technological innovation. Our performance depends on the successful commercialization of new products and services that reflect and respond to changes in the marketplace, technology and customer demands and increasingly on our ability to anticipate emerging trends in oncology diagnosis, treatment and management.

•
Our Oncology Systems hardware and software products often have long development and government approval cycles, are technologically complex and must demonstrate high levels of performance and functionality to remain competitive.

•
Our software products compete in markets characterized by rapid technological advances, changing delivery models, evolving standards and frequent new product introductions and enhancements. We are expanding our software product lines and investing in the development of cloud and software-as-a-service (“SaaS”) solutions. The development and introduction of new software platforms and delivery models, as well as different business models, is complex and involves many technological, regulatory and legal hurdles. We cannot assure you that we can successfully develop and implement such platforms or models or that our customers will accept them.

•
Our Proton Solutions products require intensive planning, design, development, testing and capital commitment. Because of the large footprint and high price of many proton therapy systems, there is increasing demand for the development of smaller, more compact proton therapy systems. Although we have introduced our ProBeam® Compact single-room proton therapy solution and our ProBeam 360 single room and multi-room systems, other companies have more experience offering smaller, less expensive proton therapy systems. Our competitiveness will depend on our ability to continue to timely develop new technologies to reduce the size and price of our system or provide additional features and functionality that our competitors do not.

•
Our Interventional Solutions business offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolization The success of our Interventional Oncology business will depend on general market penetration and acceptance of interventional solutions among physicians, the medical community, healthcare payors and patients, and our ability to develop and successfully market technologically competitive products and win market share from other companies in spaces where they have greater resources than we do.

•
In addition to hardware and software products for oncology care, we offer treatment planning and quality assurance as a service, which allows remote delivery and support of care in understaffed locations to utilize technology on a per patient basis. Our ability to realize the full potential of these services will depend heavily on our ability to deploy them using AI-based software solutions and developing such software solutions.

We may need to spend more time and money than anticipated to develop and introduce new products, product enhancements or services. We may not be able to recover all or a meaningful part of our investments. New products may adversely impact orders and sales of our existing products or make them less desirable or even obsolete. In addition, certain costs, including installation and warranty costs, associated with new products may be disproportionately greater than the costs associated with existing products, and if we are unable to lower these costs over time, our operating results could be adversely affected.
Our ability to successfully develop and introduce new products, product enhancements and services depends, among other things, on our ability to:

•	properly identify and respond to customer needs;

•	demonstrate the value proposition of new products and services;

•	limit the time required from proof of feasibility to routine production;

•	timely and efficiently comply with internal quality assurance systems and processes;

•	limit the timing and cost of regulatory approvals;

•	accurately predict and control costs associated with inventory overruns or shortages caused by phase-in of new products and services and phase-out of old products and services;

•	price our products and services competitively and profitably;

•
manufacture, deliver and install our products in sufficient volumes on time, and accurately predict and control costs associated with manufacturing, installation, warranty and maintenance of the products; and

•	manage customer demands for new and old products and services, and optimize complementary product lines and services.
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
In addition, a portion of our Oncology Systems’ product revenue is generally tied to installation and acceptance of the product, and our recognition of revenue associated with new products may be deferred where it takes longer to manufacture or install the new products. Customers may also decide not to upgrade their equipment, or customers may delay delivery of some of our more sophisticated products because of the longer preparation and renovation of treatment rooms required.

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
The market for proton therapy products is still developing and is characterized by rapidly evolving technology and pricing pressure. Our primary competitors in the proton therapy market are Hitachi Heavy Industries, Ion Beam Applications S.A. and Mevion Medical Systems. Our ability to compete successfully depends, in part, on our ability to lower our product costs, and develop and provide technically superior, proven products that deliver precise, cost-effective, high quality capabilities.
The market for interventional solutions products is relatively new, still developing and is marked by a wide variety of products, many of which have had varying degrees of market acceptance. Our primary competitors in the interventional solutions market include Boston Scientific Corp., Terumo Medical Corp., Merit Medical Systems, AngioDynamics, Medtronic and Johnson & Johnson, many of which have greater experience in the interventional oncology market and more financial and other resources than we do.
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
The timing of our competitors’ introduction of products into the market could affect the market acceptance and market share of our products. Some competitors offer specialized products that provide, or may be perceived by customers to provide, a marketing advantage over our mainstream cancer treatment products. Also, some of our competitors may not be subject to the same standards, regulatory and/or other legal requirements that we are subject to, and therefore, they could have a competitive advantage in developing, manufacturing and marketing products and services. Any inability to develop, gain regulatory approval for and supply commercial quantities of competitive products to the market as quickly and effectively as our competitors could limit market acceptance of our products and reduce our sales. In addition, some of our smaller competitors could be acquired by larger companies that have greater financial strength and resources, which could enable them to compete more aggressively and effectively. Our competitors could also acquire some of our suppliers or distributors, which could disrupt supply or distribution arrangements and result in less predictable and reduced revenues in our businesses.
The interoperability of radiation oncology treatment products is becoming increasingly important, and sales of our products could fall if we fail to establish interoperability.
As radiation oncology treatment becomes more complex, our customers are increasingly focused on ease-of-use and interconnectivity. We have directed substantial product development efforts into (1) increasing the interconnectivity of our products for more seamless operation within a system, (2) making our software products easier to use and (3) reducing setup and treatment times to increase patient throughput. Our equipment and software are highly sophisticated, and a high level of training and education is required to use them safely and effectively.

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
Disruption of our critical information systems or material cyberattacks or security breaches of our products may adversely affect our business and customer relations.
Information technology helps us operate efficiently, interface with and support our customers, maintain financial accuracy and efficiency, and produce our financial statements. There is an increasing threat of information security attacks for companies such as Varian. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to, among other things, transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through a security breach. Such security breaches could expose us to a risk of loss of information, litigation and possible liability to employees, customers and regulatory authorities. If our data management systems fail to effectively collect, secure, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations will be impaired. Any such impairment could materially and adversely affect our financial condition and results of operations, and the timeliness with which we report our operating results internally and externally.
We manufacture and sell (i) hardware products that rely upon software systems to operate properly and (ii) software products that deliver treatment instructions and store confidential patient information. Both types of products often are connected to and reside within our customers' information technology infrastructures. While we have implemented security measures to protect our hardware and software products from unauthorized access, these measures may not be effective in securing these products, particularly since techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target. Additionally, we are developing and offering cloud and SaaS software products which reside with and are hosted by third-party providers. A security breach, whether of our products, of our customers’ network security and systems or of third-party hosting services, could disrupt treatments occurring on our products, disrupt access to our customers' stored information, such as patient treatment delivery instructions, and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information. Such an event could have serious negative consequences, including possible patient injury, regulatory action, fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our reputation and brand, and time-consuming and expensive litigation, any of which could have an adverse effect on our financial results.
If we were to experience a significant cyberattack or security breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to customers and counter-parties could be material.

We carry a limited amount of insurance for cybersecurity liability, and our insurance coverage may be inadequate. In the future, our insurance coverage may be expensive and/or not be available on acceptable terms or in sufficient amounts, if at all.
We may offer extended payment terms to certain customers, which could adversely affect our financial results.
We offer extended payment terms for certain qualified customers. As of September 27, 2019, customer contracts with remaining terms of more than one year amounted to approximately 4% of our net trade and unbilled receivables.
While we qualify customers to whom we offer extended payment terms, their financial positions may change adversely over the longer payment term. Many of the customers to which we offer such extended payment terms are located in underdeveloped legal systems for securing debt and enforcing collection of debt. Concerns over economic instability could also make it more difficult for us to collect outstanding receivables. This may result in an increase in payment defaults and uncollectible accounts, or could cause us to increase our bad debt expense, which would adversely affect our net earnings. In addition, extended payment terms decrease our cash flow from operations.
In addition to extended payment terms, in some cases the purchase price for our hardware products is also variable based on the number of patients treated with the product, which may make it more difficult for us to accurately forecast revenue.
Economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.
Revenues outside of the United States accounted for approximately 57%, 55%, and 53% of our total revenues during fiscal years 2019, 2018 and 2017, respectively. Correspondingly, we must provide significant service and support globally. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot assure you that we will be able to recover these investments in international markets.
Our results of operation could be adversely affected by a variety of factors, including, among other things:

•	lower sales prices and gross margins usually associated with sales of our products and services in international regions, and in emerging markets in particular;

•	the longer payment cycles associated with many foreign customers;

•	the typically longer periods from placement of orders to revenue recognition in certain international and emerging markets;

•	currency fluctuations;

•	difficulties in interpreting or enforcing agreements and collecting receivables through the legal systems of many foreign countries;

•	unstable regional political and economic conditions or changes in restrictions on trade between the United States and other countries;

•
changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the pending United Kingdom (the “U.K.”) exit from the European Union (“E.U.”) (“Brexit”);

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
Between July 2018 and May 2019, the Trump Administration imposed a series of tariffs, ranging from 5% to 25%, on numerous products imported into the United States from China, including Varian’s radiotherapy systems manufactured in China and certain components used in our manufacturing and service activities. In July and August of 2018, China retaliated against the U.S. tariffs by imposing its own series of tariffs, ranging from 10% to 25%, on certain products imported into China from the United States, including Varian’s radiotherapy systems and certain manufacturing and service components.

We participated in the Office of the U.S. Trade Representative (“USTR”) process to seek product-specific exclusions from the U.S. tariffs on Chinese imports. To date, USTR has granted tariff exclusions for four products: certain radiotherapy systems manufactured in China, as well as three key components of the radiation therapy systems that we manufacture in the United States: multi-leaf collimators, certain printed circuit board assemblies and tungsten shielding. We submitted an additional U.S. exclusion request in September 2019, in relation to a manufacturing component, which request is pending.

In June and July 2019, Varian submitted formal requests to the Chinese government for exclusions from the Chinese retaliatory tariffs for manufacturing inputs, service parts and radiotherapy systems imported into China from the United States. In September 2019, the Chinese government granted a tariff exclusion for medical linear accelerators, including our radiotherapy systems. The other exclusion requests are still pending.

The U.S. and Chinese government tariff exclusions have retroactive effect and are valid for one-year periods, with anticipated renewal processes.

These tariffs and any additional tariffs or tariff increases imposed by the United States or China that apply to our systems or component parts could increase the costs of our products and adversely impact the competitiveness of our products and/or our operational results in the future. In addition, while to date several of our exclusion requests to USTR and China have been successful, there can be no assurance that we will be successful in obtaining additional tariff exclusion requests or that any existing tariff exclusions that have been granted will be renewed. In addition, while we believe we are eligible for refunds for tariffs that have been levied following the grant of the tariff exclusions, there can be no assurance that we will ultimately receive such refunds, which could have an adverse impact on our operating results.
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
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, including product liability claims and intellectual property claims. For example, in October 2018, Best Medical International, Inc. ("Best Medical") filed a complaint for patent infringement against us in the United States District Court for the District of Delaware alleging that several of our products infringe several of Best Medical's patents. Based on currently available information, we are unable to make a reasonable estimate of loss or range of losses, if any, arising from this matter. Legal proceedings are often lengthy, taking place over a period of years before the outcome is final. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations.
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
In order to achieve market acceptance for our radiation therapy products, we often need to (i) educate physicians about the use of treatment procedures such as IMRT, IGRT, VMAT, SRS, SBRT, proton therapy or procedures using our interventional oncology products, (ii) overcome physician objections to some of the effects of the product or its related treatment regimen, (iii) convince healthcare payors that the benefits of the product and its related treatment process outweigh its costs, and (iv) help train qualified physicists in the skilled use of the product. For example, the complex and dynamic nature of IMRT and IGRT requires significant education of hospital personnel and physicians regarding the benefits of and practices associated with IMRT and IGRT. Further, the complexity and high cost of proton therapy requires similar significant education, as well as education regarding construction and facility requirements. We have devoted and will continue to devote significant resources to marketing and educational efforts to (a) create awareness of IMRT, IGRT, VMAT radiotherapy, SRS, SBRT, proton therapy or procedures using our interventional oncology products, (b) encourage the acceptance and adoption of our products for these technologies and (c) promote the safe and effective use of our products in compliance with their operating procedures. Future products may not gain adequate market acceptance among physicians, patients and healthcare payors, even if we spend significant time and expense educating them about these products.
Our business may suffer if we are not able to hire and retain qualified personnel.
Our future success depends, to a great degree, on our ability to retain, attract, expand, integrate and train our management team and other key personnel, such as qualified engineering, service, sales, marketing and other staff. We compete for key personnel with other medical equipment and software manufacturers, as well as universities and research institutions. As we continue to grow our software revenues, we face intense competition for personnel from software and technology companies. Because this competition is intense, compensation-related costs could increase significantly if the supply of qualified personnel decreases or demand increases. If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business. In addition, some of our executive officers have had long careers at our company. If these executives retire or leave, and we are unable to locate qualified or suitable replacements in a timely manner, our business could be adversely affected.
We may not realize expected benefits from acquisitions of or investments in businesses, products or technologies, which could harm our business.
We need to grow and evolve our businesses in response to changing technologies, customer demands and competitive pressures. From time to time we may decide to execute on our strategy of becoming the global leader in multi-disciplinary, integrated cancer care solutions through the acquisition of, or investments in, businesses, products or technologies, rather than through organic development. For example, we completed five acquisitions in fiscal year 2019. Identifying suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to identify suitable candidates or successfully complete identified acquisitions. In addition, negotiating and completing an acquisition can divert our management and key personnel from our current business operations, which could harm our business and adversely affect our financial results.
There can be no assurance that the businesses, products or technologies we acquire, or the businesses we invest in, will become profitable or remain so. It may cost us more than anticipated to commercialize acquired business product lines, as we experienced with our proton therapy systems, or require us to increase our research and development, sales and marketing or general and administrative expenses, any of which could adversely impact our results of operations. Moreover, our failure to successfully manage the growth of an acquired businesses could have an adverse impact on the overall financial performance of our business.
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

•	any disruption in order fulfillment or loss of sales due to integration processes;

•	increases in our risk of litigation, as a third-party may be more likely to assert a legal claim following an acquisition because of perceived deeper pockets or perceived greater value of a claim;

•	the absence of adequate internal controls and/or the presence of fraud in the acquired businesses;

•	our ability to retain or grow the acquired company’s customers, suppliers, distributors or other partners;

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

When we acquire a business, we allocate the total purchase price to the acquired businesses’ tangible assets and liabilities, identifiable intangible assets and liabilities based on their fair values as of the date of the acquisition, and we record the excess of the purchase price over those fair values as goodwill. If we fail to achieve the anticipated growth or cash flows from an acquisition, or if we decide to sell assets or a business, we may be required to recognize an impairment loss on the write down of our assets and goodwill, which could adversely affect our financial results. In addition, from time to time we structure our acquisitions to include earnout provisions that require us to pay the sellers of the businesses we acquire additional cash payments upon the accomplishment of financial performance or developmental milestones in the periods following the acquisition closing date. Any changes to our estimate of the expected earnout payments after the close of the acquisition up to and including the final payment, would generally be reflected on our statement of earnings. Moreover, acquisitions can result in potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities or expenses, or other charges, any of which could harm our business and affect our financial results.
Additionally, we have investments in privately held companies. These investments are inherently risky, in some instances because the markets for the technologies or products these companies have under development may never materialize or achieve expectations. If these companies do not succeed, we may be forced to record impairment charges and could lose some or all of our investment in these companies.
Our efforts to integrate acquired businesses may not be successful, and this may adversely affect our financial results.
The success of business acquisitions may depend on our ability to successfully integrate the operations of the acquired business. Integrating the operations of acquired businesses requires significant efforts, including the coordination of operations, manufacturing, personnel, information technologies, research and development, sales and marketing and finance. These efforts can be compounded when the acquisitions are in new geographies or business lines. If these integration efforts are not successful, the anticipated benefits and synergies of the acquisition may not be realized fully, may take longer to realize than expected, or may not be realized at all. Our efforts to successfully integrate acquisitions may also result in additional expenses and divert significant amounts of management’s time from other projects.

Acquiring or implementing new business lines or offering new products and services may subject us to additional risks.
From time to time, we may acquire or implement new business lines or offer new products and services within existing lines of business. For example, with our June 2019 acquisition of Cancer Treatment International (“CTSI”), we entered the healthcare provider space and plan to expand into treatment planning and service, and with our July and August 2019 acquisitions of Endocare and Alicon we entered the Interventional Oncology market. There are substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing, marketing, or acquiring new lines of business and/or offering new products and services. Initial timetables for the introduction and development or acquisition of new lines of business and/or the offering of new products or services may not be achieved, and price and profitability targets may prove to be unachievable. Our lack of experience or knowledge, as well as external factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the success of an acquisition or the implementation or of a new line of business or a new product or service. Entry into a new line of business and/or offering a new product or service may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation or regulatory risk. Furthermore, any new business line and/or new product or service could have an adverse impact on the effectiveness of our system of internal controls. New business lines or new products and services within existing lines of business could affect the sales and profitability of existing lines of business or products and services, including as a result of sales channel conflicts. Other risks include: (i) potential diversion of management’s attention, available cash, and other resources from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into or acquire the new line of business; (iv) potential damage to existing customer relationships, lack of customer acceptance or inability to attract new customers; and (v) the inability to compete effectively. These risks would be magnified to the extent that any new business line would result in a significant increase in operations in developing markets. Failure to successfully manage these risks in the implementation or acquisition of new lines of business or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations, and financial condition.
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
We have in the past conducted, and, in the future may continue to conduct, clinical trials related to prospective new therapies and technologies, including most recently pre-clinical studies in relation to ultra-high dose rate cancer treatments using our ProBeam platform. The results of preclinical studies and early clinical trials of product candidates or new therapies and technologies may not be predictive of the results of later-stage clinical trials, and favorable data from interim analyses do not ensure that the final results of a trial will be favorable. Product candidates or new therapies and technologies may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, or despite having produced favorable data in connection with an interim analysis. A number of companies in our industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates, new therapies or technologies for approval. To the extent that the results of trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application or desired reimbursement classification product codes, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates, new therapies or technologies.
Our credit facility restricts certain activities, and failure to comply with this agreement may adversely affect our business, liquidity and financial position.
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
We have in the past used borrowings under our credit facility to fund the repurchase of our shares, and we may continue to do so in the future. Furthermore, if we fail to comply with the credit facility requirements, we may be in default. Upon an event of default, if the credit agreement is not amended or the event of default is not waived, the lender could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If this happens, we may not be able to make those payments or borrow sufficient funds from alternative sources to make those payments. Even if we were to obtain additional financing, that financing may be on unfavorable terms.
Changes in the interpretation or application of generally accepted accounting principles may adversely affect our operating results.
We prepare our financial statements to conform to GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC and various other regulatory or accounting bodies. A change in interpretations of, or our application of, these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. In addition, when we are required to adopt new accounting standards, our methods of accounting for certain items may change, which could cause our results of operations to fluctuate each period. We may introduce new products or new technologies that require us to apply different accounting principles than we have applied in past periods, including accounting principles regarding revenue recognition. The application of different types of accounting principles and related potential changes may also make it more difficult to compare our financial results to prior periods, and the trading price of VMS common stock could suffer or become more volatile.
Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.
We conduct a significant portion of our activities, including manufacturing, administration and data processing at facilities located in the State of California and other seismically active areas that have experienced major earthquakes and other natural disasters. We carry limited earthquake insurance that may not be adequate or continue to be available at commercially reasonable rates and terms. In addition, we have operations in parts of the world, including cancer centers in parts of India, which have experienced natural disasters such as tsunamis, floods and drought. A major earthquake or other disaster (such as a major fire, hurricane, flood, drought, tsunami, volcanic eruption or terrorist attack) affecting our facilities, or those of our suppliers, could significantly disrupt our operations, and delay or prevent product manufacture and shipment during the time required to repair, rebuild or replace the damaged facilities. These delays could be lengthy and costly. If any of our customers’ facilities are adversely affected by a disaster, shipments of our products could be delayed. Additionally, customers may delay purchases of our products until operations return to normal or may move to a competitor that can meet their desired delivery time frame. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business. Further, our products are typically shipped from a limited number of ports, and any disaster, strike or other event blocking shipment from these ports could delay or prevent shipments and harm our business. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an outbreak of epidemic diseases could have a negative effect on our business operations, those of our suppliers and customers, and the ability to travel, resulting in adverse consequences on our revenues and financial performance.

The decision by British voters to exit the E.U. may negatively impact our operations.
In June 2016, a majority of voters in the U.K. elected to withdraw from the E.U. (often referred to as Brexit) in a national referendum. On October 17, 2019, U.K. Prime Minister Boris Johnson and the E.U. agreed to new terms for the country’s exit from the E.U., which must be approved by the British Parliament. As of the date of this filing, the British Parliament has not agreed upon the terms of the withdrawal, which was extended until January 31, 2020. The referendum and ongoing negotiations have created significant uncertainty about the future relationship between the U.K. and the E.U.
If the U.K. leaves the E.U. with no agreement, it will likely have an adverse impact on labor and trade and will create further short-term currency volatility. In the absence of a future trade deal, the U.K.’s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization, which could result in higher importation costs for our products. In addition, the movement of goods between the U.K. and the remaining member states of the E.U. will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. Moreover, currency volatility could drive a weaker British pound, which could result in a decrease in the profitability of our U.K. operations. Any adjustments we make to our business and operations as a result of Brexit could result in significant expense and take significant time to complete.

While we have not experienced any material financial impact from Brexit on our U.K. business to date, sales into the U.K. represented approximately 3% of our total revenues in fiscal year 2019, and we cannot predict its future implications. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.
We work in international locations with high security risks, which could result in harm to our employees or contractors or cause us to incur substantial costs.
We work in some international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs to maintain the safety of our personnel. Some of our services are performed in high-risk locations or adjacent locations where the country or surrounding area is suffering from political, social, or economic issues, war or civil unrest, or is experiencing a high level of criminal or terrorist activity. Despite the precautions that we take, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.
Product defects or misuse may result in material product liability or professional errors and omissions claims, litigation, investigation by regulatory authorities or product recalls that could harm our future financial results.
Our business exposes us to potential product liability claims that are inherent in the manufacture, sale, installation, servicing and support of medical devices and other devices that deliver radiation. Because our products are involved in the intentional delivery of radiation to the human body and other situations where people may come into contact with radiation, the possibility for significant injury and/or death exists. Our products operate within our customers’ facilities and network systems, and under quality assurance procedures established by the facility that ultimately delivers radiation to patients. Human and other errors or accidents may arise from the operation of our products in complex environments, particularly with products from other vendors, where interoperability or data sharing protocol may not be optimized even though the equipment or system operates according to specifications. In addition, if the integrity of a catheter used as part of our cryoablation system is compromised, serious injury or death may occur. As a result, we may face substantial liability to patients, our customers and others for damages resulting from the faulty, or allegedly faulty, design, manufacture, installation, servicing, support, testing or interoperability of our products with other products, or their misuse or failure. In addition, third-party service providers could fail to adequately perform their obligations, which could subject us to further liability. We may also be subject to claims for property damages or economic loss related to or resulting from any errors or defects in our products, or the installation, servicing and support of our products. Any accident or mistreatment could subject us to legal costs, litigation, adverse publicity and damage to our reputation, whether or not our products or services were a factor. In connection with our products that collect and store patient treatment data, we may be liable for the loss or misuse of such private data or personal information, if those products fail or are otherwise defective.
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
We maintain limited product liability and healthcare professional liability insurance coverage and do not maintain errors and omissions insurance. Our product liability and healthcare professional liability insurance policies are expensive and have high deductible amounts and self-insured retentions. Our insurance coverage may be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against us, we may have to pay substantial damages if they are not covered by insurance.
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
We may face delays in the installation and acceptance of our software products, which may take more time from order to completion of installation and acceptance than our hardware products. Though several of our software products are cloud-enabled, many of our current software product offerings are designed as on-premise products which must be installed on customer systems on-site. Delays in installation of our software products may arise as a result of a variety of factors, including (i) longer installation timetables resulting from challenges in coordinating on-site visits with the customer personnel, (ii) customer IT systems not being ready to host the installation, or (iii) the planning and customization required to deploy our software products in order to be compatible with a customer’s unique, complex and/or dated health IT systems. Delays in installation of our software products could result in delays in our ability to recognize revenues from the sale of these products, which could have a material adverse effect on our operating results and financial performance.
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
Despite extensive testing prior to the release and throughout the lifecycle of a product or service, our software and cloud offerings sometimes contain coding or manufacturing errors that can impact their function, performance and security, and result in other negative consequences. The detection and correction of any errors in released software or cloud offerings can be time consuming and costly. Errors in our software or cloud offerings could affect their ability to properly function or operate with other software, hardware or cloud offerings, delay the development or release of new products or services or new versions of products or services, create security vulnerabilities in our products or services, and adversely affect market acceptance of our products or services. If we experience errors or delays in releasing our software or cloud offerings or new versions thereof, our sales could be affected, and revenues could decline.
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
An increase in the prevalence of cloud and SaaS delivery models offered by us and our competitors could also unfavorably impact the pricing of our on-premise software offerings and have a dampening impact on overall demand for our on-premise software product and related service offerings, which could reduce our revenues and profitability. In addition, to the extent that demand for our cloud offerings increases in the future, we may experience volatility in our reported revenues and operating results due to the differences in timing of revenue recognition between our software licenses and our cloud offering arrangements.
Furthermore, our cloud and SaaS software products may reside upon and be hosted by third party providers. A security breach, whether of our products, of our customers’ network security and systems or of third-party hosting services, could disrupt treatments utilizing our products, disrupt access to our customers’ stored information, such as patient treatment delivery instructions, and could lead to the loss of, damage to or public disclosure of our customers’ stored information, including patient health information.
Because we recognize revenue from subscriptions for our SaaS solutions over the term of the subscription, downturns or upturns in our SaaS business may not be immediately reflected in our operating results.
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
We have participated along with others in providing financing for the construction and start-up operations of several proton therapy centers and may provide financing to other proton therapy customers in the future. As of September 27, 2019, we had $165.2 million of loans outstanding, including accrued interest, available-for-sale securities, notes receivable and short-term senior secured debt related to Proton Solutions customers. See “Management Discussion and Analysis - Overview - Proton Solutions” and Note 15, "Proton Solutions Loans and Investment," of the Notes to the Consolidated Financial Statements for the carrying value of our outstanding loans relating to the establishment of proton therapy centers. Providing such financing has adversely affected and could in the future adversely affect our financial results, since a center may not be completed on time or within budget, or may not generate sufficient patient volumes and revenues to support scheduled loan payments or facilitate a refinancing. If a borrower does not have the financial means to pay off loan amounts owing to us, and if we cannot recover loan amounts owing to us from the sale of any collateral or through other means, or in the event of a bankruptcy of the borrower, we may be required to write-off all, or a portion, of the loans, which would adversely affect our financial results. For example, in fiscal year 2017, the California Proton Therapy Center, LLC (“CPTC”), to which we had project financing outstanding, filed for bankruptcy and we recorded $51.4 million in impairment charges related to that financing. We also recorded an allowance for doubtful accounts of $37.8 million related to CPTC and one other proton center in fiscal year 2017. Similarly, in fiscal year 2018, we recorded impairment charges of $22.1 million on our subordinated loans to the Maryland Proton Therapy Center (“MPTC”). Please refer to “Management Discussion and Analysis - Overview - Varian Proton Solutions” and Note 15, "Proton Solutions Loans and Investment," of the Notes to the Consolidated Financial Statements for a more detailed discussion of the impairment of the loan we extended. Any impairment charges relating to our Proton Solutions business could have a material adverse impact our operating results and financial position.
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
Our estimates as to future operating results include certain assumptions about the future results of Proton Solutions’ business. If we are incorrect in our assumptions, our financial results could be materially and adversely affected. It is possible that Proton Solutions could perform significantly below our expectations due to a number of factors that cannot be predicted with certainty, including future market conditions, market acceptance of proton therapy and reimbursement rates. These factors could adversely impact Proton Solutions' ability to meet its projected results. For example, during the third quarter of fiscal year 2019, we recorded a goodwill charge of $50.5 million for the full value of the Proton Solutions reporting unit goodwill, which resulted from a downward revision of forecasted future cash flows attributable to continued weakness in proton therapy markets and lower than expected results as compared to prior forecasts.
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
Our Proton Solutions' business may subject us to increased liability. For example, because proton therapy projects are large in scale and require detailed project planning, failure to deliver or delays in delivering on our commitments could result in greater than expected liabilities, as we could be required to indemnify business partners and customers for losses suffered or incurred if we are unable to deliver our products in accordance with the terms of customer contracts. Additionally, customers have in the past requested and may in the future request that the systems vendor, as the primary technology provider, provide guarantees for and suffer penalties in relation to the overall construction project. Since the cost of a proton therapy center project can often exceed $100 million, the amount of potential liability and potential for financial loss would likely be higher than the levels historically assumed by us for our traditional radiation therapy business and may also exceed the project’s value. Insurance covering these contingencies may be unobtainable or expensive. If we cannot reasonably mitigate or eliminate these contingencies or risks, our ability to competitively bid upon proton center projects will be negatively impacted or we may be required to assume material amounts of potential liability, all of which may have adverse consequences to us.
ADDITIONAL RISKS RELATED TO OUR CANCER TREATMENT SERVICES INTERNATIONAL BUSINESS

In June 2019, we acquired CTSI, which through its America Oncology Institute (“AOI”) business operates nine multi-disciplinary cancer centers and one specialty hospital in India, and one multi-disciplinary cancer center in Sri Lanka, as of September 27, 2019 (collectively, “cancer centers”). CTSI also operates AmPath, a full-service reference laboratory and pathology provider in India. Our AOI and AmPath businesses subject us to a number of risks, including those set forth below.
Our cancer center operations may not be profitable, and the operation or development of existing and future cancer centers could cause us to incur unexpected costs.
The operation and development of cancer centers is subject to a number of risks, including the inability to obtain regulatory permits or approval, delays in the construction of facilities and environmental liabilities related to the disposal of radioactive, chemical and medical waste. Our strategy includes the development of additional multidisciplinary cancer centers, and we have several cancer centers under construction and several others in various planning stages. Any failure or delay in successfully building new cancer centers, as well as liabilities from ongoing operations, could seriously harm our operating results. New cancer centers may incur significant operating losses during their initial operations, which could materially and adversely affect our operating results, cash flows and financial condition. In addition, in some cases our cancer centers may not be profitable enough for us to recover our investment. We may decide to close or sell cancer centers, either because of underperformance or other market developments.
Our performance depends on our ability to recruit and retain quality physicians, qualified nurses and medical support staff and we face competition for staffing that may increase our labor costs and harm our results of operations.
Typically, physicians are responsible for making admissions decisions and for directing the course of patient treatment at the cancer centers that we operate. As a result, the success and competitive advantage of our cancer centers may depend, in part, on the number and quality of the physicians and the medical staffs of our cancer centers, the admitting practices of those physicians and our maintenance of good relations with those physicians. In many cases, physicians are not employees of our cancer centers, and, in a number of the regions in which we operate, physicians have admitting privileges at other cancer centers or hospitals in addition to our cancer centers. They may terminate their affiliation with us at any time. If we are unable to provide adequate support personnel and technologically advanced equipment and facilities that meet the needs of those physicians, they may be discouraged from treating patients at our facilities and our results of operations may decline.
In addition, we depend on the efforts, abilities, and experience of our medical support personnel, including our nurses, pharmacists and lab technicians and other healthcare professionals. We compete with other healthcare providers in recruiting and retaining qualified management, nurses and other medical personnel. There is a nationwide shortage of nurses and other medical support personnel in India which from time to time may require us to enhance wages and benefits in order to recruit and retain nurses and other medical support personnel or require us to hire expensive temporary personnel. To the extent we cannot hire adequate numbers of medical support personnel, we may be required to limit the healthcare services provided in these markets, which would have a corresponding adverse effect on our results of operation.
We cannot predict the degree to which we will be affected by the future availability or cost of attracting and retaining talented medical support staff. If our general labor and related expenses increase, we may not be able to raise our rates correspondingly. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or control our labor costs could harm our results of operations.
Our cancer centers face competition for patients from other cancer centers, hospitals and health care providers.
The healthcare industry in India is highly competitive and competition among cancer centers, hospitals and other healthcare providers for patients and physicians has intensified in recent years. In all the geographical areas in which we operate, there are other cancer centers or hospitals that provide services comparable to those offered by our facilities. We also face competition from specialty hospitals (some of which are physician-owned) and unaffiliated freestanding outpatient centers for market share in high margin services and for quality physicians and personnel. In recent years, the number of freestanding specialty hospitals, surgery centers, emergency departments, urgent care centers and diagnostic imaging centers in the geographic areas in which we operate has increased significantly. Furthermore, some of the hospitals that compete with our hospitals are owned by government agencies or not-for-profit organizations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than we are, we may experience an overall decline in patient volumes.
We are subject to occupational health, safety and other similar regulations and failure to comply with such regulations could harm our business and results of operations.
Our CTSI operations in India are subject to a wide variety of Indian national and local occupational health and safety laws and regulations. Regulatory requirements affecting us include, but are not limited to, those covering: (i) air and water quality control; (ii) occupational health and safety (e.g., standards regarding blood-borne pathogens and ergonomics, etc.); (iii) waste management; (iv) the handling of asbestos, polychlorinated biphenyls and radioactive substances; and (v) other hazardous materials. If we fail to comply with those standards, we may be subject to sanctions and penalties that could harm our business and results of operations.
We may be subject to liabilities from claims brought against our cancer centers and third-party customers of our AmPath business.
We are subject to medical malpractice lawsuits, class action lawsuits and other legal actions against our cancer centers and third-party customers of our AmPath business in the ordinary course of business. Some of these actions may involve large claims, as well as significant defense costs. We cannot predict the outcome of these lawsuits or the effect that such lawsuits may have on us. In an effort to resolve one or more of these matters, we may choose to negotiate a settlement. Amounts we pay to settle any of these matters may be material. We maintain limited healthcare professional liability insurance coverage and do not maintain errors and omissions insurance. Our insurance coverage may be inadequate, and future policies may not be available on acceptable terms or in sufficient amounts, if at all. If a material claim is successfully brought against us, we may have to pay substantial damages if they are not covered by insurance, which could have a material adverse effect on our operations.

RISKS RELATING TO THE MANUFACTURE OF OUR PRODUCTS
Any inability to obtain supplies of important components could restrict the manufacture of products, cause delays in delivery, or significantly increase our costs.
We obtain some of the components included in our products from a limited group of suppliers or from a single source supplier, such as the radioactive sources for high dose rate brachytherapy, klystrons for linear accelerators and specialized integrated circuits and various other components; radiofrequency components, magnets, patient positioning systems and gantry hardware for proton therapy systems, and vacuum sleeves for our cryoablation products.
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
RISKS RELATING TO OUR REGULATORY ENVIRONMENT
We operate in a highly regulated industry, and we face significant costs in complying with laws and regulations. Failure or delays in obtaining regulatory approvals or complying with laws and regulations could delay or prevent product distribution, the introduction of new products or services and result in significant fines and penalties.
We operate in a highly regulated industry and our products and services are subject to numerous U.S. and foreign laws and regulations, as discussed in “Part 1, Item 1. Business - Government Regulation.” Our products, services and operations are subject to regulation by the FDA, the state of California and other U.S. states, the Nuclear Regulatory Commission ("NRC”) and regulatory bodies in the countries and regions in which we market our products and services. For example, we must comply with FDA medical device clearance and reporting regulations, and similar laws in numerous foreign countries, including the European Union (“EU”), the European Economic Area (“EEA”), Switzerland, China, Japan and Canada; and we must comply with NRC clearance, approval and licensing requirements and other federal, state and foreign laws that regulate the use of radioactive materials. We are also subject to laws and regulations in India and Sri Lanka in relation to the operation of healthcare establishments. Compliance with these regulations can be costly, time consuming and burdensome, may negatively impact our ability to market our products and services or result in significant delays or even prevent the marketing and full commercialization of future products or services. Moreover, failure to obtain regulatory approvals or renewals in a timely manner could subject us to fines and penalties.
As a participant in the healthcare industry, we are also subject to federal, state and foreign laws and regulations pertaining to fraud and abuse, physician payment transparency, false claims and misleading advertisements. These laws and regulations and their enforcement are constantly undergoing change, and we cannot predict what effect, if any, changes to these laws and regulations may have on our business or the businesses of our customers. Non-compliance with “anti-kickback”, “false claims” and transparency laws and regulations can result in substantial civil and criminal penalties and potential mandatory or discretionary exclusion from healthcare programs.
We are also subject to laws and regulations related to the collection, processing, storage, transfer and use of personal data, including under the EU General Data Protection Regulation ("GDPR") and data protection legislation in other foreign jurisdictions and the California Consumer Privacy Act of 2018 (“CCPA”) and similar laws in the United States, at both the federal and state level. The compliance and other burdens imposed by the GDPR, CCPA and similar privacy laws and regulations may limit the use and adoption of our services, reduce overall demand for our services, require us to modify our data handling practices, slow the pace at which we close sales transactions and impose additional costs and burdens. In particular, the collection, storage, transfer and use of patient information and data obtained through our AOI business operations is highly regulated by applicable law. In addition, non-compliance could result in proceedings against us by governmental entities or others and/or significant fines, could negatively impact our reputation, and may otherwise adversely impact our business, financial condition and operating results.
As we enter new businesses or pursue new business opportunities that require clinical trials, we may seek to conduct clinical studies or trials in the United States or other countries on products that have not yet been cleared or approved for a particular indication. Additional regulations govern the approval, initiation, conduct, monitoring, documentation and reporting of clinical studies to regulatory agencies in the countries or regions in which they are conducted. Failure to comply with all regulations governing such studies could subject us to significant enforcement actions and sanctions, including halting of the study, seizure of investigational devices or data, sanctions against investigators, civil or criminal penalties, and other actions. In addition, without the data from one or more clinical studies, it may not be possible for us to secure the data necessary to support certain regulatory submissions, to secure reimbursement or demonstrate other requirements. We cannot assure you that access to clinical investigators, sites and subjects, documentation and data will be available on the terms and timeframes necessary.
Any failure or delay in complying with one or more of the regulatory requirements we face could result in reduced sales, increased costs, delays to new product introductions, enhancements or our strategic plans, or harm to our reputation or competitiveness, all of which could have a material adverse effect on our business and financial results.
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
Changes to radiation oncology, reimbursements, and insurance deductibles and administration may affect demand for our products and could have a material adverse effect on our results of operations, financial position and stock price.
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
From time to time, CMS and third-party payors may review and modify the factors upon which they rely to determine appropriate levels of reimbursement and coverage of procedures for cancer treatments. For example, CMS and third-party payors have begun to focus on the comparative effectiveness of radiation therapy versus other methods of cancer treatment, including surgery, and could modify reimbursement rates based on the results of comparative effectiveness studies. In addition, in July 2019, CMS announced a proposed alternative payment model (or “APM”) pilot program for radiation oncology intended to test whether an episode-based payment structure across a cohort of U.S. hospitals and freestanding cancer centers would reduce Medicare expenditures, while preserving or enhancing the quality of care. We expect that CMS will announce the APM rules in late 2019, although the exact timing and details of the APM are uncertain. Any significant cuts in reimbursement rates or changes in reimbursement methodology or administration for radiotherapy, radiosurgery, proton therapy or brachytherapy, as a result of APM or otherwise, or concerns or proposals regarding further cuts or changes in methodology or administration, could further increase uncertainty, influence our customers’ decisions, reduce demand for our products, cause customers to cancel orders, make it more difficult for us to collect payments on outstanding accounts receivable or indebtedness from our proton therapy center customers or debtors, all of which could have a material adverse effect on our results of operations, financial position and stock price.
Foreign governments also have their own healthcare reimbursement systems and there can be no assurance that adequate reimbursement will be made available with respect to our products under any foreign reimbursement system.
Any violation of federal, state or foreign laws governing our business practices may result in substantial penalties. Investigation into our business practices could cause adverse publicity and harm our business.
Anti-corruption laws and regulations. We are subject to the United States Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, and the Law “On the Fundamentals of Health Protection in the Russian Federation.” Any violation of these laws by us or our agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2016 Corruption Perceptions Index found that approximately sixty-nine percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Moreover, our recent acquisitions of CTSI and Alicon have significantly increased our operations in India and China, respectively. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability.
In addition, we have conducted, and in the future expect to conduct internal investigations or face audits or investigations by one or more domestic or foreign government agencies. Any such investigation or proceeding results in costs and management distraction, which could adversely affect our business and financial results. An adverse outcome under any such proceeding, investigation or audit could subject us to fines, or criminal or other penalties, which could adversely affect our business and financial results.
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
We file applications for patents covering new products and manufacturing processes. We cannot assure you that our current patents, the claims allowed under our current patents, or the patents for technologies licensed to us will be sufficiently broad to protect our technology position against competitors. Issued patents owned by, or licensed to, us may be challenged, invalidated or circumvented, or the rights granted under the patents may not provide us with competitive advantages. We also cannot be sure that patents will be issued from any of our pending or future patent applications. Asserting our patent rights against others in litigation or other legal proceedings is costly and diverts resources. An unfavorable outcome in such litigation or proceedings could harm us. In addition, we may not be able to detect patent infringement by others or may lose our competitive position in the market before we are able to do so. Our efforts to protect our intellectual property do not prevent competitors from independently developing similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or from designing around our proprietary technologies, which could harm us. In addition, the regulations of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States.
In addition to patents, we also rely on a combination of copyright, trade secret, trademark and other laws, and contractual restrictions on disclosure, copying and transferring title (including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties), to protect our proprietary and other confidential rights. These protections may prove inadequate, since agreements may still be breached, and we may not have adequate remedies for a breach, and our trade secrets may otherwise become known to or be independently developed by others. In the event that our proprietary or confidential information is misappropriated, our business and financial results could be adversely impacted. We have trademarks, both registered and unregistered, that are maintained and enforced to provide customer recognition for our products in the marketplace, but unauthorized third parties may still use them. We also have agreements with third parties that license to us certain patented or proprietary technologies. In some cases, products with substantial revenues may depend on these license rights. If we were to lose the rights to license these technologies, or our costs to license these technologies were to materially increase, our business would suffer.
Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our products.
There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we compete. Our competitors, like companies in many high technology businesses, continually review other companies’ activities for possible conflicts with their own intellectual property rights. In addition, non-practicing entities may review our activities for conflicts with their patent rights. Determining whether a product infringes a third party’s intellectual property rights involves complex legal and factual issues, and the outcome of this type of litigation is uncertain. Third parties may claim that we are infringing their intellectual property rights. We may not be aware of the intellectual property rights of others that relate to our products, services or technologies. From time to time, we receive notices from third parties asserting infringement and we are subject to lawsuits alleging infringement of third-party patent or other intellectual property rights. Any dispute regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. We may not prevail in a dispute. We do not maintain insurance for intellectual property infringement, so costs of defense, whether or not we are successful in defending an infringement claim, will be borne by us and could be significant. If we are unsuccessful in defending or appealing an infringement claim, we may be subject to significant damages and our consolidated financial position, results of operations or cash flows could be materially adversely affected. We may also be subject to injunctions against development and sale of our products, the effect of which could be to materially reduce our revenues.
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
Once orders are received and booked into backlog, factors that may affect whether these orders become revenue (or are cancelled or deemed dormant and reflected as a reduction in the backlog amounts) and the timing of revenue include:

•
delay in shipment due (e.g. an unanticipated construction delay at a customer location where our products are to be installed), cancellations or rescheduling by customers, extreme weather conditions, natural disasters, port strikes or other labor actions;

•a challenge to a bid award for one or more of our products;

•delay in the installation and/or acceptance of a product;

•failure to satisfy contingencies associated with an order;

•the method of accounting used to recognize revenue;

•a change in a customer’s financial condition or ability to obtain financing; or

•timing of necessary regulatory approvals or authorizations.

Our operating results, including our margins, may also be affected by a number of other factors, many of which are out of our control, including, among other things:

•	changes in our or our competitors’ pricing or discount levels;

•	imposition of tariffs on our products or components and services used in our products;

•	negative publicity about our products and services;

•	impairment of loans, notes receivables, accounts receivable;

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 27, 2019, we owned and leased a total of approximately 2.4 million square feet of floor space for office space, manufacturing, research and development and other services worldwide. Substantially all of this space is fully utilized for its intended purpose. We believe that our facilities and equipment are generally well maintained, in good operating condition and adequate for our present operations.
Item 3. Legal Proceedings
In 1999, we transferred our instruments business to Varian, Inc. (“VI”) and our semiconductor equipment business to Varian Semiconductor Equipment Associates, Inc. (“VSEA”) and subsequently spun off VI and VSEA, which resulted in a non-cash dividend to our stockholders (the “Spin-offs”). Under the Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements that govern the Spin-offs, we retained the liabilities related to the medical systems business and agreed to manage and defend claims related to legal proceedings and environmental matters arising from corporate and discontinued operations. Generally, each of the spun-off subsidiaries is obligated to indemnify us for one third of these liabilities (after adjusting for any insurance proceeds we realize or tax benefits we receive), including certain environmental liabilities, and to indemnify us fully for liabilities arising from the operations of the business transferred to it as part of the Spin-offs. For a more detailed discussion of environmental costs and liabilities, see Note 9, "Commitments and Contingencies," to the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.

From time to time, we are involved in other legal proceedings arising in the ordinary course of our business or otherwise and, from time to time, acquired as part of business acquisitions that we make. For a detailed discussion of current material legal proceedings, see Note 9, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, which is by this reference incorporated herein.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
VMS common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “VAR.” As of November 15, 2019, there were 1,680 holders of record of VMS common stock.
PERFORMANCE GRAPH
This graph shows the total return on VMS common stock and certain indices from September 26, 2014 until the last day of fiscal year 2019.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG VARIAN MEDICAL SYSTEMS, INC., THE S&P 500 INDEX AND
THE S&P HEALTHCARE EQUIPMENT INDEX
*$100 invested on September 26, 2014 in stock or index, including reinvestment of dividends. Indexes are calculated based on our fiscal year-end.

	9/26/2014	10/2/2015	9/30/2016	9/29/2017	9/28/2018	9/27/2019
Varian Medical Systems, Inc.	100.00	92.94	123.03	139.67	156.24	164.94
S&P 500	100.00	99.39	114.72	136.07	160.44	167.27
S&P Health Care Equipment	100.00	108.46	142.25	160.76	216.53	240.85
The performance graph and related information shall not be deemed to be soliciting material or to be “filed” with the SEC or to be deemed to be incorporated by reference to any filing under the Securities Act or the Exchange Act.

Share Repurchase Program
The following table provides information with respect to the shares of VMS common stock repurchased by VMS during the fourth quarter of fiscal year 2019 (in millions, except per share price).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
June 29, 2019 – July 26, 2019	—	$—	—	2.5
July 27, 2019 – August 23, 2019	0.1	$115.85	0.1	2.4
August 24, 2019 – September 27, 2019	0.2	$116.47	0.2	2.2
Total	0.3	$116.29	0.3	2.2

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

Summary of Operations:	Fiscal Years (1)
(In millions, except per share amounts)	2019	2018	2017	2016	2015 (5)
Revenues	$3,225.1	$2,919.1	$2,619.3	$2,593.7	$2,490.7
Earnings from continuing operations before taxes (2)	420.8	452.1	303.1	432.4	401.3
Taxes on earnings (3)	128.6	301.8	77.1	110.1	89.9
Net earnings from continuing operations	292.2	150.3	226.0	322.3	311.4
Net (loss) earnings from discontinued operations	—	—	(6.8)	77.4	100.6
Net earnings	292.2	150.3	219.2	399.7	412.0
Less: Net earnings attributable to noncontrolling interests	0.3	0.4	0.7	0.4	0.5
Net earnings attributable to Varian	$291.9	$149.9	$218.5	$399.3	$411.5

Net earnings (loss) per share - basic
Continuing operations	$3.21	$1.64	$2.44	$3.38	$3.13
Discontinued operations	—	—	(0.08)	0.81	1.00
Net earnings per share - basic	$3.21	$1.64	$2.36	$4.19	$4.13

Net earnings (loss) per share – diluted
Continuing operations	$3.18	$1.62	$2.42	$3.36	$3.10
Discontinued operations	—	—	(0.07)	0.80	0.99
Net earnings per share - diluted	$3.18	$1.62	$2.35	$4.16	$4.09

Financial Position at Fiscal Year End: (4)
Working capital (5)	$511.4	$848.7	$651.7	$1,053.0	$1,016.4
Total assets (5)	$4,101.7	$3,252.7	$3,294.4	$3,948.1	$3,576.9
Short-term borrowings	$410.0	$—	$350.0	$329.6	$108.4
Long-term debt (including current maturities)	$—	$—	$—	$336.3	$385.7
Total equity (5)	$1,777.6	$1,588.7	$1,521.9	$1,797.9	$1,726.3

(1)
Our fiscal years as reported are the 52- or 53-weeks periods ending on the Friday nearest September 30. Fiscal years 2019, 2018, 2017 and 2016 each included 52 weeks. Fiscal year 2015 included 53 weeks.

(2)
In fiscal year 2019, earnings from continuing operations before taxes includes a $22.0 million gain on the sale of our investment in Augmenix, a $50.5 million goodwill impairment charge related to our Proton Solutions business, a $20.8 million charge associated with the write-off of in-process research and development expenses related to an acquisition, and an $18.6 million charge to acquisition-related expenses due to an increase to the fair value of contingent consideration related to an acquisition. In fiscal year 2018, earnings from continuing operations before taxes includes a $29.7 million hedging loss related to the Australian dollar purchase price for Sirtex Medical Limited ("Sirtex"), $22.4 million in impairment charges mostly related to our Maryland Proton Therapy Center subordinated loan and $15.7 million of acquisition-related expenses, partially offset by $9.0 million for the Sirtex breakup fee. In fiscal year 2017, earnings from continuing operations before taxes includes $51.4 million in impairment charges related to our loans to the Scripps Proton Therapy Center and a $37.8 million allowance for doubtful accounts from the California Proton Therapy Center and another proton center.

(3)
In fiscal year 2018, taxes on earnings includes a $207.8 million tax expense related to the Tax Cuts and Jobs Act, partially offset by an $8.0 million benefit to income tax expense due to the partial release of a valuation allowance as a result of an acquisition.

(4)	For fiscal years 2015 through 2018, the financial position at year end includes Varex, which is presented as discontinued operations for all periods presented.

(5)
See Note 2, "Business Combinations," for impact from our acquisitions to total assets in fiscal year 2019. Amounts in fiscal year 2015 do not reflect the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of fiscal year 2018.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We, Varian Medical Systems, Inc., are a Delaware corporation originally incorporated in 1948 as Varian Associates, Inc. We are the world’s leading manufacturer of medical devices and software for treating cancer and other medical conditions with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, brachytherapy and proton therapy. Through recent acquisitions, we now operate a hospital and a network of cancer centers in India and Sri Lanka; provide cancer care professional services to healthcare providers worldwide; and are a supplier of a broad portfolio of interventional solutions.

Our vision is a world without fear of cancer. Our mission is to combine the ingenuity of people with the power of data and technology to achieve new victories against cancer. Our long-term growth and value creation strategy is to transform our company from the global leader in radiation therapy (also referred to as radiotherapy) to the global leader in multi-disciplinary, integrated cancer care solutions, that leverage our strengths, technology, innovation and clinical experience. To achieve these long-term objectives, we are focused on driving growth through strengthening our leadership in radiation therapy, extending our global footprint and expanding into new markets and therapies.
We have two reportable operating segments: Oncology Systems and Proton Solutions. Our Interventional Solutions business is reflected in the "Other" category because it does not meet the criteria for a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. We report revenues in three regions. The Americas region includes North America (primarily the United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India, and Africa. The APAC region primarily includes East and Southeast Asia, and Australia.

Highlights from fiscal year 2019

Financial Summary

	Fiscal Years
(Dollars in millions, except per share amounts)	2019	2018	Change
Gross Orders	$3,568.8	$3,171.6	13%
Oncology Systems	3,397.6	3,113.9	9%
Proton Solutions	151.8	57.7	163%
Other	19.4	—	n/m
Backlog	$3,390.1	$3,183.0	7%
Revenues	$3,225.1	$2,919.1	10%
Oncology Systems	3,061.8	2,770.2	11%
Proton Solutions	143.9	148.9	(3)%
Other	19.4	—	n/m
Gross margin as a percentage of revenues	42.5%	43.6%	(110) bps
Effective tax rate	30.6%	66.8%
Net earnings attributable to Varian	$291.9	$149.9	95%
Diluted net earnings per share	$3.18	$1.62	96%
Net cash provided by operating activities	$371.8	$454.9	(18)%
Number of shares repurchased	1.4	1.6	(15)%
Total cost of shares repurchased	$166.7	$181.9	(8)%
n/m = not meaningful

Assets acquired from Boston Scientific. In August 2019, we acquired Boston Scientific's embolics microspheres business, to treat arteriovenous malformations and hypervascular tumors. The assets from this purchase are included in our Interventional Solutions business, which is included in the Other category. We acquired the business for a purchase price of $90.0 million in cash consideration.

Cancer Treatment Services International. In June 2019, we acquired Cancer Treatment Services International ("CTSI"), a privately-held company that provides cancer care professional services to health care providers worldwide and, through its oncology care brand, American Oncology Institute, focuses on the operation of comprehensive cancer treatment facilities in India and Sri Lanka. CTSI operates AmPath, a full-service reference laboratory and pathology provider, and CTSI Oncology Solutions, an oncology services company that provides solutions such as remote treatment planning services and multi-disciplinary oncology consulting. This acquisition will increase our expertise in cancer center operations, allowing for new partnerships globally, which will allow us to deliver world-class, value-based care in developed and emerging markets. In addition, we expect that the transaction will enable us to innovate and be a leader in cancer focused technology-enabled services. CTSI operations are included in our Oncology Systems business.
We acquired CTSI for a purchase price of $277.0 million, consisting of $262.8 million of cash consideration, $8.2 million of contingent consideration, and $6.0 million of other consideration. The undiscounted range of the contingent consideration payments is zero to $58 million and is based on actual revenues over the 18 months following the acquisition date.
Endocare and Alicon. In June 2019, we acquired Austin, Texas-based Endocare and Hangzhou, China-based, Alicon, to expand our portfolio of multidisciplinary integrated cancer solutions. Endocare is a leading provider of hardware and software solutions for cryoablation, and has a microwave ablation product line; and Alicon is a leader in embolic therapy for treating liver cancer in China. These acquisitions are expected to enable us to develop innovations in interventional oncology and provide patients and customers with a wider range of cancer care solutions. The Endocare and Alicon operations are included in our Interventional Solutions business, which is included in the Other category. In the fourth quarter of fiscal year 2019, due to better than expected projected financial performance for Endocare and Alicon as well as a change in the expected mix of products, we recorded an increase of $18.6 million in the fair value of the contingent consideration.
We acquired Endocare and Alicon for a combined purchase price of $210.0 million consisting of $197.4 million of cash consideration and $12.6 million of contingent consideration. The undiscounted range of the contingent consideration payments is zero to $40 million and is based on actual revenues through March 2020.

Acquisition-related expenses and in-process research and development. We incurred acquisition-related expenses and in-process research and development expenses ("in-process R&D") of $62.8 million during the year ended September 27, 2019. Fiscal year 2019, included a $20.8 million charge associated with a write-off of in-process R&D related to an acquisition and an $18.6 million charge associated with the increase in the contingent consideration for the Endocare and Alicon acquisitions.

Impairment of Proton Solutions Goodwill. During the third quarter of fiscal year 2019, we recorded a goodwill impairment charge of $50.5 million on the full value of the Proton Solutions reporting unit goodwill. The impairment resulted from a downward revision of forecasted future cash flows. Factors in the third quarter that contributed to the revised forecast include observed continued weakness in proton therapy markets and lower than expected results as compared to prior forecasts. These events decreased the forecasted cash flows and the fair value of the Proton Solutions reporting unit below its carrying value as of the third quarter of fiscal year 2019.

To determine the fair value of the Proton Solutions reporting unit, we used the income and market approaches. Under the income approach, the fair value of the Proton Solutions reporting unit was based on the present value of the estimated future cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions and system order backlog. The discount rate used was based on the weighted-average cost of capital appropriate for the Proton Solutions reporting unit. The market approaches considered revenue multiples based on comparable transactions and public companies.
Tariff Measures. Between July 2018 and May 2019, the Trump Administration imposed a series of tariffs, ranging from 5% to 25%, on numerous products imported into the United States from China, including Varian’s radiotherapy systems manufactured in China and certain components used in our manufacturing and service activities. In July and August of 2018, China retaliated against the U.S. tariffs by imposing its own series of tariffs, ranging from 10% to 25%, on certain products imported into China from the United States, including Varian’s radiotherapy systems and certain manufacturing and service components.

We participated in the Office of the U.S. Trade Representative (“USTR”) process to seek product-specific exclusions from the U.S. tariffs on Chinese imports. To date, USTR has granted tariff exclusions for four products: certain radiotherapy systems manufactured in China, as well as three key components of the radiation therapy systems that we manufacture in the United States -multi-leaf collimators, certain printed circuit board assemblies and tungsten shielding. We submitted an additional U.S. exclusion request in September 2019, in relation to a manufacturing component, which request is pending.

In June and July 2019, we submitted formal requests to the Chinese government for exclusions from the Chinese retaliatory tariffs for manufacturing inputs, service parts and radiotherapy systems imported into China from the United States. In September 2019, the Chinese government granted a tariff exclusion for medical linear accelerators, including our radiotherapy systems, with retroactive effect. The other exclusion requests are still pending. The U.S. and Chinese government tariff exclusions are for one-year periods, with anticipated renewal processes. In the aggregate, these tariffs are referred to as "U.S./China tariffs."
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
Currency fluctuations had a $57.5 million and a $52.5 million unfavorable impact on total revenues and Oncology Systems gross orders, respectively, in fiscal year 2019 compared to fiscal year 2018. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
Subsequent events. On November 1, 2019, we entered into Amendment No. 2 (the “Amendment”) to our Credit Agreement dated as of April 3, 2018 (the “Credit Agreement”), by and among us, certain lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Amendment, among other things, reduces the aggregate principal amount available under the revolving credit facility provided under the Credit Agreement from $1.8 billion to $1.2 billion, reduces the commitment fee, adds a $500 million sublimit for multi-currency borrowings, increases the letter of credit sublimit to $225 million, and extends the maturity date from April 2023 to November 2024.
Our Businesses
Oncology Systems. Our Oncology Systems business designs, manufactures, sells and services hardware and software products for treating cancer with conventional radiotherapy, and advanced treatments such as fixed field intensity-modulated radiation therapy (“IMRT”), image-guided radiation therapy (“IGRT”), volumetric modulated arc therapy (“VMAT”), stereotactic radiosurgery, stereotactic body radiotherapy and brachytherapy as well as associated quality assurance equipment. Our software solutions include treatment planning, informatics, clinical knowledge exchange, patient care management, practice management and decision support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices. We offer services ranging from hardware phone support, break/fix repair of linear accelerators, obsolescence protection of hardware, software support, software upgrades, hosting as a service, as well as clinical consulting services.
As a result of our acquisition of CTSI in June 2019, we have expanded our services offerings to include clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed to facilitate improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, we operate nine multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka. In addition to expanding our services portfolio, we expect that the CTSI acquisition will enable us to innovate and incubate new solutions such as technology-enabled services, and to develop additional technologies that incorporate artificial intelligence and machine learning capabilities, in an environment of data security and patient privacy integrity.
Our primary goal in the Oncology Systems business is to promote the adoption of more advanced and effective cancer treatments. In our view, the fundamental market forces that drive long-term growth in our Oncology Systems business are the rise in cancer cases; technology advances and product developments that are leading to improvements in patient care and outcomes; customer demand for the more advanced and effective cancer treatments that we enable; competitive conditions among hospitals and clinics to offer such advanced treatments; continued improvement in safety and cost efficiency in delivering radiation therapy; and underserved medical needs outside of the United States. Approximately half of Oncology Systems gross orders and revenues come from international markets, within which certain emerging markets typically can have lower gross margins and longer installation cycles since many of these purchases are for new sites where treatment vaults need to be constructed. We have also seen an increased portion of total gross orders and total revenues coming from hardware and software. We have also been investing a higher portion of our Oncology Systems research and development budget in software and software-related products, which have a higher gross margin than our hardware products.
We believe international markets will be our fastest growing markets. The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities, such as IMRT, IGRT and VMAT, tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding reimbursement rates and new models for radiotherapy and radiosurgery, such as the alternative payment model pilot program for radiation oncology that was proposed by the Centers for Medicare and Medicaid Services in July 2019. This pilot program is intended to test whether an episode-based payment structure would reduce Medicare expenditures. We believe that this uncertainty will likely continue in future fiscal years and could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability.
In the radiation oncology markets outside of North America, we expect the EMEA market to grow over the long term with varying growth rates across the region. In APAC, we expect China to lead longer-term regional growth. Latin America is currently experiencing currency fluctuations and the impact of political instability in some countries. However, we are cautiously optimistic about the long-term outlook in the region and expect continued growth over the next few years. Overall, we believe the global radiation oncology market can grow over the long term, in constant currencies, in the mid-single-digit range.
Proton Solutions. Our Proton Solutions business develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam therapy using proton beams, for the treatment of cancer. Proton therapy is a preferred option for treating certain cancers, particularly tumors near critical structures such as the base of the skull, spine, optic nerve and most pediatric cancers. Although proton therapy has been in clinical use for more than four decades, it has not been widely deployed due to the high capital cost.
We are investing resources to drive growth and innovation in this business. Proton therapy facilities are large-scale construction projects that have long lead times and involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. Credit markets for proton therapy projects have improved in recent years but the funding environment for large capital projects, such as proton therapy projects, is still challenging. Our current focus is bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility, reduce its cost of treatment per patient and drive innovation, so that it is more widely accepted and deployed.
As of September 27, 2019, we had a total of $165.2 million of notes receivable including accrued interest, senior secured debt, available-for-sale securities, and loans outstanding to Proton Solutions customers. See Note 15, "Proton Solutions Loans and Investments," of the Notes to the Consolidated Financial Statements for further information.
Other. The Other category includes our Interventional Solutions business that offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolization. We also provide software and remote services for post treatment dose calculation for Yttrium-90 microspheres used in selective internal radiation therapy. The Other category also includes assets related to the use of radiation in the heart and other forms of radiosurgery for cardiovascular disease, which were acquired in fiscal year 2019.
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Consolidated Financial Statements and the Notes included elsewhere in this Annual Report on Form 10-K, as well as the information contained under Part I, Item 1A, “Risk Factors.” We discuss our results of operations below.
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, we consider the critical accounting policies described below to be affected by critical accounting estimates. Our critical accounting policies that are affected by accounting estimates are included below. Such accounting policies require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. For a discussion of how these estimates and other factors may affect our business, see Part I, Item 1A, “Risk Factors.”
Revenue Recognition
Our revenues are derived primarily from the sale of hardware and software products, and services from our Oncology Systems, Proton Solutions and Interventional Solutions businesses. We recognize revenues net of any value added or sales tax and net of sales discounts.
We frequently enter into revenue arrangements with customers that contain multiple performance obligations including hardware, software, and services. Judgments as to the stand-alone selling price and allocation of consideration from an arrangement to the individual performance obligations, and the appropriate timing of revenue recognition are critical with respect to these arrangements.
Changes to the performance obligations, contact terms, credit worthiness, or right of return of the customer can impact the arrangement and the amounts allocated to each element could affect the timing and amount of revenue recognition. Revenue recognition also depends on the timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products. If shipments or installations are not made on scheduled timelines or if the products are not accepted by the customer in a timely manner, our reported revenues may differ materially from expectations.
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
Share-based Compensation Expense
We value our time-based stock options, purchase rights under the employee stock purchase plan, and cash-settled stock appreciation rights using the Black-Scholes option-pricing model. We value our restricted stock units and deferred stock units using the fair market value of the Company’s common stock on the date of grant. We value performance units granted in fiscal years 2018 and 2019 at fair market value and adjust the value according to the contingent market condition specified in the terms of those awards. We value performance-based options granted in fiscal years 2018 and 2019, using the Black-Scholes option-pricing model and adjust the value according to the contingent market condition specified in the terms of those awards. We value performance units granted prior to fiscal year 2018, using the Monte Carlo simulation model. In accordance with the guidance on share-based compensation, the fair value of cash-settled stock appreciation rights is recalculated at the end of each reporting period.

The determination of the grant date fair value of share-based payment awards on the date of grant under both the Black-Scholes option-pricing model and the Monte Carlo simulation model is affected by the Company’s stock price, as well as the input of other subjective assumptions, including, as applicable, the expected terms of share-based awards, the expected price volatilities of shares of the Company’s common stock and peer companies that are used to assess certain performance targets over the expected term of the awards, and the expected dividend yield of shares of the Company’s common stock. The expected term of our stock options and cash-settled stock appreciation rights is based on the observed and expected time for such awards to be exercised or cancelled. We use a blended volatility in deriving the expected volatility assumption for our stock options, performance-based options and cash-settled stock appreciation rights, which represents the weighted average of implied volatility and historical volatility. In determining the grant date fair value of our performance units and performance options, historical volatilities of shares of VMS common stock, as well as the shares of common stock of peer companies, were used to assess certain performance targets. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock awards. The dividend yield assumption is based on our history and expectation of no dividend payouts. If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.
We record forfeitures as they occur. We estimate the probability that certain performance conditions that affect the vesting of performance units and performance-based options will be achieved, and recognize expense only for those awards expected to vest. If the actual number of performance units and performance-based options that vest based on achievement of performance conditions are materially different from our estimates, the share-based compensation expense could be significantly different from what we have recorded in the current period.
Allowance for Doubtful Accounts
We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems, our payment terms often require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount due upon completion of the installation. On a quarterly basis, we evaluate aged items in the accounts receivable aging report and provide an allowance in an amount we deem adequate for doubtful accounts. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed, and our operating results could be negatively affected.
Impairment of Investments and Notes Receivable

We recognize an impairment charge when the declines in the fair values of our available-for-sale securities and notes receivable below their cost basis are determined to be other than temporary impairments (“OTTI”). We monitor our available-for-sale and notes receivable securities for possible OTTI on an ongoing basis. When there has been a decline in fair value of a debt security below the amortized cost basis, we recognize OTTI if: (i) we have the intention to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security.

We also have equity investments in privately-held companies, some of which are in the startup or development stages. Our equity investments are measured at cost, and are adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition, near-term prospects and recent financing activities of the investee. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.

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
Inventories
Our inventories include technology parts and components that are highly specialized in nature and subject to rapid technological obsolescence. We have programs to minimize the required inventories on hand, and we regularly review inventory quantities on hand and on order and adjust for excess and obsolete inventory based primarily on historical usage rates and our estimates of product demand and production. Actual demand may differ from our estimates, in which case we may have understated or overstated the provision required for obsolete and excess inventory, which would have an impact on our operating results.

Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows primarily from acquired technologies, patents, trade names, customer contracts, partner relationships and supplier relationships, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.
We generally measure the fair value of our contingent consideration liabilities based on Black-Scholes or Monte Carlo pricing models with applicable key assumptions, including estimated revenues of the acquired business, the probability of completing certain milestone targets during the contingency period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated revenues or probability of completing certain milestones were to increase or decrease during the respective contingency period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of the contingent consideration would decrease or increase, respectively. Changes in volatility may result in an increase or decrease in the fair value of the contingent consideration.
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

As of September 27, 2019, we have two reporting units, Oncology Systems and Interventional Solutions, with goodwill balances of $447.9 million and $164.3 million, respectively. In the third quarter of fiscal year 2019, we recorded a goodwill impairment charge of $50.5 million for the full value of the Proton Solutions reporting unit goodwill. See Note 6, "Goodwill and Intangible Assets," of the Notes to the Consolidated Financial Statements for more information about the Proton Solutions goodwill impairment.
Warranty Obligations
We warrant most of our products for a specific period of time, usually 12 months from installation, against material defects. In addition, we often include additional support services (training, help desk, maintenance) and recognize these services as separate purchase obligations along with our standard break/fix warranty cost accrual. We provide for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty break/fix costs represent our best estimate at the time of sale of the total costs that we will incur to repair or replace product parts that fail while still under warranty. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates will include historical experience of similar products, as well as reasonable allowance for start-up expenses. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends, if required. If we were required to accrue additional warranty costs in the future, it would have a negative effect on our operating results.
Loss Contingencies
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations or other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We accrue amounts, to the extent they can be reasonably estimated, that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss. Such matters are subject to many uncertainties, outcomes are not predictable with assurance, and actual liabilities could significantly exceed our estimates of potential liabilities. In addition, we are subject to a variety of environmental laws around the world. Those laws regulate multiple aspects of our operations, including the handling, storage, transport and disposal of hazardous substances. They impose costs on our operations. In connection with our past and present operations and facilities, we record environmental remediation liabilities when we conclude that environmental assessments or remediation efforts are probable, and we believe we can reasonably estimate the costs of those efforts. Our accrued environmental costs represent our best estimate of the total costs of assessments and remediation and the time period over which we expect to incur those costs. We review these accrued balances quarterly. If we were required to increase or decrease the accrued environmental costs or other loss contingencies in the future, it would adversely or favorably impact our operating results.
Defined Benefit Pension Plans
We sponsor multiple defined benefit pension plans in Germany, Japan, Switzerland and the United Kingdom covering employees who meet the applicable eligibility requirements in these countries. Several statistical and other factors that attempt to anticipate future events are used in calculating the expenses and liabilities related to the aforementioned plans. These factors include assumptions about the discount rate, expected return on plan assets, and the rate of future compensation increases, all of which we determine within certain guidelines. In addition, we use assumptions, such as withdrawal and mortality rates, to calculate the expenses and liabilities. The actuarial assumptions we use are long-term assumptions and may differ materially from actual experience, particularly in the short term due to changing market and economic conditions and changing participant demographics. These differences may have a significant impact on the amount of defined benefit pension plan expenses we record.
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return on those assets. Discount rates enable us to report expected future cash flows at a present value on the measurement date. The discount rates used for defined benefit plans are primarily based on the current effective yield of long-term corporate bonds that are of high quality with satisfactory liquidity and credit rating with durations corresponding to the expected duration of the benefit obligations. A change in the discount rate may cause the present value of benefit obligations to change significantly.
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

Our effective tax rate is impacted by the proportion of our earnings generated in various geographies and subject to tax at differing rates in various tax jurisdictions.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2019 was the 52-week period ended September 27, 2019, fiscal year 2018 was the 52-week period ended September 28, 2018, and fiscal year 2017 was the 52-week period ended September 29, 2017.
A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2018 compared to fiscal 2017 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended September 28, 2018, filed with the SEC on November 26, 2018, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at investors.varian.com.
Discussion of Results of Operations for Fiscal Years 2019, 2018 and 2017
Total Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2019	Percent Change	2018	Percent Change	2017
Product	$1,784.1	14%	$1,569.9	13%	$1,394.0
Service	1,441.0	7%	1,349.2	10%	1,225.3
Total Revenues	$3,225.1	10%	$2,919.1	11%	$2,619.3
Product as a percentage of total revenues	55%		54%		53%
Service as a percentage of total revenues	45%		46%		47%
Total product and service revenues increased in fiscal year 2019 over fiscal year 2018, primarily due to an increase in revenues from Oncology Systems. In fiscal year 2019, product revenues also included $19.4 million from our Interventional Solutions business, which is included in the Other category, and service revenues included $19.6 million related to our CTSI acquisition, which is included in Oncology Systems.

Revenues by region	Fiscal Years
(Dollars in millions)	2019	Percent Change	Constant Currency	2018	Percent Change	Constant Currency	2017
Americas	$1,527.4	6%	7%	$1,436.9	7%	7%	$1,344.6
EMEA	1,073.4	14%	19%	942.8	24%	18%	759.2
APAC	624.3	16%	17%	539.4	5%	4%	515.5
Total Revenues	$3,225.1	10%	12%	$2,919.1	11%	10%	$2,619.3

North America (1)	$1,425.1	6%	6%	$1,347.2	6%	6%	$1,267.8
International	1,800.0	15%	18%	1,571.9	16%	13%	1,351.5
Total Revenues	$3,225.1	10%	12%	$2,919.1	11%	10%	$2,619.3
North America as a percentage of total revenues	44%			47%			48%
International as a percentage of total revenues	56%			53%			52%
(1) North America primarily includes the United States and Canada.

Revenues increased across all regions primarily due to an increase in revenues from Oncology Systems.
Oncology Systems Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2019	Percent Change	Constant Currency	2018	Percent Change	Constant Currency	2017
Product	$1,642.4	15%	17%	$1,431.0	17%	15%	$1,221.5
Service	1,419.4	6%	8%	1,339.2	10%	8%	1,215.3
Total Oncology Systems Revenues	$3,061.8	11%	13%	$2,770.2	14%	12%	$2,436.8
Product as a percentage of Oncology Systems revenues	54%			52%			50%
Service as a percentage of Oncology Systems revenues	46%			48%			50%
Oncology Systems revenues as a percentage of total revenues	95%			95%			93%
Oncology Systems product revenues increased in fiscal year 2019 over fiscal year 2018, primarily due to an increase in revenues from both higher volumes of hardware shipments and higher software sales, partially offset by a negative impact, net of the expected refund for tariff exclusions, from the U.S./China tariffs of approximately $4 million.
Oncology Systems service revenues, which include performance obligations for installation, training and warranty, increased in fiscal year 2019 over fiscal year 2018, primarily due to increased customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increased number of customers as the installed base of our products continues to grow. Oncology Systems service revenues also include approximately $19.6 million in revenues from our acquisition of CTSI in fiscal year 2019.

Revenues by region	Fiscal Years
(Dollars in millions)	2019	Percent Change	Constant Currency	2018	Percent Change	Constant Currency	2017
Americas	$1,451.3	7%	8%	$1,351.3	8%	8%	$1,256.8
EMEA	1,000.9	13%	18%	883.2	28%	21%	691.1
APAC	609.6	14%	15%	535.7	10%	9%	488.9
Total Oncology Systems Revenues	$3,061.8	11%	13%	$2,770.2	14%	12%	$2,436.8

North America	$1,349.2	7%	7%	$1,261.6	7%	7%	$1,180.0
International	1,712.6	14%	17%	1,508.6	20%	16%	1,256.8
Total Oncology Systems Revenues	$3,061.8	11%	13%	$2,770.2	14%	12%	$2,436.8
North America as a percentage of total Oncology Systems revenues	44%			46%			49%
International as a percentage of total Oncology Systems revenues	56%			54%			51%

The Americas Oncology Systems revenues increased in fiscal year 2019 over fiscal year 2018, primarily due to an increase in revenues from hardware products and services in North America and, to a lesser extent, an increase in revenues from software licenses in North America.
EMEA Oncology Systems revenues increased in fiscal year 2019 over fiscal year 2018, primarily due to an increase in revenues from hardware products and services and, to a lesser extent, an increase in revenues from software licenses, partially offset by an unfavorable foreign currency impact in fiscal year 2019. In fiscal year 2019, revenues from services includes approximately $15.5 million from CTSI.

APAC Oncology Systems revenues increased in fiscal year 2019 over fiscal year 2018, primarily due to an increase in revenues from hardware products and, to a lesser extent, an increase in revenues from software licenses and services. Revenues from hardware products for fiscal year 2019 include a negative impact, net of the expected refund for tariff exclusions, of approximately $4 million from the U.S./China tariffs.
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
Proton Solutions Revenues

Revenues by sales classification	Fiscal Years
(Dollars in millions)	2019	Percent Change	2018	Percent Change	2017
Product	$122.3	(12)%	$138.9	(19)%	$172.5
Service	21.6	116%	10.0	—%	10.0
Total Proton Solutions revenues	$143.9	(3)%	$148.9	(18)%	$182.5
Proton Solutions revenues as a percentage of total revenues	5%		5%		7%
Proton Solutions revenues decreased in fiscal year 2019 over fiscal year 2018, primarily due to a decrease in product revenues that resulted from the timing of project completion and stage of progress of installations, partially offset by an increase in service revenues from an increase in proton centers transitioned to service contracts.
Other
Revenues from the Other category was $19.4 million for fiscal year 2019 and relate to acquisitions completed during fiscal year 2019. Revenues from the Other category are related to our Interventional Solutions business and allocated to product revenues.

Gross Margin

	Fiscal Years
Dollars by segment	2019	Percent Change	2018	Percent Change	2017
(Dollars in millions)
Oncology Systems	$1,349.4	8%	$1,253.2	14%	$1,097.9
Proton Solutions	17.7	(13)%	20.4	27%	16.0
Other	3.2	—%	—	—%	—
Gross margin	$1,370.3	8%	$1,273.6	14%	$1,113.9
Percentage by segment
Oncology Systems	44.1%		45.2%		45.1%
Proton Solutions	12.3%		13.7%		8.8%
Other	16.3%		—%		—%
Total Company	42.5%		43.6%		42.5%

Percentage by sales classification
Total Company - Product	34.4%		34.7%		31.8%
Total Company - Service	52.5%		54.0%		54.7%
Oncology Systems - Product	36.7%		36.5%		35.1%
Oncology Systems - Service	52.6%		54.6%		55.0%

Oncology Systems product gross margin percentage increased in fiscal year 2019 over fiscal year 2018, primarily due to the mix of higher-margin products, mostly offset by the U.S. China tariffs and unfavorable foreign exchange rate fluctuations. The U.S./China tariffs had a negative impact, net of the expected refund for tariff exclusions, of $12 million, comprised of $4 million in revenues and $8 million in cost of revenues. Oncology Systems service gross margin percentage decreased in fiscal year 2019 compared to fiscal year 2018, primarily due to increased cost related to software installations and upgrades.
Proton Solutions gross margin percentage decreased in fiscal year 2019 compared to fiscal year 2018, primarily due to the mix and timing of projects recorded in revenues, approximately $7 million in additional project costs and site delays, partially offset by an increase in services revenues.
Research and Development

	Fiscal Years
(Dollars in millions)	2019	Percent Change	2018	Percent Change	2017
Research and development	$247.6	6%	$233.9	11%	$210.0
As a percentage of total revenues	8%		8%		8%

Research and development expenses increased $13.7 million in fiscal year 2019 over fiscal year 2018, primarily due to an increase in investments in software, adaptive radiotherapy and other strategic programs.
Selling, General and Administrative, Impairment Charges and Acquisition-Related Expenses

	Fiscal Years
(Dollars in millions)	2019	Percent Change	2018	Percent Change	2017
Selling, general and administrative	$623.1	15%	$543.5	(2)%	$552.8
Impairment charges	$50.6	126%	$22.4	(56)%	$51.4
Acquisition-related expenses and in-process R&D	$62.8	73%	$36.4	n/m	$1.9
Selling, general and administrative as a percentage of total revenues	19%		19%		21%
Impairment charges as a percentage of total revenues	2%		1%		2%
Acquisition-related expenses and in-process R&D as a percentage of total revenues	2%		1%		—%
n/m = not meaningful
Selling, general and administrative expenses increased $79.6 million in fiscal year 2019 over fiscal year 2018, primarily due to an increase in headcount to support sales and marketing for recent acquisitions and product management for treatment planning in Oncology Systems. Also included in the increase in selling, general and administrative expenses in fiscal year 2019, were increases of $7.8 million for the amortization of intangible assets, $6.0 million related to our ASTRO trade shows in fiscal year 2019, $5.4 million in charitable contributions, $3.9 million for litigation charges and legal costs, $3.0 million in consulting costs related to the U.S./China tariffs, and $2.6 million in allowance for doubtful accounts.
Impairment charges in fiscal year 2019 were primarily due to a $50.5 million goodwill impairment charge to the Proton Solutions reporting unit. Impairment charges in fiscal year 2018 were mostly due to the impairment of our subordinated loan to Maryland Proton Therapy Center.
Acquisition-related expenses and in-process R&D in fiscal year 2019 were primarily due to a $20.8 million charge associated with a write-off of in-process R&D related to an acquisition that closed in the third quarter of fiscal year 2019, an $18.6 million charge due to the increase in the fair value of contingent consideration related to the Endocare and Alicon acquisition, and transaction costs related to the acquisitions of CTSI, and Endocare and Alicon. Acquisition-related expenses and in-process R&D in fiscal year 2018 were primarily due to $29.7 million in losses related to hedging the Australian dollar purchase price of the anticipated acquisition of Sirtex Medical Limited ("Sirtex"), partially offset by the net $9.0 million breakup fee received from Sirtex in connection with the termination of the acquisition.

Other Income, Net

	Fiscal Years
(Dollars in millions)	2019	Percent Change	2018	Percent Change	2017
Interest income	$15.1	(12)%	$17.3	27%	$13.6
Interest expense	$(8.8)	31%	$(6.8)	(36)%	$(10.7)
Other income, net	$28.3	n/m	$4.2	75%	$2.4
n/m = not meaningful
Interest income decreased in fiscal year 2019 over fiscal year 2018, primarily due to a decrease in interest income from loans to our Proton Solutions customers and available-for-sale securities, partially offset by an increase in interest income generated from our cash holdings due to higher interest rates as compared to the prior periods.
Interest expense increased in fiscal year 2019 over fiscal year 2018, primarily due to an increase in borrowings from our credit facility in fiscal year 2019, and an increase in interest rates.
Other income, net, increased in fiscal year 2019 over fiscal year 2018, primarily due to a $22.0 million gain on the sale of an equity investment in the first quarter of fiscal year 2019.
Taxes on Earnings

	Fiscal Years
(Dollars in millions)	2019	Percent Change	2018	Percent Change	2017
Taxes on earnings	$128.6	(57.0)%	$301.8	292.0%	$77.1
Effective tax rate	30.6%		66.8%		25.4%
Our effective tax rate decreased in fiscal year 2019 over fiscal year 2018 because the prior period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act (the "Act"), which was signed into U.S. law on December 22, 2017.
Our effective tax rate is impacted by the percentage of our total earnings that comes from our international region, the mix of particular tax jurisdictions within our international region, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We expect that our effective tax rate may experience increased fluctuations from period to period. See Note 11, "Taxes on Earnings," of the Notes to the Consolidated Financial Statements for further information.
Net Earnings Per Diluted Share

	Fiscal Years
	2019	Percent Change	2018	Percent Change	2017
Net earnings per diluted share - continuing operations	$3.18	96%	$1.62	(33)%	$2.42
Net earnings per diluted share - discontinued operations	—	—%	—	n/m	(0.07)
Total net earnings per diluted share	$3.18	96%	$1.62	(31)%	$2.35
n/m = not meaningful
Net earnings per diluted share from continuing operations increased in fiscal year 2019 over fiscal year 2018, primarily due to higher income tax expense that resulted from the Act in the first quarter of fiscal year 2018.

Gross Orders

Total Gross Orders (by segment)	Fiscal Years
(Dollars in millions)	2019	Percent Change	2018	Percent Change	2017
Oncology Systems	$3,397.6	9%	$3,113.9	9%	$2,846.8
Proton Solutions	151.8	163%	57.7	(75)%	229.2
Other	19.4	—%	—	—%	—
Total Gross Orders	$3,568.8	13%	$3,171.6	3%	$3,076.0

Gross orders are defined as new orders recorded during the period and revisions to previously recorded orders. New orders are recorded for the total contractual amount, excluding certain pass-through items and service items, which are recognized as revenue is recognized, once a written agreement for the delivery of goods or provision of services is in place and, other than Proton Solutions, when shipment of the product is expected to occur within two years, so long as any contingencies are deemed perfunctory. For our Proton Solutions business, we record orders when construction of the related proton therapy treatment center is reasonably expected to start within two years, but only if any contingencies are deemed perfunctory. We will not record Proton Solutions orders if there are financing contingencies, if a substantial portion of the financing for the project is not reasonably assured or if customer board approval contingencies are pending. We perform a quarterly review to verify that outstanding orders remain valid. If an order is no longer expected to ultimately convert to revenue, we record a backlog adjustment, which reduces backlog but does not impact gross orders for the period.
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
Oncology Systems Gross Orders

Gross Orders by region	Fiscal Years
(Dollars in millions)	2019	Percent Change	Constant Currency	2018	Percent Change	Constant Currency	2017
Americas	$1,618.4	7%	7%	$1,509.5	5%	5%	$1,439.6
EMEA	1,128.6	12%	16%	1,009.6	17%	13%	860.3
APAC	650.6	9%	11%	594.8	9%	8%	546.9
Total Oncology Systems Gross Orders	$3,397.6	9%	11%	$3,113.9	9%	8%	$2,846.8

North America	$1,508.9	8%	8%	$1,396.9	3%	3%	$1,350.6
International	1,888.7	10%	13%	1,717.0	15%	12%	1,496.2
Total Oncology Systems Gross Orders	$3,397.6	9%	11%	$3,113.9	9%	8%	$2,846.8

The Americas Oncology Systems gross orders increased in fiscal year 2019 over fiscal year 2018, primarily due to growth in orders in North America for our services, hardware products and software licenses.

EMEA Oncology Systems gross orders increased in fiscal year 2019 over fiscal year 2018, primarily due to growth across the region, particularly in emerging markets, for our hardware products, services and software licenses.

APAC Oncology Systems gross orders increased in fiscal year 2019 over fiscal year 2018, primarily due to growth in hardware and software license orders across the region, primarily in Greater China, Southeast Asia and South Korea, partially offset by a decrease in hardware product orders in Japan.

The trailing 12 months' growth in gross orders for Oncology Systems at the end of September 27, 2019, and at the end of the three previous fiscal quarters were:

	Trailing 12 months ended
	September 27, 2019	June 28, 2019	March 29, 2019	December 28, 2018
Americas	7%	6%	8%	7%
EMEA	12%	13%	18%	16%
APAC	9%	22%	20%	13%
North America	8%	6%	9%	5%
International	10%	15%	17%	16%
Total Oncology Systems Gross Orders	9%	11%	13%	11%

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
Proton Solutions Orders
Proton Solutions orders increased in fiscal year 2019 over fiscal year 2018, primarily due to recording four proton therapy orders in fiscal year 2019 compared to two proton system orders in fiscal year 2018. The increase in gross orders in fiscal year 2019 was also due to an increase in service orders.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is recognized from backlog at current exchange rates, with any difference recorded as a backlog adjustment. At September 27, 2019, total company backlog was $3.4 billion, an increase of 7% compared to the backlog at September 28, 2018. Our Oncology Systems backlog at September 27, 2019 was 7% higher than the backlog at September 28, 2018, which reflected an increase of 8% and 6% for our North America and international regions, respectively. Proton Solutions backlog was approximately $241 million.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments total net reductions of $136.6 million and $152.8 million in fiscal years 2019 and 2018, respectively.
Liquidity and Capital Resources
Liquidity is the measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, acquire businesses or make other investments or loans, repurchase shares of VMS common stock, and fund continuing operations and capital expenditures. Our sources of cash generally include operations, borrowings, stock option exercises and employee stock purchases.

Cash, Cash Equivalents and Restricted Cash
The following table summarizes our cash, cash equivalents and restricted cash:

(In millions)	September 27, 2019	September 28, 2018	Increase (Decrease)
Cash and cash equivalents	$531.4	$504.8	$26.6
Restricted cash	12.7	11.6	1.1
Total cash, cash equivalents, and restricted cash	$544.1	$516.4	$27.7
The increase in cash, cash equivalents and restricted cash in fiscal year 2019 compared to fiscal year 2018 was primarily due to $410.0 million in borrowings, net of debt repayments, under our credit facility agreements, $371.8 million in cash provided by operating activities, $63.4 million in cash provided by stock option exercises and employee stock purchases and $29.9 million in proceeds from the sale of an equity investment, partially offset by $576.2 million used for acquisitions, $166.7 million used for the repurchase of shares of VMS common stock, $58.0 million used for purchases of property, plant and equipment, $32.8 million used for the purchase of equity investments, a $16.8 million debt repayment related to a recent acquisition, and $14.5 million used for tax withholdings on vesting of equity awards.
At September 27, 2019, we had approximately $5 million, or 1%, of cash and cash equivalents in the United States and approximately $526 million, or 99%, of cash and cash equivalents were held abroad. In light of the changes to the U.S. federal taxation of foreign earnings in the Act, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of September 27, 2019, most of our cash and cash equivalents that was held abroad was in U.S. Dollars and was primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Fiscal Years
(In millions)	2019	2018	2017
Net cash flow provided by (used in):
Operating activities	$371.8	$454.9	$399.1
Investing activities	(631.7)	(174.7)	(130.4)
Financing activities	279.2	(487.0)	(392.4)
Effects of exchange rate changes on cash and cash equivalents	8.4	4.7	(3.9)
Net increase (decrease) in cash and cash equivalents	$27.7	$(202.1)	$(127.6)
Our primary cash inflows and outflows for fiscal years 2019 and 2018 were as follows:

We generated net cash from operating activities of $371.8 million in fiscal year 2019, compared to $454.9 million in fiscal year 2018. The $83.1 million decrease in net cash from operating activities during fiscal year 2019 compared to fiscal year 2018 was driven by a decrease of $254.6 million in the net change from operating assets and liabilities, partially offset by an increase of $141.9 million in net earnings and an increase of $29.6 million in non-cash items.

The decrease in the net change in operating assets and liabilities in fiscal year 2019 was primarily due to:

•
Trade and unbilled receivables increasing by $111.7 million primarily due to an increase in revenues in Oncology Systems and accrued China tariff receivables, partially offset by a decrease in receivables from Proton Solutions driven by project milestone attainment and strong collections;

•	Inventory increasing by $106.9 million primarily due to higher volumes supporting product transition and growth in Oncology Systems; and

•
Prepaid expenses and other assets increasing by $40.4 million primarily due to an increase in prepaid expenses for a recent acquisition plus other receivables for tariff exclusions for inventory purchases imported into the United States.

Partially offset by:

•	Accounts payable increasing by $49.7 million primarily due to timing of payments; and

•	Deferred revenues increasing by $71.1 million primarily due to an increase in billing ahead of revenue recognition resulting from changes in the mix of contractual billing terms.

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

•
Cash flows used in investing activities was $631.7 million in fiscal year 2019 compared to $174.7 million in fiscal year 2018. During fiscal year 2019, net cash used for investing activities primarily consisted of $576.2 million, net of cash acquired, for acquisitions, $58.0 million for purchases of property, plant and equipment, and $32.8 million for the purchase of equity investments, partially offset by $29.9 million in proceeds from the sale of an equity investment. During fiscal year 2018, net cash used for investing activities primarily consisted of $109.0 million, net of cash acquired, for acquisitions, $47.7 million for purchases of property, plant and equipment, $17.8 million for investments in available-for-sale securities, partially offset by $15.9 million received from the sale of available-for-sale securities.

•
Cash flows provided by financing activities was $279.2 million in fiscal year 2019 compared to cash flows used in financing activities of $487.0 million in fiscal year 2018. During fiscal year 2019, net cash provided by financing activities primarily consisted of $410.0 million in borrowings, net of debt repayments and $63.4 million in cash proceeds received from stock option exercises and employee stock purchases, partially offset by $166.7 million in cash used for the repurchase of VMS common stock. During fiscal year 2018, cash used in financing activities primarily consisted of $350.0 million of debt repayments, net of borrowings and $181.9 million in cash used for the repurchase of VMS common stock, partially offset by $60.7 million in cash proceeds received from stock option exercises and employee stock purchases.

We expect our capital expenditures, which typically represent construction and/or purchases of facilities, manufacturing equipment, office equipment and furniture and fixtures, as well as capitalized costs related to the implementation of software applications, will be approximately 2% of revenues in fiscal year 2020.
Borrowings
On April 3, 2018, we entered into the Credit Agreement with certain lenders and Bank of America, N.A. as administrative agent. The Credit Agreement provides for a five-year revolving credit facility ("Revolving Credit Facility") in an aggregate principal amount of up to $1.8 billion. The Revolving Credit Facility also includes a $50.0 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the Revolving Credit Facility, we have the right to (i) request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or increased commitments and certain other conditions are met. The proceeds of the Revolving Credit Facility may be used for working capital, capital expenditures, share repurchases, permitted acquisitions and other corporate purposes.

On November 1, 2019, we entered into Amendment No. 2 to our Credit Agreement dated as of April 3, 2018. See Note 18, "Subsequent Events" in the Notes to the Consolidated Financial Statements for more information on the Amendment to the Credit Agreement.
In addition, our Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo Mitsui Banking Corporation that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). The Sumitomo Credit Facility will expire in February 2020.

The following table summarizes our short-term borrowings:

	September 27, 2019
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate
Revolving Credit Facility	$410.0	3.05%
Total short-term borrowings	$410.0
As of September 28, 2018, we did not have any outstanding borrowings under the Revolving Credit Facility and Sumitomo Credit Facility. See Note 7, "Borrowings," of the Notes to the Consolidated Financial Statements for further information regarding the Revolving Credit Facility and the Sumitomo Credit Facility.
The following table provides additional information regarding our short-term borrowings:

	Fourth Quarter of Fiscal Year 2019	Fiscal Years
(In millions, except for percentages)		2019	2018	2017
Amount outstanding (at end of period)	$410.0	$410.0	$—	$350.0
Weighted average interest rate (at end of period)	3.05%	3.05%	—%	2.36%
Average amount outstanding (during period)	$399.9	$109.8	$144.9	$192.6
Weighted average interest rate (during period)	3.26%	3.28%	2.53%	1.9%
Maximum month-end amount outstanding during period	$449.0	$449.0	$340.0	$350.0
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
Total debt as a percentage of total capital was 18.8% at September 27, 2019. The ratio of current assets to current liabilities decreased to 1.27 to 1 at September 27, 2019, from 1.63 to 1 at September 28, 2018.
Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) was 109 days at September 27, 2019, and 102 days at September 28, 2018. Our trade and unbilled receivables and DSO are impacted by a number of factors, primarily including the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions and the effects of economic instability. Proton Solutions' DSO is not meaningful because it is highly variable. As of September 27, 2019, approximately 4% of our net trade and unbilled receivable balance was related to customer contracts with remaining terms of more than one year.

Share Repurchase Program
We repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Fiscal Years
(In millions, except per share amounts)	2019	2018	2017
Number of shares	1.4	1.6	3.3
Average repurchase price per share	$121.76	$112.63	$90.63
Total cost	$166.7	$181.9	$294.5
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of September 27, 2019, approximately 2.2 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
For more details see Note 12, "Stockholders' Equity and Noncontrolling Interests," of the Notes to the Consolidated Financial Statements for further discussion.
Contractual Obligations
The following summarizes our contractual obligations as of September 27, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Fiscal Year	Fiscal Years	Fiscal Years
(In millions)	2020	2021-2022	2023-2024	Beyond	Total
Operating leases (1)	$32.5	$46.5	$25.4	$49.9	$154.3
Purchase obligations (2)	48.9	50.1	21.4	—	120.4
Contingent consideration (3)	33.2	41.4	0.7	—	75.3
Defined benefit pension plans (4)	9.2	—	—	—	9.2
Total (5)	$123.8	$138.0	$47.5	$49.9	$359.2

(1)	Operating leases include future minimum lease payments under all our non-cancellable operating leases as of September 27, 2019.

(2)
Purchase obligations include agreements to purchase goods or services that are enforceable, are legally binding and non-cancellable. Purchase obligations do not include agreements that are cancellable without penalty.

(3)
Includes the fair value of our current and non-current portions of contingent consideration. While it is not certain if and/or when payments will be made, the maturity dates included in this table reflect our best estimate. See Note 2, "Business Combinations," for more information.

(4)
As further described in Note 10, "Retirement Plans," of the Notes to the Consolidated Financial Statements, our post-retirement benefit plan is not presented in the table above as it is not material. As of September 27, 2019, the remaining defined benefit pension plans were underfunded by $29.6 million. Due to the impact of future plan asset performance, changes in interest rates and other economic and demographic assumptions, and the potential for changes in legislation in other foreign jurisdictions, we are not able to reasonably estimate the timing and amount of contributions necessary to fund our defined benefit pension plans beyond the next fiscal year.

(5)	The following items are not included in the table above:

•
Long-term income taxes payable, which include the liability for uncertain tax positions, including interest and penalties, and other long-term tax liabilities. As of September 27, 2019, our total liability for uncertain tax positions was $45.0 million, of which we do not anticipate a payment in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. The Act allows taxpayers to elect to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of September 27, 2019, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was

$135.3 million. See Note 11, "Taxes on Earnings," of the Notes to the Consolidated Financial Statements for more information.

•
As of September 27, 2019, we had accrued $4.8 million for environmental remediation liabilities. The amount accrued represents estimates of anticipated future costs and the timing and amount of actual future environmental remediation costs may vary as the scope of our obligations becomes more clearly defined. See Note 9, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements or more information.

•
As of September 27, 2019, our outstanding loan commitment to CPTC was $1.9 million for the short-term revolving loan. See Note 15, "Proton Solutions Loans and Investment," of the Notes to the Consolidated Financial Statements for further information.

Contingencies
Environmental Remediation Liabilities
For a discussion of environmental remediation liabilities, see Note 9, "Commitments and Contingencies," — Environmental Remediation Liabilities of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.
Other Matters
From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters both inside and outside the United States, arising in the ordinary course of our business or otherwise. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Note 9, "Commitments and Contingencies," of the Notes to the Consolidated Financial Statements, which discussion is incorporated herein by reference.
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of September 27, 2019, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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

From time to time, Varian is required to provide letters of credit, surety bonds and bank guarantees to support certain obligations that arise in the ordinary course of business and in some cases, in place of pledging cash collateral. The outstanding instruments were approximately $140 million as of September 27, 2019.

Recent Accounting Standards or Updates Not Yet Effective

See Note 1, "Summary of Significant Accounting Policies," of the Notes to the Consolidated Financial Statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
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
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to Proton Solutions customers. As of September 27, 2019, we had a total of $49.3 million in loans outstanding to CPTC and $115.9 million carrying value of notes receivable including accrued interest to Proton Solutions customers, available-for-sale securities, and senior secured debt. See Note 15, "Proton Solutions Loans and Investment," of the Notes to the Condensed Consolidated Financial Statements for further information.
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
We have many transactions denominated in foreign currencies and address certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. We sell products throughout the world, often in the currency of the customer’s country, and may hedge certain of these larger foreign currency sale transactions when they are not transacted in the subsidiaries’ functional currency or in U.S. Dollars. The foreign currency transactions that fit our risk management policy criteria are hedged with foreign currency forward contracts. We may use other derivative instruments in the future. We enter into foreign currency forward contracts primarily to reduce the effects of fluctuating foreign currency exchange rates. We do not enter into foreign currency forward contracts for speculative or trading purposes. The forward contracts range from one to fifteen months in maturity.
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
The notional values of our sold and purchased foreign currency forward contracts outstanding as of September 27, 2019 were $518.2 million and $52.3 million, respectively. The notional amounts of foreign currency forward contracts are not a measure of our exposure. The fair value of forward contracts generally reflects the estimated amounts that we would receive or pay to terminate the contracts at the reporting date, thereby taking into account and approximating the current unrealized and realized gains or losses of the open contracts. A move in foreign currency exchange rates would change the fair value of the contracts, and the fair value of the underlying exposures hedged by the contracts would change in a similar offsetting manner.
Interest Rate Risk
Our market risk exposure to changes in interest rates depends primarily on our investment portfolio and borrowings. Our investment portfolio primarily consisted of cash and cash equivalents and available-for-sale securities as of September 27, 2019. The principal amount of cash and cash equivalents in continuing operations at September 27, 2019 totaled $531.4 million with a weighted average interest rate of 0.81%.

Our available-for-sale securities are carried at fair value. At September 27, 2019, our available-for-sale securities, which include accrued interest are as follows:

($ in millions)	Fair Value	Interest Rate
MPTC Series B-1 Bonds	$27.1	7.5%
MPTC Series B-2 Bonds	25.1	8.5%
APTC securities	6.6	8.5%
We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under our Revolving Credit Facility. At September 27, 2019, borrowings under the Revolving Credit Facility totaled $410.0 million with a weighted average interest rate of 3.05%. If the amount outstanding under our Revolving Credit Facility remained at this level for an entire year and interest rates increased or decreased by 1%, our annual interest expense would increase or decrease, respectively, by an additional $4.1 million. See a detailed discussion of our credit facilities in “MD&A - Liquidity and Capital Resources.”
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

Item 8. Financial Statements and Supplementary Data
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Fiscal Years
(In millions, except per share amounts)	2019	2018	2017
Revenues:
Product	$1,784.1	$1,569.9	$1,394.0
Service	1,441.0	1,349.2	1,225.3
Total revenues	3,225.1	2,919.1	2,619.3
Cost of revenues:
Product	1,169.9	1,024.4	950.9
Service	684.9	621.1	554.5
Total cost of revenues	1,854.8	1,645.5	1,505.4
Gross margin	1,370.3	1,273.6	1,113.9
Operating expenses:
Research and development	247.6	233.9	210.0
Selling, general and administrative	623.1	543.5	552.8
Impairment charges	50.6	22.4	51.4
Acquisition-related expenses and in-process research and development	62.8	36.4	1.9
Total operating expenses	984.1	836.2	816.1
Operating earnings	386.2	437.4	297.8
Interest income	15.1	17.3	13.6
Interest expense	(8.8)	(6.8)	(10.7)
Other income, net	28.3	4.2	2.4
Earnings from continuing operations before taxes	420.8	452.1	303.1
Taxes on earnings	128.6	301.8	77.1
Net earnings from continuing operations	292.2	150.3	226.0
Net loss from discontinued operations	—	—	(6.8)
Net earnings	292.2	150.3	219.2
Less: Net earnings attributable to noncontrolling interests	0.3	0.4	0.7
Net earnings attributable to Varian	$291.9	$149.9	$218.5

Net earnings (loss) per share - basic
Continuing operations	$3.21	$1.64	$2.44
Discontinued operations	—	—	(0.08)
Net earnings per share - basic	$3.21	$1.64	$2.36

Net earnings (loss) per share - diluted
Continuing operations	$3.18	$1.62	$2.42
Discontinued operations	—	—	(0.07)
Net earnings per share - diluted	$3.18	$1.62	$2.35

Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	91.0	91.5	92.5
Weighted average shares outstanding - diluted	91.9	92.5	93.2
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

	Fiscal Years
(In millions)	2019	2018	2017
Net earnings	$292.2	$150.3	$219.2
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Net gain (loss) arising during the year, net of tax benefit (expense) of $4.5, ($1.1), and ($2.5)	(27.8)	4.7	10.0
Prior service credit (cost) arising during the year, net of tax benefit (expense) of $0.1, ($0.3), and ($0.7)	(0.7)	1.9	4.3
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.1, $0.2, and $0.2	(0.7)	(1.0)	(0.8)
Amortization, settlement and curtailment of net actuarial loss included in net periodic benefit cost, net of tax expense of ($0.4), ($0.6), and ($1.0)	2.7	3.3	5.7
	(26.5)	8.9	19.2
Derivative instruments:
Change in unrealized gain (loss), net of tax benefit (expense) of ($0.7), $0.3, and $0.0	2.3	(0.6)	—
Reclassification adjustments, net of tax benefit (expense) of $0.0, ($0.3), and $0.0	(0.2)	0.6	—
	2.1	—	—
Currency translation adjustment	(12.4)	(5.4)	12.8
Other comprehensive earnings (loss)	(36.8)	3.5	32.0
Comprehensive earnings	255.4	153.8	251.2
Less: Comprehensive earnings attributable to noncontrolling interests	0.3	0.4	0.7
Comprehensive earnings attributable to Varian	$255.1	$153.4	$250.5
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 27,	September 28,
(In millions, except par values)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$531.4	$504.8
Trade and unbilled receivables, net of allowance for doubtful accounts of $46.5 at September 27, 2019, and $41.1 at September 28, 2018	1,106.3	1,009.9
Inventories	551.5	438.1
Prepaid expenses and other current assets	206.2	233.3
Current assets of discontinued operations	—	2.3
Total current assets	2,395.4	2,188.4
Property, plant and equipment, net	311.5	274.6
Goodwill	612.2	293.6
Intangible assets, net	300.7	101.1
Deferred tax assets	84.7	102.2
Other assets	397.2	292.8
Total assets	$4,101.7	$3,252.7
Liabilities and Equity
Current liabilities:
Accounts payable	$248.5	$190.3
Accrued liabilities	459.5	419.7
Deferred revenues	766.0	729.7
Short-term borrowings	410.0	—
Total current liabilities	1,884.0	1,339.7
Other long-term liabilities	440.1	324.3
Total liabilities	2,324.1	1,664.0
Commitments and contingencies (Note 9)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 90.8 and 91.2 shares issued and outstanding at September 27, 2019, and at September 28, 2018, respectively	90.8	91.2
Capital in excess of par value	845.6	778.1
Retained earnings	934.0	780.4
Accumulated other comprehensive loss	(102.1)	(65.3)
Total Varian stockholders' equity	1,768.3	1,584.4
Noncontrolling interests	9.3	4.3
Total equity	1,777.6	1,588.7
Total liabilities and equity	$4,101.7	$3,252.7
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years
(In millions)	2019		2018	2017
Cash flows from operating activities:
Net earnings	$292.2		$150.3	$219.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	47.9		45.9	41.2
Depreciation	53.8		52.1	58.5
Amortization of intangible assets and inventory step-up	39.2		20.6	18.4
Deferred taxes	18.9		48.0	(23.3)
Provision to allowance for doubtful accounts	6.6		4.0	43.7
Gain on sale of equity investments, net	(21.8)		—	—
Impairment charges	50.6		22.4	51.4
Write-off of in-process research and development related to acquisition-related activities	20.8		—	—
Change in fair value of contingent consideration	18.6		—	0.3
Other, net	(2.3)		9.7	2.4
Changes in assets and liabilities, net of effects of acquisitions:
Trade and unbilled receivables	(111.7)		(76.1)	(18.0)
Inventories	(106.9)		(16.4)	(7.2)
Prepaid expenses and other assets	(40.4)		(3.9)	(48.9)
Accounts payable	49.7		21.9	5.5
Accrued liabilities and other long-term liabilities	(14.5)		175.6	12.7
Deferred revenues	71.1		0.8	43.2
Net cash provided by operating activities	371.8		454.9	399.1
Cash flows from investing activities:
Purchases of property, plant and equipment	(58.0)		(47.7)	(59.1)
Acquisitions, net of cash acquired	(576.2)		(109.0)	(3.0)
Purchase of equity investments	(32.8)		(10.1)	(8.4)
Sale of equity investment	29.9	—	—	—
Sale of available-for-sale securities	8.5		15.9	—
Investment in available-for-sale securities	—		(17.8)	(13.4)
Loans to CPTC	(1.6)		(5.9)	—
Issuance of notes receivable	—		—	(18.2)
Purchase of senior secured debt	—		—	(24.5)
Other, net	(1.5)		(0.1)	(3.8)
Net cash used in investing activities	(631.7)		(174.7)	(130.4)
Cash flows from financing activities:
Repurchases of common stock	(166.7)		(181.9)	(294.5)
Proceeds from issuance of common stock to employees	63.4		60.7	72.1
Tax withholdings on vesting of equity awards	(14.5)		(11.6)	(10.7)
Cash received from Varex term facility	—		—	200.0
Cash and cash equivalents received (contributed) to Varex Imaging Corporation	4.1		—	(42.6)
Borrowings under credit facility agreement	636.5		503.3	231.0
Repayments under credit facility agreement	(636.5)		(503.3)	(223.5)
Net borrowings (repayments) under the credit facility agreements with maturities less than 90 days	410.0		(350.0)	(322.0)
Repayment of acquired debt	(16.8)		—	—
Other	(0.3)		(4.2)	(2.2)
Net cash provided by (used in) financing activities	279.2		(487.0)	(392.4)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	8.4		4.7	(3.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	27.7		(202.1)	(127.6)
Cash, cash equivalents and restricted cash at beginning of period	516.4		718.5	846.1
Cash, cash equivalents and restricted cash at end of period	$544.1		$516.4	$718.5
See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balances at September 30, 2016	93.7	$93.7	$678.6	$1,122.7	$(100.8)	$1,794.2	$3.7	$1,797.9
Net earnings	—	—	—	218.5	—	218.5	0.6	219.1
Other comprehensive earnings	—	—	—	—	32.0	32.0	—	32.0
Issuance of common stock	1.4	1.4	69.3	—	—	70.7	—	70.7
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(10.6)	—	—	(10.7)	—	(10.7)
Share-based compensation expense	—	—	40.8	—	—	40.8	—	40.8
Repurchases of common stock	(3.3)	(3.3)	(62.7)	(228.5)	—	(294.5)	—	(294.5)
Distribution of Varex	—	—	—	(334.1)	—	(334.1)	—	(334.1)
Other	—	—	0.7	—	—	0.7	—	0.7
Balances at September 29, 2017	91.7	91.7	716.1	778.6	(68.8)	1,517.6	4.3	1,521.9
Net earnings	—	—	—	149.9	—	149.9	0.4	150.3
Other comprehensive earnings	—	—	—	—	3.5	3.5	—	3.5
Issuance of common stock	1.2	1.2	59.5	—	—	60.7	—	60.7
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(11.5)	—	—	(11.6)	—	(11.6)
Share-based compensation expense	—	—	45.9	—	—	45.9	—	45.9
Repurchases of common stock	(1.6)	(1.6)	(32.5)	(147.8)	—	(181.9)	—	(181.9)
Other	—	—	0.6	(0.3)	—	0.3	(0.4)	(0.1)
Balances at September 28, 2018	91.2	91.2	778.1	780.4	(65.3)	1,584.4	4.3	1,588.7
Net earnings	—	—	—	291.9	—	291.9	0.3	292.2
Other comprehensive loss	—	—	—	—	(36.8)	(36.8)	—	(36.8)
Issuance of common stock	1.1	1.1	62.3	—	—	63.4	—	63.4
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(14.4)	—	—	(14.5)	—	(14.5)
Share-based compensation expense	—	—	47.8	—	—	47.8	—	47.8
Repurchases of common stock	(1.4)	(1.4)	(28.2)	(137.1)	—	(166.7)	—	(166.7)
Acquisition of Cancer Treatment Services International	—	—	—	—	—	—	5.0	5.0
Other	—	—	—	(1.2)	—	(1.2)	(0.3)	(1.5)
Balances at September 27, 2019	90.8	$90.8	$845.6	$934.0	$(102.1)	$1,768.3	$9.3	$1,777.6

See accompanying notes to the consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The long-term growth and value creation strategy of Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) is to transform the Company from the global leader in radiation therapy to the global leader in multi-disciplinary, integrated cancer care solutions that leverage its strengths, technology, innovation and clinical experience. The Company offers solutions in radiation therapy and medical oncology, as well as interventional oncology, an emerging area of cancer care. The Company designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy, and offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolization. Software solutions include treatment planning, informatics, clinical knowledge exchange, patient care management, practice management and decision support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.

As a result of the Company's acquisition of Cancer Treatment Services International ("CTSI") in June 2019, it has expanded its services offerings to include clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed to facilitate improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, the Company operates nine multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP").
The historical financial position and results of operations of the Imaging Components business and costs relating to the separation and distribution (the "Distribution") of Varex Imaging Corporation ("Varex") are reported in the consolidated financial statements as discontinued operations. Information in the accompanying notes to the consolidated financial statements have been recast to reflect the effect of the Distribution. The Consolidated Statements of Comprehensive Earnings and Cash Flows have not been recast to reflect the effect of the Distribution.
Reclassifications
In fiscal year 2019, the Company adopted new accounting guidance requiring it to include restricted cash in cash and cash equivalents in the statement of cash flows. The Consolidated Statements of Cash Flows have been recast for all periods presented. See "Recently Adopted Accounting Pronouncements" below for further information. In addition, certain other reclassifications have been made to the amounts in the prior year in order to conform to the current year's presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2019 was the 52-week period that ended on September 27, 2019. Fiscal year 2018 was the 52-week period that ended on September 28, 2018. Fiscal year 2017 was the 52-week period that ended on September 29, 2017.
Distribution
On January 28, 2017 (the "Distribution Date"), the Company completed the Distribution of Varex, the Company's former Imaging Components business segment. On the Distribution Date, each of Varian's stockholders of record as of the close of business on January 20, 2017 (the "Record Date") received 0.4 of a share of Varex common stock for every one share of Varian common stock owned as of the Record Date.
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
In connection with the Distribution and Spin-offs, the Company, VI, VSEA, and Varex also entered into various agreements that set forth the principles to be applied in separating the companies and allocating certain related costs and specified portions of contingent liabilities. See Note 9, "Commitments and Contingencies," for additional information.
Principles of Consolidation
The consolidated financial statements include those of VMS and its wholly-owned and majority-owned or controlled subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.

Consolidation of Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements. For fiscal year 2019, the Company consolidated its non-controlling interest in a joint venture included from the acquisition of CTSI. For fiscal years 2018 and 2017, the Company did not consolidate any variable interest entities because the Company determined that it was not the primary beneficiary.
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
Foreign Currency Translation
The Company uses the U.S. dollar predominately as the functional currency of its foreign subsidiaries. For foreign subsidiaries where the U.S. dollar is the functional currency, gains and losses from remeasurement of foreign currency balances into U.S. dollars are included in the Consolidated Statements of Earnings. For the foreign subsidiary where the local currency is the functional currency, any translation adjustments of foreign currency financial statements into U.S. dollars are recorded to a separate component of accumulated other comprehensive loss. See Note 8, "Derivative Instruments and Hedging Activities," regarding the Company’s hedging activities and derivative instruments.
Cash, Cash Equivalents and Restricted Cash
The Company considers currency on hand, demand deposits, time deposits, and all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. Cash and cash equivalents are held in various financial institutions in the United States and internationally. The Company classifies cash as restricted cash when it is subject to a legal or contractual restriction by a third party, and restricted as to withdrawal or use, including restrictions that require the funds to be used for a specified purpose and restrictions that limit the purpose for which the funds can be used.
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
See Note 4, "Fair Value," for additional discussions.
Available-For-Sale Securities and Notes Receivable
The Company has investments in securities that are classified as available-for-sale securities, and which are reflected on the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheets. The Company classifies its available-for-sale securities as short-term or long-term based on the nature of the investment, its maturity date and its availability for use in current operations. The Company monitors its available-for-sale securities for possible other-than-temporary impairment when business events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. The Company recorded no significant impairment charges in fiscal years 2019 and 2018 to its available-for-sale securities and recorded $51.4 million of impairment charges in fiscal year 2017. See Note 15, "Proton Solutions Loans and Investment," for more information about the impairment charge.
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
Equity Investments in Privately-Held Companies
Equity investments without readily determinable fair values include the Company's investments in privately-held companies in which the Company holds less than a 20% ownership interest and does not have the ability to exercise significant influence. The Company measures these investments at cost, and these investments are adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes. These investments are included in other assets on the Consolidated Balance Sheets. In addition, the Company monitors these investments to determine if impairment charges are required based primarily on the financial condition and near-term prospects of these companies.

Concentration of Risk
Cash, cash equivalents, available-for-sale securities, trade accounts receivable, notes receivable, and derivative financial instruments used in hedging activities potentially expose the Company to concentrations of credit risk. Cash and cash equivalents held with financial institutions may exceed the Federal Deposit Insurance Corporation insurance limits or similar limits in foreign jurisdictions. The Company has not experienced any losses on its deposits of cash and cash equivalents. With respect to its available-for-sale securities and notes receivable, the Company performs a periodic credit evaluation of various counterparties. The Company may be exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. The Company transacts its foreign currency forward contracts with multiple large international and regional financial institutions and, therefore, does not consider the risk of nonperformance to be concentrated in any specific counterparty. The Company has not experienced any losses resulting from the failure of counterparty to meet its financial obligations under foreign currency forward contracts. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company’s customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and, except for government tenders, group purchases and orders with a letter of credit, often requires its Oncology Systems and Proton Solutions customers to provide a down payment. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable. No single customer represented 10% or more of the trade and unbilled accounts receivable amount for any period presented. The Company obtains some of the components in its products from a limited group of suppliers or from a single-source supplier.

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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Major improvements are capitalized, while repairs and maintenance are expensed as incurred. Internal and external costs incurred to acquire or create internal use software during the application development stage are capitalized in accordance with guidance on internal-use software. Internally developed software primarily includes enterprise-level business software that the Company customizes to meet its specific operational needs. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Land is not subject to depreciation, but land improvements are depreciated over fifteen years. Land leasehold rights and leasehold improvements are amortized over the lesser of their estimated useful lives or remaining term of the lease. Buildings are depreciated between twenty and thirty years. Machinery and equipment are depreciated over their estimated useful lives, which range from three to seven years. Assets subject to lease are amortized over the lesser of their estimated useful lives or remaining lease terms. When assets are retired or otherwise disposed of, the assets and the related accumulated depreciation are removed from the accounts. Gains or losses resulting from retirements or disposals of property, plant and equipment are included in operating expenses.
Goodwill and Intangible Assets, Net
Goodwill is recorded when the purchase price of an acquisition exceeds the fair value of the net identified tangible and intangible assets acquired. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized primarily using the straight-line method over their estimated useful lives, which generally range from one to twenty-three years.
In-process research and development (“in-process R&D”) is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. The impairment test for intangible assets with indefinite useful lives, if any, consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. When an in-process R&D project is completed, the in-process R&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life.
Impairment of Long-lived Assets, Goodwill and Intangible Assets
The Company reviews long-lived assets and identifiable intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses these assets for impairment based on their estimated undiscounted future cash flows. If the carrying value of the assets exceeds the estimated future undiscounted cash flows, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any impairment charges for long-lived assets and identifiable intangible assets in fiscal years 2019, 2018 and 2017.
The Company evaluates goodwill for impairment at least annually or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. If the Company determines that a quantitative analysis is necessary, the Company will compare the fair value of a reporting unit against its carrying amount, including the goodwill allocated to each reporting unit. The Company determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting units and the market approach is based on a market multiple calculated for each business unit based on market data of other companies engaged in similar business. If the carrying amount of the reporting unit is in excess of its fair value, a goodwill impairment loss will be recorded for the difference.
The Company performs its annual goodwill impairment test for its reporting units that carried goodwill during its fourth fiscal quarter. In fiscal year 2019, the Company opted to evaluate its Oncology Systems reporting unit by using qualitative factors such as macroeconomic conditions, industry and market considerations, financial performance and other relevant events affecting the reporting unit. During the third quarter of fiscal year 2019, the Company recorded a goodwill impairment charge for the full value of the Proton Solutions reporting unit goodwill. See Note 6, "Goodwill and Intangible Assets," for more information on the impairment of the Proton Solutions' goodwill. The Company did not record any goodwill impairment charges in fiscal years 2018 and 2017.

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
Product Warranty
The Company warrants most of its products for a specific period of time, usually 12 months from installation, against material defects. In addition, the Company often includes additional support services (training, help desk, maintenance) and recognizes these services as a separate performance obligation along with its standard break/fix warranty cost accrual. The Company provides for the estimated future costs of warranty obligations in cost of revenues when the related revenues are recognized. The accrued warranty costs represent the best estimate at the time of sale of the total costs that the Company will incur to repair or replace product parts that fail while still under warranty. The amount of the accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. For new products, estimates include the historical experience of similar products, as well as reasonable allowance for warranty expenses associated with new products. On a quarterly basis, the Company reviews the accrued warranty costs and updates the historical warranty cost trends, if required.
Revenue Recognition
The Company's revenues are derived primarily from the sale of radiotherapy and proton therapy hardware and software products, support, training and maintenance of all those products, installation services and the sale of parts, as well as the sale of minimally invasive interventional oncology procedures and treatments. The Company accounts for a contract with a customer when there is a legally enforceable contract which includes: an approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
The Company's revenues are measured based on the consideration specified in the contract with each customer, net of any sales incentives and amounts collected on behalf of third parties such as sales taxes. The Company recognizes revenues as the performance obligations are satisfied by transferring control of the product or service to a customer.
The majority of the Company's revenue arrangements consist of multiple performance obligations including hardware, software, and services. The appropriate timing of revenue recognition is determined based on the Company's assessment of when the transfer of control occurs with respect to these arrangements.
The Company's products are generally not sold with a right of return, and the Company typically does not provide credits, rebates, or incentives, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs mainly include the Company's internal sales force compensation program; under the terms of these programs, compensation is generally earned, and the costs are recognized at the time the revenue is recognized.
For bundled arrangements, the Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their individual stand-alone selling price ("SSP"). The SSP is determined based on observable prices at which the Company separately sells the products and services. If an SSP is not directly observable, then the Company will estimate the SSP considering marketing conditions, entity-specific factors, and information about the customer or class of customer that is reasonably available.

The following is a description of the principal activities, separated by operating segment, from which the Company generates its revenues.
Oncology Systems
The Company's Oncology Systems linear accelerators are generally sold in a bundled arrangement with hardware and software accessory products that enhance efficiency and enable the delivery of advanced radiotherapy and radiosurgery treatments; however, certain products are infrequently sold on a stand-alone basis. The majority of machine and software sales include installation services, training, warranty, and support services. Delivery of different performance obligations in a revenue arrangement often span more than one reporting period. For example, a linear accelerator and software may be delivered in one reporting period, but the related installation of those products may be completed in a later period. Hardware and software extended maintenance and service contracts are occasionally sold during the initial product sale, but the majority are sold separately near or at the end of the initial warranty period. Revenues related to extended warranty and service contracts are recognized after the expiration of the initial warranty period.
Payment terms and conditions vary by contract type, although the terms are generally commensurate with a significant milestone, such as contract signing, shipment, delivery, acceptance or service commencement. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's products and services, rather than to receive financing from the Company's customers, such as invoicing at the beginning of a contract term with revenue recognized ratably over the contract period for a service contract. Payment terms can also vary based on the type of customer, such as government purchases. There are occasions where the Company provides extended payment terms in which case a portion of the transaction price is allocated to imputed interest income. Customer billing milestones are typically event driven, which may result in revenue recognized in excess of billings at some point during the contract period which the Company presents as unbilled receivables on the Consolidated Balance Sheets.
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

The CTSI revenues include revenues from providing healthcare services to patients, including full-service laboratory and pathology services, in addition to professional services provided to others in the oncology industry. All revenues are recognized when the related service is provided to the patient or delivered to the customer, net of any discounts. For certain services, the Company collects sales taxes and value added taxes on behalf of the local government, which are excluded from revenues.
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
Under the typical payment terms of the Company's fixed-price contracts, the customer pays the Company an up-front advance payment and then performance-based payments based on quantifiable measures of performance or on the achievement of specified events or milestones. Customers do not typically receive discounts in their overall selling price based on the amount and timing of milestone payments. As the revenue is recognized over time relative to the costs incurred and the customer billing milestones are typically event driven, this may result in revenue recognized in excess of billings at some point during the contract period which the Company presents as unbilled receivables on the Consolidated Balance Sheets. Amounts billed and due from the Company's customers are classified as trade accounts receivable on the Consolidated Balance Sheets. In most contracts, the Company is entitled to receive an advance payment at the beginning of the contract. The Company recognizes a liability for these advance payments in excess of revenue recognized and presents it as deferred revenues on the Consolidated Balance Sheets. The advance payment typically is not considered a significant financing component because it is used to ensure the customer's commitment to the project and to provide assurance that the customer will perform its obligations under the contract.
The Company recognizes revenue for its proton therapy systems over time because the customer controls the work in process, the Company's performance does not create an asset with an alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date.
Due to the nature of the work required to be performed on many of the Company's performance obligations, the estimation of total revenues and the costs at completion is complex, subject to many variables and requires significant judgment. The Company's contracts generally do not include award fees, incentive fees or other provisions that may be considered variable consideration.
The Company has a quarterly review process in which management reviews the progress and execution of the Company's performance obligations. As part of this process, management reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and the related changes in estimates of revenues and costs. The risks and opportunities include management's judgment about the ability and costs to achieve the schedule (e.g., the number and type of milestone events), technical and other contract requirements. Management must make assumptions and estimates regarding the complexity of the work to be performed, the availability of materials and outside services, the length of time to complete the performance obligation and labor and overhead cost rates, among other significant judgments. Based on this analysis, any quarterly adjustments to revenues, cost of revenues, and the related impact to operating earnings are recognized as necessary in the period they become known on a cumulative catch-up basis. When estimates of total costs to be incurred on a performance obligation exceed total estimates of revenues to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
Proton Solutions revenues for software are recognized upon acceptance and revenues from installation services are recognized over time.
Interventional Solutions

Revenue is recognized primarily from the sale of ablation, embolic therapy, and cryoablation products when the performance obligations are satisfied by transferring control of the products to customers either upon shipment or when the customers (distributors or end customers) receive a shipment at the designated destinations.
Contract Balances
The timing of revenue recognition, billings and cash collections results in trade and unbilled receivables, and deferred revenues on the Consolidated Balance Sheets. In Oncology Systems, the Company often collects an advance payment and the balance is typically billed on a combination of delivery and/or acceptance. In Proton Solutions, the Company usually collects an advance payment and additional amounts are billed as work progresses in accordance with agreed-upon contractual terms upon achievement of contractual milestones. Service contracts are usually billed at the beginning of the contract period or at periodic intervals (e.g. monthly or quarterly) during the contract which could result in a contract asset and contract liability. At times, billing occurs subsequent to revenue recognition, resulting in an unbilled receivable which represents a contract asset. However, when the Company receives advances or deposits from customers, which can be higher in the initial stages of the contract, particularly for international contracts in the case of Oncology Systems, before revenue is recognized, this results in deferred revenues which represents a contract liability. These contract assets and liabilities are reported as unbilled receivables and deferred revenues, respectively, on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.
Share-Based Compensation Expense
Share-based compensation expense recognized in the Consolidated Statements of Earnings includes compensation expense for the share-based payment awards based on the grant date fair value estimated in accordance with the guidance on share-based compensation. Share-based compensation expense for the Company's service-based stock awards is recognized on a straight-line basis over the service period of the award. Share-based compensation expense for performance units and performance-based options is recognized on a straight-line basis over the period of time for the performance conditions to be satisfied and the expense will be adjusted based on achievement of the performance conditions. In accordance with the guidance on share-based compensation, the fair value of the cash-settled stock appreciation rights is recalculated at the end of each reporting period and the expense is adjusted based on the new fair value and the number of stock appreciation rights that vested. The Company considers only the direct tax impacts of share-based compensation awards when calculating the amount of tax windfalls or shortfalls.
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
Software Development Costs to be Sold
Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. No costs associated with the development of software have been capitalized as the Company believes its current software development process is completed concurrent with the establishment of technological feasibility.
Comprehensive Earnings
Comprehensive earnings include all changes in equity (net assets) during a period from non-owner sources. Comprehensive earnings include currency translation adjustments, change in unrealized gain or loss on derivative instruments designated as cash flow hedges, net of taxes (see Note 8, "Derivative Instruments and Hedging Activities,") change in unrealized gain or loss on available for sale securities, net of taxes and adjustments to and amortization of unrecognized actuarial gain or loss, unrecognized transition obligation and unrecognized prior service cost of the Company's defined benefit pension and post-retirement benefit plans (see Note 10, "Retirement Plans,") for more information.
Taxes on Earnings
Taxes on earnings are based on pretax financial accounting income. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Recently Adopted Accounting Pronouncements
In the first quarter of fiscal year 2019, the Company adopted the Financial Accounting Standards Board ("FASB") guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Company adopted this amendment prospectively, and it did not have an impact on the Company's consolidated financial statements.
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
In the first quarter of fiscal year 2019, the Company adopted the FASB guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash in cash and cash equivalents in the statement of cash flows. The Company adopted the amendment retrospectively, and prior period amounts on the Consolidated Statements of Cash Flows have been recast to conform with the current period presentation as shown in the reconciliations provided below. See Note 3, "Other Financial Information," for a reconciliation of the cash balances within the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets.

	September 28, 2018
(In millions)	As Previously Reported	Adjustments	As Adjusted
Cash used in investing activities	$(184.0)	$9.3	$(174.7)
Cash, cash equivalents, and restricted cash at beginning of period	$716.2	$2.3	$718.5
Cash, cash equivalents, and restricted cash at end of period	$504.8	$11.6	$516.4

	September 29, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Cash used in investing activities	$(130.1)	$(0.3)	$(130.4)
Cash, cash equivalents, and restricted cash at beginning of period	$843.5	$2.6	$846.1
Cash, cash equivalents, and restricted cash at end of period	$716.2	$2.3	$718.5

In the first quarter of fiscal year 2019, the Company adopted the FASB guidance for tax accounting for intra-entity asset transfers. The amendment removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements. See Note 11, "Taxes on Earnings," for more information about the impact of the adoption.
In the first quarter of fiscal year 2019, the Company adopted the FASB guidance related to the classification of certain cash receipts and cash payments. The amendment was issued to reduce the diversity in practice in how certain transactions are classified in the statement of cash flows. The Company adopted the amendment retrospectively, and it did not have an impact on the Company’s consolidated financial statements.
In the first quarter of fiscal year 2019, the Company adopted the FASB guidance related to recognition and measurement of financial assets and financial liabilities. The amendment addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Most prominent among the changes is the requirement for changes in the fair value of the Company's equity investments to be recognized through net earnings rather than other comprehensive income. Under the amendment, equity investments that do not have a readily determinable fair value are eligible for the measurement alternative, which will require the Company to measure these investments at cost, with adjustments for changes in price or impairments reflected through net earnings. The Company adopted the amendment prospectively for its privately-held investments for which the measurement alternative was elected, and adopted the amendment on a modified retrospective basis for all other financial instruments. The adoption did not have an impact on the Company's consolidated financial statements.
Recent Accounting Standards or Updates Not Yet Effective
In November 2018, the FASB amended its guidance to clarify revenue accounting for collaborative arrangements. The standard is effective for the Company beginning in the first quarter of fiscal year 2020 and will be applied retrospectively to the date of the initial application of ASC 606. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

In October 2018, the FASB amended its guidance to add the Overnight Index Swap rate based on the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate for hedge accounting purposes. The amendment recognizes SOFR as a likely LIBOR replacement and supports the marketplace transition by adding the new reference rate as a benchmark interest rate. The company has not executed interest rate hedges but is adopting the amendment prospectively as the Company may consider interest rate hedges in the future. The Company is monitoring the LIBOR to SOFR migration and will coordinate the transition of outstanding LIBOR based debt and any related interest rate derivatives with counterparties when the market is liquid to ensure an orderly and efficient transition.

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

In February 2018, the FASB amended its guidance that will allow companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act to retained earnings. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2020. The Company does not expect the impact of adopting this amendment to its consolidated financial statements to be significant.
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
In February 2016, the FASB issued a new standard on accounting for leases. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use ("ROU") assets and corresponding lease liabilities on the balance sheet. The Company will adopt the standard effective September 28, 2019 and will use the optional transition method. Under this method, the Company will apply the new standard on the effective date, rather than the earliest comparative period presented on the financial statements. Upon adoption, the Company will elect: (1) the "package of practical expedients," which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs; (2) not to separate non-lease components from lease components; and (3) not to recognize ROU assets and lease liabilities for short-term leases. In preparation for adoption of the standard, the Company has implemented internal controls and key system functionalities to enable the preparation of financial information. The Company expects to recognize ROU assets and liabilities of approximately $119 million to $140 million, on the Company's Consolidated Balance Sheets. The adoption of this standard is not expected to have a material impact on the Company's Statement of Earnings. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2020.

2. BUSINESS COMBINATIONS

Fiscal Year 2019

Assets acquired from Boston Scientific
In August 2019, the Company acquired Boston Scientific's embolics microspheres business, for treating arteriovenous malformations and hypervascular tumors. The Company acquired the business for a purchase price of $90.0 million in cash consideration. The acquisition was financed using proceeds from our borrowings. The assets from this purchase are included in the Company's Interventional Solutions business, which is included in the Other category. The purchase accounting from this transaction is not yet finalized; however, all of the goodwill is expected to be deductible for income tax purposes. The Company assumed a $16.0 million contingent liability, owed to a third party, that would be offset by a corresponding $16.0 million indemnification asset.

Cancer Treatment Services International ("CTSI")
In June 2019, the Company acquired CTSI, a privately-held company that provides cancer care professional services to health care providers worldwide and, through its oncology care brand, American Oncology Institute, focuses on the operation of comprehensive cancer treatment facilities in India and Sri Lanka. CTSI operates AmPath, a full-service reference laboratory and pathology provider, and CTSI Oncology Solutions, an oncology services company that provides solutions, such as remote treatment planning services and multi-disciplinary oncology consulting.

The Company acquired CTSI for a purchase price of $277.0 million, consisting of $262.8 million of cash consideration, $8.2 million of contingent consideration, and $6.0 million of other consideration. The undiscounted range of the contingent consideration payments is zero to $58 million and is based on actual revenues over the 18 months following the acquisition date. The Company also assumed an additional $3.3 million of contingent liability, which is included in the assumed liabilities. The acquisition was financed with a combination of cash on hand and proceeds from borrowings. The Company has included this acquisition in its Oncology Systems business. The purchase accounting from this transaction is not yet finalized; however, the goodwill is not expected to be deductible for income tax purposes.

Endocare and Alicon
In June 2019, the Company acquired Austin, Texas-based Endocare and Hangzhou, China-based, Alicon, to expand its portfolio of multidisciplinary integrated cancer solutions. Endocare is a provider of hardware and software solutions for cryoablation, and has a microwave ablation product line; and Alicon develops embolic therapy for treating liver cancer in China.
The Company acquired Endocare and Alicon for a combined purchase price of $210.0 million consisting of $197.4 million of cash consideration and $12.6 million of contingent consideration. The undiscounted range of the contingent consideration payments is zero to $40 million and is based on actual revenues through March 2020. The acquisitions were financed with a combination of cash on hand and proceeds from borrowings. These acquisitions are included in the Company's Interventional Solutions business, which is included in the Other category. The purchase accounting from this transaction is not yet finalized; however, the goodwill is not expected to be deductible for income tax purposes. In the fourth quarter of fiscal year 2019, due to better than expected projected financial performance for Endocare and Alicon as well as a change in the expected mix of products, the Company recorded an increase of $18.6 million in the fair value of the contingent consideration.
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the date of acquisition. The following table summarizes the estimated fair value of assets acquired and liabilities assumed as a result of the CTSI, Endocare and Alicon acquisitions and the embolics microspheres business acquired from Boston Scientific:

(In millions)	CTSI	Endocare and Alicon	Embolics Microspheres Business
Assets acquired (1)	$52.1	$33.8	$22.4
Liabilities assumed (2)	(68.0)	(18.7)	(16.0)
Goodwill	186.1	118.5	45.8
Intangible assets	111.8	76.4	37.8
Fair value of net assets	282.0	210.0	90.0
Less: Non-controlling interest (3)	5.0	—	—
Total purchase consideration	$277.0	$210.0	$90.0

(1)	Includes $4.9 million and $11.5 million of cash and cash equivalents for CTSI and Endocare / Alicon, respectively.

(2)	Includes $32.9 million and $15.7 million of deferred tax liabilities for CTSI and Endocare / Alicon, respectively.

(3)
The Company's non-controlling interest is a joint venture that was determined to be a variable interest entity. The Company has concluded that it is the primary beneficiary of the joint venture because it has the ability to control the significant activities of the joint venture, has the right to significant residual returns and is exposed to significant expected losses. The Company has consolidated the joint venture into its results of operations.

Identifiable Intangible Assets
The following table provides the valuation of the intangible assets acquired from CTSI, Endocare, Alicon, and the embolics microspheres business acquired from Boston Scientific, along with their weighted average estimated useful lives:

(Dollars in millions)	CTSI		Endocare and Alicon		Embolics Microspheres Business
Type	Fair Value	Weighted Average Estimated Useful Life (In Years)	Fair Value	Weighted Average Estimated Useful Life (In Years)	Fair Value	Weighted Average Estimated Useful Life (In Years)
Technologies	$16.0	7.0	$58.8	8.1	$10.6	12.5
Customer contracts, supplier relationships, and partner relationships (1)	50.9	20.9	4.9	8.0	20.9	15.5
Trade names	44.9	17.7	0.4	1.0	6.3	17.0
Total intangible assets with finite lives	111.8		64.1		37.8
In-process R&D with indefinite lives	—		12.3		—
Total intangible assets	$111.8		$76.4		$37.8

(1)	CTSI has certain partner relationships with hospitals with useful lives that range from approximately 22 to 23 years.

Other Acquisitions
In the third quarter of fiscal year 2019, the Company purchased a privately-held company for a cash purchase price of $15.2 million, including a holdback of $3.6 million and contingent consideration. As of the closing date, the value of the contingent consideration is zero because none of the milestones were probable to be achieved however, the Company could potentially pay up to approximately $9 million by 2023 if certain milestones were met plus additional payments for achieving revenue targets through 2035. The acquisition was classified as an asset acquisition, and the purchase consideration was allocated primarily to the intellectual property that covers the use of radiation in the heart and other forms of radiosurgery for cardiovascular disease. This resulted in $20.8 million of in-process R&D expense because of no future alternative use, and was recorded in acquisition-related expenses and in-process R&D in the Consolidated Statements of Earnings. The assets related to this acquisition are included in the Other category.
In the first quarter of fiscal year 2019, the Company acquired a privately-held software company for a purchase price of $28.5 million. The acquisition primarily consisted of $21.9 million in goodwill and $6.5 million in finite-lived intangible assets. The Company has integrated this acquisition into its Oncology Systems reporting unit. The goodwill for this acquisition is not deductible for income tax.
Measurement Period Adjustments
In the first quarter of fiscal year 2019, the Company recorded a measurement period adjustment of $9.6 million to the fair value of the purchase consideration of a business combination that occurred in the fourth quarter of fiscal year 2018. The adjustment primarily included a $11.6 million decrease in the fair value of the contingent consideration liability, primarily offset by a decrease to the finite-lived intangible assets of $5.4 million, and a decrease of $4.8 million to goodwill.
In the third quarter of fiscal year 2019, the Company recorded a measurement period adjustment of $2.6 million to the fair value of the purchase consideration of a business combination that occurred in the third quarter of fiscal year 2018. The adjustment consisted of an additional cash payment to the sellers and a corresponding increase to goodwill.

Fiscal Year 2018
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

During fiscal year 2018, the Company acquired four companies, including two privately-held software companies, a distributor of radiotherapy equipment, and a manufacturer of a surface-guided radiation therapy positioning and motion management system, for an aggregate purchase price $136.7 million which consisted of $109.0 million in cash consideration. The purchase price consisted of $72.1 million in goodwill and $49.9 million in finite-lived intangible assets. The Company has integrated these four acquisitions into its Oncology Systems business. Approximately $14 million of the goodwill acquired in fiscal year 2018 is deductible for income tax purposes.

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

The fair value of assets acquired and liabilities assumed has been determined on a preliminary basis for acquisitions completed in fiscal year 2019, and the Company will finalize these amounts as it obtains the information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of a business combination may result in certain adjustments. The Company expects to finalize these amounts no later than one year from the date of each business combination.

Management applied significant judgment in determining the fair value of intangible assets, which involved the use of significant estimates and assumptions with respect to the projected revenues, projected margins, the economic lives, product and technology migration rates, customer attrition and the discount rates. The fair value of the contingent consideration has been estimated based on the likelihood of the performance metrics being achieved.
The consolidated financial statements include the operating results from the date the business was acquired. The impact of the completed acquisitions to the periods presented was not material. Pro forma results of operations for the completed acquisitions have not been presented because the effects were not material to the Company's consolidated financial statements.
During fiscal years 2019, 2018 and 2017, the Company incurred transaction costs related to its acquisitions of $23.4 million, $6.7 million and $1.7 million, respectively.

3. OTHER FINANCIAL INFORMATION
Contracts with Customers
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

	September 27,	September 28,
(In millions)	2019	2018
Unbilled receivables - current	$346.7	$362.8
Unbilled receivables - long-term (1)	35.1	36.3
Deferred revenues - current	(766.0)	(729.7)
Deferred revenues - long-term (2)	(73.1)	(38.6)
Total net unbilled receivables (deferred revenues)	$(457.3)	$(369.2)

(1)	Included in other assets on the Company's Consolidated Balance Sheets.

(2)	Included in other long-term liabilities on the Company's Consolidated Balance Sheets.
During fiscal year 2019, unbilled receivables decreased by $17.3 million, primarily due to the timing of triggering billing milestones in proton solutions and timing of payments, and deferred revenues increased by $70.8 million, primarily due to the contractual timing of billings occurring before the revenues were recognized.

During fiscal year 2019, the Company recognized revenues of $616.9 million, which was included in the deferred revenues balance as of September 28, 2018. During fiscal year 2018, the Company recognized revenues of $407.0 million, which was included in the deferred revenues balance as of September 29, 2017.
Unfulfilled Performance Obligations
The following table represents the Company's unfulfilled performance obligations as of September 27, 2019, and the estimated revenue expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal years of revenue recognition
(In millions)	2020	2021	2022	Thereafter
Unfulfilled performance obligations	$2,469.6	$1,581.1	$641.8	$1,991.4

The table above includes both product and service unfulfilled performance obligations, which includes a component of service performance obligations that have not been invoiced. The fiscal years presented reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements, and availability of products or customer acceptance terms.
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash, cash equivalents, and restricted cash:

	September 27,	September 28,
(In millions)	2019	2018
Cash and cash equivalents	$531.4	$504.8
Restricted cash - current (1)	4.2	3.1
Restricted cash - long-term (2)	8.5	8.5
Total cash, cash equivalents, and restricted cash	$544.1	$516.4

(1)	Included in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.

(2)	Included in other assets on the Company's Consolidated Balance Sheets.
Inventories
The following table summarizes the Company's inventories:

	September 27,	September 28,
(In millions)	2019	2018
Raw materials and parts	$376.5	$304.1
Work-in-process	71.8	50.6
Finished goods	103.2	83.4
Total inventories	$551.5	$438.1

Prepaid Expenses and Other Current Assets
The following table summarizes the Company's prepaid expenses and other current assets:

	September 27,	September 28,
(In millions)	2019	2018
Prepaid income taxes	$51.1	$48.1
Prepaid sales taxes	21.0	17.5
Prepaid compensation	13.7	14.2
Advance payments to suppliers	15.3	16.6
Available-for-sale securities (1)	—	39.4
RPTC senior secured debt (1)	—	24.9
Other current receivables	47.2	24.1
Other prepaid expenses	57.9	48.5
Total prepaid expenses and other current assets	$206.2	$233.3

(1)
The Company's available-for-sale securities and the Rinecker Proton Therapy Center ("RPTC") senior secured debt were reclassified to other assets in fiscal year 2019. See Note 15, "Proton Solutions Loans and Investment," for more information.

Property, Plant and Equipment, net
The following table summarizes the Company's property, plant and equipment, net:

	September 27,	September 28,
(In millions)	2019	2018
Land and land improvements	$44.2	$44.2
Buildings and leasehold improvements	242.5	227.0
Machinery and equipment	456.2	404.0
Construction in progress	42.9	28.6
	785.8	703.8
Accumulated depreciation and amortization	(474.3)	(429.2)
Total property, plant and equipment, net	$311.5	$274.6

Other Assets
The following table summarizes the Company's other assets:

	September 27,	September 28,
(In millions)	2019	2018
Long-term receivables	$74.3	$71.7
Deferred Compensation Plan ("DCP") assets	79.0	75.2
Equity investments	64.2	39.4
Long-term available-for-sale securities	58.2	23.1
California Proton Therapy Center ("CPTC") Term loan	44.0	44.0
RPTC senior secured debt	23.5	—
Other	54.0	39.4
Total other assets	$397.2	$292.8

Accrued Liabilities
The following table summarizes the Company's accrued liabilities:

	September 27,	September 28,
(In millions)	2019	2018
Accrued compensation and benefits	$161.9	$151.1
DCP liabilities	75.0	74.4
Product warranty	40.0	40.9
Income taxes payable	39.8	49.0
Contingent consideration	33.0	1.2
Other	109.8	103.1
Total accrued liabilities	$459.5	$419.7

Other Long-Term Liabilities
The following table summarizes the Company's other long-term liabilities:

	September 27,	September 28,
(In millions)	2019	2018
Income taxes payable	$180.3	$189.1
Deferred revenues	73.1	38.6
Deferred income taxes	75.3	31.4
Contingent consideration	42.3	23.2
Defined benefit pension plans	31.1	8.6
Other	38.0	33.4
Total other long-term liabilities	$440.1	$324.3

Other Income, Net
The following table summarizes the Company's other income, net:

	Fiscal Years
(In millions)	2019	2018	2017
Gain on equity investments	$23.8	$—	$—
Net foreign currency exchange gain	4.2	2.6	3.0
Other	0.3	1.6	(0.6)
Total other income, net	$28.3	$4.2	$2.4
4. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurement at September 27, 2019
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets:
Cash equivalents:
Money market funds	$0.2	$—	$—	$0.2
Available-for- sale securities: (1)
MPTC Series B-1 Bonds	—	27.1	—	27.1
MPTC Series B-2 Bonds	—	25.1	—	25.1
APTC securities	—	6.6	—	6.6
Derivative assets	—	2.8	—	2.8
Total assets measured at fair value	$0.2	$61.6	$—	$61.8

Liabilities:
Contingent consideration	$—	$—	$(75.3)	$(75.3)
Total liabilities measured at fair value	$—	$—	$(75.3)	$(75.3)

(1) Included in other assets on the Company's Consolidated Balance Sheets, except for amounts related to short-term interest receivable.

	Fair Value Measurements at September 28, 2018
Type of Instruments	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
(In millions)
Assets:
Cash equivalents:
Money market funds	$44.1	$—	$—	$44.1
Available-for- sale securities:
MPTC Series B-1 Bonds (2)	—	25.1	—	25.1
MPTC Series B-2 Bonds (1)	—	23.1	—	23.1
APTC securities (2)	—	6.4	—	6.4
GPTC securities (2)	—	7.9	—	7.9
Total assets measured at fair value	$44.1	$62.5	$—	$106.6

Liabilities:
Contingent consideration	$—	$—	$(24.4)	$(24.4)
Total liabilities measured at fair value	$—	$—	$(24.4)	$(24.4)

(1)	Included in other assets on the Company's Consolidated Balance Sheets.

(2)	Included in prepaid and other current assets on the Company's Consolidated Balance Sheets because the Company had the ability and intent to sell this security in the next twelve months.
The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's Level 2 available-for-sale securities consist of bonds for the Maryland Proton Therapy Center ("MPTC"), Alabama Proton Therapy Center (“APTC”), and Georgia Proton Treatment Center ("GPTC"). The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets, and other observable inputs such as yields, credit risks, default rates, and volatility. As of September 27, 2019, and September 28, 2018, the carrying amount of the Company's Level 1 money market funds and Level 2 available-for-sale securities approximated their respective fair values. See Note 15, "Proton Solutions Loans and Investment," for more information about the available-for-sale securities.

The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to fifteen months in duration.
The Company generally measures the fair value of its Level 3 contingent consideration liabilities based on Black-Scholes or Monte Carlo pricing models with key assumptions that include estimated revenues of the acquired business, the probability of completing certain milestone targets during the earn-out period, volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. Changes in volatility may result in an increase or decrease in the fair value of contingent consideration. The Company's contingent consideration is from its business combinations and is included in accrued liabilities and other long-term liabilities on the Consolidated Balance Sheets.
The following table presents the reconciliation for all assets and liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Available-for-Sale Securities	Contingent Consideration
Balance at September 29, 2017	$47.4	$—
Additions	—	(24.9)
Reclassification of Original CPTC Loans to Term Loan	(47.4)	—
Settlements	—	0.5
Balance at September 28, 2018	—	(24.4)
Additions	—	(45.4)
Measurement period adjustments to a business combination in prior year	—	11.6
Settlements	—	1.0
Adjustments due to the effect of foreign exchange	—	0.5
Change in fair value recognized in earnings	—	(18.6)
Balance at September 27, 2019	$—	$(75.3)

There were no transfers of assets or liabilities between fair value measurement levels during fiscal years 2019, 2018 and 2017. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, trade and unbilled receivables, net of allowance for doubtful accounts, the revolving loan to CPTC, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of September 27, 2019, the fair value of the Term Loan (as defined below) with CPTC approximated its carrying value of $44.0 million. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry, as a result, the Term Loan is categorized as Level 3 in the fair value hierarchy. See Note 15, "Proton Solutions Loans and Investment," for further information.
The Company's equity investments in privately-held companies were $64.2 million and $37.2 million at September 27, 2019 and September 28, 2018, respectively.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $33.6 million and $29.7 million at September 27, 2019 and September 28, 2018, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 15, "Proton Solutions Loans and Investment," for more information on the long-term notes receivable.

5. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables and notes receivable as of September 27, 2019 and September 28, 2018:

	September 27,	September 28,
(In millions)	2019	2018
Trade and unbilled receivables, gross	$1,193.5	$1,093.0
Allowance for doubtful accounts	(46.5)	(41.1)
Trade and unbilled receivables, net	$1,147.0	$1,051.9
Short-term	$1,106.3	$1,009.9
Long-term (1)	$40.7	$42.0

Notes receivable	$33.6	$29.8
Short-term (2)	$—	$0.1
Long-term (1) (3)	$33.6	$29.7

(1) Included in other assets on the Company's Consolidated Balance Sheets.
(2) Included in prepaid expenses and other current assets on the Company's Consolidated Balance Sheets.
(3) Balances include accrued interest and are recorded in other assets on the Company's Consolidated Balance Sheets.
A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Consolidated Balance Sheets. The Company’s financing receivables consist of trade receivables with contractual maturities of more than one year and notes receivable. A small portion of the Company's financing trade receivables are included in short-term trade receivables. As of September 27, 2019, and September 28, 2018, the allowance for doubtful accounts is entirely related to short-term receivables. See Note 15, "Proton Solutions Loans and Investment," for more information on the Company's notes receivable balances.

6. GOODWILL AND INTANGIBLE ASSETS

The following table reflects the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Proton Solutions	Other	Total
Balance at September 29, 2017	$170.2	$52.4	$—	$222.6
Business combinations	72.1	—	—	72.1
Foreign currency translation adjustments	(0.2)	(0.9)	—	(1.1)
Balance at September 28, 2018	242.1	51.5	—	293.6
Business combinations	208.0	—	164.3	372.3
Impairment charges	—	(50.5)	—	(50.5)
Measurement period adjustment to a business combination in prior year	(2.2)	—	—	(2.2)
Foreign currency translation adjustments	—	(1.0)	—	(1.0)
Balance at September 27, 2019	$447.9	$—	$164.3	$612.2

See Note 2, "Business Combinations," for more information on the business combinations and measurement period adjustments to business combinations in prior years.

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

To determine the fair value of the Proton Solutions reporting unit, the Company used the income and market approaches. Under the income approach, the fair value of the Proton Solutions reporting unit was based on the present value of the estimated future cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions and system order backlog. The discount rate used was based on the weighted-average cost of capital appropriate for the Proton Solutions reporting unit. The market approaches considered revenue multiples based on comparable transactions and public companies.
The Company also assessed whether the carrying amounts of the Proton Solutions reporting unit’s long-lived assets may not be recoverable and therefore impaired. To assess the recoverability of the reporting unit’s long-lived assets, the undiscounted cash flows of the reporting unit were analyzed and compared to the carrying value. The sum of undiscounted cash flows exceeded the carrying value of the asset group, and therefore, no impairment was indicated.
The following table reflects the gross carrying amount and accumulated amortization of the Company’s intangible assets, net:

	September 27, 2019			September 28, 2018
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$226.4	$(85.9)	$140.5	$136.2	$(72.6)	$63.6
Customer contracts, supplier relationships and partner relationships	121.1	(25.7)	95.4	44.9	(19.1)	25.8
Trade names	55.1	(3.0)	52.1	3.4	(1.3)	2.1
Other	6.1	(6.1)	—	6.6	(5.8)	0.8
Total intangible with finite lives	408.7	(120.7)	288.0	191.1	(98.8)	92.3
In-process R&D with indefinite lives	12.7	—	12.7	8.8	—	8.8
Total intangible assets	$421.4	$(120.7)	$300.7	$199.9	$(98.8)	$101.1

Amortization expense for intangible assets was $27.3 million, $20.6 million and $16.6 million for fiscal years 2019, 2018 and 2017, respectively.
As of September 27, 2019, the Company estimates that its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years	Total
2020	$37.0
2021	35.6
2022	33.5
2023	32.7
2024	25.7
Thereafter	123.5
Total remaining amortization	$288.0

7. BORROWINGS

The following table summarizes the Company's short-term borrowings:

	September 27, 2019
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Revolving Credit Facility	$410.0	3.05%
Total short-term borrowings	$410.0

As of September 28, 2018, the Company did not have any short-term borrowings.

On April 3, 2018, the Company entered into a credit agreement (the "Credit Agreement") with certain lenders and Bank of America, N.A. as the administrative agent. The Credit Agreement provided for a five-year revolving credit facility (the "Revolving Credit Facility") in an aggregate principal amount of up to $1.8 billion. The Revolving Credit Facility also includes a $50.0 million sub-facility for the issuance of letters of credit and permits swing line loans of up to $25 million. Under the Revolving Credit Facility, the Company has the right to (i) request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or increased commitments and certain other conditions are met. The proceeds of the Revolving Credit Facility may be used for working capital, capital expenditures, Company share repurchases, permitted acquisitions and other corporate purposes.

On November 1, 2019, the Company entered into Amendment No. 2 to Credit Agreement (the “Amendment”) to its Credit Agreement dated as of April 3, 2018. See Note 18, "Subsequent Events" for more information on the Amendment to the Credit Agreement.

Borrowings under the Revolving Credit Facility accrue interest based on either (i) the Eurodollar Rate plus a margin of 1.000% to 1.375% based on a net leverage ratio involving funded indebtedness and EBITDA, or (ii) a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.000% to 0.375% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the Eurodollar Rate have a contract repayment date of twelve months, or less. Borrowings under the base rate can be made on an overnight basis and have a final maturity of five years.
The Company must pay a commitment fee on the unused portion of the Revolving Credit Facility at a rate from 0.125% to 0.25% based on a net leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the Revolving Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans. The Company paid commitment fees of $2.3 million, $0.9 million and $0.7 million in fiscal years 2019, 2018 and 2017, respectively, related to its borrowings.
The Credit Agreement provides that certain material domestic subsidiaries must guarantee the Revolving Credit Facility, subject to certain limitations on the amount secured. As of September 27, 2019, no subsidiary guarantees were required to be executed under the Credit Agreement.
The Credit Agreement contains provisions that limit the Company's ability to, among other things, incur future indebtedness, contingent obligations or liens, guarantee indebtedness, make certain investments and capital expenditures, sell stock or assets and pay dividends, and consummate certain mergers or acquisitions.
The Credit Agreement contains affirmative and negative covenants applicable to the Company and its subsidiaries that are typical for credit facilities of this type, and that are subject to materiality and other qualifications, carve-outs, baskets and exceptions. The Company agreed to maintain a financial covenant which requires a maximum consolidated net leverage ratio. The Company was in compliance with all financial covenants under the Credit Agreement for fiscal year 2019.
Other Borrowings
VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2019, the Sumitomo Credit Facility was extended and will expire in February 2020. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5%. As of September 27, 2019, the Company did not have an outstanding principal balance on its Sumitomo Credit Facility.

Total Company interest paid on borrowings was $3.2 million, $4.6 million and $9.0 million in fiscal years 2019, 2018 and 2017, respectively.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.

		September 27, 2019
(In millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$2.8
Total derivatives		$2.8

As of September 28, 2018, the Company did not have any outstanding derivatives designated as hedging instruments. As of September 27, 2019, and September 28, 2018, the fair value of the Company's derivatives not designated as hedging instruments were not material. Also, see Note 1, "Summary of Significant Accounting Policies," for the credit risk associated with the Company’s derivative instruments.
Offsetting of Derivatives
The Company presents its derivative assets and derivative liabilities on a gross basis on the Consolidated Balance Sheets. However, under agreements containing provisions on netting with certain counterparties of foreign exchange contracts, subject to applicable requirements, the Company is allowed to net-settle transactions on the same date in the same currency, with a single net amount payable by one party to the other. As of September 27, 2019, and September 28, 2018, there were no potential effects of rights of setoff associated with derivative instruments. The Company is neither required to pledge nor entitled to receive cash collateral related to these derivative transactions.
Cash Flow Hedging Activities
The Company has many transactions denominated in foreign currencies and addresses certain of those financial exposures through a risk management program that includes the use of derivative financial instruments. The Company sells products throughout the world, often in the currency of the customer’s country, and may hedge certain of the larger foreign currency transactions when they are either not denominated in the relevant subsidiary’s functional currency or the U.S. Dollar. These foreign currency sales transactions are hedged using foreign currency forward contracts. The Company may use other derivative instruments in the future. The Company does not enter into foreign currency forward contracts for speculative or trading purposes. Foreign currency forward contracts are entered into several times a quarter and range from one to fifteen months in maturity.
The hedges of foreign currency denominated forecasted revenues are designated and accounted for as cash flow hedges. The designated cash flow hedges de-designate when the anticipated revenues associated with the transactions are recognized and the effective portion in accumulated other comprehensive loss on the Consolidated Balance Sheets is reclassified to revenues in the Consolidated Statements of Earnings. Subsequent changes in fair value of the derivative instrument are recorded in other income, net, in the Consolidated Statements of Earnings to offset changes in fair value of the resulting non-functional currency receivables. For derivative instruments that are designated and qualified as cash flow hedges, the Company formally documents for each derivative instrument at the hedge’s inception, the relationship between the hedging instrument (foreign currency forward contract) and hedged item (forecasted foreign currency revenues), the nature of the risk being hedged and its risk management objective and strategy for undertaking the hedge. The Company records the gain or loss on the derivative instruments that are designated and qualified as cash flow hedges in accumulated other comprehensive loss on the Consolidated Balance Sheets and reclassifies these amounts into revenues in the Consolidated Statements of Earnings in the period in which the hedged transaction is recognized in earnings. The Company assesses hedge effectiveness both at the onset of the hedge and on an ongoing basis using regression analysis. The time value of the derivative and hedged item is included in the assessment of hedge effectiveness.
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

September 27, 2019
(In millions)	Notional Value Sold
Euro	$76.5
Japanese Yen	56.7
$133.2

At the inception of the hedge relationship and quarterly thereafter, the Company assesses whether the likelihood of meeting the forecasted cash flow is highly probable. As of September 28, 2018, the Company did not have any foreign currency forward contracts designated as cash flow hedges.
The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets that are related to the foreign currency forward contracts designated as cash flow hedges:

	Gain (Loss) Recognized in Other Comprehensive Earnings (Loss)
	Fiscal Years
(In millions)	2019	2018	2017
Foreign currency forward contracts	$3.0	$(0.9)	$—

As of September 27, 2019, the net unrealized gain on derivatives, before tax, of $2.8 million was included in accumulated other comprehensive loss on the Consolidated Balance Sheets and is expected to be reclassified to earnings over the next 12 months.
The effect of cash flow hedge accounting on the Consolidated Statements of Earnings was as follows:

	Location and Amount of Loss Recognized in Earnings (Loss) on Cash Flow Hedging Relationships
	Twelve Months Ended
	September 27,	September 28,	September 29,
	2019	2018	2017
(In millions)	Revenues	Revenues	Revenues
Total amounts of income and expense line items presented in the Consolidated Statement of Earnings in which the effects of fair value and cash flow hedges are recorded	$3,225.1	$2,919.1	$2,619.3

Gain (loss) on cash flow hedge relationships:
Foreign exchange contracts:
Amount gain (loss) reclassified from other comprehensive earnings (loss) into earnings	$0.2	$(0.9)	$—

In fiscal year 2018, the Company adopted ASU 2017-12 and excluded the ineffective portion of the cash flow hedge from the assessment of effectiveness.

Balance Sheet Hedging Activities
The Company also hedges balance sheet exposures from its various subsidiaries and business units where the U.S. Dollar is the functional currency. The Company enters into foreign currency forward contracts to minimize the short-term impact of foreign currency fluctuations on monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency. The foreign currency forward contracts are short term in nature, typically with a maturity of approximately one month, and are based on the net forecasted balance sheet exposure. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in other income, net in the Consolidated Statements of Earnings.

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
The notional amount of the Company's outstanding foreign currency forward contracts:

(In millions)	September 27, 2019	September 28, 2018
Notional value sold	$385.0	$398.3
Notional value purchased	$52.3	$70.3
The following table presents the gains (losses) recognized in the Company's Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Net Earnings on Derivative	Amount of Gain (Loss) Recognized in Net Earnings on Derivative
	Fiscal Years
(In millions)	2019	2018	2017
Other income, net	$18.1	$19.5	$(10.9)

The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
Contingent Features
Certain of the Company’s derivative instruments are subject to master agreements which contain provisions that require the Company, in the event of a default, to settle the outstanding contracts in net liability positions by making settlement payments in cash or by setting off amounts owed to the counterparty against any credit support or collateral held by the counterparty. As of September 27, 2019, and September 28, 2018, the Company did not have any outstanding derivative instruments with credit-risk-related contingent features that were in a net liability position.
9. COMMITMENTS AND CONTINGENCIES
Indemnification Agreements
In conjunction with the sale of the Company’s products in the ordinary course of business, the Company provides standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to its products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments the Company could be required to make under these arrangements is unlimited. As of September 27, 2019, the Company had not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, the Company believes the estimated fair value of these arrangements is minimal.
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

Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Fiscal Years
(In millions)	2019	2018
Accrued product warranty, at beginning of period	$44.8	$41.3
Charged to cost of revenues	54.2	55.5
Actual product warranty expenditures	(55.8)	(52.0)
Accrued product warranty, at end of period	$43.2	$44.8

The long-term portion of accrued product warranty costs were $3.2 million and $3.9 million at September 27, 2019, and September 28, 2018, respectively and was included in other long-term liabilities on the Consolidated Balance Sheets.
Lease Commitments
At September 27, 2019, the Company was committed to minimum rentals under non-cancellable operating leases (including rent escalation clauses) for fiscal years 2020 through 2024 and thereafter, as follows: $32.5 million, $26.3 million, $20.2 million, $14.5 million, $10.9 million and $49.9 million, respectively. Rental expenses were $28.4 million, $28.7 million and $26.4 million for fiscal years 2019, 2018 and 2017, respectively.
Lessor Arrangements
The Company leases some of its equipment to certain customers on operating leases generally over a period of 15 years. As of September 27, 2019, the Company had $22.5 million and $5.5 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. As of September 28, 2018, the Company had $19.2 million and $1.3 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. The Company recorded income on these equipment leases of $8.8 million and $3.8 million during fiscal years ended September 27, 2019 and September 28, 2018, respectively.
Purchase Obligations
At September 27, 2019, the Company was committed to purchase obligations to purchase goods or services that are enforceable, are legally binding and non-cancellable. The Company's purchase obligations for fiscal years 2020 through 2024, are as follows: $48.9 million, $30.8 million, $19.3 million, $11.3 million, and $10.1 million respectively.
Other Commitments
See Note 15, "Proton Solutions Loans and Investment," for additional information about the Company's commitments for funding development and construction of various proton therapy centers.
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

The Company also reimburses certain third parties for cleanup activities. The amount the Company spent (net of amounts borne by third parties) on environmental cleanup costs, third-party claim costs, project management costs and legal costs during fiscal years 2019, 2018 and 2017, was not material.

With respect to some of these facilities, inherent uncertainties make it difficult to estimate the likelihood of the cost of future cleanup, third-party claims, project management and legal services for the cleanup sites (“Group A Sites”). Nonetheless, as of September 27, 2019, the Company estimated that, net of third parties' indemnification obligations, future costs associated with environmental remediation liabilities for the Group A Sites would range in total from $0.7 million to $4.2 million. The time frames over which these cleanup project costs are estimated vary, ranging from one year up to thirty years as of September 27, 2019. Management believes that no amount in that range is more probable of being incurred than any other amount and therefore had accrued $0.7 million for these cleanup projects as of September 27, 2019. The accrued amount has not been discounted to present value due to the uncertainties that make it difficult to develop a single best estimate.
In addition to the Group A Sites, there are other past and present facilities (“Group B Sites”) where the Company believes it has gained sufficient knowledge to better estimate the scope and cost of monitoring, cleanup and management activities. This, in part, is based on agreements with other parties and also cleanup plans approved by or completed in accordance with the requirements of the governmental agencies having jurisdiction. As of September 27, 2019, the Company estimated that the Company’s future exposure on the Group B Sites, net of third parties' indemnification obligations, for the costs at these facilities, and reimbursements of third-party’s claims for these facilities, ranged in total from $3.6 million to $18.7 million. The time frames over which these costs are estimated to be incurred vary, ranging from zero to thirty years as of September 27, 2019. As to each of these facilities, management determined that a particular amount within the range of estimated costs was a better estimate than any other amount within the range, and that the amount and timing of these future costs were reliably determinable. The best estimate within that range was $4.5 million at September 27, 2019. Accordingly, the Company had accrued $4.1 million for these costs as of September 27, 2019, which represented the best estimate discounted at 4%, net of inflation. This accrual is in addition to the $0.7 million described for the Group A Sites.

The table that follows presents information about the Company’s liabilities for future environmental costs at September 27, 2019, based on estimates as of that date.

(In millions)	Recurring Costs	Non-Recurring Costs	Total Anticipated Future Costs
Fiscal Years:
2020	$0.4	$0.9	$1.3
2021	0.4	0.3	0.7
2022	0.3	0.2	0.5
2023	0.3	0.1	0.4
2024	0.3	0.4	0.7
Thereafter	0.7	0.9	1.6
Total costs	$2.4	$2.8	$5.2
Less imputed interest			0.4
Reserve amount			$4.8

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
These amounts are only estimates of anticipated future costs. The amounts the Company will actually spend may be greater than these estimates. The Company believes its reserve is adequate, however as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.
The Company evaluates its liability for investigation and cleanup costs in light of the obligations and apparent financial strength of potential third parties and insurance companies to which the Company believes it has rights to indemnity or reimbursement. The Company has an agreement with an insurance company under which that insurer has agreed to pay a portion of the Company’s past and future environmental related expenditures. Receivables, net of the portion due to third parties who reimburse the Company, from that insurer amounted to $1.1 million and $1.4 million at September 27, 2019 and September 28, 2018, respectively, with the respective current portion included in prepaid expenses and other current assets and the respective noncurrent portion included in other assets on the Consolidated Balance Sheets. The payable portion to that insurer is included in other long-term liabilities on the Consolidated Balance Sheets. The Company believes that this receivable is recoverable, because it is based on a binding, written settlement agreement with an insurance company that appears to be financially viable and who has paid the Company’s claims in the past.

The availability of the indemnities of third parties' will depend upon the future of their financial strength. Given the long-term nature of some of the liabilities, the third parties may be unable to fund the indemnities in the future. It is also possible that a court would disregard this contractual allocation among the parties and require the Company to assume responsibility for obligations allocated to another party, particularly if the other party were to refuse or was unable to pay any of its allocated share. In addition, the Amended and Restated Distribution Agreement dated as of January 14, 1999 and other associated agreements that govern the Spin-offs generally provide that if a court prohibits a company from satisfying its shared indemnification obligations, the indemnification obligations will be shared equally by the two other companies.
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

10. RETIREMENT PLANS
The Company sponsors the Varian Medical Systems, Inc. Retirement Plan (the “Retirement Plan”) — a defined contribution plan that is available to substantially all of its employees in the United States. Under Section 401(k) of the Internal Revenue Code, the Retirement Plan allows for tax-deferred salary contributions by eligible employees. Participants can contribute from 1% to 25% of their eligible compensation to the Retirement Plan on a pre-tax or Roth basis (plus up to an additional 15% on an after-tax basis if they have more than one year of service with the Company) and all or a portion of their bonuses under the Employee Incentive Plan. However, participant contributions are limited to a maximum annual amount as determined periodically by the Internal Revenue Service. The Company matches eligible participant contributions dollar for dollar for the first 6% of eligible base compensation or bonus without a waiting period. Employees are immediately vested in their own contributions to the Retirement Plan. Employees hired on or after July 1, 2017 are 100% vested in the company matching contributions after one year of service. All matching contributions vest immediately upon satisfaction of the service requirement.
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
The Company sponsors multiple defined benefit pension plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.
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

Total retirement, post-retirement benefit plan and defined benefit plan expense for all retirement plans amounted to $33.2 million, $30.2 million and $30.1 million for fiscal years 2019, 2018 and 2017, respectively. The Company's post-retirement benefit plan is not presented in any of the following information as it is not material.
Obligations and Funded Status
The following table presents the funded status of the defined benefit pension plans:

(In millions)	September 27, 2019	September 28, 2018
Change in benefit obligation:
Benefit obligation - beginning of fiscal year	$225.7	$230.7
Service cost	7.2	7.1
Interest cost	3.7	3.2
Plan participants’ contributions	12.2	13.0
Plan amendments	0.8	(2.2)
Plan settlements	(4.2)	(6.5)
Actuarial (gain) loss	54.5	(10.1)
Foreign currency changes	(6.4)	(3.5)
Benefit and expense payments	(6.1)	(6.0)
Benefit obligation - end of fiscal year	$287.4	$225.7
Change in plan assets:
Plan assets - beginning of fiscal year	$224.7	$215.1
Employer contributions	8.7	9.0
Actual return on plan assets	28.5	3.6
Plan participants’ contributions	12.2	13.0
Plan settlements	(4.2)	(6.5)
Foreign currency changes	(6.2)	(3.5)
Benefit and expense payments	(5.9)	(6.0)
Plan assets - end of fiscal year	$257.8	$224.7
Funded status	$(29.6)	$(1.0)
Amounts recognized within the consolidated balance sheet:
Other assets	$1.5	$7.6
Other long-term liabilities	(31.1)	(8.6)
Net amount recognized	$(29.6)	$(1.0)

The following table presents the amounts recognized in accumulated other comprehensive loss, before tax, for the defined benefit pension plans:

(In millions)	September 27, 2019	September 28, 2018
Prior service credit	$6.2	$7.7
Net loss	(81.0)	(51.8)
Accumulated other comprehensive loss	$(74.8)	$(44.1)

The following table presents the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those defined benefit pension plans where accumulated benefit obligations exceeded the fair value of plan assets:

(In millions)	September 27, 2019	September 28, 2018
Projected benefit obligation	$20.2	$15.4
Accumulated benefit obligation	$18.4	$14.3
Fair value of plan assets	$12.4	$13.0

The accumulated benefit obligation for all defined benefit pension plans was $232.3 million and $203.3 million at September 27, 2019 and September 28, 2018, respectively.
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Earnings (Loss)
The following table shows the components of the Company’s net periodic benefit costs and the other amounts recognized in other comprehensive earnings (loss), before tax, for the Company’s defined benefit pension plans:

	Fiscal Years
(In millions)	2019	2018	2017
Net Periodic Benefit Costs:
Service cost	$7.2	$7.1	$7.1
Interest cost	3.7	3.2	2.4
Loss due to settlement	0.9	1.0	1.4
Expected return on assets	(6.3)	(7.9)	(7.1)
Amortization of prior service cost	(0.9)	(0.7)	(0.5)
Recognized actuarial loss	2.2	2.9	4.3
Net periodic benefit cost	6.8	5.6	7.6
Other Amounts Recognized in Other Comprehensive (Earnings) Loss:
New prior service cost (credit)	0.8	(2.2)	(5.0)
Net (gain) loss arising during the year	32.3	(5.8)	(12.2)
Amortization of prior service cost	0.8	0.7	0.5
Amortization or settlement of net actuarial loss	(3.1)	(4.0)	(5.7)
Total recognized in other comprehensive (earnings) loss	30.8	(11.3)	(22.4)
Total recognized in net periodic benefit cost and other comprehensive (earnings) loss	$37.6	$(5.7)	$(14.8)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during fiscal year 2020 for the Company’s defined benefit pension plans are as follows:

(In millions)	Total
Prior service credit	$0.7
Net loss	(4.2)
Total	$(3.5)

Assumptions
The assumptions used to determine net periodic benefit cost and to compute the expected long-term return on assets for the Company’s defined benefit pension plans were as follows:

	Fiscal Years
Net Periodic Benefit Cost	2019	2018	2017
Discount rate	1.69%	1.40%	1.03%
Rate of compensation increase	2.37%	2.40%	2.33%
Expected long-term return on assets	2.85%	3.66%	3.56%

The assumptions used to measure the benefit obligation for the Company’s defined benefit pension plans were as follows:

Benefit Obligation	September 27, 2019	September 28, 2018
Discount rate	0.63%	1.69%
Rate of compensation increase	2.27%	2.37%

The benefit obligation of defined benefit pension plans was measured as of September 27, 2019. The discount rate was adjusted as of September 27, 2019 to a range of 0.10% to 1.80%, primarily based on the current effective yield of long-term corporate bonds that are of high quality with satisfactory liquidity and credit rating with durations corresponding to the expected duration of the benefit obligations. Additionally, the rate of projected compensation increase was adjusted as of September 27, 2019 to a range of 1.75% to 3.50%, reflecting expected inflation levels and the Company’s future outlook.
During the fourth quarter of fiscal year 2019, the Company reviewed the expected long-term rate of return on defined benefit pension plan assets. This review consisted of forward-looking projections for the risk-free rate of return, inflation rate and implied equity risk premiums for particular asset classes. The results of this review were applied to the target asset allocation in accordance with the Company’s planned investment strategies, which are implemented by outside investment managers. The expected long-term rate of return on plan assets was determined based on the weighted average of projected returns on each asset class.
Plan Assets
For the defined benefit pension plans, the investment objectives of the Company are to generate returns that will enable the defined benefit pension plans to meet their future obligations. The precise amount of these obligations depends on future events, including the life expectancies of the pension plans’ members and the level of salary increases. The obligations are estimated using actuarial assumptions, based on the current economic environment. The investment strategy depends on the country in which the defined benefit pension plan applies. The investment objectives of some defined benefit pension plans are more conservative than others. In general, the investment strategy of the defined benefit pension plans is to balance the requirement to generate return using higher-returning assets such as equity securities, with the need to control risk with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the defined benefit pension plans becoming underfunded, thereby increasing their dependence on contributions from the Company. Within each asset class, investment managers give consideration to balancing the portfolio among industry sectors, geographies, interest rate sensitivity, dependence on economic growth, currency and other factors that affect investment returns. The target allocation as of the end of fiscal year 2019 was 22% equities, 51% debt and fixed income assets, 15% real estate, and 12% other.

The following table presents the Company’s defined benefit pension plans’ major asset categories, their associated fair values, as well as the actual allocation of equity, debt and fixed income, real estate and all other types of investments:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
As of September 27, 2019:
Investment funds:
Mutual funds - equities	$—	$51.9	$—	$51.9
Mutual funds - debt	—	112.5	—	112.5
Hedge funds	—	4.0	—	4.0
Mutual funds - real estate	—	43.9	—	43.9
Other	—	27.1	—	27.1
Assets held by insurance company:
Insurance contracts	—	13.0	—	13.0
Cash and cash equivalents	1.8	—	—	1.8
Total	$1.8	$252.4	$—	$254.2
As of September 28, 2018:
Investment funds:
Mutual funds - equities	$—	$29.5	$—	$29.5
Mutual funds - debt	—	45.2	—	45.2
Mutual funds - real estate	—	9.0	—	9.0
Other	—	23.7	—	23.7
Assets held by insurance company:
Insurance contracts	—	116.1	—	116.1
Cash and cash equivalents	1.2	—	—	1.2
Total	$1.2	$223.5	$—	$224.7

Valuation Techniques
Debt securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds held in trust or similar entities include investments in publicly traded mutual funds and are typically valued using the net asset value provided by the administrator of the fund. Insurance contracts are valued by the insurer using the cash surrender value, which is the amount a plan would receive if a contract was terminated. Cash includes deposits and money market accounts, which are valued at their cost plus interest on a daily basis, which approximates fair value. There were no significant changes in valuation techniques during fiscal years 2019 and 2018.
Estimated Contributions and Future Benefit Payments
The Company made contributions of $8.7 million to the defined benefit pension plans during fiscal year 2019, compared to $9.0 million in fiscal year 2018 and $8.2 million in fiscal year 2017. The Company expects total contributions to the defined benefit pension plans for fiscal year 2020 will be approximately $9.2 million.

Estimated future benefit payments to the defined benefit pension plans at September 27, 2019 were as follows:

(In millions)	Future Benefit Payments
Fiscal Years:
2020	$7.0
2021	8.4
2022	8.2
2023	7.6
2024	9.3
Thereafter	45.6
Total	$86.1

11. TAXES ON EARNINGS
The Company accounts for income taxes under an asset and liability approach where deferred income taxes are based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.
Taxes on earnings from continuing operations were as follows:

	Fiscal Years
(In millions)	2019	2018	2017
Current provision:
Federal	$39.0	$188.3	$30.9
State and local	5.2	8.0	4.3
Foreign	69.3	47.9	67.5
Total current	113.5	244.2	102.7
Deferred provision (benefit):
Federal	4.0	43.7	(18.3)
State and local	2.8	(3.3)	(0.2)
Foreign	8.3	17.2	(7.1)
Total deferred	15.1	57.6	(25.6)
Taxes on earnings	$128.6	$301.8	$77.1

Earnings from continuing operations before taxes are generated from the following geographic areas:

	Fiscal Years
(In millions)	2019	2018	2017
United States	$136.4	$168.4	$77.2
Foreign	284.4	283.7	225.9
Total earnings before taxes	$420.8	$452.1	$303.1

The effective tax rate on continuing operations differs from the U.S. federal statutory tax rate as a result of the following:

	Fiscal Years
	2019	2018	2017
Federal statutory income tax rate	21.0%	24.6%	35.0%
Impact of U.S. Tax Reform	2.1%	46.3%	—%
State and local taxes, net of federal tax benefit	2.6%	0.5%	0.9%
Non-U.S. income taxed at different rates, net	1.5%	(0.6)%	(8.4)%
Foreign-derived intangible income deduction	(1.4)%	—%	—%
Resolution of tax contingencies due to expiration of statutes of limitation	(1.8)%	(2.5)%	(1.7)%
Excess stock deduction	(1.6)%	(1.5)%	—%
Goodwill impairment	2.5%	—%	—%
Change in acquirer's deferred taxes related to purchase accounting	0.7%	(1.8)%	—%
In-process R&D expense	1.1%	—%	—%
Other	3.9%	1.8%	(0.4)%
Effective tax rate	30.6%	66.8%	25.4%

During fiscal year 2019, the Company's effective tax rate was higher than the U.S. federal statutory rate primarily because the current period includes a goodwill impairment charge and an in-process R&D expense, neither of which generate a tax benefit for the Company. As a result of finalizing the impact of the Tax Cuts and Jobs Act (the "Act"), the Company recognized a tax expense of $6.2 million in fiscal year ended September 27, 2019. The Company recognized a total tax expense related to the Act of $214.0 million as of September 27, 2019 as compared to the provisional estimate of $207.8 million recognized as of September 28, 2018. The current period also includes the impact of several provisions of the Act that take effect for the Company for the first time in the fiscal year ending September 27, 2019, including a new minimum tax on certain foreign earnings (the Global Intangible Low-taxed Income, or "GILTI"), a new tax on certain payments to foreign related parties (the Base Erosion and Anti-avoidance Tax), a new incentive for foreign-derived intangible income, changes to the limitation on the deductibility of certain executive compensation, and new limitations on the deductibility of interest expense. The Company has elected to account for GILTI as a period cost rather than on a deferred basis. The current period also reflects the fact that, as the Company has a September fiscal year end, the lower 21% federal rate is now fully phased in; that is, it is applicable to our domestic earnings for the full fiscal year ending September 27, 2019.

During fiscal year 2018, the Company’s effective tax rate was higher than the U.S. federal statutory rate primarily because it included the tax effect of a change in law due to the enactment of the Act. Among other changes, the Act reduced the U.S. corporate tax rate from 35% to 21%, and imposed a one-time transition tax on the unremitted earnings of the Company's foreign subsidiaries.
During fiscal year 2017, the Company’s effective tax rate was lower than the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate. This reduction is partly offset by the fact that the Company’s domestic earnings are also subject to state income taxes.
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

Significant components of deferred tax assets and liabilities are as follows:

	September 27,	September 28,
(In millions)	2019	2018
Deferred Tax Assets:
Deferred revenues	$21.1	$13.2
Deferred compensation	33.9	34.6
Product warranty	5.5	7.5
Inventory adjustments	6.0	7.6
Share-based compensation	12.4	13.7
Environmental reserve	1.8	2.2
Accruals and reserves	11.8	12.1
Net operating loss carryforwards	120.7	132.0
Other	37.1	24.2
	250.3	247.1
Valuation allowance	(99.7)	(101.6)
Total deferred tax assets	150.6	145.5
Deferred Tax Liabilities:
Tax-deductible goodwill	(20.7)	(31.6)
Intangibles	(61.7)	(6.7)
Property, plant and equipment	(7.1)	(9.4)
Unremitted earnings of foreign subsidiaries	(34.1)	(20.4)
Other	(17.6)	(6.6)
Total deferred tax liabilities	(141.2)	(74.7)
Net deferred tax assets	$9.4	$70.8
Reported As:
Deferred tax assets	$84.7	$102.2
Net current deferred tax liabilities (included in accrued liabilities)	(75.3)	(31.4)
Net deferred tax assets	$9.4	$70.8

The Company has federal net operating loss carryforwards of approximately $8.1 million expiring between 2020 and 2031. The federal net operating loss carryforwards are subject to an annual limitation of $0.8 million per year. The Company has state net operating loss carryforwards of $5.7 million expiring between 2021 and 2032. The Company has foreign net operating loss carryforwards of $382.3 million with an indefinite life. Of this amount, $22.1 million is unavailable to the Company under local loss utilization rules.
The valuation allowance relates primarily to net operating losses in certain foreign jurisdictions where, based on the weight of available evidence, it is more likely than not that the tax benefit of the net operating losses will not be realized. The valuation allowance decreased by $1.9 million, and $4.2 million in fiscal years 2019 and 2018, respectively, and increased by $26.2 million in fiscal year 2017.
Income taxes paid were as follows:

	Fiscal Years
(In millions)	2019	2018	2017
Federal income taxes paid, net	$50.5	$10.6	$62.0
State, income taxes paid, net	11.9	7.2	5.0
Foreign income taxes paid, net	66.1	68.2	77.1
Total income taxes paid, net	$128.5	$86.0	$144.1

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
Changes in the Company’s unrecognized tax benefits were as follows:

	Fiscal Years
(In millions)	2019	2018	2017
Unrecognized tax benefits balance–beginning of fiscal year	$43.5	$42.7	$40.7
Additions based on tax positions related to a prior year	0.2	1.1	1.4
Reductions based on tax positions related to a prior year	(0.8)	(3.0)	(0.3)
Additions based on tax positions related to the current year	13.2	14.8	5.8
Settlements	—	(2.8)	—
Reductions resulting from the expiration of the applicable statute of limitations	(6.3)	(9.3)	(4.9)
Unrecognized tax benefits balance–end of fiscal year	$49.8	$43.5	$42.7

As of September 27, 2019, the total amount of gross unrecognized tax benefits was $49.8 million. Of this amount, $30.7 million would affect the effective tax rate if recognized. The difference would be offset by changes to deferred tax assets and liabilities.
The Company includes interest and penalties related to income taxes within taxes on earnings on the Consolidated Statements of Earnings. As of September 27, 2019, the Company had accrued $7.5 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2019, a net charge of $0.9 million related to interest and penalties was included in taxes on earnings in the Consolidated Statements of Earnings. As of September 28, 2018, the Company had accrued $6.6 million for the payment of interest and penalties related to unrecognized tax benefits. During fiscal year 2018, a net benefit of $1.8 million related to interest and penalties was included in taxes on earnings in the Consolidated Statements of Earnings.
The Company files U.S. federal, U.S. state, and foreign tax returns. The Company’s U.S. federal tax returns are generally no longer subject to tax examinations for years prior to 2016. The Company has significant operations in Switzerland. The Company’s Swiss tax returns are generally no longer subject to tax examinations for years prior to 2015. For U.S. states and other foreign tax returns, the Company is generally no longer subject to tax examinations for years prior to 2007.
12. STOCKHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions, or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of September 27, 2019, approximately 2.2 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock under various authorizations during the periods presented as follows:

	Fiscal Years
(In millions, except per share amounts)	2019	2018	2017
Number of shares	1.4	1.6	3.3
Average repurchase price per share	$121.76	$112.63	$90.63
Total cost	$166.7	$181.9	$294.5

Other Comprehensive Earnings
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(63.3)	$—	$(37.5)	$(100.8)
Other comprehensive earnings before reclassifications	19.8	—	12.8	32.6
Amounts reclassified out of other comprehensive earnings (loss)	3.4	—	—	3.4
Tax expense	(4.0)	—	—	(4.0)
Balance at September 29, 2017	(44.1)	—	(24.7)	(68.8)
Other comprehensive earnings (loss) before reclassifications	9.0	(0.9)	(5.4)	2.7
Amounts reclassified out of other comprehensive earnings (loss)	1.7	0.9	—	2.6
Tax expense	(1.8)	—	—	(1.8)
Balance at September 28, 2018	(35.2)	—	(30.1)	(65.3)
Other comprehensive earnings (loss) before reclassifications	(32.3)	3.0	(12.4)	(41.7)
Amounts reclassified out of other comprehensive earnings (loss)	1.5	(0.2)	—	1.3
Tax benefit (expense)	4.3	(0.7)	—	3.6
Balance at September 27, 2019	$(61.7)	$2.1	$(42.5)	$(102.1)

The amounts reclassified out of other comprehensive earnings (loss) into the Consolidated Statements of Earnings, with line item location, during each period were as follows (in millions):

	Fiscal Years
Comprehensive Earnings (Loss) Components	2019	2018	2017	Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(1.5)	$(1.7)	$(3.4)	Other income, net
Unrealized earnings (loss) on cash flow hedging instruments	0.2	(0.9)	—	Revenues
Total amounts reclassified out of other comprehensive earnings (loss)	$(1.3)	$(2.6)	$(3.4)

13. EMPLOYEE STOCK PLANS
Employee Stock Plans
Varian's 2005 Omnibus Stock Plan was last amended and restated in December 2017 and approved by VMS’s stockholders at the 2018 Annual Meeting of Stockholders (as amended and restated, the “2005 Plan”). The maximum number of shares issuable under the 2005 Plan is (a) 31.0 million, plus (b) the number of shares authorized for issuance, but never issued, under previously approved plans, plus (c) the number of shares subject to awards previously granted under previously approved plans that terminate, expire, or lapse, plus (d) amounts granted in substitution of options in connection with certain transactions. Pursuant to the 2005 Plan, the Company may grant stock options, restricted stock units, performance units, performance-based options, cash-settled stock appreciation rights to employees, and restricted stock units to directors. Stock options and cash-settled stock appreciation rights generally vest and become exercisable over three years from the date of grant and restricted stock unit awards generally vest over a period of three years from the date of grant (one year in the case of directors). Performance units and performance-based options generally vest over a three-year performance period based on specified performance targets which are set by the Compensation and Management Development Committee of the Board of Directors at the beginning of the performance period. The award agreements documenting such awards contain certain provisions that provide for continued and/or accelerated vesting in the event of retirement, disability and death, and proration in the event of retirement.

The fair value of stock options, performance-based options and cash-settled stock appreciation rights granted under the 2005 Plan and the option component of the shares purchased under the Employee Stock Purchase Plan (which is described further below) were estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	Fiscal Years			Fiscal Years
	2019	2018	2017	2019	2018	2017
Expected term (in years)	3.76	3.83	3.99	0.50	0.50	0.50
Risk-free interest rate	2.4%	2.3%	1.7%	2.5%	1.6%	0.7%
Expected volatility	23.6%	19.1%	21.3%	22.8%	25.2%	20.3%
Expected dividend	—%	—%	—%	—%	—%	—%
Weighted average fair value at grant date	$27.20	$20.88	$16.12	$26.76	$24.56	$18.92

The expected term represents the weighted average period the equity awards or Employee Stock Purchase Plan purchase rights are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise and post-vesting cancellations by Company employees. The Company used a combination of historical and implied volatility of its traded options, or blended volatility, in deriving the expected volatility assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the equity awards or Employee Stock Purchase Plan purchase rights. The dividend yield assumption is based on the Company’s history and expectation of no dividend payouts.
As share-based compensation expense recognized in the Consolidated Statements of Earnings is based on awards ultimately expected to vest.
The table below summarizes the effect of recording share-based compensation expense:

	Fiscal Years
(In millions)	2019	2018	2017
Cost of revenues - Product	$2.9	$3.1	$3.0
Cost of revenues - Service	4.5	4.2	4.1
Research and development	4.7	4.8	5.1
Selling, general and administrative	35.8	34.3	27.0
Total share-based compensation expense	$47.9	$46.4	$39.2
Income tax benefit for share-based compensation	$(9.2)	$(10.5)	$(11.5)

The table below summarizes the effect of recording pre-tax share-based compensation expense for equity awards:

	Fiscal Years
(In millions)	2019	2018	2017
Restricted stock units (1)	$21.1	$21.6	$22.8
Performance units and performance options	13.6	12.1	3.4
Stock options	8.6	8.5	9.2
Employee stock purchase plan	4.5	4.2	3.8
Cash-settled stock appreciation rights	0.1	—	—
Total share-based compensation expense	$47.9	$46.4	$39.2

(1)	Restricted stock units include restricted units granted to directors.

Activity under the Company’s employee stock plans related to stock options and performance-based options is presented below:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price
Balance at September 28, 2018 (3.7 million options exercisable at a weighted average exercise price of $74.14)	2.3	$85.82
Granted	0.6	123.33
Canceled, expired or forfeited	(0.1)	107.50
Exercised	(0.6)	77.11
Balance at September 27, 2019	2.2	$97.66

The total pre-tax intrinsic value of stock options exercised was $31.0 million, $28.3 million and $25.6 million in fiscal years 2019, 2018 and 2017, respectively. The total fair value of stock options vested was $9.3 million, $9.6 million and $9.7 million in fiscal years 2019, 2018 and 2017, respectively.

The following table summarizes information related to stock options outstanding and exercisable under the Company’s employee stock plans at September 27, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
(In millions, except years and per share amounts)
$60.91 - $77.49	0.4	2.8	$68.12	$22.4	0.5	2.8	$68.12	$22.4
$80.40 - $99.26	0.6	3.6	81.66	22.5	0.5	3.5	81.34	19.4
$107.32 - $118.27	0.7	5.5	111.07	5.1	0.2	5.3	112.66	1.0
$118.76 - $131.77	0.5	6.3	127.10	—	—	—	—	—
Total	2.2	4.6	$97.66	$50.0	1.2	3.5	$80.98	$42.8

(1)
The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $118.16 as of September 27, 2019, the last trading date of fiscal year 2019, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.

As of September 27, 2019, there was $19.4 million of total unrecognized compensation expense related to stock options and performance stock options granted under the Company’s employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.

The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 28, 2018	0.8	$89.17
Granted	0.3	124.73
Vested	(0.3)	82.38
Canceled or expired	(0.1)	91.30
Balance at September 27, 2019	0.7	$108.35

The total grant-date fair value of restricted stock units, deferred stock units and performance units was $36.9 million, $33.7 million and $31.4 million in fiscal years 2019, 2018 and 2017, respectively. The total fair value of restricted stock, restricted stock units, deferred stock units and performance units that vested was $43.9 million, $36.9 million and $29.8 million in fiscal years 2019, 2018 and 2017, respectively.

As of September 27, 2019, unrecognized compensation expense totaling $41.4 million was related to restricted stock, restricted stock units, deferred stock units and performance units granted under the Company’s employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 1.8 years. The Company withheld 0.1 million shares with a fair value of $14.5 million to cover employees’ minimum withholding taxes due at vesting and/or settlement of such awards in fiscal year 2019.
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
VMS issued approximately 0.2 million shares for $16.9 million in fiscal year 2019 and approximately 0.2 million shares for $15.7 million in fiscal year 2018. At September 27, 2019, 5.0 million shares were available for issuance under the 2010 ESPP.
14. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share:

	Fiscal Years
(In millions, except per share amounts)	2019	2018	2017
Net earnings from continuing operations	$292.2	$150.3	$226.0
Less: Net earnings from continuing operations attributable to noncontrolling interests	0.3	0.4	0.6
Net earnings from continuing operations attributable to Varian	291.9	149.9	225.4

Net loss from discontinued operations	—	—	(6.8)
Less: Net earnings from discontinued operations attributable to noncontrolling interests	—	—	0.1
Net loss from discontinued operations attributable to Varian	$—	$—	$(6.9)
Net earnings attributable to Varian	$291.9	$149.9	$218.5

Denominator:
Weighted average shares outstanding - basic	91.0	91.5	92.5
Dilutive effect of potential common shares	0.9	1.0	0.7
Weighted average shares outstanding - diluted	91.9	92.5	93.2

Net earnings (loss) per share attributable to Varian - basic
Continuing operations	$3.21	$1.64	$2.44
Discontinued operations	—	—	(0.08)
Net earnings per share - basic	$3.21	$1.64	$2.36

Net earnings (loss) per share attributable to Varian - diluted
Continuing operations	$3.18	$1.62	$2.42
Discontinued operations	—	—	(0.07)
Net earnings per share - diluted	$3.18	$1.62	$2.35
Anti-dilutive employee share-based awards, excluded	0.9	0.7	0.2

15. PROTON SOLUTIONS LOANS AND INVESTMENTS
In limited cases, the Company participates, along with other investors and at market terms, in the financing of proton therapy centers. Over time, the Company has divested some of its investments, including investments in CPTC, the New York Proton Center ("NYPC"), GPTC and the Delray Radiation Therapy Center.

The following table lists the Company's notes receivable including accrued interest, senior secured debt, available-for-sale securities, loans outstanding and future commitments for funding the development, construction and operation of various proton therapy centers:

	September 27, 2019		September 28, 2018
(In millions)	Balance	Commitment	Balance	Commitment
Notes receivable and secured debt:
NYPC loan (1)	$31.8	$—	$28.0	$—
RPTC senior secured debt (2)	23.5	—	24.9	—
Proton International LLC loan (1)	1.8	—	1.7	—
	$57.1	$—	$54.6	$—
Available-for-sale Securities:
MPTC Series B-1 Bonds (2)	$27.1	$—	$25.1	$—
MPTC Series B-2 Bonds (1)	25.1	—	23.1	—
GPTC securities (3)	—	—	7.9	—
APTC securities (2)	6.6	—	6.4	—
	$58.8	$—	$62.5	$—

CPTC Loans and Investment:
Short-term revolving loan (3)	$5.3	$1.9	$3.7	$3.5
Term loan (1)	44.0	—	44.0	—
Equity investment in CPTC (1)	—	—	2.2	—
	$49.3	$1.9	$49.9	$3.5

(1)	Included in other assets on the Company's Consolidated Balance Sheets.

(2)	Included in other assets at September 27, 2019, and prepaid and other current assets at September 28, 2018, on the Company's Consolidated Balance Sheets.

(3)	Included in prepaid and other current assets on the Company's Consolidated Balance Sheets.
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

At September 27, 2019, the Company had $2.1 million in unbilled receivables from APTC. At September 28, 2018, the Company did not have any trade and unbilled receivables from APTC.
Rinecker Proton Therapy Center ("RPTC") Senior Secured Debt
In July 2017, the Company purchased the outstanding senior secured debt related to the RPTC in Munich, Germany for 21.5 million Euros or $24.5 million. By purchasing the senior secured debt, the Company has a right to 77 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced, and upon finalization of bankruptcy proceedings, the Company believes it is probable it will recover the outstanding senior secured debt balance and trade accounts receivable, net. In September 2019, the Company reclassified its senior secured debt to long-term other assets because it now expects the bankruptcy proceedings to be complete in fiscal year 2021.
At both September 27, 2019 and September 28, 2018, the Company had $4.6 million and $4.5 million, respectively, in trade receivables, net, for RPTC, which does not include any unbilled accounts receivable.

Georgia Proton Treatment Center ("GPTC") Security
In July 2017 and July 2018, the Company purchased a total of $16.1 million in Senior Capital Appreciation Bonds ("Senior Bonds") which financed the GPTC. In September 2018 and June 2019, the Company sold all of its Senior Bonds for a total of $16.8 million, which included payment of accrued interest.
New York Proton Center ("NYPC") Loan
In July 2015, the Company committed to loan up to $91.5 million to MM Proton I, LLC. In June 2016, the Company assigned $73.0 million of this loan to Deutsche Bank AG. The remaining balance is comprised of an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. As of September 27, 2019, the Subordinate Loan is $31.8 million, including accrued interest. The principal balance and accrued interest on the Subordinate Loan are due in full at maturity in January 2022.
In addition to the outstanding loan, as of September 27, 2019, the Company had $16.6 million of trade and unbilled receivables, which included $6.0 million in unbilled receivables, and as of September 28, 2018, the Company had $24.1 million in unbilled receivables from NYPC.
Maryland Proton Treatment Center ("MPTC") Loans and Securities
In August 2018, MPTC refinanced its then outstanding subordinated debt, including accrued interest, and notes receivable balances. As part of the refinancing, in exchange for its then outstanding subordinated loan, the Company received $22.9 million in Subordinate Revenue Bonds ("MPTC Series B-2 Bonds") that carry an interest rate of 8.5% per annum with interest accruing up to the MPTC Series B-2 Bonds face amount of $33.9 million until January 1, 2022 and then will pay cash interest semi-annually. The MPTC Series B-2 Bonds will mature on January 1, 2049. In exchange for its outstanding deferred equipment payment arrangement, the Company also received $6.0 million in cash and $25.0 million in Subordinate Revenue Bonds ("MPTC Series B-1 Bonds") that carry an interest rate of 7.5% with interest accruing up to the MPTC Series B-1 Bonds face amount of $32.0 million until January 1, 2022 and then will pay cash interest semi-annually. The MPTC Series B-1 Bonds will mature on January 1, 2048. The MPTC Series B-1 Bonds are senior in right and time to the MPTC Series B-2 Bonds.
As of September 27, 2019, the Company had zero net trade and unbilled receivables from MPTC. At September 28, 2018, the Company had $0.5 million in trade receivables, net, from MPTC.
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
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of September 27, 2019, the Company has funded $5.3 million.
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
The Company, using a discounted cash flow approach, determined that the fair value of CPTC's equity as of Closing Date was $20.1 million. The Company's 47.08% ownership percentage amounted to a $9.5 million equity interest in CPTC. Since the common stock received was in addition to a loan receivable partially satisfied through the bankruptcy proceedings, in accordance with the TDR accounting guidance, the Company recorded the equity interest at fair value and as an offset to the reinstated loan balance. The equity investment in CPTC was accounted for under the equity method of accounting, and the Company accounted for its equity method share of the income or loss of CPTC on a quarter lag basis. In March 2019, the Company sold its equity interest, with a carrying value of zero, in CPTC for a nominal amount. Therefore, beginning in the second quarter of fiscal year 2019, the Company no longer records losses related to the CPTC equity investment.
The Company believes it is probable that it will collect the amounts owed under the Term Loan and Revolving Loan when due based on CPTC’s current operating plan. This plan includes an increase in patient volume, partnership with a significant clinical partner, and maintenance of its current reimbursement structure. In July 2019, the Centers for Medicare and Medicaid Services ("CMS") proposed an alternative payment model (or “APM”) pilot program for radiation oncology. This proposed APM could materially impact the reimbursement to CPTC for its services. CPTC's inability to execute its operating plan, as well as finalization of the proposed APM as currently drafted could negatively impact CPTC's ability to repay or refinance the debt when it comes due, which may result in an impairment of the loan receivable; this impairment could be material.
As of September 27, 2019, and September 28, 2018, the Company had recorded $2.6 million and $1.8 million in trade receivables, net, respectively, from CPTC.
Further, the Company has determined that CPTC is a variable interest entity because of the Company's participation in the loan facilities and its operations and maintenance agreement. The Company has no special approval authority or veto rights for CPTC’s budget, and does not have the power to direct patient recruitment, clinical operations and management of CPTC, which the Company believes are the matters that most significantly affect their economic performance. Therefore, the Company does not have majority voting rights and no power to direct activities at CPTC, and as a result it is not the primary beneficiary of CPTC.

16. SEGMENT INFORMATION
The Company has two reportable operating segments: Oncology Systems and Proton Solutions. The Company's Interventional Solutions business is reflected in the "Other" category because it does not meet the criteria for a reportable operating segment. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision

Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings.
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
The Oncology Systems’ hardware products include linear accelerators, brachytherapy afterloaders, treatment accessories, artificial intelligence-powered adaptive delivery systems and quality assurance software. The Oncology Systems’ software solutions include treatment planning, informatics, clinical knowledge exchange, patient care management, practice management and decision support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices.
Oncology Systems’ products enable radiation oncology departments in hospitals and clinics to perform conventional radiotherapy treatments and offer advanced treatments such as IMRT, IGRT, VMAT, SRS and SBRT, and treat patients using brachytherapy techniques, which involve the introduction or temporary insertion of radioactive sources. The Oncology Systems' products are also used by surgeons and radiation oncologists to perform stereotactic radiosurgery and by medical oncology departments to manage patient treatments. Oncology Systems’ customers worldwide include university research and community hospitals, private and governmental institutions, healthcare agencies, physicians’ offices, medical oncology practices, radiotherapy centers and cancer care clinics.
The Oncology Systems segment offers services ranging from hardware phone support, break/fix repair of linear accelerators, obsolescence protection of hardware, software support, software upgrades, hosting as a service, as well as clinical consulting services.

The Oncology Systems segment also provides clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed at facilitating improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, the Company operates nine multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka.
The Proton Solutions segment develops, designs, manufactures, sells and services products and systems for delivering proton therapy, another form of external beam radiotherapy using proton beams, for the treatment of cancer.
The Other category primarily includes the Interventional Solutions business, which offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolization. Interventional Solutions also provides software and remote services for post treatment dose calculation for Yttrium-90 microspheres used in selective internal radiation therapy. The Other category also includes assets related to the use of radiation in the heart and other forms of radiosurgery for cardiovascular disease, which were acquired in fiscal year 2019.
Accordingly, the following information is provided for purposes of achieving an understanding of operations, but may not be indicative of the financial results of the reported segments were they independent organizations. In addition, comparisons of the Company’s operations to similar operations of other companies may not be meaningful.
The Company allocates corporate costs to its operating segments based on the relative revenues of Oncology Systems, Proton Solutions and Interventional Solutions. The Company allocates these costs excluding certain corporate related costs, transactions or adjustments that the Company's CODM considers to be non-operational, such as restructuring and impairment charges, significant litigation charges or benefits and legal costs, and acquisition-related expenses. Although the Company excludes these amounts from segment operating earnings, they are included in the consolidated operating earnings and included in the reconciliation below.

The following table summarizes select operating results information for each reportable segment:

	Fiscal Years
(In millions)	2019	2018	2017
Revenues
Oncology Systems	$3,061.8	$2,770.2	$2,436.8
Proton Solutions	143.9	148.9	182.5
Total reportable segments	3,205.7	2,919.1	2,619.3
Other	19.4	—	—
Total Company	$3,225.1	$2,919.1	$2,619.3
Earnings from continuing operations before taxes
Oncology Systems	$555.9	$553.4	$479.0
Proton Solutions	(97.3)	(51.5)	(95.7)
Total reportable segments	458.6	501.9	383.3
Other	(25.8)	—	—
Unallocated corporate	(46.6)	(64.5)	(85.5)
Operating earnings	386.2	437.4	297.8
Interest income, net	6.3	10.5	2.9
Other income	28.3	4.2	2.4
Total Company	$420.8	$452.1	$303.1

Disaggregation of Revenue
The Company disaggregates its revenues from contracts by major product categories and by geographic region for each of its reportable operating segments and the Other category, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.

Total Revenues by Product Type	Fiscal Years
(In millions)	2019	2018	2017
Hardware
Oncology Systems	$1,393.6	$1,231.5	$1,039.4
Proton Solutions	119.3	135.1	172.5
Other	19.4	—	—
Total Hardware	1,532.3	1,366.6	1,211.9
Software (1)
Oncology Systems	574.0	495.4	462.9
Proton Solutions	3.0	3.8	—
Total Software	577.0	499.2	462.9
Service
Oncology Systems	1,094.2	1,043.3	934.5
Proton Solutions	21.6	10.0	10.0
Total Service	1,115.8	1,053.3	944.5
Total Revenues	$3,225.1	$2,919.1	$2,619.3

(1)	Includes software support agreements that are recorded in revenues from service, and software licenses that are recorded in revenues from product in the Consolidated Statements of Earnings.

Total Revenues by Geographical Region	Fiscal Years
(In millions)	2019	2018	2017
Americas
Oncology Systems	$1,451.3	$1,351.3	$1,256.8
Proton Solutions	70.0	85.6	87.8
Other	6.1	—	—
Total Americas	1,527.4	1,436.9	1,344.6
EMEA
Oncology Systems	1,000.9	883.2	691.1
Proton Solutions	66.3	59.6	68.1
Other	6.2	—	—
Total EMEA	1,073.4	942.8	759.2
APAC
Oncology Systems	609.6	535.7	488.9
Proton Solutions	7.6	3.7	26.6
Other	7.1	—	—
Total APAC	624.3	539.4	515.5
Total Revenues	$3,225.1	$2,919.1	$2,619.3
North America (1)
Oncology Systems	$1,349.2	$1,261.6	$1,180.0
Proton Solutions	70.0	85.6	87.8
Other	5.9	—	—
Total North America	1,425.1	1,347.2	1,267.8
International
Oncology Systems	1,712.6	1,508.6	1,256.8
Proton Solutions	73.9	63.3	94.7
Other	13.5	—	—
Total International	1,800.0	1,571.9	1,351.5
Total Revenues	$3,225.1	$2,919.1	$2,619.3

(1)	North America primarily includes the United States and Canada.

Total Revenues by Product Type	Fiscal Years
(In millions)	2019	2018	2017
Products Transferred at a point in time
Oncology Systems	$1,642.3	$1,431.0	$1,221.5
Proton Solutions	3.0	3.8	—
Other	19.4	—	—
Total Products transferred at a point in time	1,664.7	1,434.8	1,221.5
Products and Services transferred over time
Oncology Systems	1,419.5	1,339.2	1,215.3
Proton Solutions	140.9	145.1	182.5
Other	—	—	—
Total Products and Services transferred over time	1,560.4	1,484.3	1,397.8
Total Revenues	$3,225.1	$2,919.1	$2,619.3

Other Items

	Depreciation & Amortization			Total Assets
	Fiscal Years			Fiscal Years
(In millions)	2019	2018	2017	2019	2018
Oncology Systems	$49.6	$42.1	$39.4	$2,339.1	$1,746.4
Proton Solutions	4.8	7.9	6.1	275.9	379.8
Total reportable segments	54.4	50.0	45.5	2,615.0	2,126.2
Other	14.8	—	—	307.8	—
Corporate	23.8	22.7	24.8	1,178.9	1,124.2
Discontinued operations	—	—	6.6	—	2.3
Total Company	$93.0	$72.7	$76.9	$4,101.7	$3,252.7

Geographic Information

	Revenues			Property, plant and equipment, net
	Fiscal Years			Fiscal Years
(In millions)	2019	2018	2017	2019	2018
United States	$1,384.3	$1,308.3	$1,222.0	$155.3	$159.5
Other countries	1,840.8	1,610.8	1,397.3	156.2	115.1
Total Company	$3,225.1	$2,919.1	$2,619.3	$311.5	$274.6

The Company operates various manufacturing and marketing operations outside the United States. Allocation between domestic and foreign revenues is based on the final destination of products sold. No country outside the United States represented 10% or more of the Company’s total revenues. In fiscal year 2019, India represented approximately 12% of total property, plant and equipment, net, and in fiscal years 2018 and 2017, no country outside the United States represented 10% or more of the Company's property, plant and equipment, net. Intercompany and intracompany profits are eliminated in consolidation.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Fiscal Year 2019
(In millions, except per share amounts)	First Quarter (1)	Second Quarter	Third Quarter (2)	Fourth Quarter (3)	Total Year
Total revenues	$741.0	$779.4	$825.8	$878.9	$3,225.1
Gross margin	$316.1	$318.2	$351.4	$384.6	$1,370.3
Net earnings	$103.9	$88.4	$29.5	$70.4	$292.2
Net earnings attributable to Varian	$103.2	$88.6	$29.4	$70.7	$291.9

Net earnings per share - basic	$1.13	$0.97	$0.32	$0.78	$3.21
Net earnings per share - diluted	$1.12	$0.96	$0.32	$0.77	$3.18

	Fiscal Year 2018
(In millions, except per share amounts)	First Quarter (4)	Second Quarter (5)	Third Quarter (6)	Fourth Quarter (7)	Total Year
Total revenues	$678.5	$729.9	$709.1	$801.6	$2,919.1
Gross margin	$302.8	$318.5	$313.6	$338.7	$1,273.6
Net earnings (loss)	$(112.2)	$73.2	$72.5	$116.8	$150.3
Net earnings attributable to Varian	$(112.3)	$73.2	$72.6	$116.4	$149.9

Net earnings (loss) per share - basic	$(1.22)	$0.80	$0.79	$1.27	$1.64
Net earnings (loss) per share - diluted	$(1.22)	$0.79	$0.79	$1.26	$1.62

(1)	In the first quarter of fiscal year 2019, net earnings includes a $22.0 million gain on the sale of our investment in Augmenix.

(2)
In the third quarter of fiscal year 2019, net earnings includes a $50.5 million goodwill impairment charge related to the Company's Proton Solutions business and a $20.8 million charge associated with the write-off of in-process R&D related to an acquisition.

(3)
In the fourth quarter of fiscal year 2019, net earnings includes an $18.6 million charge to acquisition-related expenses due to an increase to the fair value of contingent consideration related to an acquisition.

(4)	In the first quarter of fiscal year 2018, net earnings includes a $207.1 million income tax expense related to the tax effect of a change in law related to the Act.

(5)
In the second quarter of fiscal year 2018, net earnings includes a $16.4 million loss related to hedging the anticipated Australian dollar purchase price for Sirtex and an $11.1 million impairment charge related to our MPTC subordinated loan.

(6)
In the third quarter of fiscal year 2018, net earnings includes a $13.3 million loss related to hedging the anticipated Australian dollar purchase price of the Sirtex acquisition, an $11.0 million impairment charge related to our MPTC subordinated loan, acquisition costs of $8.4 million, partially offset by the net $9.0 million breakup fee received from Sirtex in connection with the termination of the acquisition.

(7)
In the fourth quarter of fiscal year 2018, net earnings includes a $8.0 million benefit to income tax expense due to the partial release of a valuation allowance as the result of an acquisition and a $7.1 million benefit to income tax expense related to the Act.

18. SUBSEQUENT EVENTS

On November 1, 2019, the Company entered into Amendment No. 2 (the “Amendment”) to its Credit Agreement dated as of April 3, 2018 (the “Credit Agreement”), by and among the Company, certain lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Amendment, among other things, reduces the aggregate principal amount available under the revolving credit facility provided under the Credit Agreement from $1.8 billion to $1.2 billion, reduces the commitment fee, adds a $500 million sublimit for multi-currency borrowings, increases the letter of credit sublimit to $225 million, and extends the maturity date from April 2023 to November 2024.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of September 27, 2019. PricewaterhouseCoopers LLP has issued a report on the Company’s internal control over financial reporting as of September 27, 2019, which appears immediately after this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Varian Medical Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Varian Medical Systems, Inc. and its subsidiaries (the “Company”) as of September 27, 2019 and September 28, 2018, and the related consolidated statements of earnings, comprehensive earnings, equity and cash flows for each of the three years in the period ended September 27, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 27, 2019 and September 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment - Proton Solutions Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $612.2 million as of September 27, 2019, which includes the effects of the goodwill impairment charge of $50.5 million taken during the fiscal year. Management evaluates goodwill for impairment at least annually during the fourth quarter, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management determines the fair value of its reporting units based on a combination of income and market approaches. The income approach is based on the present value of estimated future cash flows of the reporting unit and the market approach is based on a market multiple calculated for each business unit based on market data of other companies engaged in similar business. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. To determine the fair value of the Proton Solutions reporting unit, management used the income and market approaches. Under the income approach, the fair value of the Proton Solutions reporting unit was based on the present value of the estimated future cash flows that the reporting unit is expected to generate over its remaining life. Cash flow projections were based on management’s estimates of revenue growth rates, operating margins and the discount rate. The market approach considered revenue multiples based on comparable transactions and public companies.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment - Proton Solutions reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting unit. This in turn led to high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to revenue growth rates used to calculate projected future cash flows. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting unit and controls over the development of the assumptions related to the valuation of the Company’s reporting units, including revenue growth rates. These procedures also included, among others: testing management’s process for developing the fair value estimate; evaluating the appropriateness of the income and market approaches; testing the completeness, accuracy, and relevance of underlying data used in the income and market approaches; and evaluating the significant assumptions used by management, including the revenue growth rates. Evaluating management's assumption related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering the past performance of the Proton Solutions reporting unit, industry projections, and system order backlog. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s income approach and evaluating the reasonableness of the assumptions used in the income approach.

Acquisitions of Cancer Treatment Services International ("CTSI"), Endocare, Inc. ("Endocare") and Alicon Pharmaceutical Technology Company, Ltd. ("Alicon")

As described in Note 2 to the consolidated financial statements, during 2019 the Company acquired CTSI, a privately-held company that provides cancer care professional services to health care providers worldwide, for a total purchase price of $277 million, and Endocare and Alicon, companies providing solutions in interventional oncology, for a combined total purchase price of $210 million. Intangible assets of $111.8 million and $76.4 million were recorded for CTSI and Endocare and Alicon, respectively, consisting of technologies, customer contracts, supplier relationships, partner relationships, trade names, and in-process research and development. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of significant estimates and assumptions with respect to the projected revenue, economic lives, product and technology migration rates, customer attrition, projected margins, and the discount rate.

The principal considerations for our determination that performing procedures relating to the acquisitions of CTSI and Endocare and Alicon is a critical audit matter are there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing the estimates. This in turn led to significant audit effort in performing procedures to evaluate the significant assumptions relating to the estimates, such as projected revenue, economic lives, and projected margins. Additionally, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over the development of the assumptions related to the valuation of the intangible assets, including the projected revenue, economic lives, and projected margins. These procedures also included, among others, reading the purchase agreements and testing management’s process for estimating the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods; testing the completeness, accuracy and relevance of underlying data used in the valuation methods; and assessing the reasonableness of significant assumptions used by management, including projected revenue, economic lives, and projected margins. Evaluating the reasonableness of projected revenue and margins involved considering historical results of the acquired business, industry and market data and market share information. Evaluating the reasonableness of the economic lives assigned to the intangible assets acquired involved comparing similar technology acquired through previous acquisitions and comparing to publicly available data of competitors. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s valuation methods and evaluating the reasonableness of the assumptions used in the valuation methods.

/s/ PricewaterhouseCoopers LLP

San Jose, California
November 25, 2019

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

(c)
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter of fiscal year 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Stock Ownership—Delinquent Section 16(a) Reports.”
Code of Conduct
We have adopted a Code of Conduct that applies to all of our executive officers and directors. The Code of Conduct is posted on our website. The Internet address for our website is http://www.varian.com, and the Code of Conduct may be found as follows:

1.	From our main web page, first click “Investors.”

2.	Next click on “Corporate Governance” in the left-hand navigation bar.

3.	Finally, click on “Code of Conduct.”
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

Item 11. Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information as of September 27, 2019 with respect to the shares of VMS common stock that may be issued under existing equity compensation plans.

	A		B	C
(In millions, except price per share)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	2.9	(2)	$97.66	10.7	(3)
Total	2.9		$97.66	10.7

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

(3)
Includes 5.7 million shares available for future issuance under the Fifth Amended 2005 Plan. Also includes 5.0 million shares available for future issuance under the 2010 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period, which commenced on October 29, 2019 (the exact number of which will not be known until the purchase date on May 1, 2020). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant under the 2010 Employee Stock Purchase Plan on any one purchase date for any purchase period, including the current purchase period may not exceed 1,000 shares.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of directors and executive officers is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the caption “Proposal Four—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

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
The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2019, 2018 and 2017 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Page
Schedule
II	Valuation and Qualifying Accounts	137
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

3.2	Registrant’s By-Laws, as amended, effective September 1, 2018 (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K Current Report filed as of August 21, 2018, File No. 1-7598).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

4.2	Form of Senior Indenture, between Registrant and one or more trustees to be named (incorporated by reference to Exhibit No. 4.2 to the Registrant's Form S-3, File No. 333-221763).

4.3	Form of Subordinated Indenture, between Registrant and one or more trustees to be named (incorporated by reference to Exhibit No. 4.3 to the Registrant's Form-3, File No. 333-221763).
4.4 *	Description of Securities Registered Under Section 12 of the Exchange Act.

Exhibit Number	Description
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

10.14†
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

Exhibit Number	Description
10.16†
Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.17†
Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for restricted stock unit awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.18†
Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for performance unit awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.19†
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

10.21++
Loan and Security Agreement (Building Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant's Form 10-K/A filed as of August 18, 2016, File No. 1-7598).

10.22++
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

10.23++
Loan and Security Agreement (Project Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, a Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein (incorporated by reference to Exhibit 10.45 to the Registrant's Form 10-K/A filed as of August 18, 2016, File No. 1-7598). “Lenders” includes the Registrant.

10.24++
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

10.25
Transition Services Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.1 to the Registrants Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.26
Tax Matters Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.2 to the Registrants Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.27
Employee Matters Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.28
Intellectual Property Matters Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.29
Trademark License Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

Exhibit Number	Description
10.30†
Registrant's Fourth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed as of December 30, 2016, File No. 1-7598).

10.31†
Offer Letter between Registrant and Gary Bischoping, dated March 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s From 8-K Current Report filed as of April 5, 2017, File No. 1-07598).

10.32†
Form of Registrant’s Performance-based Nonqualified Stock Option Agreement under the Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.1 to the Registrant's Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

10.33†
Form of Registrant’s Time-based Nonqualified Stock Option Agreement under the Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.2 to the Registrant's Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

10.34†
Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.3 to the Registrant's Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

10.35†
Form of Registrant’s Performance Unit Agreement under the Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.4 to the Registrant's Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

10.36†
Credit Agreement, dated as of April 3, 2018, among Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of April 4, 2018, File No. 1-7598).

10.37†
Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of December 29, 2017, File No. 1-7598).

10.38†	Form of Registrant’s Time-based Nonqualified Stock Option Agreement under the Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan.

10.39†	Form of Registrant’s Time Based Restricted Stock Unit Agreement under the Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan.

10.40†	Form of Registrant Performance Units Agreement under the Registrant's Fifth Amended and Restated 2005 Omnibus Stock Plan

10.41*
Amendment No.2 to Credit Agreement, dated November 1, 2019, by and among Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto.

21*	List of Subsidiaries as of November 15, 2019

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.*
The following financial statements from the Company's Annual Report on Form 10-K for the year ended September 27, 2019: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Annual Report on Form 10-K for the year ended September 27, 2019, formatted in Inline XBRL and contained in Exhibit 101.

†	Management contract or compensatory arrangement.

*	Filed herewith.

**	Furnished, not filed.

++	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 25, 2019

VARIAN MEDICAL SYSTEMS, INC.

By:	/s/ GARY E. BISCHOPING, JR.
Gary E. Bischoping, Jr. Senior Vice President, Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ DOW R. WILSON	President and Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2019
Dow R. Wilson

/s/ GARY E. BISCHOPING, JR.	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	November 25, 2019
Gary E. Bischoping, Jr.

/s/ MAGNUS A. MOMSEN	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	November 25, 2019
Magnus A. Momsen

/s/ R. ANDREW ECKERT	Chairman of the Board of Directors	November 25, 2019
R. Andrew Eckert

/s/ TIMOTHY E. GUERTIN	Director	November 25, 2019
Timothy E. Guertin

/s/ JEFFREY R. BALSER	Director	November 25, 2019
Jeffrey R. Balser

/s/ ANAT ASHKENAZI	Director	November 25, 2019
Anat Ashkenazi

/s/ JUDY BRUNER	Director	November 25, 2019
Judy Bruner

/s/ JEAN-LUC BUTEL	Director	November 25, 2019
Jean-Luc Butel

/s/ REGINA E. DUGAN	Director	November 25, 2019
Regina E. Dugan

/s/ DAVID J. ILLINGWORTH	Director	November 25, 2019
David J. Illingworth

/s/ PHILLIP FEBBO	Director	November 25, 2019
Phillip Febbo

Schedule II
VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Description	Balance at Beginning of Period	Provision to Allowance for Doubtful Accounts	Write-offs Adjustments Charged to Allowance	Balance at End of Period
		(In millions)
2019	Allowance for doubtful accounts	$41.1	$6.6	$(1.2)	$46.5
2018	Allowance for doubtful accounts	$63.1	$4.0	$(26.0)	$41.1
2017	Allowance for doubtful accounts	$24.2	$43.0	$(4.1)	$63.1

Fiscal Year	Description	Balance at Beginning of Period	Increases	Deductions	Balance at End of Period
		(In millions)
2019	Valuation allowance for deferred tax assets	$101.6	$6.7	$(8.6)	$99.7
2018	Valuation allowance for deferred tax assets	$105.8	$5.3	$(9.5)	$101.6
2017	Valuation allowance for deferred tax assets	$79.6	$26.2	$—	$105.8