Form 10-Q
period 2020-01-03
VARIAN MEDICAL SYSTEMS INC
filed 2020-02-11
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of January 31, 2020, the registrant had 90,665,845 shares of common stock, par value $1 per share, outstanding.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended January 3, 2020

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	January 3,	December 28,
(In millions, except per share amounts)	2020	2018
Revenues:
Product	$421.0	$400.2
Service	407.9	340.8
Total revenues	828.9	741.0
Cost of revenues:
Product	271.9	266.6
Service	190.2	158.3
Total cost of revenues	462.1	424.9
Gross margin	366.8	316.1
Operating expenses:
Research and development	67.1	60.9
Selling, general and administrative	177.0	141.1
Acquisition-related expenses	12.7	2.4
Total operating expenses	256.8	204.4
Operating earnings	110.0	111.7
Interest income	3.0	3.9
Interest expense	(4.7)	(1.2)
Other income, net	4.4	23.0
Earnings before taxes	112.7	137.4
Taxes on earnings	23.8	33.5
Net earnings	88.9	103.9
Less: Net earnings attributable to noncontrolling interests	0.7	0.7
Net earnings attributable to Varian	$88.2	$103.2
Net earnings per share - basic	$0.97	$1.13
Net earnings per share - diluted	$0.96	$1.12
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	90.9	91.0
Weighted average shares outstanding - diluted	91.7	92.0

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
	January 3,	December 28,
(In millions)	2020	2018
Net earnings	$88.9	$103.9
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.0* and $0.0*, respectively	(0.2)	(0.2)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of $(0.2) and $(0.1), respectively	0.9	0.5
	0.7	0.3
Derivative instruments:
Change in unrealized loss, net of tax benefit of $0.0* and $0.0, respectively	(0.1)	—
Reclassification adjustments, net of tax benefit of $0.2 and $0.0, respectively	(0.6)	—
	(0.7)	—
Currency translation adjustment	5.1	(4.0)
Other comprehensive earnings (loss)	5.1	(3.7)
Comprehensive earnings	94.0	100.2
Less: Comprehensive earnings attributable to noncontrolling interests	0.7	0.7
Comprehensive earnings attributable to Varian	$93.3	$99.5

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 3,	September 27,
(In millions, except par values)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$721.9	$531.4
Trade and unbilled receivables, net of allowance for doubtful accounts of $47.0 and $46.5 at January 3, 2020 and September 27, 2019, respectively	1,079.2	1,106.3
Inventories	597.4	551.5
Prepaid expenses and other current assets	248.5	206.2
Total current assets	2,647.0	2,395.4
Property, plant and equipment, net	330.3	311.5
Operating lease right-of-use assets	114.1	—
Goodwill	612.4	612.2
Intangible assets	290.9	300.7
Deferred tax assets	85.7	84.7
Other assets	370.3	397.2
Total assets	$4,450.7	$4,101.7
Liabilities and Equity
Current liabilities:
Accounts payable	$215.3	$248.5
Accrued liabilities	471.2	459.5
Deferred revenues	817.9	766.0
Short-term borrowings	542.0	410.0
Total current liabilities	2,046.4	1,884.0
Long-term lease liabilities	93.7	—
Other long-term liabilities	453.3	440.1
Total liabilities	2,593.4	2,324.1
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 90.7 and 90.8 shares issued and outstanding at January 3, 2020 and September 27, 2019, respectively	90.7	90.8
Capital in excess of par value	870.4	845.6
Retained earnings	983.2	934.0
Accumulated other comprehensive loss	(97.0)	(102.1)
Total Varian stockholders' equity	1,847.3	1,768.3
Noncontrolling interest	10.0	9.3
Total equity	1,857.3	1,777.6
Total liabilities and equity	$4,450.7	$4,101.7

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 3,	December 28,
(In millions)	2020	2018
Cash flows from operating activities:
Net earnings	$88.9	$103.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	14.9	10.5
Depreciation	15.0	12.8
Amortization of intangible assets and inventory step-up	10.2	4.7
Gain on sale of equity investments	(1.4)	(22.0)
Change in fair value of contingent consideration	8.8	—
Other, net	2.7	3.7
Changes in assets and liabilities, net of effects of acquisitions:
Trade and unbilled receivables	29.5	2.9
Inventories	(44.9)	(32.4)
Prepaid expenses and other assets	6.3	8.6
Accounts payable	(32.7)	13.5
Accrued liabilities and other long-term liabilities	(42.1)	(12.5)
Deferred revenues	57.4	47.2
Net cash provided by operating activities	112.6	140.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(22.6)	(14.0)
Acquisitions, net of cash acquired	(1.7)	(25.5)
Sale of equity investments	9.2	29.9
Other, net	—	(3.5)
Net cash used in investing activities	(15.1)	(13.1)
Cash flows from financing activities:
Repurchases of common stock	(43.8)	(34.8)
Proceeds from issuance of common stock to employees	19.7	22.0
Tax withholdings on vesting of equity awards	(3.6)	(4.4)
Borrowings under credit facility agreement	11.0	—
Repayments under credit facility agreement	(11.0)	—
Net borrowings under the credit facility agreements with maturities less than 90 days	132.0	—
Other	(0.9)	—
Net cash provided by (used in) financing activities	103.4	(17.2)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(2.8)	1.7
Net increase in cash, cash equivalents, and restricted cash	198.1	112.3
Cash, cash equivalents, and restricted cash at beginning of period	544.1	516.4
Cash, cash equivalents, and restricted cash at end of period	$742.2	$628.7

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at September 27, 2019	90.8	$90.8	$845.6	$934.0	$(102.1)	$1,768.3	$9.3	$1,777.6
Net earnings	—	—	—	88.2	—	88.2	0.7	88.9
Other comprehensive earnings	—	—	—	—	5.1	5.1	—	5.1
Issuance of common stock	0.3	0.3	20.7	—	—	21.0	—	21.0
Tax withholdings on vesting of equity awards	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Share-based compensation expense	—	—	14.7	—	—	14.7	—	14.7
Repurchases of common stock	(0.4)	(0.4)	(7.0)	(39.0)	—	(46.4)	—	(46.4)
Balances at January 3, 2020	90.7	$90.7	$870.4	$983.2	$(97.0)	$1,847.3	$10.0	$1,857.3

Balances at September 28, 2018	91.2	$91.2	$778.1	$780.4	$(65.3)	$1,584.4	$4.3	$1,588.7
Net earnings	—	—	—	103.2	—	103.2	0.7	103.9
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Issuance of common stock	0.3	0.3	21.7	—	—	22.0	—	22.0
Tax withholdings on vesting of equity awards	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Share-based compensation expense	—	—	10.5	—	—	10.5	—	10.5
Repurchases of common stock	(0.3)	(0.3)	(6.6)	(27.9)	—	(34.8)	—	(34.8)
Other	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balances at December 28, 2018	91.2	$91.2	$799.3	$855.5	$(69.0)	$1,677.0	$5.0	$1,682.0

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The long-term growth and value creation strategy of Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) is to transform the Company from the global leader in radiation therapy to the global leader in multi-disciplinary, integrated cancer care solutions that leverages its clinical experience and strengths in technology development and new product innovation. The Company offers solutions in radiation therapy and medical oncology, as well as interventional oncology, an emerging area of cancer care. The Company designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy, and brachytherapy, and offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolization. Software solutions include treatment planning, informatics, clinical knowledge exchange, patient care management, practice management and decision support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.

The Company has expanded its services offerings to include clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed at facilitating improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, the Company operates ten multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 27, 2019, was derived from audited financial statements as of that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019 (the “2019 Annual Report”).

In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of January 3, 2020, and September 27, 2019, results of operations and statements of comprehensive earnings for the three months ended January 3, 2020, and December 28, 2018, statements of cash flows for the three months ended January 3, 2020, and December 28, 2018, and statements of equity for the three months ended January 3, 2020, and December 28, 2018. The results of operations for the three months ended January 3, 2020, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
Certain reclassifications have been made to the amounts in the prior year in order to conform to the current year's presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2020 was the 53-week period ending October 2, 2020. Fiscal year 2019 was the 52-week period that ended on September 27, 2019. The fiscal quarter ended January 3, 2020 was a 14-week period, and the fiscal quarter ended December 28, 2018, was a 13-week period.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Consolidation of Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s condensed consolidated financial statements. At January 3, 2020 and September 27, 2019, the Company consolidated its non-controlling interest in a joint venture, included within its Oncology Systems business, related to the Cancer Treatment Services International ("CTSI") operations.
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
Significant Accounting Policies
With the exception of the change for the accounting of leases as a result of the adoption of Accounting Standard Codification Topic 842, there have been no material changes to the Company's significant accounting policies provided in Note 1, "Summary of Significant Accounting Policies," within Item 8 of the Company's Annual Report on Form 10-K for the year ended September 27, 2019.

Leases

The Company determines if an arrangement is or contains a lease at the inception of an arrangement. The Company's operating lease right-of-use ("ROU") assets represents the right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets may also include initial direct costs incurred and prepaid lease payments, less lease incentives. Lease liabilities and their corresponding ROU assets are recognized based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate ("IBR"). The Company recognizes operating leases with lease terms of more than twelve months in operating lease right-of-use assets, accrued liabilities, and long-term lease liabilities on its Condensed Consolidated Balance Sheets.

The Company’s finance leases primarily represent certain sale and leaseback-sublease arrangements. The Company has entered into sale-leaseback arrangements with a third-party finance company for certain equipment and simultaneously subleased the equipment to certain qualified customers. The Company’s leaseback arrangements have been accounted for as finance leases as they meet one or more of the finance lease classification criteria. The Company recognizes finance leases with lease terms of more than twelve months in property, plant, and equipment, net, accrued liabilities, and other long-term liabilities on its Condensed Consolidated Balance Sheets.

For purposes of calculating lease liabilities and the corresponding ROU assets, the Company's lease term may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.

The Company generally does not have adequate information to determine the implicit rate in a lease, therefore the Company uses an estimated IBR. The Company does not maintain a public credit rating and its debt arrangements are unsecured, thus requiring significant judgment to calculate the IBR. The Company uses different data sets to estimate the IBR, including: (i) an estimated indicative credit rating of the Company; (ii) yields on comparable credit rating composite curves; (iii) foreign exchange rates; and (iv) an estimated adjustment for collateral. The Company also applies adjustments to account for considerations related to (i) tenor; and (ii) country credit rating that may not be fully incorporated by the aforementioned data sets.

Certain of the Company’s lease arrangements include variable lease payments. Variable lease payments, not dependent on an index or discount rate, are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments generally include common area maintenance, utilities, maintenance charges, property taxes, insurance, and contingent rent payments. Certain of the Company's arrangements contain clauses that provide for contingent rent payments based on a percentage of revenue share and/or earnings before interest, taxes, depreciation, and amortization.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The Company combines lease and non-lease components as a single lease component for both its operating and finance leases. In addition, the Company does not record operating and finance lease assets and liabilities for short-term leases, which have an initial term of twelve months or less.

Recently Adopted Accounting Pronouncements
In the first quarter of fiscal year 2020, the Company adopted the Financial Accounting Standards Board ("FASB") standard on accounting for leases, "Leases." The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record ROU assets and corresponding lease liabilities on the balance sheet. The Company adopted this standard under the optional transition method, which applies the standard on the effective date, rather than the earliest comparative period presented in the financial statements. The Company elected: (1) the "package of practical expedients," which does not require the Company to reassess its prior conclusions about lease identification, lease classification, and initial direct costs under the new standard; (2) not to separate non-lease components from lease components; and (3) not to recognize ROU assets and lease liabilities for short-term leases. The Company has implemented internal controls and key system functionalities to enable the preparation of financial information. The primary impact for the Company was the balance sheet recognition of ROU assets and lease liabilities for operating leases as a lessee. See Note 8, "Commitments and Contingencies," for more information on the impact of this adoption on the Company's condensed consolidated financial statements.
In the first quarter of fiscal year 2020, the Company adopted FASB guidance that added the Overnight Index Swap rate based on the Secured Overnight Financing Rate ("SOFR") as a benchmark interest rate for hedge accounting purposes. The amendment recognizes SOFR as a likely LIBOR replacement and supports the marketplace transition by adding the new reference rate as a benchmark interest rate. The Company has not executed interest rate hedges but adopted the amendment prospectively as the Company may consider interest rate hedges in the future. The Company is monitoring the LIBOR to SOFR migration and will coordinate the transition of outstanding LIBOR based debt and any related interest rate derivatives with counterparties when the market is liquid to ensure an orderly and efficient transition.
In the first quarter of fiscal year 2020, the Company adopted FASB guidance that allows companies to reclassify disproportionate tax effects in accumulated other comprehensive income caused by the Tax Cuts and Jobs Act to retained earnings. The impact of adopting this amendment on the Company's condensed consolidated financial statements was not material.
Recent Accounting Standards or Updates Not Yet Effective
In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the current guidance, and improving the consistent application of and simplification of other areas of the guidance. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its condensed consolidated financial statements.
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

In August 2018, the FASB issued guidance which modifies the disclosure requirements for employers that have sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its condensed consolidated financial statements.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
In June 2016, the FASB issued an amendment to its accounting guidance related to the impairment of financial instruments. The amendment adds a new impairment model that is based on expected losses, rather than incurred losses. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021, with early adoption permitted beginning in the first quarter of fiscal year 2020. The Company is evaluating the impact of adopting this amendment to its condensed consolidated financial statements.
2. OTHER FINANCIAL INFORMATION
Contracts with Customers
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	January 3, 2020	September 27, 2019
Unbilled receivables - current	$315.8	$346.7
Unbilled receivables - long-term (1)	42.7	35.1
Deferred revenues - current	(817.9)	(766.0)
Deferred revenues - long-term (2)	(78.9)	(73.1)
Total net unbilled receivables (deferred revenues)	$(538.3)	$(457.3)
(1)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
(2)Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the three months ended January 3, 2020, unbilled receivables decreased by $23.3 million, primarily due to the timing of billings in Oncology Systems, and deferred revenues increased by $57.7 million primarily due to the contractual timing of billings occurring before the revenues were recognized.
During the three months ended January 3, 2020 and December 28, 2018, the Company recognized revenues of $314.5 million, and $263.4 million, which were included in the deferred revenues balances at September 27, 2019 and September 28, 2018, respectively.
Unfulfilled Performance Obligations
The following table represents the Company's unfulfilled performance obligations as of January 3, 2020, and the estimated revenues expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal Years of Revenue Recognition
(In millions)	Remainder of 2020	2021	2022	Thereafter
Unfulfilled Performance Obligations	$1,884.1	$2,003.2	$787.7	$2,122.9
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash, cash equivalents and restricted cash:

(In millions)	January 3, 2020	September 27, 2019
Cash and cash equivalents	$721.9	$531.4
Restricted cash - current (1)	3.7	4.2
Restricted cash - long-term (2)	16.6	8.5
Total cash, cash equivalents, and restricted cash	$742.2	$544.1
(1)Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
(2)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
Inventories
The following table summarizes the Company's inventories:

(In millions)	January 3, 2020	September 27, 2019
Raw materials and parts	$399.8	$376.5
Work-in-process	75.6	71.8
Finished goods	122.0	103.2
Total inventories	$597.4	$551.5
Other Long-Term Liabilities
The following table summarizes the Company's other long-term liabilities:

(In millions)	January 3, 2020	September 27, 2019
Income taxes payable	$180.8	$180.3
Deferred income taxes	78.1	75.3
Deferred revenues	78.9	73.1
Contingent consideration	42.5	42.3
Defined benefit pension plan	30.4	31.1
Other	42.6	38.0
Total other long-term liabilities	$453.3	$440.1
Other Income, Net
The following table summarizes the Company's other income, net:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Gain on equity investments	$1.4	$22.0
Net foreign currency exchange gain	2.4	1.3
Other income (loss)	0.6	(0.3)
Total other income, net	$4.4	$23.0

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

	Fair Value Measurements at January 3, 2020
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets:
Cash equivalents:
Money market funds	$17.5	$—	$—	$17.5
Available-for-sale securities:
MPTC Series B-1 Bonds	—	27.6	—	27.6
MPTC Series B-2 Bonds	—	25.7	—	25.7
APTC securities	—	6.7	—	6.7
Derivative assets	—	2.3	—	2.3
Total assets measured at fair value	$17.5	$62.3	$—	$79.8

Liabilities:
Contingent consideration	$—	$—	$(84.3)	$(84.3)
Total liabilities measured at fair value	$—	$—	$(84.3)	$(84.3)

	Fair Value Measurements at September 27, 2019
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets:
Cash equivalents:
Money market funds	$0.2	$—	$—	$0.2
Available-for-sale securities:
MPTC Series B-1 Bonds	—	27.1	—	27.1
MPTC Series B-2 Bonds	—	25.1	—	25.1
APTC securities	—	6.6	—	6.6
Derivative assets	—	2.8	—	2.8
Total assets measured at fair value	$0.2	$61.6	$—	$61.8

Liabilities:
Contingent consideration	$—	$—	$(75.3)	$(75.3)
Total liabilities measured at fair value	$—	$—	$(75.3)	$(75.3)

The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's Level 2 available-for-sale securities consist of bonds for the Maryland Proton Therapy Center ("MPTC") and the Alabama Proton Therapy Center

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
(“APTC”). The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets, and other observable inputs such as yields, credit risks, default rates, and volatility. The Company's available-for-sale securities are included in other assets on the Company's Condensed Consolidated Balance Sheets, except for amounts related to short-term interest receivable. See Note 14, "Proton Solutions Loans and Investments," for further information about the available-for-sale securities. As of January 3, 2020, and September 27, 2019, the carrying amount of the Company's Level 1 money market funds and Level 2 available-for-sale securities approximated their respective fair values.
The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to fifteen months in duration.

The Company generally measures the fair value of its Level 3 contingent consideration liabilities based on Monte Carlo pricing models with key assumptions that include estimated revenues of the acquired business, the probability of completing certain milestone targets during the earn-out period, revenue volatility, and estimated discount rates corresponding to the periods of expected payments. If the estimated revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. Changes in key assumptions may result in an increase or decrease in the fair value of contingent consideration. The Company's contingent consideration is from its business combinations and is included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents the reconciliation for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at September 27, 2019	$(75.3)
Adjustments due to the effect of foreign exchange	(0.2)
Change in fair value recognized in earnings	(8.8)
Balance at January 3, 2020	$(84.3)
There were no transfers of assets or liabilities between fair value measurement levels during either the three months ended January 3, 2020, or the three months ended December 28, 2018. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, trade and unbilled receivables, net of allowance for doubtful accounts, revolving loan to California Proton Therapy Center ("CPTC"), accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of January 3, 2020, the fair value of the Term Loan (as defined below) with CPTC approximated its carrying value of $44.0 million. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry. As a result, the Term Loan is categorized as Level 3 in the fair value hierarchy. See Note 14, "Proton Solutions Loans and Investments," for further information.
The Company's equity investments in privately-held companies were $56.4 million and $64.2 million at January 3, 2020 and September 27, 2019, respectively.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $34.1 million and $33.6 million at January 3, 2020 and September 27, 2019, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 14, "Proton Solutions Loans and Investments," for information on the long-term notes receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
4. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net, and long-term notes receivable:

(In millions)	January 3, 2020	September 27, 2019
Trade and unbilled receivables, gross	$1,174.7	$1,193.5
Allowance for doubtful accounts	(47.0)	(46.5)
Trade and unbilled receivables, net	$1,127.7	$1,147.0
Short-term	$1,079.2	$1,106.3
Long-term (1)	$48.5	$40.7
Long-term notes receivable (1) (2)	$34.1	$33.6
(1)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
(2)Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.
A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s financing receivables consist of trade receivables with contractual maturities of more than one year and notes receivable. A small portion of the Company's financing trade receivables are included in short-term trade accounts receivable. As of January 3, 2020, and September 27, 2019, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables. See Note 14, "Proton Solutions Loans and Investments," for more information on the Company's long-term notes receivable balances.
5. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Other	Total (1)
Balance at September 27, 2019	$447.9	$164.3	$612.2
Business combination	0.3	—	0.3
Measurement period adjustments to business combinations in prior year	(0.1)	—	(0.1)
Balance at January 3, 2020	$448.1	$164.3	$612.4
(1)The total carrying value of goodwill at both January 3, 2020, and September 27, 2019 is net of $50.5 million of accumulated impairment charges related to the Company recording an impairment charge for the full value of the Proton Solutions operating segment goodwill in fiscal year 2019.
The following table summarizes the gross carrying amount and accumulated amortization of the Company's intangible assets:

	January 3, 2020			September 27, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$226.4	$(92.2)	$134.2	$226.4	$(85.9)	$140.5
Customer contracts, supplier relationships, and partner relationships	121.1	(28.1)	93.0	121.1	(25.7)	95.4
Trade names	55.1	(4.1)	51.0	55.1	(3.0)	52.1
Other	6.1	(6.1)	—	6.1	(6.1)	—
Total intangible with finite lives	408.7	(130.5)	278.2	408.7	(120.7)	288.0
In-process research and development with indefinite lives	12.7	—	12.7	12.7	—	12.7
Total intangible assets	$421.4	$(130.5)	$290.9	$421.4	$(120.7)	$300.7
Amortization expense for intangible assets was $10.1 million and $4.7 million during the three months ended January 3, 2020 and December 28, 2018, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
As of January 3, 2020, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2020	$27.1
2021	35.6
2022	33.5
2023	32.7
2024	25.7
Thereafter	123.6
Total remaining amortization for intangible assets	$278.2

6. BORROWINGS
The following table summarizes the Company's total short-term borrowings:

	January 3, 2020		September 27, 2019
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Revolving Credit Facility	$542.0	2.80%	$410.0	3.05%
Total short-term borrowings	$542.0		$410.0

On November 1, 2019, the Company entered into Amendment No.2 (the "Amendment") to its Credit Agreement dated April 3, 2018, (the "Credit Agreement"), by and among the Company certain lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Amendment extended the maturity date from April 2023 to November 2024. The Amendment reduced the aggregate principal amount available under Credit Agreement's five-year revolving credit facility (the "Revolving Credit Facility") from $1.8 billion to $1.2 billion, added a $500 million sub-limit for multi-currency borrowings, increased the letter of credit sub-limit from $50.0 million to $225 million, and reduced the commitment fee. In addition, there is a sub-limit for swing line loans of up to $25 million. Under the Revolving Credit Facility, the Company has the right to (i) request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or increased commitments and certain other conditions are met. The proceeds of the Revolving Credit Facility may be used for working capital, capital expenditures, Company share repurchases, permitted acquisitions and other corporate purposes.

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
The Company must pay a commitment fee on the unused portion of the Revolving Credit Facility at a rate from 0.100% to 0.225% based on a net leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the Revolving Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans.
The Credit Agreement provides that certain material domestic subsidiaries must guarantee the Revolving Credit Facility, subject to certain limitations on the amount secured. As of January 3, 2020, no subsidiary guarantees were required to be executed under the Credit Agreement.

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
Other Borrowings
VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2019, the Sumitomo Credit Facility was extended and will expire in February 2020. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5%. As of January 3, 2020, the Company did not have an outstanding principal balance on its Sumitomo Credit Facility.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
The fair value of derivative instruments reported on the Company's Condensed Consolidated Balance Sheets were as follows:

		January 3, 2020	September 27, 2019
(In millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$1.9	$2.8
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.4	—
Total derivatives		$2.3	$2.8
As of September 27, 2019, the fair value of the Company's derivatives not designated as hedging instruments were not material.
Cash Flow Hedging Activities
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

	January 3, 2020	September 27, 2019
(In millions)	Notional Value Sold
Euro	$52.9	$76.5
Japanese Yen	46.2	56.7
	$99.1	$133.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets:

	Loss Recognized in Other Comprehensive Earnings (Loss)
	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Foreign currency forward contracts	$(0.1)	$—
As of January 3, 2020, the net unrealized gain on derivatives, before tax, of $1.9 million was included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and is expected to be reclassified into net earnings over the next 12 months.
The effect of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings was as follows:

	Location and Amount Recognized in Earnings on Cash Flow Hedging Relationships
	Three Months Ended
	January 3, 2020	December 28, 2018
(In millions)	Revenues
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value and cash flow hedges are recorded	$828.9	$741.0
Gain on cash flow hedge relationships:
Foreign currency forward contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net earnings	$0.8	$—
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

The notional amount of the Company's outstanding foreign currency forward contracts relating to balance sheet hedging activities:

(In millions)	January 3, 2020	September 27, 2019
Notional value sold	$471.3	$385.0
Notional value purchased	$116.3	$52.3

The following table presents the gains (losses) recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Net Earnings on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings on Derivative Instruments
	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Other income, net	$(5.0)	$2.8
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Accrued product warranty, at beginning of period	$43.2	$44.8
Charged to cost of revenues	20.8	13.3
Actual product warranty expenditures	(17.8)	(11.8)
Accrued product warranty, at end of period	$46.2	$46.3
Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
Leases
The Company leases its facilities and certain equipment under operating leases. The Company's operating leases have remaining lease terms ranging from less than one year to 19 years. Facilities primarily include general and administrative office space, and space for manufacturing, research and development, and other services. Equipment primarily includes vehicles and various office equipment. The Company's finance leases primarily relate to its sale and leaseback-subleases arrangements for certain equipment and have a remaining lease terms ranging from one year to 8 years.

Lease cost for operating leases is recognized on a straight-line basis over the lease term. Lease cost for finance leases is recognized as amortization of the finance lease ROU asset and interest expense on the finance lease liability over the lease term. The Company also has variable lease cost that primarily relate to its operating leases and include common area maintenance, utilities, maintenance charges, property taxes, insurance, and contingent rent.

The following table summarizes the components of the Company's lease cost:

Three Months Ended
(In millions)	January 3, 2020
Operating lease cost	$7.8
Finance lease cost:
Amortization of right-of-use assets	0.1
Interest on lease liabilities	0.1
Variable lease cost	4.5
Total lease cost	$12.5

The following table summarizes the supplemental cash flow information related to the Company's operating leases:

Three Months Ended
(In millions)	January 3, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$8.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table summarizes supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	January 3, 2020
Operating leases:
Operating right-of-use assets	$114.1

Accrued liabilities	$24.4
Long-term lease liabilities	93.7
Total lease liabilities	$118.1
Finance leases:
Property, plant, and equipment, net	$14.3

Accrued liabilities	$3.4
Other long-term liabilities	10.5
Total lease liabilities	$13.9

The following table summarizes the weighted lease term and discount rate by operating and finance leases:

January 3, 2020
Weighted average remaining lease term in years
Operating leases	7.0
Finance leases	4.8
Weighted average discount rate
Operating leases	4.8%
Finance leases	1.5%

As of January 3, 2020, the future minimum lease payments are as follows:

(In millions)	Operating Leases	Finance leases
Remainder of 2020	$21.5	$2.9
2021	25.8	3.5
2022	20.3	2.9
2023	15.4	2.9
2024	11.8	1.1
Thereafter	51.4	1.1
Total minimum lease payments	$146.2	$14.4
Less: imputed interest	28.1	0.5
Total operating lease liability	$118.1	$13.9

At September 27, 2019, the Company was committed to minimum rentals under non-cancellable operating leases (including rent escalation clauses) for fiscal years 2020 through 2024 and thereafter, as determined under the prior accounting guidance of Accounting Standard Codification 840, as follows: $32.5 million, $26.3 million, $20.2 million, $14.5 million, $10.9 million and $49.9 million, respectively.

Lessor Arrangements
The Company leases some of its equipment to certain customers on operating leases generally over a period of 15 years. As of January 3, 2020, the Company had $22.6 million and $6.4 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. As of September 27, 2019, the Company had $22.5 million and $5.5 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
leased to customers. The Company recorded income of $2.5 million and $2.1 million during the three months ended January 3, 2020 and December 28, 2018, respectively, on these equipment leases.
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

As of January 3, 2020 and September 27, 2019, the Company had accrued $4.7 million and $4.8 million, respectively, net of third parties' indemnification obligations, for environmental remediation liabilities. The Company believes its reserve is adequate; however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.
The Company also reimburses certain third parties for cleanup activities. The amount the Company spent on environmental cleanup costs, third-party claim costs, project management costs and legal costs in the three months January 3, 2020 and December 28, 2018, was not material.
Other Matters
On October 16, 2018, Best Medical International, Inc. sued the Company in U.S. District Court in the District of Delaware, alleging infringement of four patents related to treatment planning. The Company intends to defend the suit vigorously. This lawsuit is in the initial stages, and at this time, the Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure. Therefore, no amounts have been accrued as of January 3, 2020.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The components of net periodic benefit costs were as follows:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Defined Benefit Plans
Service cost	$2.5	$1.8
Interest cost	0.5	0.9
Expected return on plan assets	(1.9)	(1.6)
Amortization of prior service cost	(0.2)	(0.2)
Recognized actuarial loss	1.1	0.6
Net periodic benefit cost	$2.0	$1.5

10. INCOME TAXES
The Company’s effective tax rate was 21.0% and 24.4% for the three months ended January 3, 2020 and December 28, 2018, respectively. The Company’s effective tax rate is lower in the three months ended January 3, 2020 as compared to the year-ago period, primarily because the prior period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the three months ended January 3, 2020; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.
11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of January 3, 2020, approximately 1.9 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
The Company repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	January 3, 2020	December 28, 2018
Number of shares	0.3	0.3
Average repurchase price per share	$139.67	$108.90
Total cost of shares repurchased	$46.4	$34.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 27, 2019	$(61.7)	$2.1	$(42.5)	$(102.1)
Other comprehensive earnings (loss) before reclassifications	—	(0.1)	5.1	5.0
Amounts reclassified out of other comprehensive earnings (loss)	0.9	(0.8)	—	0.1
Tax (expense) benefit	(0.2)	0.2	—	—
Balance at January 3, 2020	$(61.0)	$1.4	$(37.4)	$(97.0)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 28, 2018	$(35.2)	$(30.1)	$(65.3)
Other comprehensive earnings (loss) before reclassifications	—	(4.0)	(4.0)
Amounts reclassified out of other comprehensive earnings (loss)	0.4	—	0.4
Tax expense	(0.1)	—	(0.1)
Balance at December 28, 2018	$(34.9)	$(34.1)	$(69.0)

The amounts reclassified, before taxes, out of other comprehensive earnings (loss) into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

(In millions)	Three Months Ended
Comprehensive Earnings (Loss) Components	January 3, 2020	December 28, 2018	Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.9)	$(0.4)	Other income, net
Unrealized earnings on cash flow hedging instruments	0.8	—	Revenues
Total amounts reclassified out of other comprehensive earnings (loss)	$(0.1)	$(0.4)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
12. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Cost of revenues - Product	$0.8	$0.7
Cost of revenues - Service	1.3	1.1
Research and development	1.2	1.1
Selling, general and administrative	11.6	7.6
Total share-based compensation expense	$14.9	$10.5
Income tax benefit for share-based compensation	$(2.9)	$(2.3)

The fair value of stock options and performance stock options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 3, 2020	December 28, 2018
Employee Stock Option Plans
Expected term (in years)	3.8	3.8
Risk-free interest rate	1.6%	2.9%
Expected volatility	26.0%	22.2%
Expected dividend	—%	—%
Weighted average fair value at grant date (1)	$29.42	$25.87
(1)Excludes the fair value of the market condition based on a relative total shareholder return for the performance stock options granted during the period.

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 3, 2020	December 28, 2018
Employee Stock Purchase Plan
Expected term (in years)	0.5	0.5
Risk-free interest rate	1.6%	2.5%
Expected volatility	26.4%	18.6%
Expected dividend	—%	—%
Weighted average fair value at grant date	$27.58	$22.82

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The activity for stock options and performance stock options is summarized as follows:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 27, 2019	2.2	$97.66
Granted	0.1	131.34
Cancelled or expired	—	99.35
Exercised	(0.1)	82.03
Balance at January 3, 2020	2.2	$101.01	4.6	$98.0
Exercisable at January 3, 2020	1.1	$82.38	3.4	$68.2
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $144.93 as of January 3, 2020, the last trading date of the first quarter of fiscal year 2020, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date..
As of January 3, 2020, there was $20.7 million of total unrecognized compensation expense related to stock options and performance stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.
As of January 3, 2020 there was $0.6 million of total unrecognized compensation expense related to cash-settled stock appreciation rights granted outside the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.2 years.
The activity for restricted stock, restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 27, 2019	0.7	$108.35
Granted	0.1	140.74
Vested	(0.1)	84.99
Cancelled or expired	(0.1)	117.11
Balance at January 3, 2020	0.6	$115.82

As of January 3, 2020, unrecognized compensation expense totaling $43.7 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.0 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
(In millions, except per share amounts)	January 3, 2020	December 28, 2018
Net earnings	$88.9	$103.9
Less: Net earnings attributable to noncontrolling interests	0.7	0.7
Net earnings attributable to Varian	$88.2	$103.2

Denominator:
Weighted average shares outstanding - basic	90.9	91.0
Dilutive effect of potential common shares	0.8	1.0
Weighted average shares outstanding - diluted	91.7	92.0
Net earnings per share attributable to Varian - basic	$0.97	$1.13
Net earnings per share attributable to Varian - diluted	$0.96	$1.12
Anti-dilutive employee share-based awards, excluded	0.8	0.9

14. PROTON SOLUTIONS LOANS AND INVESTMENTS
In limited cases, the Company participates, along with other investors and at market terms, in the financing of proton therapy centers. Over time, the Company has divested some of its investments, including investments in CPTC, the New York Proton Center ("NYPC"), the Georgia Proton Treatment Center and the Delray Radiation Therapy Center.
The following table lists the Company's notes receivable, including accrued interest, senior secured debt, available-for-sale securities, loans outstanding and future commitments for funding the development, construction and operation of various proton therapy centers:

	January 3, 2020		September 27, 2019
(In millions)	Balance	Commitment	Balance	Commitment
Notes Receivable and Secured Debt: (1)
NYPC loan	$32.3	$—	$31.8	$—
RPTC senior secured debt	24.0	—	23.5	—
Proton International LLC loan	1.8	—	1.8	—
	$58.1	$—	$57.1	$—
Available-For-Sale Securities: (1)
MPTC Series B-1 Bonds	$27.6	$—	$27.1	$—
MPTC Series B-2 Bonds	25.7	—	25.1	—
APTC securities	6.7	—	6.6	—
	$60.0	$—	$58.8	$—

CPTC Loans and Investment:
Short-term revolving loan (2)	$5.3	$1.9	$5.3	$1.9
Term loan (3)	44.0	—	44.0	—
	$49.3	$1.9	$49.3	$1.9
(1)Included in other assets at January 3, 2020 and September 27, 2019 on the Company's Condensed Consolidated Balance Sheets, except for amounts related to short-term interest receivable.
(2)Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.
(3)Included in prepaid and other current assets at January 3, 2020 and other assets at September 27, 2019 on the Company's Condensed Consolidated Balance Sheets.

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
At January 3, 2020 and September 27, 2019, the Company had $3.9 million and $2.1 million, respectively, in long-term unbilled receivables from APTC.
Rinecker Proton Therapy Center ("RPTC") Senior Secured Debt
In July 2017, the Company purchased the outstanding senior secured debt related to the RPTC in Munich, Germany for €21.5 million or $24.5 million. By purchasing the senior secured debt, the Company has a right to approximately 77 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced, and in December 2019 the center closed for clinical operations and decommissioning began. Upon finalization of bankruptcy proceedings, the Company believes it is probable it will recover the outstanding senior secured debt balance and trade accounts receivable, net. The Company classified its senior secured debt as long-term other assets because it expects the bankruptcy proceedings to be complete in greater than one year.
At January 3, 2020 and September 27, 2019, the Company had $4.2 million and $4.6 million, respectively, in long-term trade receivables, net, from RPTC, which does not include any unbilled receivables.
New York Proton Center ("NYPC") Loan
In July 2015, the Company committed to loan up to $91.5 million to MM Proton I, LLC. In June 2016, the Company assigned $73.0 million of this loan to Deutsche Bank AG. The remaining balance is comprised of an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. In December 2019, the interest rate on the loan was reduced to 10%, effective May 1, 2019. As of January 3, 2020, the Subordinate Loan is $32.3 million, including accrued interest. The principal balance and accrued interest on the Subordinate Loan are due in full at maturity in January 2022.
At January 3, 2020 and September 27, 2019, the Company had $18.0 million and $16.6 million, respectively, in trade and unbilled receivables, which included $6.4 million and $6.0 million in unbilled receivables, respectively, from NYPC.
Maryland Proton Treatment Center ("MPTC") Securities
The Company has Subordinate Revenue Bonds ("MPTC Series B-2 Bonds") that carry an interest rate of 8.5% per annum with interest accruing up to the MPTC Series B-2 Bonds face amount of $33.9 million until January 1, 2022 and then will pay cash interest semi-annually. The MPTC Series B-2 Bonds will mature on January 1, 2049. The Company also has Subordinate Revenue Bonds ("MPTC Series B-1 Bonds") that carry an interest rate of 7.5% with interest accruing up to the MPTC Series B-1 Bonds face amount of $32.0 million on January 1, 2022 and then will pay cash interest semi-annually. The MPTC Series B-1 Bonds will mature on January 1, 2048. The MPTC Series B-1 Bonds are senior in right and time to the MPTC Series B-2 Bonds.
At January 3, 2020 and September 27, 2019, the Company had zero net trade and unbilled receivables from MPTC.
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
On the Closing Date, the Lenders entered into a Credit Agreement with Original CPTC of which the terms of the Original CPTC Loans, DIP Facility and accrued interest (collectively “Former Loans”) have been modified. In addition to the partially satisfied Original CPTC Loans reinstated by the Bankruptcy Court, the Company received a 47.08% equity ownership in CPTC, which it sold for a nominal amount in March 2019. Original CPTC has assigned all its Former Loans to CPTC at an amount of $112.0 million, the partially satisfied loan balance. Per the terms of the Credit Agreement, the Company's portion of the $112.0 million is $53.5 million; the remainder is allocated between ORIX and J.P. Morgan. The $53.5 million is composed of four tranches: Tranche A of $2.0 million, Tranche B of $7.2 million, Tranche C of $15.6 million, and Tranche D of $28.7 million (collectively, the "Term Loan"). The maturity date of the Term Loan is three years from the Closing Date. The Term Loan is secured by the assets of CPTC.
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. In the first quarters of fiscal 2019, fiscal 2020 and subsequent to the end of the first quarter of fiscal 2020, as provided in the initial agreement, the Lenders have granted extensions to the term of the Revolving Loan with a current maturity of June 30, 2020. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of January 3, 2020, the Company has funded $5.3 million.
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
At January 3, 2020, and September 27, 2019, the Company had $2.9 million and $2.6 million, respectively, in trade receivables, net, from CPTC.
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

The Oncology Systems segment also provides clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed at facilitating improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, the Company operates ten multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka.
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
The Company allocates corporate costs to its operating segments based on the relative revenues of Oncology Systems, Proton Solutions and Interventional Solutions. The Company allocates these costs, excluding certain corporate related costs, transactions or adjustments that the Company's CODM considers to be non-operational, such as restructuring and impairment charges, significant litigation charges or benefits and legal costs, and acquisition-related expenses and in process research and development. Although the Company excludes these amounts from segment operating earnings, they are included in the condensed consolidated operating earnings and included in the reconciliation below.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table summarizes select financial results for each reportable segment:

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Revenues
Oncology Systems	$782.4	$702.5
Proton Solutions	27.6	38.5
Total reportable segments	810.0	741.0
Other	18.9	—
Total Company	$828.9	$741.0
Earnings from continuing operations before taxes
Oncology Systems	$136.4	$124.1
Proton Solutions	(14.3)	(8.8)
Total reportable segments	122.1	115.3
Other	2.8	—
Unallocated corporate	(14.9)	(3.6)
Operating earnings	110.0	111.7
Interest income (expense), net	(1.7)	2.7
Other income, net	4.4	23.0
Total Company	$112.7	$137.4
Disaggregation of Revenues
The Company disaggregates its revenues from contracts by major product categories, geographic region, and by timing of revenue recognition for each of its reportable operating segments, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.
Revenues by Product Type

	Three Months Ended
Total Revenues by Product Type	January 3,	December 28,
(In millions)	2020	2018
Hardware
Oncology Systems	$320.0	$313.6
Proton Solutions	20.1	33.6
Other	18.9	—
Total Hardware	359.0	347.2
Software (1)
Oncology Systems	148.8	131.2
Proton Solutions	—	—
Total Software	148.8	131.2
Service
Oncology Systems	313.6	257.7
Proton Solutions	7.5	4.9
Total Service	321.1	262.6
Total Revenues	$828.9	$741.0
(1) Includes software support agreements that are recorded in revenues from service, and software licenses that are recorded in revenues from product in the Condensed Consolidated Statements of Earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Revenues by Geographical Region

	Three Months Ended
Total Revenues by Geographical Region	January 3,	December 28,
(In millions)	2020	2018
Americas
Oncology Systems	$378.9	$330.8
Proton Solutions	16.9	19.6
Other	6.4	—
Total Americas	402.2	350.4
EMEA
Oncology Systems	259.8	234.5
Proton Solutions	10.3	16.5
Other	2.8	—
Total EMEA	272.9	251.0
APAC
Oncology Systems	143.7	137.2
Proton Solutions	0.4	2.4
Other	9.7	—
Total APAC	153.8	139.6
Total Revenues	$828.9	$741.0
North America (1)
Oncology Systems	$355.2	$309.1
Proton Solutions	16.9	19.6
Other	6.4	—
Total North America	378.5	328.7
International
Oncology Systems	427.2	393.4
Proton Solutions	10.7	18.9
Other	12.5	—
Total International	450.4	412.3
Total Revenues	$828.9	$741.0
(1)North America primarily includes the United States and Canada.
Revenues by Timing of Revenue Recognition

	Three Months Ended
Timing of revenue recognition	January 3,	December 28,
(In millions)	2020	2018
Products transferred at a point in time
Oncology Systems	$382.0	$366.6
Other	18.9	—
Total products transferred at a point in time	400.9	366.6
Products and services transferred over time
Oncology Systems	400.4	335.9
Proton Solutions	27.6	38.5
Total products and services transferred over time	428.0	374.4
Total Revenues	$828.9	$741.0

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
16. BUSINESS COMBINATIONS
Business Combinations in Fiscal Year 2020
The Company completed an acquisition in its Oncology Systems business that was not material in the first quarter of fiscal year 2020. The acquisition was comprised of goodwill and assets acquired. The purchase accounting from this transaction is not yet finalized.

Business Combinations in Fiscal Year 2019
Assets acquired from Boston Scientific
In August 2019, the Company acquired Boston Scientific's embolics microspheres business, for treating arteriovenous malformations and hypervascular tumors, for a purchase price of $90.0 million in cash consideration. The assets from this purchase are included in the Company's Interventional Solutions business, which is included in the Other category. The purchase accounting from this transaction has been finalized.

Cancer Treatment Services International
In June 2019, the Company acquired CTSI, a privately-held company for a purchase price of $277.0 million, consisting of $262.8 million of cash consideration, $8.2 million of contingent consideration, and $6.0 million of other consideration. The undiscounted range of the contingent consideration payments is zero to $58 million and is based on actual revenues over the 18 months following the acquisition date. There have been no changes this quarter to the fair value of the contingent consideration included in the initial purchase price. The Company has included this acquisition in its Oncology Systems business. The purchase accounting from this transaction is not yet finalized. The Company recorded a measurement period adjustment in the first quarter of fiscal year 2020 that was not material.

Endocare and Alicon
In June 2019, the Company acquired Endocare and Alicon for a combined purchase price of $210.0 million consisting of $197.4 million of cash consideration and $12.6 million of contingent consideration. The undiscounted range of the contingent consideration payments is zero to $40 million and is based on actual revenues through March 2020. Due to better than expected actual and projected financial performance for Endocare and Alicon, as well as a change in the expected mix of products, the Company recorded an $8.8 million increase in the fair value of contingent consideration in the first quarter of fiscal year 2020, in addition to a $18.6 million increase in the fair value of the contingent consideration recorded in the fourth quarter of fiscal year 2019. The Company has recorded a total of $40.0 million in contingent consideration related to the Endocare and Alicon acquisitions, which is expected to be paid in fiscal year 2020. These acquisitions are included in the Company's Interventional Solutions business, which is included in the Other category. The purchase accounting from this transaction is not yet finalized. The Company has not recorded any measurement period adjustments this quarter.

Other Acquisitions in Fiscal Year 2019
In the third quarter of fiscal year 2019, the Company purchased a privately-held company for a cash purchase price of $15.2 million, including a holdback of $3.6 million and contingent consideration. At the closing date, the value of the contingent consideration was zero because none of the milestones were probable to be achieved however, the Company could potentially pay up to approximately $9 million by 2023 if certain milestones were met plus additional payments for achieving revenue targets through 2035. The acquisition was classified as an asset acquisition. This acquisition is included in the Other category.
In the first quarter of fiscal year 2019, the Company acquired a privately-held software company for a purchase price of $28.5 million. The acquisition primarily consisted of $21.9 million in goodwill and $6.5 million in finite-lived intangible assets. The Company integrated this acquisition into its Oncology Systems reporting unit.
Other Information
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount. The Company believes the factors that contributed to goodwill in its completed acquisitions include synergies not available to market participants, as well as the acquisition of a talented workforce.

The fair value of assets acquired and liabilities assumed has been determined on a preliminary basis for acquisitions completed in the current year and certain acquisitions in the previous fiscal year. The Company will finalize these amounts as it obtains the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of a business combination may result in certain adjustments. The Company expects to finalize these amounts no later than one year from the date of each business combination.

The condensed consolidated financial statements include the operating results from the date the above businesses were acquired. Pro forma results of operations for the completed acquisitions have not been presented because the effects were not material to the Company's condensed consolidated financial statements.

The Company incurred acquisition transaction costs of $3.9 million and $2.4 million during the three months ended January 3, 2020 and December 28, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: growth strategies; industry or market segment outlook; economic and market conditions; domestic and global trends; development, market acceptance of or transition to new products, technologies, solutions or services; growth drivers; future orders, revenues, operating expenses, tax rate, cash flows, backlog, earnings growth or other financial results; expected capital expenditures; new and potential future tariffs and exclusions therefrom or cross-border trade restrictions; currency fluctuation, changes in political, regulatory, safety or economic conditions; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 27, 2019 (the “2019 Annual Report”), as well as the information contained under Part I, Item 1A "Risk Factors" of the 2019 Annual Report and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q , and other information provided from time to time in our other filings with the SEC.
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

Our vision is a world without fear of cancer. Our mission is to combine the ingenuity of people with the power of data and technology to achieve new victories against cancer. Our long-term growth and value creation strategy is to transform our company from the global leader in radiation therapy (also referred to as radiotherapy) to the global leader in multi-disciplinary, integrated cancer care solutions that leverages our clinical experience and strengths in technology development and new product innovation. To achieve these long-term objectives, we are focused on driving growth through strengthening our leadership in radiation therapy, extending our global footprint and expanding into new markets and therapies.
We have two reportable operating segments: Oncology Systems and Proton Solutions. Our Interventional Solutions business is reflected in the Other category because it does not meet the criteria for a reportable operating segment. The operating segments were determined based on how our Chief Executive Officer, who is our Chief Operating Decision Maker (“CODM”), views and evaluates our operations. The CODM allocates resources to and evaluates the financial performance of each operating segment primarily based on operating earnings. We report revenues in three regions. The Americas region includes North America (primarily United States and Canada) and Latin America. The EMEA region includes Europe, Russia, the Middle East, India and Africa. The APAC region primarily includes East and Southeast Asia and Australia.

Highlights for the Three Months Ended January 3, 2020
Financial Summary

	Three Months Ended
(In millions, except per share amounts)	January 3, 2020	December 28, 2018	Change
Gross Orders	$818.6	$721.7	13%
Oncology Systems	773.8	716.5	8%
Proton Solutions	25.9	5.2	399%
Other	18.9	—	n/m
Backlog	$3,305.3	$3,174.7	4%
Revenues	$828.9	$741.0	12%
Oncology Systems	782.4	702.5	11%
Proton Solutions	27.6	38.5	(28)%
Other	18.9	—	n/m
Gross margin as a percentage of revenues	44.2%	42.7%	160 bps
Effective tax rate	21.0%	24.4%
Net earnings attributable to Varian	$88.2	$103.2	(14)%
Diluted net earnings per share	$0.96	$1.12	(14)%
Net cash provided by operating activities	$112.6	$140.9	(20)%
Number of shares repurchased	0.3	0.3	4%
Total cost of shares repurchased	$46.4	$34.8	33%
n/m - not meaningful

Tariff Measures. Between July 2018 and May 2019, the Trump Administration imposed a series of tariffs, ranging from 5% to 25%, on numerous products imported into the United States from China, including Varian’s radiotherapy systems manufactured in China and certain components used in our manufacturing and service activities. In July and August 2018, China retaliated against the U.S. tariffs by imposing its own series of tariffs, ranging from 10% to 25%, on certain products imported into China from the United States, including Varian’s radiotherapy systems and certain manufacturing and service components.

We participated in the Office of the U.S. Trade Representative (“USTR”) process to seek product-specific exclusions from the U.S. tariffs on Chinese imports. To date, USTR has granted tariff exclusions for four products: certain radiotherapy systems manufactured in China, as well as three key components of the radiation therapy systems that we manufacture in the United States -multi-leaf collimators, certain printed circuit board assemblies and tungsten shielding. We submitted an additional U.S. exclusion request in September 2019, in relation to a manufacturing component, which is pending. In December 2019, USTR granted a one-year extension to our exclusion for radiotherapy systems.

In June and July 2019, we submitted formal requests to the Chinese government for exclusions from the Chinese retaliatory tariffs for manufacturing inputs, service parts and radiotherapy systems imported into China from the United States. In September 2019, the Chinese government granted a tariff exclusion for medical linear accelerators, including our radiotherapy systems, with retroactive effect. The other exclusion requests are still pending. The U.S. and Chinese government tariff exclusions are for one-year periods, with anticipated renewal processes. In the aggregate, these tariffs will be referred to as "U.S./China tariffs."
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

Currency fluctuations had approximately a $5.4 million and $3.6 million unfavorable impact on total revenues and Oncology Systems gross orders, respectively, for the three months ended January 3, 2020, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
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

We have expanded our services offerings to include clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed to facilitate improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, we operate ten multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka. We also expect to innovate and incubate new solutions such as technology-enabled services, and to develop additional technologies that incorporate artificial intelligence and machine learning capabilities, in an environment of data security and patient privacy integrity.
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
In the radiation oncology markets outside of North America, we expect the EMEA and Latin America markets to grow over the long term with varying growth rates across the regions. In APAC, we expect China to lead longer-term regional growth. Overall, we believe the global radiation oncology market can grow over the long term, in constant currencies, in the mid-single-digit range.
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
As of January 3, 2020, we had a total of $167.4 million of notes receivable, including accrued interest, senior secured debt, available-for-sale securities, and loans outstanding to Proton Solutions customers. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.

Other. The Other category includes our Interventional Solutions business that offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolization. We also provide software for post treatment, image-guided dosimetry for Yttrium-90 microspheres used in selective internal radiation therapy. The Other category also includes assets related to the use of radiation in the heart and other forms of radiosurgery for cardiovascular disease.
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

We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. During the three months ended January 3, 2020, there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report.
Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 was the 53-week period ending October 2, 2020, and fiscal year 2019 was the 52-week period that ended September 27, 2019. The fiscal quarter ended January 3, 2020 was a 14-week period and the fiscal quarter ended December 28, 2018 was a 13-week period.
Discussion of Results of Operations for the Three Months Ended January 3, 2020 Compared to the Three Months Ended December 28, 2018
Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change
Product	$421.0	$400.2	5%
Service	407.9	340.8	20%
Total Revenues	$828.9	$741.0	12%
Product as a percentage of total revenues	51%	54%
Service as a percentage of total revenues	49%	46%

Total product revenues increased in the three months ended January 3, 2020, compared to the year-ago period, due to $18.9 million in revenues from the Other category and an increase in revenues from Oncology Systems, partially offset by a decrease in revenues from Proton Solutions. Total service revenues increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to Oncology Systems, which included approximately $19 million in additional service revenues due to the three months ended January 3, 2020, being a 14-week period and approximately $18 million in service revenues from CTSI.

Revenues by geographical region	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change	Constant Currency
Americas	$402.2	$350.4	15%	15%
EMEA	272.9	251.0	9%	11%
APAC	153.8	139.6	10%	10%
Total Revenues	$828.9	$741.0	12%	13%

North America (1)	$378.5	$328.7	15%	15%
International	450.4	412.3	9%	11%
Total Revenues	$828.9	$741.0	12%	13%
North America as a percentage of total revenues	46%	44%
International as a percentage of total revenues	54%	56%
(1) North America primarily includes the United States and Canada.
The Americas revenues increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from Oncology Systems and, to a lesser extent, an increase in revenues from the Other category, partially offset by a decrease in revenues from Proton Solutions. EMEA revenues increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase from Oncology Systems, which included approximately $14 million in revenues from CTSI and, to a lesser extent, an increase in revenues from the Other category, partially offset by a decrease in revenues from Proton Solutions. APAC revenues increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from the Other category and Oncology Systems, partially offset by a decrease in revenues from Proton Solutions.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change	Constant Currency
Product	$382.0	$366.6	4%	5%
Service	400.4	335.9	19%	20%
Total Oncology Systems Revenues	$782.4	$702.5	11%	12%
Product as a percentage of total Oncology Systems revenues	49%	52%
Service as a percentage of total Oncology Systems revenues	51%	48%
Oncology Systems revenues as a percentage of total revenues	95%	95%
Oncology Systems product revenues increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to higher software sales. In the three months ended December 28, 2018, revenues from hardware products included a negative impact of approximately $8 million from the U.S./China Tariffs, as compared to a benefit of approximately $3 million related to tariff refunds in the three months ended January 3, 2020.
Oncology Systems service revenues, which include performance obligations for installation, training and warranty, increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to the ongoing customer adoption of service contracts as the warranty periods on our TrueBeam systems expire and an increase in the number of customers as the installed base of our products continues to grow. The three months ended January 3, 2020 was a 14-week period, which resulted in approximately $19 million in additional service revenues being recorded. Also, Oncology Systems service revenues include approximately $18 million in revenues from CTSI in the three months ended January 3, 2020.

Revenues by geographical region	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change	Constant Currency
Americas	$378.9	$330.8	15%	15%
EMEA	259.8	234.5	11%	13%
APAC	143.7	137.2	5%	4%
Total Oncology Systems Revenues	$782.4	$702.5	11%	12%

North America	$355.2	$309.1	15%	15%
International	427.2	393.4	9%	10%
Total Oncology Systems Revenues	$782.4	$702.5	11%	12%
North America as a percentage of total Oncology Systems revenues	45%	44%
International as a percentage of total Oncology Systems revenues	55%	56%
Americas Oncology Systems revenues increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from services and hardware products in North America.
EMEA Oncology Systems revenues increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from services and software licenses. EMEA Oncology Systems revenues from services include approximately $14 million from CTSI.
APAC Oncology Systems revenues increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from services, partially offset by a decrease in revenue from hardware products. In the three months ended December 28, 2018, revenues from hardware products included a negative impact of approximately $8 million from the U.S./China Tariffs.
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
Proton Solutions Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change
Product	$20.1	$33.6	(40)%
Service	7.5	4.9	54%
Total Proton Solutions Revenues	$27.6	$38.5	(28)%
Proton Solutions revenues as a percentage of total revenues	3%	5%
Revenues from Proton Solutions decreased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to a decrease in product revenues that resulted from the timing of project completion and stage of progress, partially offset by an increase in service revenues resulting from the increase in proton centers transitioned to service contracts.

Other Revenues
Revenues from the Other category was $18.9 million for the three months ended January 3, 2020. Revenues from the Other category are allocated to product revenues and are related to our Interventional Solutions business.
Gross Margin

Dollars by segment	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change
Oncology Systems	$353.0	$309.8	14%
Proton Solutions	—	6.3	n/m
Other	13.8	—	n/m
Gross margin	$366.8	$316.1	16%
Percentage by segment
Oncology Systems	45.1%	44.1%
Proton Solutions	n/m	16.9%
Other	72.8%	—%
Total Company	44.2%	42.7%
Percentage by sales classification
Total Company - Product	35.4%	33.4%
Total Company - Service	53.4%	53.6%
Oncology Systems - Product	36.1%	35.8%
Oncology Systems - Service	53.7%	53.2%
n/m - not meaningful
Oncology Systems product gross margin percentage increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to certain tariff exclusions. In the three months ended December 28, 2018, the U.S./China tariffs had a negative impact of approximately $11 million, comprised of a negative impact of $8 million in revenues and $3 million in cost of revenues, compared to a total negative impact of approximately $0.8 million in the three months ended January 3, 2020.
Oncology Systems service gross margin percentage increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in service revenues.
Proton Solutions gross margin percentage decreased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to project mix and increased project costs.
Research and Development

	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change
Research and development	$67.1	$60.9	10%
Research and development as a percentage of total revenues	8%	8%
Research and development expenses increased $6.2 million in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in investments in software, Flash technology, adaptive radiotherapy and other strategic programs.

Selling, General and Administrative and Acquisition-related expenses

	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change
Selling, general and administrative	$177.0	$141.1	25%
Acquisition-related expenses	$12.7	$2.4	419%
Selling, general and administrative as a percentage of total revenues	21%	19%
Acquisition-related expenses as a percentage of total revenues	2%	—%
Selling, general and administrative expenses increased $35.9 million in the three months ended January 3, 2020, compared to the year-ago period, as we continue to invest in scaling our operations to support growth, including an increase in headcount to support sales and marketing for recent acquisitions and investments in product management for treatment planning in Oncology Systems. Also contributing to the increase in the three months ended January 3, 2020, was $5.3 million in additional amortization of intangible assets and approximately $3 million in additional costs due to the three months ended January 3, 2020 being a 14-week period.

Acquisition-related expenses increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an $8.8 million increase in the fair value of contingent consideration related to the Endocare and Alicon acquisitions.
Other Income, Net

	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change
Interest income	$3.0	$3.9	(25)%
Interest expense	$(4.7)	$(1.2)	282%
Other income, net	$4.4	$23.0	(81)%
Interest income decreased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to a decrease in interest income from loans to our Proton Solution customers and available-for-sale securities. Interest expense increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in borrowings. Other income, net, decreased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to a $22.0 million gain on the sale of an equity investment in the three months ended December 28, 2018.
Taxes on Earnings

	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Change
Taxes on earnings	$23.8	$33.5	(29.0)%
Effective tax rate	21.0%	24.4%
Our effective tax rate is lower in the three months ended January 3, 2020, compared to the year-ago period, primarily because the prior year-ago period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.
Our effective tax rate is impacted by the percentage of our total earnings that comes from our international regions, the mix of particular tax jurisdictions within our international regions, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We expect that our effective tax rate may experience increased fluctuations from period to period. See Note 10, "Income Taxes," of the Notes to the Consolidated Financial Statements in our 2019 Annual Report.

Diluted Net Earnings Per Share

	Three Months Ended
	January 3, 2020	December 28, 2018	Percent Change
Diluted net earnings per share	$0.96	$1.12	(14)%
n/m - not meaningful

Diluted net earnings per share decreased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to a $22.0 million gain on the sale of an equity investment in the three months ended December 28, 2018, and an $8.8 million increase in the fair value of contingent consideration related to the Endocare and Alicon acquisition in the three months ended January 3, 2020, partially offset by a decrease in the effective tax rate in the three months ended January 3, 2020, as compared to the prior period.
Gross Orders

Gross orders by segment	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change
Oncology Systems	$773.8	$716.5	8%
Proton Solutions	25.9	5.2	399%
Other	18.9	—	n/m
Total Gross Orders	$818.6	$721.7	13%
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

Oncology Systems Gross Orders

Gross orders by geographical region	Three Months Ended
(Dollars in millions)	January 3, 2020	December 28, 2018	Percent Change	Constant Currency
Americas	$359.5	$335.9	7%	7%
EMEA	236.7	218.3	8%	11%
APAC	177.6	162.3	9%	9%
Total Oncology Systems Gross Orders	$773.8	$716.5	8%	9%

North America	$326.8	$313.5	4%	4%
International	447.0	403.0	11%	12%
Total Oncology Systems Gross Orders	$773.8	$716.5	8%	9%
The Americas Oncology Systems gross orders increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in gross orders from services in North America, partially offset with a decrease in gross orders from hardware products.
EMEA Oncology Systems gross orders increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to an increase in gross orders from services, partially offset by a decrease in gross orders from hardware products. EMEA Oncology Systems gross orders from services include approximately $14 million from CTSI.
APAC Oncology Systems gross orders increased in the three months ended January 3, 2020, compared to the year-ago period, primarily due to a growth in orders across the region, primarily in Greater China, Southeast Asia, and South Korea, for our products and services, partially offset by a decrease in hardware product orders in Japan.
The trailing 12 months' growth in gross orders for Oncology Systems at the end of the first quarter of fiscal year 2020 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	January 3, 2020	September 27, 2019	June 28, 2019	March 29, 2019
Americas	6%	7%	6%	8%
EMEA	11%	12%	13%	18%
APAC	6%	9%	22%	20%
North America	6%	8%	6%	9%
International	9%	10%	15%	17%
Total Oncology Systems Gross Orders	8%	9%	11%	13%
Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations. Over the long-term, we expect international gross orders, specifically from emerging markets, to grow as a percentage of overall orders. Oncology Systems gross orders are affected by foreign currency fluctuations, which could impact the demand for our products. In addition, government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.
Proton Solutions Gross Orders
Proton Solutions gross orders increased $20.7 million in the three months ended January 3, 2020, compared to the year-ago period, primarily due to one proton therapy system order in the three months ended January 3, 2020, as compared to none in the prior year period. Also contributing to the increase in gross orders was an increase in service orders.
Other Gross Orders
Other gross orders were $18.9 million in the three months ended January 3, 2020, and was related to our Interventional Solutions business.

Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. At January 3, 2020, total Company backlog was $3.3 billion, an increase of 4% compared to the backlog at December 28, 2018. Our Oncology Systems backlog at January 3, 2020 was 4% higher than the backlog at December 28, 2018, which reflected an increase of 4% for the both international and North America regions, respectively. Proton Solutions backlog was $220 million at January 3, 2020.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are classified as dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled net reductions of $74.5 million in the three months ended January 3, 2020, compared to a net addition of $11.0 million in the year-ago period.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash:

(In millions)	January 3, 2020	September 27, 2019	Increase
Cash and cash equivalents	$721.9	$531.4	$190.5
Restricted cash	20.3	12.7	7.6
Total cash, cash equivalents, and restricted cash	$742.2	$544.1	$198.1
The increase in cash, cash equivalents, and restricted cash in the three months ended January 3, 2020 was primarily due to $132.0 million in net borrowings from our credit facility, $112.6 million of cash provided by operating activities, $19.7 million in proceeds from the issuance of common stock to employees, and $9.2 million in proceeds from the sale of an equity investment, partially offset by $43.8 million used for the repurchase of shares of VMS common stock, $22.6 million used for purchases of property, plant, and equipment, and $3.6 million used for tax withholdings on vesting of equity awards.
At January 3, 2020, we had approximately $29 million, or 4%, of cash and cash equivalents in the United States, which includes approximately $18 million in money market funds, and approximately $693 million, or 96%, of cash and cash equivalents was held abroad. In light of the changes to the U.S. federal taxation of foreign earnings, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of January 3, 2020, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.

Cash Flows

	Three Months Ended
(In millions)	January 3, 2020	December 28, 2018
Net cash flow provided by (used in):
Operating activities	$112.6	$140.9
Investing activities	(15.1)	(13.1)
Financing activities	103.4	(17.2)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2.8)	1.7
Net increase in cash, cash equivalents and restricted cash	$198.1	$112.3
Our primary cash inflows and outflows were as follows:
•In the three months ended January 3, 2020, net cash provided by operating activities was $112.6 million compared to $140.9 million in the three months ended December 28, 2018. The $28.3 million decrease in net cash from operating activities was driven by a $53.8 million decrease in the net change from operating assets and liabilities and a $15.0 million decrease in net earnings, partially offset by a $40.5 million increase from non-cash items.
•The major contributors to the net change in operating assets and liabilities, net of effects of acquisitions, in the three months ended January 3, 2020 were as follows:
◦Trade and unbilled receivables decreasing $29.5 million primarily due to a decrease in unbilled receivables in Oncology Systems.
◦Inventory increasing $44.9 million primarily to support a higher volume of orders in Oncology Systems.
◦Accounts payable decreasing $32.7 million primarily due to timing of payments.
◦Accrued liabilities and other long-term liabilities decreasing $42.1 million, primarily due to the timing of payments processed for accrued compensation and payments related to operating leases resulting from the adoption of the lease accounting standard.
◦Deferred revenues increasing $57.4 million primarily due to an increase in billing ahead of revenue recognition resulting from changes in the mix of contractual billing terms.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, trade receivable collections, inventory management, contracts with extended payment terms, and the timing and amount of taxes and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A herein and in Part I, Item 1A of our 2019 Annual Report.
•In the three months ended January 3, 2020, cash used in investing activities was $15.1 million, compared to $13.1 million in the three months ended December 28, 2018. In the three months ended January 3, 2020, cash used in investing activities primarily included $22.6 million for purchases of property, plant and equipment, partially offset by $9.2 million in proceeds from the sale of an equity investment. In the three months ended December 28, 2018, cash used in investing activities primarily included $25.5 million used for acquisitions and $14.0 million for the purchases of property, plant and equipment, partially offset by $29.9 million in proceeds from the sale of an equity investment.
•In the three months ended January 3, 2020, cash provided by financing activities was $103.4 million, compared to cash used of $17.2 million in the three months ended December 28, 2018. In the three months ended January 3, 2020, cash provided by financing activities primarily included $132.0 million in net borrowings from our credit facility and $19.7 million in proceeds received from stock option exercises and employee stock purchases, partially offset by $43.8 million used for the repurchase of VMS common stock and $3.6 million used for tax withholdings on vesting of equity awards. In the three months ended December 28, 2018, cash used in financing activities primarily included $34.8 million used for the repurchase of VMS common stock and $4.4 million used for tax withholdings on vesting of equity awards, partially offset by $22.0 million in proceeds received from stock option exercises and employee stock purchases.
Revolving Credit Facility
The following table summarizes our short-term borrowings:

(Dollars in millions)	January 3, 2020		September 27, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility	$542.0	2.80%	$410.0	3.05%
Total short-term borrowings	$542.0		$410.0

See Note 6, "Borrowings," of the Notes to the Condensed Consolidated Financial Statements for further information about our Credit Agreement and other borrowing arrangements.
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

Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) was 112 days at January 3, 2020, as compared to 111 days at December 28, 2018. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. Proton Solutions' DSO is not meaningful because it is highly variable. As of January 3, 2020, approximately 4% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	January 3, 2020	December 28, 2018
Number of shares	0.3	0.3
Average repurchase price per share	$139.67	$108.90
Total cost of shares repurchased	$46.4	$34.8

In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of January 3, 2020, approximately 1.9 million shares of VMS common stock remained available for repurchase under the November 2016 authorization.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act. As of January 3, 2020, our liability for uncertain tax positions was $45.6 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. We have elected to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of January 3, 2020, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $135.2 million.
See Note 8, "Commitments and Contingencies," of the Notes to the Condensed Consolidated Financial Statements for further information about contractual obligations regarding lease arrangements.
Except for the item discussed above, there has been no significant change to the other contractual obligations we reported in our 2019 Annual Report.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of January 3, 2020, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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

From time to time, we are required to provide letters of credit, surety bonds and bank guarantees to support certain obligations that arise in the ordinary course of business and in some cases, in place of pledging cash collateral. There has been no significant change to the balance of these outstanding instruments from what we reported in our 2019 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to three primary types of market risks: credit risk and counterparty risk, foreign currency exchange rate risk and interest rate risk. Our exposures to the three market risks have not changed materially since September 27, 2019. For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2019 Annual Report.
Item 4. Controls and Procedures
(a)Disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a-15(b) or 15d-15(b), as applicable, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 8, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.
Item 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended September 27, 2019, except as follows:

Economic, political and other risks associated with international sales and operations could adversely affect our sales or make them less predictable.
Revenues outside of the United States accounted for approximately 57%, 55%, and 53% of our total revenues during fiscal years 2019, 2018 and 2017, respectively. Correspondingly, we must provide significant service and support globally. We also manufacture many of our products and conduct a significant portion of our research and development outside of the United States. We intend to continue to expand our presence in international markets and expect to expend significant resources in doing so. We cannot assure you that we will be able to recover these investments in international markets.

Our results of operation could be adversely affected by a variety of factors, including, among other things:

•	lower sales prices and gross margins usually associated with sales of our products and services in international regions, and in emerging markets in particular;

•	the longer payment cycles associated with many foreign customers;

•	the typically longer periods from placement of orders to revenue recognition in certain international and emerging markets;

•	currency fluctuations;

•	difficulties in interpreting or enforcing agreements and collecting receivables through the legal systems of many foreign countries;

•	unstable regional political and economic conditions or changes in restrictions on trade between the United States and other countries;

•	changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the United Kingdom (the “U.K.”) exit from the European Union (“E.U.”) (“Brexit”);

•	the imposition by governments, including the United States, of additional taxes, tariffs, global economic sanctions programs or other restrictions on foreign trade;

•	any inability to obtain required export or import licenses or approvals;

•	any inability to comply with export or import laws and requirements or any violation of sanctions regulations, which may result in enforcement actions, civil or criminal penalties and restrictions on exportation;

•	any increase in the cost of trade compliance functions to comply with changes to regulatory requirements;

•	failure to obtain proper business licenses or other documentation, or to otherwise comply with local laws and requirements to conduct business in a foreign jurisdiction;

•	the possibility that it may be more difficult to protect our intellectual property in foreign countries;

•	natural disasters, outbreaks of pandemic disease, climate change or the fear of such events; and

•	difficulties in staffing and managing international operations.

Currently, we provide customer services, manufacture products and conduct research in China. We also sell a significant amount of equipment and services to customers located in China. In December 2019, a novel strain of the coronavirus was first identified in Wuhan, China and has resulted in an outbreak of respiratory illness. While our operations in China are not based in Wuhan, it is possible that the spread of the coronavirus in China could adversely impact our business by, among other things, disrupting or restricting our ability to travel, provide services and manufacture and distribute our products, both within and outside of China, as well as resulting in temporary closures of our facilities or the facilities of our suppliers or customers all of which could adversely affect our revenue. At this point, the extent to which the coronavirus may impact our business is uncertain.

The U.K.'s exit from the E.U. may negatively impact our operations.

The U.K.’s exit from the E.U. on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. Political and regulatory responses to the withdrawal are still developing, and we are in the process of assessing the impact that the withdrawal may have on our business as more information becomes available. While we have not experienced any material financial impact from Brexit on our U.K. business to date, sales into the U.K. represented approximately 3% of our total revenues in fiscal year 2019, and we cannot predict the future implications of Brexit. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 28, 2019 - October 15, 2019	—	$—	—	2.2
October 26, 2019 - November 22, 2019	—	$—	—	2.2
November 23, 2019 - January 3, 2020	0.3	$139.67	0.3	1.9
Total	0.3	$139.67	0.3	1.9
(1)In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under the Company's share repurchase programs have been retired.
The preceding table excludes an immaterial number of shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under our employee stock plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

10.1*	Form of Registrant’s Non-Employee Director Restricted Stock Unit Agreement under the Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan.

10.2
Amendment No. 2 to Credit Agreement, dated November 1, 2019, by and among Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit 10.41 to the Registrants Annual Report on Form 10-K filed as of November 25, 2019, File No. 1-7598).

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 3, 2020: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Earnings, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 3, 2020, formatted in Inline XBRL

*	Filed herewith
**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	February 11, 2020	By:	/s/ J. MICHAEL BRUFF
J. Michael Bruff
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)