Form 10-Q
period 2020-04-03
VARIAN MEDICAL SYSTEMS INC
filed 2020-05-12
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of May 1, 2020, the registrant had 90,814,945 shares of common stock, par value $1 per share, outstanding.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended April 3, 2020

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 29,	April 3,	March 29,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenues:
Product	$407.3	$430.5	$828.3	$830.7
Service	387.2	348.9	795.1	689.7
Total revenues	794.5	779.4	1,623.4	1,520.4
Cost of revenues:
Product	263.1	294.4	535.0	561.0
Service	194.2	166.8	384.4	325.1
Total cost of revenues	457.3	461.2	919.4	886.1
Gross margin	337.2	318.2	704.0	634.3
Operating expenses:
Research and development	71.0	59.4	138.1	120.3
Selling, general and administrative	175.3	146.8	352.3	287.9
Impairment charges	40.5	—	40.5	—
Acquisition-related expenses (benefits)	(4.5)	2.2	8.2	4.6
Total operating expenses	282.3	208.4	539.1	412.8
Operating earnings	54.9	109.8	164.9	221.5
Interest income	3.1	4.0	6.1	7.9
Interest expense	(4.3)	(1.0)	(9.0)	(2.2)
Other income (expense), net	(0.9)	0.2	3.5	23.2
Earnings before taxes	52.8	113.0	165.5	250.4
Taxes on earnings	9.7	24.6	33.5	58.1
Net earnings	43.1	88.4	132.0	192.3
Less: Net earnings (loss) attributable to noncontrolling interests	(0.1)	(0.2)	0.6	0.5
Net earnings attributable to Varian	$43.2	$88.6	$131.4	$191.8
Net earnings per share - basic	$0.48	$0.97	$1.45	$2.11
Net earnings per share - diluted	$0.47	$0.96	$1.43	$2.09
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	90.7	91.0	90.8	91.0
Weighted average shares outstanding - diluted	91.4	91.9	91.6	92.0

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	April 3,	March 29,	April 3,	March 29,
(In millions)	2020	2019	2020	2019
Net earnings	$43.1	$88.4	$132.0	$192.3
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.1 and $0.1, for three and six months ended April 3, 2020, respectively, and $0.1 and $0.1, for the corresponding periods of fiscal year 2019, respectively	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of $(0.1) and $(0.3), for three and six months ended April 3, 2020, respectively, and $(0.1) and $(0.2), for the corresponding periods of fiscal year 2019, respectively	0.9	0.4	1.8	0.9
	0.8	0.3	1.5	0.6
Derivative instruments:
Change in unrealized loss, net of tax expense of $(0.6) and $(0.6), respectively	2.1	—	2.0	—
Reclassification adjustments, net of tax benefit of $0.2 and $0.4, respectively	(0.9)	—	(1.5)	—
	1.2	—	0.5	—
Currency translation adjustment	(6.8)	(3.1)	(1.7)	(7.1)
Other comprehensive earnings (loss)	(4.8)	(2.8)	0.3	(6.5)
Comprehensive earnings	38.3	85.6	132.3	185.8
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	(0.1)	(0.2)	0.6	0.5
Comprehensive earnings attributable to Varian	$38.4	$85.8	$131.7	$185.3

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3,	September 27,
(In millions, except par values)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$667.8	$531.4
Trade and unbilled receivables, net of allowance for doubtful accounts of $48.9 and $46.5 at April 3, 2020 and September 27, 2019, respectively	1,004.8	1,106.3
Inventories	604.0	551.5
Prepaid expenses and other current assets	224.3	206.2
Total current assets	2,500.9	2,395.4
Property, plant and equipment, net	341.9	311.5
Operating lease right-of-use assets	123.8	—
Goodwill	614.7	612.2
Intangible assets	281.6	300.7
Deferred tax assets	93.6	84.7
Other assets	387.4	397.2
Total assets	$4,343.9	$4,101.7
Liabilities and Equity
Current liabilities:
Accounts payable	$198.4	$248.5
Accrued liabilities	433.2	459.5
Deferred revenues	798.1	766.0
Short-term borrowings	520.0	410.0
Total current liabilities	1,949.7	1,884.0
Long-term lease liabilities	100.4	—
Other long-term liabilities	423.1	440.1
Total liabilities	2,473.2	2,324.1
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 90.7 and 90.8 shares issued and outstanding at April 3, 2020 and September 27, 2019, respectively	90.7	90.8
Capital in excess of par value	878.2	845.6
Retained earnings	993.7	934.0
Accumulated other comprehensive loss	(101.8)	(102.1)
Total Varian stockholders' equity	1,860.8	1,768.3
Noncontrolling interest	9.9	9.3
Total equity	1,870.7	1,777.6
Total liabilities and equity	$4,343.9	$4,101.7

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	April 3,	March 29,
(In millions)	2020	2019
Cash flows from operating activities:
Net earnings	$132.0	$192.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	26.2	23.0
Depreciation	29.9	25.8
Amortization of intangible assets and inventory step-up	19.7	11.4
Deferred taxes	(8.7)	7.4
Provision to allowance for doubtful accounts	3.7	4.0
Gain on sale of equity investments	(1.4)	(21.8)
Impairment charges	40.5	—
Other, net	(1.1)	0.3
Changes in assets and liabilities, net of effects of acquisitions:
Trade and unbilled receivables	49.9	(58.6)
Inventories	(53.7)	(41.9)
Prepaid expenses and other assets	(18.6)	(19.3)
Accounts payable	(54.7)	23.7
Accrued liabilities and other long-term liabilities	(62.6)	(74.2)
Deferred revenues	33.4	55.4
Net cash provided by operating activities	134.5	127.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(37.0)	(25.2)
Acquisitions, net of cash acquired	(8.4)	(25.0)
Purchase of equity investments	—	(11.8)
Sale of equity investments	9.2	29.9
Other, net	—	(2.5)
Net cash used in investing activities	(36.2)	(34.6)
Cash flows from financing activities:
Repurchases of common stock	(86.2)	(85.6)
Proceeds from issuance of common stock to employees	32.1	38.6
Tax withholdings on vesting of equity awards	(11.5)	(13.9)
Borrowings under credit facility agreement	105.0	—
Repayments under credit facility agreement	(105.0)	—
Net borrowings under the credit facility agreements with maturities less than 90 days	110.0	—
Other	(0.9)	4.0
Net cash provided by (used in) financing activities	43.5	(56.9)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	3.1	6.5
Net increase in cash, cash equivalents, and restricted cash	144.9	42.5
Cash, cash equivalents, and restricted cash at beginning of period	544.1	516.4
Cash, cash equivalents, and restricted cash at end of period	$689.0	$558.9

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at September 27, 2019	90.8	$90.8	$845.6	$934.0	$(102.1)	$1,768.3	$9.3	$1,777.6
Net earnings	—	—	—	88.2	—	88.2	0.7	88.9
Other comprehensive earnings	—	—	—	—	5.1	5.1	—	5.1
Issuance of common stock	0.3	0.3	20.7	—	—	21.0	—	21.0
Tax withholdings on vesting of equity awards	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Share-based compensation expense	—	—	14.7	—	—	14.7	—	14.7
Repurchases of common stock	(0.4)	(0.4)	(7.0)	(39.0)	—	(46.4)	—	(46.4)
Balances at January 3, 2020	90.7	$90.7	$870.4	$983.2	$(97.0)	$1,847.3	$10.0	$1,857.3
Net earnings (loss)	—	—	—	43.2	—	43.2	(0.1)	43.1
Other comprehensive loss	—	—	—	—	(4.8)	(4.8)	—	(4.8)
Issuance of common stock	0.3	0.3	11.0	—	—	11.3	—	11.3
Tax withholdings on vesting of equity awards	—	—	(7.9)	—	—	(7.9)	—	(7.9)
Share-based compensation expense	—	—	11.5	—	—	11.5	—	11.5
Repurchases of common stock	(0.3)	(0.3)	(6.8)	(32.7)	—	(39.8)	—	(39.8)
Balances at April 3, 2020	90.7	$90.7	$878.2	$993.7	$(101.8)	$1,860.8	$9.9	$1,870.7

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balances at September 28, 2018	91.2	$91.2	$778.1	$780.4	$(65.3)	$1,584.4	$4.3	$1,588.7
Net earnings	—	—	—	103.2	—	103.2	0.7	103.9
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Issuance of common stock	0.3	0.3	21.7	—	—	22.0	—	22.0
Tax withholdings on vesting of equity awards	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Share-based compensation expense	—	—	10.5	—	—	10.5	—	10.5
Repurchases of common stock	(0.3)	(0.3)	(6.6)	(27.9)	—	(34.8)	—	(34.8)
Other	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balances at December 28, 2018	91.2	$91.2	$799.3	$855.5	$(69.0)	$1,677.0	$5.0	$1,682.0
Net earnings	—	—	—	88.6	—	88.6	(0.2)	88.4
Other comprehensive loss	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Issuance of common stock	0.5	0.5	19.8	—	—	20.3	—	20.3
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(9.4)	—	—	(9.5)	—	(9.5)
Share-based compensation expense	—	—	12.5	—	—	12.5	—	12.5
Repurchases of common stock	(0.4)	(0.4)	(8.6)	(41.8)	—	(50.8)	—	(50.8)
Balances at March 29, 2019	91.2	$91.2	$813.6	$902.3	$(71.8)	$1,735.3	$4.8	$1,740.1

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The long-term growth and value creation strategy of Varian Medical Systems, Inc. (“VMS”) and subsidiaries (collectively, the “Company”) is to transform the Company from the global leader in radiation therapy to the global leader in multi-disciplinary, integrated cancer care solutions that leverages its clinical experience and strengths in technology development and new product innovation. The Company offers solutions in radiation therapy and medical oncology, as well as interventional oncology, an emerging area of cancer care. The Company designs, manufactures, sells and services hardware and software products for treating cancer with radiotherapy, stereotactic radiosurgery, stereotactic body radiotherapy and brachytherapy, and offers products for interventional oncology procedures and treatments, including cryoablation, microwave ablation and embolization. Software solutions include treatment planning, informatics, clinical knowledge exchange, patient care management, practice management and decision support for comprehensive cancer clinics, radiotherapy centers and medical oncology practices. The Company also develops, designs, manufactures, sells and services proton therapy products and systems for cancer treatment.

The Company has expanded its services offerings to include clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed at facilitating improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, the Company operates 12 multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka.
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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic and the extent and duration of the future impact on the Company's business is highly uncertain and difficult to predict. The COVID-19 pandemic has adversely impacted, and is likely to further adversely impact, nearly all aspects of the Company’s business and markets, including its workforce and operations and the operations of its customers, suppliers, distributors and business partners. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including revenues, expenses, manufacturing, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict.

The Company has approximately $1.3 billion in accessible liquidity, including approximately $668 million in cash and cash equivalents and approximately $661 million available under its $1.2 billion revolving credit facility. To date, the Company has not experienced a significant decline in customer credit quality or a significant increase in requests for changes or extension of payment terms as a result of COVID-19, although management will continue to closely monitor these metrics going forward. Furthermore, the Company's ability to estimate and make certain judgments may be materially impacted by the uncertainty caused by the pandemic. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

In the opinion of management, the condensed consolidated financial statements herein include adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position as of April 3, 2020, and September 27, 2019, results of operations and statements of comprehensive earnings for the three and six months ended April 3, 2020, and March 29, 2019, statements of cash flows for the six months ended April 3, 2020, and March 29, 2019, and statements of equity for the six months ended April 3, 2020, and March 29, 2019. The results of operations for the six months

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
ended April 3, 2020, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
Certain reclassifications have been made to the amounts in the prior year in order to conform to the current year's presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020. Fiscal year 2019 was the 52-week period that ended on September 27, 2019. The fiscal quarters ended April 3, 2020 and March 29, 2019, were both 13-week periods.
Principles of Consolidation
The condensed consolidated financial statements include those of VMS and its wholly-owned and majority-owned or controlled subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.
Consolidation of Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s condensed consolidated financial statements. At April 3, 2020 and September 27, 2019, the Company consolidated its non-controlling interest in a joint venture, included within its Oncology Systems business, related to the Cancer Treatment Services International ("CTSI") operations.
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
Due to the COVID-19 pandemic, the Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies, such as impairment of goodwill and intangibles and the impairment of investments and loans receivables. As the COVID-19 pandemic and responsive actions continue to develop, management may make changes to these estimates and judgments, which could result in material impacts to the Company's financial statements in future periods.

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

Leases

The Company determines if an arrangement is or contains a lease at the inception of an arrangement. The Company's operating lease right-of-use ("ROU") assets represents the right to use an underlying asset over the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets may also include initial direct costs incurred and prepaid lease payments, less lease incentives. Lease liabilities and their corresponding ROU assets are recognized based on the present value of lease payments over the lease term, discounted using the Company's incremental borrowing rate ("IBR"). The Company recognizes operating leases with lease terms of more than 12 months in operating lease right-of-use assets, accrued liabilities, and long-term lease liabilities on its Condensed Consolidated Balance Sheets.

The Company’s finance leases primarily represent certain sale and leaseback-sublease arrangements. The Company has entered into sale-leaseback arrangements with a third-party finance company for certain equipment and simultaneously subleased the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
equipment to certain qualified customers. The Company’s leaseback arrangements have been accounted for as finance leases as they meet one or more of the finance lease classification criteria. The Company recognizes finance leases with lease terms of more than 12 months in property, plant, and equipment, net, accrued liabilities, and other long-term liabilities on its Condensed Consolidated Balance Sheets.

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

Certain of the Company’s lease arrangements include variable lease payments. Variable lease payments, not dependent on an index or discount rate, are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments generally include common area maintenance, utilities, maintenance charges, property taxes, insurance, and contingent rent payments. Certain of the Company's arrangements contain clauses that provide for contingent rent payments based on a percentage of revenue share and/or earnings before interest, taxes, depreciation and amortization.

The Company combines lease and non-lease components as a single lease component for both its operating and finance leases. In addition, the Company does not record operating and finance lease assets and liabilities for short-term leases, which have an initial term of 12 months or less.

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
Recent Accounting Standards or Updates Not Yet Effective
In December 2019, the FASB issued guidance which simplifies the accounting for income taxes by removing certain exceptions to the current guidance and improving the consistent application of and simplification of other areas of the guidance. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance to its condensed consolidated financial statements.

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
2. OTHER FINANCIAL INFORMATION
Contracts with Customers
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	April 3, 2020	September 27, 2019
Unbilled receivables - current	$276.7	$346.7
Unbilled receivables - long-term (1)	71.6	35.1
Deferred revenues - current	(798.1)	(766.0)
Deferred revenues - long-term (2)	(74.1)	(73.1)
Total net unbilled receivables (deferred revenues)	$(523.9)	$(457.3)
(1)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
(2)Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the six months ended April 3, 2020, unbilled receivables decreased by $33.5 million, primarily due to the timing of billings in Oncology Systems, and deferred revenues increased by $33.1 million, primarily due to the contractual timing of billings occurring before the revenues were recognized.
During the three months and six months ended April 3, 2020, the Company recognized revenues of $162.4 million, and $476.9 million, respectively, which were included in the deferred revenues balances at September 27, 2019. During the three and six months ended March 29, 2019, the Company recognized revenues of $167.8 million and $431.2 million, respectively which were included in the deferred revenues balances at September 28, 2018.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Unfulfilled Performance Obligations
The following table represents the Company's unfulfilled performance obligations as of April 3, 2020, and the estimated revenues expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal Years of Revenue Recognition
(In millions)	Remainder of 2020	2021	2022	Thereafter
Unfulfilled Performance Obligations	$1,174.3	$2,345.7	$1,006.5	$2,415.9
The table above includes both product and service unfulfilled performance obligations, which includes a component of service performance obligations that has not been invoiced. The fiscal years presented reflect management’s best estimate of when the Company will transfer control to the customer and may change based on timing of shipment, readiness of customers’ facilities for installation, installation requirements and availability of products or customer acceptance terms.
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash, cash equivalents and restricted cash:

(In millions)	April 3, 2020	September 27, 2019
Cash and cash equivalents	$667.8	$531.4
Restricted cash - current (1)	4.8	4.2
Restricted cash - long-term (2)	16.4	8.5
Total cash, cash equivalents, and restricted cash	$689.0	$544.1
(1)Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
(2)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
Inventories
The following table summarizes the Company's inventories:

(In millions)	April 3, 2020	September 27, 2019
Raw materials and parts	$412.6	$376.5
Work-in-process	80.8	71.8
Finished goods	110.6	103.2
Total inventories	$604.0	$551.5
Other Long-Term Liabilities
The following table summarizes the Company's other long-term liabilities:

(In millions)	April 3, 2020	September 27, 2019
Income taxes payable	$168.7	$180.3
Deferred income taxes	75.4	75.3
Deferred revenues	74.1	73.1
Contingent consideration	34.0	42.3
Defined benefit pension plan	28.7	31.1
Other	42.2	38.0
Total other long-term liabilities	$423.1	$440.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Other Income (Expense), Net
The following table summarizes the Company's other income (expense), net:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Gain (loss) on equity investments	$—	$(0.2)	$1.4	$21.8
Net foreign currency exchange gain (loss)	(1.4)	(0.5)	1.0	0.8
Other, net	0.5	0.9	1.1	0.6
Total other income (expense), net	$(0.9)	$0.2	$3.5	$23.2

3. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at April 3, 2020
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets:
Cash equivalents:
Money market funds	$100.0	$—	$—	$100.0
Available-for-sale securities:
MPTC Series B-1 Bonds	—	28.1	—	28.1
MPTC Series B-2 Bonds	—	26.2	—	26.2
APTC securities	—	6.1	—	6.1
Derivative assets	—	3.4	—	3.4
Total assets measured at fair value	$100.0	$63.8	$—	$163.8

Liabilities:
Contingent consideration	$—	$—	$(75.0)	$(75.0)
Total liabilities measured at fair value	$—	$—	$(75.0)	$(75.0)

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

The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's Level 2 available-for-sale securities consist of bonds for the Maryland Proton Therapy Center ("MPTC") and the Alabama Proton Therapy Center (“APTC”). The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets, and other observable inputs such as yields, credit risks, default rates, and volatility. The Company's available-for-sale securities are included in other assets on the Company's Condensed Consolidated Balance Sheets, except for amounts related to short-term interest receivable. See Note 14, "Proton Solutions Loans and Investments," for further information about the available-for-sale securities. As of April 3, 2020, and September 27, 2019, the carrying amount of the Company's Level 1 money market funds and Level 2 available-for-sale securities approximated their respective fair values.
The Company has elected to use the income approach to value its derivative instruments using standard valuation techniques and Level 2 inputs, such as currency spot rates, forward points and credit default swap spreads. The Company’s derivative instruments are generally short-term in nature, typically one month to fifteen months in duration.

The Company generally measures the fair value of its Level 3 contingent consideration liabilities based on Monte Carlo pricing models with key assumptions that include estimated revenues of the acquired business, the probability of completing certain milestone targets during the earn-out period, revenue volatility and estimated discount rates corresponding to the periods of expected payments. If the estimated revenues or probability of completing certain milestones were to increase or decrease during the respective earn-out period, the fair value of the contingent consideration would increase or decrease, respectively. If the estimated discount rates were to increase or decrease, the fair value of contingent consideration would decrease or increase, respectively. Changes in key assumptions may result in an increase or decrease in the fair value of contingent consideration. The Company's contingent consideration is from its business combinations and is included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
The following table presents the reconciliation for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at September 27, 2019	$(75.3)
Adjustments due to the effect of foreign exchange	0.2
Change in fair value recognized in earnings	0.1
Balance at April 3, 2020	$(75.0)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
There were no transfers of assets or liabilities between fair value measurement levels during either the three and six months ended April 3, 2020, or the three and six months ended March 29, 2019. Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, trade and unbilled receivables, net of allowance for doubtful accounts, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of April 3, 2020, the fair value of the CPTC Loans (as defined in Note 14, "Proton Solutions Loans and Investments,") approximated its carrying value of $10.0 million. The Company recorded a $40.5 million impairment charge on the CPTC Loans in the three months ended April 3, 2020. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with CPTC, and its industry. As a result, the CPTC Loans are categorized as Level 3 in the fair value hierarchy. See Note 14, "Proton Solutions Loans and Investments," for further information.
The Company's equity investments in privately-held companies were $56.4 million and $64.2 million at April 3, 2020 and September 27, 2019, respectively. The Company measures these investments at cost, and these investments are adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $34.9 million and $33.6 million at April 3, 2020 and September 27, 2019, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3 in the fair value hierarchy. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 14, "Proton Solutions Loans and Investments," for information on the long-term notes receivable.

4. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net, and long-term notes receivable:

(In millions)	April 3, 2020	September 27, 2019
Trade and unbilled receivables, gross	$1,131.2	$1,193.5
Allowance for doubtful accounts	(48.9)	(46.5)
Trade and unbilled receivables, net	$1,082.3	$1,147.0
Short-term	$1,004.8	$1,106.3
Long-term (1)	$77.5	$40.7
Long-term notes receivable (1) (2)	$34.9	$33.6
(1)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
(2)Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.
A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s financing receivables consist of trade receivables with contractual maturities of more than one year and notes receivable. A small portion of the Company's financing trade receivables are included in short-term trade accounts receivable. As of April 3, 2020, and September 27, 2019, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables. See Note 14, "Proton Solutions Loans and Investments," for more information on the Company's long-term notes receivable balances.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
5. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Other	Total (1)
Balance at September 27, 2019	$447.9	$164.3	$612.2
Business combination	2.6	—	2.6
Measurement period adjustments to business combinations in prior year	(0.1)	—	(0.1)
Balance at April 3, 2020	$450.4	$164.3	$614.7
(1)The total carrying value of goodwill at both April 3, 2020, and September 27, 2019 is net of $50.5 million of accumulated impairment charges related to the Company recording an impairment charge for the full value of the Proton Solutions operating segment goodwill in fiscal year 2019.

Due to certain indicators identified related to the Company's Interventional Solutions reporting unit in the second quarter of fiscal year 2020, including a significant decrease in near term revenue projections due to COVID-19, the Company identified a triggering event and performed an interim impairment test on its $164.3 million of goodwill in its Interventional Solutions reporting unit, within the Other reportable operating segment. The fair value of the Interventional Solutions’ reporting unit was in excess of its carrying value by approximately $20 million, or 7%. Management believes the methodology and assumptions used to calculate the fair value to be reasonable. However, the Interventional Solutions reporting unit could be at risk for a future goodwill impairment if there are adjustments to certain assumptions used in the fair value calculation, including revenue growth rates, operating margins, and weighted-average cost of capital and/or working capital requirements. Given the uncertain impact of COVID-19 and/or other market factors on the Company's business, its cash flow projections for this business could decrease in the future, which could lead to an impairment of goodwill.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins, working capital requirements, weighted-average cost of capital, future economic and market conditions, estimation of the long-term rate of growth for the Company's business and determination of appropriate market comparables. Management bases the fair value estimates on assumptions it believes to be reasonable but that are inherently uncertain. Actual future results related to assumed variables could differ from these estimates. In addition, management makes certain judgments and assumptions in allocating assets and liabilities to determine the carrying values for each reporting unit.
The following table summarizes the gross carrying amount and accumulated amortization of the Company's intangible assets:

	April 3, 2020			September 27, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$226.9	$(98.4)	$128.5	$226.4	$(85.9)	$140.5
Customer contracts, supplier relationships, and partner relationships	121.1	(30.4)	90.7	121.1	(25.7)	95.4
Trade names	55.1	(5.0)	50.1	55.1	(3.0)	52.1
Other	6.1	(6.1)	—	6.1	(6.1)	—
Total intangible with finite lives	409.2	(139.9)	269.3	408.7	(120.7)	288.0
In-process research and development with indefinite lives	12.3	—	12.3	12.7	—	12.7
Total intangible assets	$421.5	$(139.9)	$281.6	$421.4	$(120.7)	$300.7
Amortization expense for intangible assets was $9.5 million and $6.7 million during the three months ended April 3, 2020 and March 29, 2019, respectively, and $19.6 million and $11.4 million during the six months ended April 3, 2020 and March 29, 2019, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
As of April 3, 2020, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2020	$18.5
2021	35.6
2022	33.8
2023	32.8
2024	25.7
Thereafter	122.9
Total remaining amortization for intangible assets	$269.3

6. BORROWINGS
The following table summarizes the Company's total short-term borrowings:

	April 3, 2020		September 27, 2019
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Revolving Credit Facility	$520.0	2.05%	$410.0	3.05%
Total short-term borrowings	$520.0		$410.0

On November 1, 2019, the Company entered into Amendment No.2 (the "Amendment") to its Credit Agreement dated April 3, 2018, (the "Credit Agreement"), by and among the Company, certain lenders party thereto, and Bank of America, N.A. (“BofA”), as administrative agent, swing line lender and letter of credit issuer. The Amendment extended the maturity date from April 2023 to November 2024. The Amendment reduced the aggregate principal amount available under Credit Agreement's five-year revolving credit facility (the "Revolving Credit Facility") from $1.8 billion to $1.2 billion, added a $500 million sub-limit for multi-currency borrowings, increased the letter of credit sub-limit from $50.0 million to $225 million, and reduced the commitment fee. In addition, there is a sub-limit for swing line loans of up to $25 million. Under the Revolving Credit Facility, the Company has the right to (i) request to increase the aggregate commitments by an aggregate amount for all such requests of up to $100.0 million and (ii) request an additional increase in the commitments or establish one or more term loans, provided that, in each case, the lenders are willing to provide such new or increased commitments and certain other conditions are met. The proceeds of the Revolving Credit Facility may be used for working capital, capital expenditures, Company share repurchases, permitted acquisitions and other corporate purposes.

Borrowings under the Revolving Credit Facility accrue interest based on either (i) the Eurodollar Rate plus a margin of 1.000% to 1.375% based on a net leverage ratio involving funded indebtedness and EBITDA, or (ii) a base rate of (a) the federal funds rate plus 0.50%, (b) BofA’s announced prime rate, or (c) the Eurodollar Rate plus 1.00%, whichever is highest, plus a margin of 0.000% to 0.375% based on the same leverage ratio, depending upon instructions from the Company. Borrowings under the Eurodollar Rate have a contract repayment date of 12 months, or less. Borrowings under the base rate can be made on an overnight basis and have a final maturity of five years.
The Company must pay a commitment fee on the unused portion of the Revolving Credit Facility at a rate from 0.100% to 0.225% based on a net leverage ratio. The Company may prepay, reduce or terminate the commitments without penalty. Swing line loans under the Revolving Credit Facility will bear interest at the base rate plus the then applicable margin for base rate loans.
The Credit Agreement provides that certain material domestic subsidiaries must guarantee the Revolving Credit Facility, subject to certain limitations on the amount secured. As of April 3, 2020, no subsidiary guarantees were required to be executed under the Credit Agreement.

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
Other Borrowings
VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2020, the Sumitomo Credit Facility was extended and will expire in February 2021. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5%. As of April 3, 2020, the Company did not have an outstanding principal balance on its Sumitomo Credit Facility.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
The fair value of derivative instruments reported on the Company's Condensed Consolidated Balance Sheets were as follows:

		April 3, 2020	September 27, 2019
(In millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$3.4	$2.8
Total derivatives		$3.4	$2.8
As of April 3, 2020, and September 27, 2019, the Company did not have any derivatives not designated as hedging instruments.
Cash Flow Hedging Activities
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

	April 3, 2020	September 27, 2019
(In millions)	Notional Value Sold
Euro	$45.7	$76.5
Japanese Yen	30.4	56.7
	$76.1	$133.2

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets:

	Gain Recognized in Other Comprehensive Earnings (Loss)
	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Foreign currency forward contracts	$2.7	$—	$2.6	$—

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
As of April 3, 2020, the net unrealized gain on derivatives, before tax, of $3.4 million was included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and is expected to be reclassified into net earnings over the next 12 months.
The effect of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings was as follows:

	Location and Amount Recognized in Earnings on Cash Flow Hedging Relationships
	Three Months Ended	Six Months Ended
	April 3, 2020	April 3, 2020
(In millions)	Revenues	Revenues
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value and cash flow hedges are recorded	$794.5	$1,623.4
Gain on cash flow hedge relationships:
Foreign currency forward contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net earnings	$1.1	$1.9
The Company did not have any gains or losses reclassified from accumulated other comprehensive loss into net earnings in the three and six months ended March 29, 2019.
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

The notional amount of the Company's outstanding foreign currency forward contracts relating to balance sheet hedging activities:

(In millions)	April 3, 2020	September 27, 2019
Notional value sold	$382.8	$385.0
Notional value purchased	$105.9	$52.3

The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain Recognized in Net Earnings on Derivative Instruments	Amount of Gain Recognized in Net Earnings on Derivative Instruments
	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Other income (expense), net	$23.2	$3.6	$18.2	$6.4
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019
Accrued product warranty, at beginning of period	$43.1	$44.8
Charged to cost of revenues	33.4	27.7
Actual product warranty expenditures	(33.3)	(25.7)
Accrued product warranty, at end of period	$43.2	$46.8
Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
Leases
The Company leases its facilities and certain equipment under operating leases. The Company's operating leases have remaining lease terms ranging from less than one year to 21 years. Facilities primarily include general and administrative office space, and space for manufacturing, research and development, and other services. Equipment primarily includes vehicles and various office equipment. The Company's finance leases primarily relate to its sale and leaseback-subleases arrangements for certain equipment and have a remaining lease terms ranging from one year to 7 years.

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

The following table summarizes the components of the Company's lease cost:

	Three Months Ended	Six Months Ended
(In millions)	April 3, 2020	April 3, 2020
Operating lease cost	$7.6	$15.4
Finance lease cost:
Amortization of right-of-use assets	0.2	0.3
Interest on lease liabilities	0.2	0.3
Variable lease cost	4.2	8.7
Total lease cost	$12.2	$24.7

The following table summarizes the supplemental cash flow information related to the Company's operating leases:

Six Months Ended
(In millions)	April 3, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$16.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table summarizes supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	April 3, 2020
Operating leases:
Operating right-of-use assets	$123.8

Accrued liabilities	$24.4
Long-term lease liabilities	100.4
Total lease liabilities	$124.8
Finance leases:
Property, plant, and equipment, net	$12.8

Accrued liabilities	$3.5
Other long-term liabilities	9.2
Total lease liabilities	$12.7

The following table summarizes the weighted lease term and discount rate by operating and finance leases:

April 3, 2020
Weighted average remaining lease term in years
Operating leases	7.5
Finance leases	4.6
Weighted average discount rate
Operating leases	5.0%
Finance leases	4.0%

As of April 3, 2020, the future minimum lease payments are as follows:

(In millions)	Operating Leases	Finance leases
Remainder of 2020	$15.0	$1.8
2021	28.0	3.3
2022	22.4	2.8
2023	17.6	2.8
2024	13.3	1.1
Thereafter	63.6	2.0
Total minimum lease payments	$159.9	$13.8
Less: imputed interest	35.1	1.1
Total lease liability	$124.8	$12.7
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

Lessor Arrangements
The Company leases some of its equipment to certain customers on operating leases generally over a period of 15 years. As of April 3, 2020, the Company had $23.5 million and $7.5 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. As of September 27, 2019, the Company had $22.5 million and $5.5 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. The Company recorded income of $2.1 million and $4.6 million during the three months and six months

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
ended April 3, 2020, respectively, on these equipment leases. The Company recorded income of $2.1 million and $4.2 million during the three and six months ended March 29, 2019, respectively, on these equipment leases.
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

As of April 3, 2020, and September 27, 2019, the Company had accrued $4.5 million and $4.8 million, respectively, net of third parties' indemnification obligations, for environmental remediation liabilities. The Company believes its reserve is adequate; however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.
The Company also reimburses certain third parties for cleanup activities. The amount the Company spent on environmental cleanup costs, third-party claim costs, project management costs and legal costs in the six months April 3, 2020, and March 29, 2019, was not material.
Other Matters
On October 16, 2018, Best Medical International, Inc. sued the Company in U.S. District Court in the District of Delaware, alleging infringement of four patents related to treatment planning. The Company intends to defend the suit vigorously. This lawsuit is in the initial stages, and at this time, the Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure. Therefore, no amounts have been accrued as of April 3, 2020.
From time to time, the Company is a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of its business or otherwise. The Company accrues amounts, to the extent they can be reasonably estimated, that it believes are adequate to address any liabilities related to legal proceedings and other loss contingencies that the Company believes will result in a probable loss (including, among other things, probable settlement value). A loss or a range of loss is disclosed when it is reasonably possible that a material loss will be incurred and can be estimated, or when it is reasonably possible that the amount of a loss, when material, will exceed the recorded provision.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The components of net periodic benefit costs were as follows:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Defined Benefit Plans
Service cost	$2.6	$1.8	$5.1	$3.6
Interest cost	0.5	1.0	1.0	1.9
Expected return on plan assets	(2.0)	(1.6)	(3.9)	(3.2)
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized actuarial loss	1.1	0.5	2.2	1.1
Net periodic benefit cost	$2.0	$1.5	$4.0	$3.0

10. INCOME TAXES
The Company’s effective tax rate was 18.5% and 21.7% for the three months ended April 3, 2020, and March 29, 2019, respectively, and 20.2% and 23.2% for the six months ended April 3, 2020, and March 29, 2019. The Company’s effective tax rate was lower for the three months ended April 3, 2020, as compared to the year-ago period, primarily because earnings in the current period included the release of $8.2 million of contingent consideration related to the Company's acquisition of CTSI that resulted in no tax charge. The Company's effective tax rate was lower for the six month period ended April 3, 2020, as compared to the year-ago period, primarily because the prior period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the six months ended April 3, 2020; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.
11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of April 3, 2020, approximately 1.6 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. At the beginning of the third quarter of fiscal year 2020, as a precautionary measure due to the COVID-19 pandemic, the Company has paused its share repurchase program.
The Company repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Number of shares	0.3	0.4	0.6	0.7
Average repurchase price per share	$126.01	$120.89	$133.02	$115.71
Total cost of shares repurchased	$39.8	$50.8	$86.2	$85.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 27, 2019	$(61.7)	$2.1	$(42.5)	$(102.1)
Other comprehensive earnings (loss) before reclassifications	—	2.6	(1.7)	0.9
Amounts reclassified out of other comprehensive earnings (loss)	1.7	(1.9)	—	(0.2)
Tax expense	(0.2)	(0.2)	—	(0.4)
Balance at April 3, 2020	$(60.2)	$2.6	$(44.2)	$(101.8)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 28, 2018	$(35.2)	$(30.1)	$(65.3)
Other comprehensive earnings (loss) before reclassifications	—	(7.1)	(7.1)
Amounts reclassified out of other comprehensive earnings (loss)	0.7	—	0.7
Tax expense	(0.1)	—	(0.1)
Balance at March 29, 2019	$(34.6)	$(37.2)	$(71.8)

The amounts reclassified, before taxes, out of other comprehensive earnings (loss) into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

(In millions)	Three Months Ended		Six Months Ended
Other Comprehensive Earnings (Loss) Components	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019	Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.8)	$(0.3)	$(1.7)	$(0.7)	Other income (expense), net
Unrealized earnings on cash flow hedging instruments	1.1	—	1.9	—	Revenues
Total amounts reclassified out of other comprehensive earnings (loss)	$0.3	$(0.3)	$0.2	$(0.7)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
12. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Cost of revenues - Product	$0.9	$0.8	$1.7	$1.5
Cost of revenues - Service	1.2	1.0	2.5	2.1
Research and development	1.5	1.1	2.7	2.2
Selling, general and administrative	7.7	9.6	19.3	17.2
Total share-based compensation expense	$11.3	$12.5	$26.2	$23.0
Income tax benefit for share-based compensation	$(2.1)	$(2.2)	$(5.0)	$(4.5)

The fair value of stock options and performance stock options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Employee Stock Option Plans
Expected term (in years)	3.73	3.76	3.74	3.76
Risk-free interest rate	1.4%	2.5%	1.5%	2.6%
Expected volatility	23.5%	23.6%	24.6%	23.1%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date (1)	$29.74	$29.16	$29.60	$27.85
(1)Excludes the fair value of the market condition based on relative total shareholder return for the performance stock options granted during the period.

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended
	April 3, 2020	March 29, 2019
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	1.6%	2.5%
Expected volatility	26.4%	18.6%
Expected dividend	—%	—%
Weighted average fair value at grant date	$27.58	$22.82

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The activity for stock options and performance stock options is summarized as follows:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 27, 2019	2.2	$97.66
Granted	0.4	140.79
Cancelled or expired	—	116.25
Exercised	(0.3)	80.34
Balance at April 3, 2020	2.3	$106.81	4.6	$15.9
Exercisable at April 3, 2020	1.1	$88.41	3.4	$15.9
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $96.35 as of April 3, 2020, the last trading date of the second quarter of fiscal year 2020, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
As of April 3, 2020, there was $23.3 million of total unrecognized compensation expense related to stock options and performance stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.1 years.
As of April 3, 2020, there was $0.3 million of total unrecognized compensation expense related to cash-settled stock appreciation rights granted outside the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.5 years.
The activity for restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 27, 2019	0.7	$108.35
Granted	0.3	145.08
Vested	(0.3)	100.04
Cancelled or expired	—	120.64
Balance at April 3, 2020	0.7	$130.83

As of April 3, 2020, unrecognized compensation expense totaling $64.9 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.1 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Net earnings	$43.1	$88.4	$132.0	$192.3
Less: Net earnings (loss) attributable to noncontrolling interests	(0.1)	(0.2)	0.6	0.5
Net earnings attributable to Varian	$43.2	$88.6	$131.4	$191.8

Denominator:
Weighted average shares outstanding - basic	90.7	91.0	90.8	91.0
Dilutive effect of potential common shares	0.7	0.9	0.8	1.0
Weighted average shares outstanding - diluted	91.4	91.9	91.6	92.0
Net earnings per share attributable to Varian - basic	$0.48	$0.97	$1.45	$2.11
Net earnings per share attributable to Varian - diluted	$0.47	$0.96	$1.43	$2.09
Anti-dilutive employee share-based awards, excluded	1.1	0.5	1.1	1.0

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
The following table lists the Company's notes receivable, including accrued interest, senior secured debt, available-for-sale securities, loans outstanding and future commitments for funding the development, construction and operation of various proton therapy centers:

	April 3, 2020		September 27, 2019
(In millions)	Balance	Commitment	Balance	Commitment
Notes Receivable and Secured Debt: (1)
NYPC loan	$33.1	$—	$31.8	$—
RPTC senior secured debt	23.2	—	23.5	—
Proton International LLC loan	1.8	—	1.8	—
	$58.1	$—	$57.1	$—
Available-For-Sale Securities: (1)
MPTC Series B-1 Bonds	$28.1	$—	$27.1	$—
MPTC Series B-2 Bonds	26.2	—	25.1	—
APTC securities	6.1	—	6.6	—
	$60.4	$—	$58.8	$—

CPTC Loans:
Short-term revolving loan (2)	$5.3	$1.9	$5.3	$1.9
Term loan (3)	4.7	—	45.2	—
	$10.0	$1.9	$50.5	$1.9
(1)Included in other assets at April 3, 2020 and September 27, 2019 on the Company's Condensed Consolidated Balance Sheets, except for amounts related to short-term interest receivable.
(2)Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets.
(3)Included in prepaid and other current assets at April 3, 2020 and other assets at September 27, 2019 on the Company's Condensed Consolidated Balance Sheets.

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
At April 3, 2020 and September 27, 2019, the Company had $6.4 and $2.1 million in trade and unbilled receivables, respectively, which included $5.8 million and $2.1 million, in long-term unbilled receivables, respectively, from APTC.
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
At April 3, 2020 and September 27, 2019, the Company had $4.2 million and $4.6 million, respectively, in long-term trade receivables, net, from RPTC, which does not include any unbilled receivables.
New York Proton Center ("NYPC") Loan
In July 2015, the Company committed to loan up to $91.5 million to MM Proton I, LLC, the project developer of the NYPC. In June 2016, the Company assigned $73.0 million of this loan to Deutsche Bank AG. The remaining balance is comprised of an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. In December 2019, the interest rate on the loan was reduced to 10%, effective May 1, 2019. As of April 3, 2020, the Subordinate Loan is $33.1 million, including accrued interest. The principal balance and accrued interest on the Subordinate Loan are due in full at maturity in January 2022.
At April 3, 2020 and September 27, 2019, the Company had $19.1 million and $16.6 million, respectively, in trade and unbilled receivables, which included $6.5 million and $6.0 million in unbilled receivables, respectively, from NYPC.
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
At April 3, 2020 and September 27, 2019, the Company had zero net trade and unbilled receivables from MPTC.
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
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with a maturity date of one year from the Closing Date. In the first quarters of fiscal 2019, fiscal 2020 and subsequent to the end of the first quarter of fiscal 2020, as provided in the initial agreement, the Lenders have granted extensions to the term of the Revolving Loan with a current maturity of June 30, 2020. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of April 3, 2020, the Company has funded $5.3 million. Subsequent to quarter end, the balance of the Revolving Loan was funded.
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
Primarily as a result of the COVID-19 pandemic, during March and April 2020, CPTC suffered material negative impacts to its operating plan, including declines in current and projected patient volume and delays in partnership with a significant clinical partner. Therefore, the Company concluded it was no longer probable that it will collect the amounts owed under the Term Loan and Revolving Loan (collectively "CPTC Loans") when due and recorded a $40.5 million impairment charge to its CPTC Loans using the probability weighted expected return model, utilizing management's assumptions of different outcomes, in the Condensed Consolidated Statements of Earnings in the second quarter of fiscal year 2020. As a result of this impairment charge, the CPTC Loans were written down to their estimated fair value of $10.0 million.
At April 3, 2020, and September 27, 2019, the Company had $2.9 million and $2.6 million, respectively, in trade receivables, net, from CPTC.
Further, the Company has determined that CPTC is a variable interest entity because of the Company's participation in the loan facilities, and its operations and maintenance agreement. The Company has no special approval authority or veto rights for CPTC’s budget and does not have the power to direct patient recruitment, clinical operations and management of CPTC, which the Company believes are the matters that most significantly affect their economic performance. Therefore, the Company does not have majority voting rights and no power to direct activities at CPTC, and as a result it is not the primary beneficiary of CPTC.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
15. SEGMENT INFORMATION
The Company has two reportable operating segments: Oncology Systems and Proton Solutions. The Company's Interventional Solutions business is reflected in the "Other" category because it does not meet the criteria for a reportable operating segment. The operating segments were determined based on how the Company’s Chief Executive Officer, its Chief Operating Decision Maker (“CODM”), views and evaluates the Company’s operations. The CODM allocates resources to, and evaluates the financial performance of each operating segment primarily based on operating earnings.
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

The Oncology Systems segment also provides clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed at facilitating improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, the Company operates 12 multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table summarizes select financial results for each reportable segment:

	Three Months Ended		Six Months Ended
(In millions)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Revenues
Oncology Systems	$760.5	$746.8	$1,542.9	$1,449.3
Proton Solutions	22.3	32.6	49.9	71.1
Total reportable segments	782.8	779.4	1,592.8	1,520.4
Other	11.7	—	30.6	—
Total Company	$794.5	$779.4	$1,623.4	$1,520.4
Earnings before taxes
Oncology Systems	$110.9	$131.7	$247.3	$255.8
Proton Solutions	(14.3)	(20.0)	(28.6)	(28.8)
Total reportable segments	96.6	111.7	218.7	227.0
Other	(2.3)	—	0.5	—
Unallocated corporate	(39.4)	(1.9)	(54.3)	(5.5)
Operating earnings	54.9	109.8	164.9	221.5
Interest income (expense), net	(1.2)	3.0	(2.9)	5.7
Other income (expense), net	(0.9)	0.2	3.5	23.2
Total Company	$52.8	$113.0	$165.5	$250.4
Disaggregation of Revenues
The Company disaggregates its revenues from contracts by major product categories, geographic region, and by timing of revenue recognition for each of its reportable operating segments, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.
Revenues by Product Type

	Three Months Ended		Six Months Ended
Total Revenues by Product Type	April 3,	March 29,	April 3,	March 29,
(In millions)	2020	2019	2020	2019
Hardware
Oncology Systems	$316.1	$339.1	$636.1	$652.7
Proton Solutions	13.1	27.9	33.2	61.5
Other	11.7	—	30.6	—
Total Hardware	340.9	367.0	699.9	714.2
Software (1)
Oncology Systems	153.2	144.2	302.0	275.4
Proton Solutions	1.5	—	1.5	—
Total Software	154.7	144.2	303.5	275.4
Service
Oncology Systems	291.2	263.5	604.8	521.2
Proton Solutions	7.7	4.7	15.2	9.6
Total Service	298.9	268.2	620.0	530.8
Total Revenues	$794.5	$779.4	$1,623.4	$1,520.4
(1) Includes software support agreements that are recorded in revenues from service, and software licenses that are recorded in revenues from product in the Condensed Consolidated Statements of Earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Revenues by Geographical Region

	Three Months Ended		Six Months Ended
Total Revenues by Geographical Region	April 3,	March 29,	April 3,	March 29,
(In millions)	2020	2019	2020	2019
Americas
Oncology Systems	$369.7	$357.1	$748.6	$687.9
Proton Solutions	11.4	14.2	28.3	33.8
Other	6.8	—	13.2	—
Total Americas	387.9	371.3	790.1	721.7
EMEA
Oncology Systems	240.9	245.3	500.7	479.8
Proton Solutions	9.8	16.2	20.1	32.7
Other	0.2	—	3.0	—
Total EMEA	250.9	261.5	523.8	512.5
APAC
Oncology Systems	149.9	144.4	293.6	281.6
Proton Solutions	1.1	2.2	1.5	4.6
Other	4.7	—	14.4	—
Total APAC	155.7	146.6	309.5	286.2
Total Revenues	$794.5	$779.4	$1,623.4	$1,520.4
North America (1)
Oncology Systems	$343.9	$329.2	$699.2	$638.3
Proton Solutions	11.5	14.2	28.3	33.8
Other	6.8	—	13.2	—
Total North America	362.2	343.4	740.7	672.1
International
Oncology Systems	416.6	417.6	843.7	811.0
Proton Solutions	10.8	18.4	21.6	37.3
Other	4.9	—	17.4	—
Total International	432.3	436.0	882.7	848.3
Total Revenues	$794.5	$779.4	$1,623.4	$1,520.4
(1)North America primarily includes the United States and Canada.
Revenues by Timing of Revenue Recognition

	Three Months Ended		Six Months Ended
Timing of revenue recognition	April 3,	March 29,	April 3,	March 29,
(In millions)	2020	2019	2020	2019
Products transferred at a point in time
Oncology Systems	$381.0	$402.6	$763.0	$769.2
Proton Solutions	1.5	—	1.5	—
Other	11.7	—	30.6	—
Total products transferred at a point in time	394.2	402.6	795.1	769.2
Products and services transferred over time
Oncology Systems	379.5	344.2	779.9	680.1
Proton Solutions	20.8	32.6	48.4	71.1
Total products and services transferred over time	400.3	376.8	828.3	751.2
Total Revenues	$794.5	$779.4	$1,623.4	$1,520.4

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
16. BUSINESS COMBINATIONS
Business Combinations in Fiscal Year 2020
The Company completed three acquisitions in its Oncology Systems business that were not material in the first six months of fiscal year 2020. The acquisitions were comprised of goodwill and assets acquired. The purchase accounting from these transactions is not yet finalized.

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

Cancer Treatment Services International
In June 2019, the Company acquired CTSI, a privately-held company for a purchase price of $277.0 million, consisting of $262.8 million of cash consideration, $8.2 million of contingent consideration, and $6.0 million of other consideration. The undiscounted range of the contingent consideration payments is zero to $58 million and is based on actual revenues over the 18 months following the acquisition date. In March 2020, the Company released the $8.2 million of contingent consideration to earnings due to CTSI having lower projected financial performance during the earnout period. The Company has included this acquisition in its Oncology Systems business. The purchase accounting from this transaction is not yet finalized. The Company recorded a measurement period adjustment in the first quarter of fiscal year 2020 that was not material.

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

Other Acquisitions in Fiscal Year 2019
In the third quarter of fiscal year 2019, the Company purchased a privately-held company for a cash purchase price of $15.2 million, including a holdback of $3.6 million and contingent consideration. At the closing date, the value of the contingent consideration was zero because none of the milestones were probable to be achieved; however, the Company could potentially pay up to approximately $9 million by 2023 if certain milestones were met plus additional payments for achieving revenue targets through 2035. The acquisition was classified as an asset acquisition. This acquisition is included in the Other category.
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

The fair value of assets acquired and liabilities assumed, has been determined on a preliminary basis for acquisitions completed in the current year and certain acquisitions in the previous fiscal year. The Company will finalize these amounts as it obtains the

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
information necessary to complete the measurement process. Any changes resulting from facts and circumstances that existed as of the date of a business combination may result in certain adjustments. The Company expects to finalize these amounts no later than one year from the date of each business combination.

The condensed consolidated financial statements include the operating results from the date the above businesses were acquired. Pro forma results of operations for the completed acquisitions have not been presented because the effects were not material to the Company's condensed consolidated financial statements.

The Company incurred acquisition transaction costs of $4.4 million and $2.2 million during the three months ended April 3, 2020 and March 29, 2019, respectively, and $8.3 million and $4.6 million during the six months ended April 3, 2020 and March 29, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of Varian Medical Systems, Inc. (“VMS”) and its subsidiaries (collectively “we,” “our” or the “Company”). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the Securities and Exchange Commission (“SEC”), or other reasons. For this purpose, statements concerning: the impact of the COVID-19 pandemic on our business, including but not limited to, the impact on our workforce, operations, supply chain, demand for our products and services, and our financial results and condition; our ability to successfully manage the challenges associated with the COVID-19 pandemic; growth strategies; industry or market segment outlook; economic and market conditions; domestic and global trends; development, market acceptance of or transition to new products, technologies, solutions or services; growth drivers; future orders, revenues, operating expenses, tax rate, cash flows, backlog, earnings growth or other financial results; expected capital expenditures; new and potential future tariffs and exclusions therefrom or cross-border trade restrictions; currency fluctuation, changes in political, regulatory, safety or economic conditions; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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

COVID-19 Impact

The outbreak of the COVID-19 virus in Wuhan, China in late 2019, and subsequent spread of the virus throughout the world, has impacted our day-to-day operations globally, and the operations of the vast majority of our customers, suppliers, and distributors. The COVID-19 response by hospitals and healthcare professionals has placed a severe strain on healthcare systems globally. The World Health Organization’s March 2020 declaration of the COVID-19 outbreak as a global pandemic has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business limitations and shutdowns. Many of our hospital customers have prioritized their efforts on COVID-19 response, diverting focus and resources away from their normal operations, and have restricted access to their sites in efforts to contain the spread of the virus. The prioritization of COVID-19 treatment and containment and travel restrictions have, in turn, presented us with unique operational challenges, including delays in decisions on new contracts by some customers and delays in our ability to market, deliver, install and service our systems. We have also experienced some disruptions and delays in our logistics and supply chains. To support the health and well-being of our employees, customers, distributors, partners and communities, as of May 12, 2020, approximately 65% of our employees are working remotely, whereas typically only 15% of our employees, such as field service employees, work remotely.

The impact of COVID-19 on our operations has varied by region, in parallel with the geographical spread and stage of containment of the pandemic. Our operations in China were impacted first, beginning early in our fiscal second quarter 2020, followed by other parts of our Asia Pacific geography, with EMEA and the Americas geographies being impacted later in the quarter. Our revenues in the quarter were trending higher than our revenues in the comparable period in our fiscal second quarter 2019 until March 2020, when we started to experience a decline in product revenues in EMEA and the Americas due to COVID-19 spread. By the end of the quarter, signs of recovery were noted in China and South Korea. These trends continued into April 2020. The adverse impact to revenues primarily resulted from delays in installation and acceptance of our hardware products and solutions. We experienced minimal impact to our services revenues during the quarter and expect that our services revenues will continue to be reasonably insulated from COVID-19 given the long-term nature of the underlying contracts and our current installed base. Our software revenues during the quarter increased compared to software revenues in our fiscal second quarter 2019.

In addition to these revenue impacts, we experienced delays in orders, primarily for capital equipment, during the quarter and this trend continued, with some geographic variation, into April 2020. To date, we have not experienced any order cancellations due to COVID-19. We incurred some idle capacity costs due to factory shutdowns during a portion of the quarter; however, we also had reduced costs of sales as a result of the operational slow down. We also incurred some COVID-19 operational expenses, which were offset by reduced travel costs. The net impact of COVID-19 related expenses on our operating earnings during the quarter was not material.

Since the outbreak of the pandemic, our focus has been on keeping our employees safe, supporting our customers and their patients and ensuring supply chain stability and business continuity.

•Our employees are crucial to our mission, and we have taken the following actions to ensure their safety and well-being.

•We instituted work-from-home policies and workplace safety measures and protocols, including strict site access guidelines and ensuring the availability of personal protective equipment.

•To reduce the financial strain on our employees and their families, we implemented continuity of pay benefits in March that will continue as needed through fiscal 2020.

•We implemented new programs aimed at educating our employees on how to operate in virtual, social-distancing environments.

•In compliance with government mandates, we closed our manufacturing facility in Beijing for approximately four weeks during the quarter. As part of our workforce safety measures, we proactively placed our U.S. manufacturing and logistics facilities, including our Palo Alto manufacturing facility, in critical operations mode for approximately 3 weeks during the quarter. After implementing stringent safety protocols, which included rigorous health and safety training for all manufacturing employees returning to work and the institution of new workplace spacing requirements, we recommenced operations at these facilities and they are all currently fully operational. Existing inventory allowed us to continue shipments and honor customer commitments during the shutdowns.

•Our customers are facing unique challenges, and we are taking actions to support their priorities. Among other efforts, we are taking actions to ensure that all of our customers can continue to deliver radiation therapy, a non-elective procedure, to their patients, and we are actively deploying remote tools across our training, installation, and field service teams to ensure continued access to our products and solutions.

•Despite certain logistical and manufacturing challenges, to date we have been successful in our efforts to secure and stabilize our global supply chain and we are actively coordinating with our suppliers and distributors to maintain adequate inventory to fulfill our customer commitments.

•We have a solid balance sheet, with $1.3 billion in accessible liquidity, including $668 million in cash and cash equivalents and $661 million available under our $1.2 billion revolving credit facility. To date, we have not experienced a significant decline in customer credit quality or a significant increase in requests for changes or extension of payment terms as a result of COVID-19, although we will continue to closely monitor these metrics going forward. While our capital allocation priorities remain unchanged, as a precautionary measure we have paused our share buybacks to preserve liquidity and are focused on reducing costs to bolster our financial flexibility in light of the broad range of potential outcomes over the foreseeable future.

We are not able to accurately predict the full impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and the containment measures in different geographies. However, we believe that lockdowns restricting access to customer sites and vault construction delays will continue to have an adverse impact on our revenues during the second half of our fiscal year 2020 and that customer financial constraints, foreign currency headwinds, and uncertainty around the pandemic may lead our customers to defer capital equipment purchases during the second half of our fiscal year 2020 which will have a corresponding adverse impact on our orders. For both revenues and orders, we believe that there will be a higher impact in our fiscal third quarter 2020 followed by sequential improvement in our fiscal fourth quarter 2020, assuming there is no second wave of infections or lockdowns. In addition, we believe that our existing orders backlog should soften the impact of order delays on our revenues in our fiscal year 2020. We expect to continue to experience some logistical, manufacturing and shipment delays and some increased logistics-related costs.

We expect that our services revenues will continue to be reasonably insulated from the impacts of COVID-19 and should be reasonably predictable given the long-term nature of the underlying contracts and our current installed base. However, if treatment volumes decline materially and impact hospitals’ operating costs, it may impact our service contract renewals, pricing and service revenues. Based on regional machine utilization trends that we are closely monitoring, volume levels appear to be returning to historical averages in certain regions that have begun to recover from the pandemic, which should have a corresponding positive impact on hospital operating budgets.

While we believe that orders trends and our revenues will return to historical norms over time as the pandemic is controlled, if COVID-19 proliferates for an extended period, capital expenditure delays could be prolonged and have a material impact on revenues and orders beyond the second half of our fiscal year 2020. Capital markets and worldwide economies have been significantly impacted by the COVID-19 pandemic, and an extended economic recession could have a material adverse effect on our business over the longer term if hospitals reduce or curtail capital and overall spending. Some of our hospital customers may decide to no longer purchase or use our products or services and certain of our customers, suppliers and distributors may become insolvent.

Despite the challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us well to navigate through the current economic environment and continue to execute on our long-term value creation strategy.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Highlights for the Three Months Ended April 3, 2020
Financial Summary

	Three Months Ended
(In millions, except per share amounts)	April 3, 2020	March 29, 2019	Change
Gross Orders	$845.9	$770.9	10%
Oncology Systems	773.4	766.2	1%
Proton Solutions	60.8	4.7	1,206%
Other	11.7	—	n/m
Backlog	$3,286.0	$3,117.9	5%
Revenues	$794.5	$779.4	2%
Oncology Systems	760.5	746.8	2%
Proton Solutions	22.3	32.6	(32)%
Other	11.7	—	n/m
Gross margin as a percentage of revenues	42.5%	40.8%	160 bps
Effective tax rate	18.5%	21.7%
Net earnings attributable to Varian	$43.2	$88.6	(51)%
Diluted net earnings per share	$0.47	$0.96	(51)%
Net cash (used in) provided by operating activities	$21.9	$(13.4)	n/m
Number of shares repurchased	0.3	0.4	(25)%
Total cost of shares repurchased	$39.8	$50.8	(22)%
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
Impairment Charges. In March 2020, we recorded a $40.5 million impairment charge to our California Proton Therapy Center ("CPTC") term loan (“Term Loan”) due to material negative impacts to CPTC's operating plan, including declines in current and projected patient volume and delays in partnership with a significant clinical partner primarily driven by the impact of COVID-19. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.

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
Currency fluctuations had approximately a $6.5 million unfavorable impact for both total revenues and Oncology Systems gross orders, respectively, for the three months ended April 3, 2020, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
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

We have expanded our services offerings to include clinical practice services that assist within the clinical workflow. These services focus on decision support and/or cancer care knowledge augmentation aimed to facilitate improved accessibility and affordability to care while maintaining a fundamental level of clinical quality. Further, we operate 12 multi-disciplinary cancer centers and one specialty hospital in India and one multi-disciplinary cancer center in Sri Lanka. We also expect to innovate and incubate new solutions such as technology-enabled services, and to develop additional technologies that incorporate artificial intelligence and machine learning capabilities, in an environment of data security and patient privacy integrity.
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
Subject to the potential impact of COVID-19, we believe international markets will be our fastest growing markets. The radiation oncology market in North America is largely characterized by replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities, such as IMRT, IGRT and VMAT, tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding reimbursement rates and new models for radiotherapy and radiosurgery, such as the alternative payment model pilot program for radiation oncology that was proposed by the Centers for Medicare and Medicaid Services in July 2019. This pilot program is intended to test whether an episode-based payment structure would reduce Medicare expenditures. We believe that this uncertainty will likely continue in future fiscal years and could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability.
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
We are investing resources to drive growth and innovation in this business. Proton therapy facilities are large-scale construction projects that have long lead times and involve significant customer investment and often complex project financing. Consequently, this business is vulnerable to general economic and market conditions, as well as reimbursement rates. Customer decision-making cycles tend to be very long, and orders generally involve many contingencies. Credit markets for proton therapy projects have improved in recent years but the funding environment for large capital projects, such as proton therapy projects, is still challenging and volatile. Our current focus is bringing our expertise in traditional radiation therapy to proton therapy to improve its clinical utility, reduce its cost of treatment per patient and drive innovation, so that it is more widely accepted and deployed.
As of April 3, 2020, we had a carrying value of $128.5 million of notes receivable, including accrued interest, senior secured debt, available-for-sale securities, and loans outstanding to Proton Solutions customers. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.

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
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. During the six months ended April 3, 2020, there were no significant changes, except as noted below to our critical accounting policies and estimates as described in the financial statements contained in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report.

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

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, operating margins and working capital requirements, WACC, future economic and market conditions, estimation of the long-term rate of growth for our business and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results related to assumed variables could differ from these estimates. In addition, we make certain judgments and assumptions in allocating assets and liabilities to determine the carrying values for each reporting unit.

As of April 3, 2020, we have two reporting units with goodwill: Oncology Systems and Interventional Solutions, with balances of $450.4 million and $164.3 million, respectively. Due to certain indicators identified related to our Interventional Solutions reporting unit in the second quarter of fiscal year 2020, including a significant decrease in near term revenue projections due to COVID-19, we identified a triggering event and performed an interim impairment test on our $164.3 million of goodwill in our Interventional Solutions reporting unit, within the Other reportable operating segment. The fair value of the Interventional Solutions’ reporting unit was in excess of its carrying value by approximately $20 million, or 7%. Management believes the methodology and assumptions used to calculate the fair value to be reasonable. However, the Interventional Solutions reporting unit could be at risk for a future goodwill impairment if there are adjustments to certain assumptions used in the fair value calculation, including revenue growth rates, operating margins, WACC and/or working capital requirements. Given the uncertain impact of COVID-19 and/or other market factors on our business, our cash flow projections for this business could decrease in the future, which could lead to an impairment of goodwill. In the third quarter of fiscal year 2019, we recorded a goodwill impairment charge of $50.5 million for the full value of the Proton Solutions reporting unit goodwill. See Note 5, "Goodwill and Intangible Assets," of the Notes to the Condensed Consolidated Financial Statements for more information.

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020, and fiscal year 2019 was the 52-week period that ended September 27, 2019. The fiscal quarters ended April 3, 2020 and March 29, 2019 were both 13-week periods.
Discussion of Results of Operations for the Three and Six Months Ended April 3, 2020 Compared to the Three and Six Months Ended March 29, 2019
Total Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	April 3, 2020	March 29, 2019	Percent Change
Product	$407.3	$430.5	(5)%	$828.3	$830.7	—%
Service	387.2	348.9	11%	795.1	689.7	15%
Total Revenues	$794.5	$779.4	2%	$1,623.4	$1,520.4	7%
Product as a percentage of total revenues	51%	55%		51%	55%
Service as a percentage of total revenues	49%	45%		49%	45%
Total product revenues decreased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to decreases from Oncology Systems and Proton Solutions, offset by $11.7 million in revenues from the Other category. Total product revenues were flat in the six months ended April 3, 2020, primarily due to a decrease from Proton Solutions and, to a lesser extent, a decrease from Oncology Systems, partially offset by $30.6 million in revenues from the Other Category.

Total service revenues increased in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to Oncology Systems, which included approximately $17 million and $35 million, respectively, in service revenues from CTSI. The six months ended April 3, 2020 included approximately $19 million in additional service revenues due to the first quarter of fiscal year 2020 being a 14-week period.

Revenues by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	Constant Currency	April 3, 2020	March 29, 2019	Percent Change	Constant Currency
Americas	$387.9	$371.3	4%	5%	$790.1	$721.7	9%	10%
EMEA	250.9	261.5	(4)%	(2)%	523.8	512.5	2%	4%
APAC	155.7	146.6	6%	7%	309.5	286.2	8%	8%
Total Revenues	$794.5	$779.4	2%	3%	$1,623.4	$1,520.4	7%	8%

North America (1)	$362.2	$343.4	5%	5%	$740.7	$672.1	10%	10%
International	432.3	436.0	(1)%	1%	882.7	848.3	4%	5%
Total Revenues	$794.5	$779.4	2%	3%	$1,623.4	$1,520.4	7%	8%
North America as a percentage of total revenues	46%	44%			46%	44%
International as a percentage of total revenues	54%	56%			54%	56%
(1) North America primarily includes the United States and Canada.
The Americas revenues increased in the three months and six months ended April 3, 2020, compared to the year-ago periods, primarily due to an increase in revenues from Oncology Systems and, to a lesser extent, an increase in revenues from the Other category, partially offset by a decrease in revenues from Proton Solutions.
EMEA revenues decreased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to decreases in revenues from Proton Solutions and Oncology Systems. EMEA revenues increased in the six months ended April 3, 2020, primarily due to an increase in revenues from Oncology Systems, and to a lesser extent, an increase in revenue from the Other category, partially offset by a decrease in revenues from Proton Solutions. Oncology Systems revenues in the three and six months ended April 3, 2020 included approximately $13 million and $27 million, respectively, in revenues from CTSI.
APAC revenues increased in the three months and six months ended April 3, 2020, compared to the year-ago periods, primarily due to an increase in revenues from the Other category and Oncology Systems, partially offset by a decrease in revenues from Proton Solutions.

Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	Constant Currency	April 3, 2020	March 29, 2019	Percent Change	Constant Currency
Product	$381.0	$402.6	(5)%	(4)%	$763.0	$769.2	(1)%	—%
Service	379.5	344.2	10%	11%	779.9	680.1	15%	15%
Total Oncology Systems Revenues	$760.5	$746.8	2%	3%	$1,542.9	$1,449.3	6%	7%
Product as a percentage of total Oncology Systems revenues	50%	54%			49%	53%
Service as a percentage of total Oncology Systems revenues	50%	46%			51%	47%
Oncology Systems revenues as a percentage of total revenues	96%	96%			95%	95%
Oncology Systems product revenues decreased in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to lower hardware product revenues caused by the COVID-19 pandemic, partially offset by higher software sales. In the three and six months ended March 29, 2019, revenues from hardware products had a negative impact of approximately $9 million and $17 million from the U.S./China Tariffs.
Oncology Systems service revenues, which include performance obligations for installation, training and warranty, increased in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to the ongoing customer adoption of service contracts as the warranty periods on our systems expire and an increase in the number of customers as the installed base of our products continues to grow. Oncology Systems service revenues also include approximately $17 million and $35 million in revenues from CTSI in the three and six months ended April 3, 2020. The first quarter of fiscal year 2020 was a 14-week period, which resulted in approximately $19 million in additional service revenues being recorded.

Revenues by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	Constant Currency	April 3, 2020	March 29, 2019	Percent Change	Constant Currency
Americas	$369.7	$357.1	4%	4%	$748.6	$687.9	9%	9%
EMEA	240.9	245.3	(2)%	—%	500.7	479.8	4%	6%
APAC	149.9	144.4	4%	5%	293.6	281.6	4%	4%
Total Oncology Systems Revenues	$760.5	$746.8	2%	3%	$1,542.9	$1,449.3	6%	7%

North America	$343.9	$329.2	4%	4%	$699.2	$638.3	10%	10%
International	416.6	417.6	—%	1%	843.7	811.0	4%	5%
Total Oncology Systems Revenues	$760.5	$746.8	2%	3%	$1,542.9	$1,449.3	6%	7%
North America as a percentage of total Oncology Systems revenues	45%	44%			45%	44%
International as a percentage of total Oncology Systems revenues	55%	56%			55%	56%
Americas Oncology Systems revenues increased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from services and software licenses, partially offset by lower revenues from hardware products caused by the COVID-19 pandemic. Americas Oncology Systems revenues increased in the six months ended April 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from services and software licenses.
EMEA Oncology Systems revenues decreased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to lower revenues from hardware products caused by the COVID-19 pandemic, partially offset by an increase in revenues from services. EMEA Oncology Systems revenues increased in the six months ended April 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from services and, to a lesser extent, an increase in revenues from software licenses, partially offset by lower revenues from hardware products caused by the COVID-19 pandemic. EMEA Oncology Systems revenues from services included approximately $13 million and $27 million from CTSI in the three and six months ended April 3, 2020.
APAC Oncology Systems revenues increased in the three months and six months ended April 3, 2020, compared to the year-ago periods, primarily due to an increase in revenues from services and hardware products, partially offset by a decrease in revenue from software licenses. In the three and six months ended March 29, 2019, revenues from hardware products included a negative impact of approximately $9 million and $17 million from the U.S./China Tariffs.
Variations of higher and lower revenues between the North America and international regions are impacted by regional factors influencing our gross orders, which include the potential impact of COVID-19, government spending, philanthropy/donations, economic and political instability in some countries, uncertainty created by U.S. health care policy, such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States, and different technology adoption cycles. See further discussion of orders under “Gross Orders.”

Proton Solutions Revenues

Revenues by sales classification	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	April 3, 2020	March 29, 2019	Percent Change
Product	$14.6	$27.9	(48)%	$34.7	$61.5	(44)%
Service	7.7	4.7	61%	15.2	9.6	58%
Total Proton Solutions Revenues	$22.3	$32.6	(32)%	$49.9	$71.1	(30)%
Proton Solutions revenues as a percentage of total revenues	3%	4%		3%	5%
Revenues from Proton Solutions decreased in the three and six months ended April 3, 2020, compared to the year-ago period, primarily due to fewer orders in fiscal year 2018 and the first half of fiscal year 2019, the timing of project completion and stage of progress, partially offset by an increase in service revenues resulting from the increase in proton centers transitioned to service contracts. The estimated impact of the COVID-19 pandemic on Proton Solution revenues was not material in the three and six months ended April 3, 2020.
Other Revenues
Revenues from the Other category was $11.7 million and $30.6 million for the three and six months ended April 3, 2020. Revenues from the Other category are allocated to product revenues and are related to our Interventional Solutions business. The estimated impact of the COVID-19 pandemic on Interventional Solutions revenues was not material in the three and six months ended April 3, 2020.
Gross Margin

Dollars by segment	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	April 3, 2020	March 29, 2019	Percent Change
Oncology Systems	$328.6	$322.4	2%	$681.6	$632.2	8%
Proton Solutions	(0.4)	(4.2)	91%	(0.4)	2.1	(118)%
Other	9.0	—	n/m	22.8	—	n/m
Gross margin	$337.2	$318.2	6%	$704.0	$634.3	11%
Percentage by segment
Oncology Systems	43.2%	43.2%		44.2%	43.6%
Proton Solutions	(1.8)%	(13.0)%		(0.8)%	3.2%
Other	77.6%	—%		74.7%	—%
Total Company	42.5%	40.8%		43.4%	41.7%
Percentage by sales classification
Total Company - Product	35.4%	31.6%		35.4%	32.5%
Total Company - Service	49.9%	52.2%		51.7%	52.9%
Oncology Systems - Product	36.6%	35.1%		36.3%	35.4%
Oncology Systems - Service	49.9%	52.7%		51.9%	52.9%
n/m - not meaningful

Oncology Systems product gross margin percentage increased in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to higher software product mix and certain tariff exclusions, partially offset by an unfavorable hardware product mix and some additional costs due to the COVID-19 pandemic. In the three months ended March 29, 2019, the U.S./China tariffs had a negative impact of approximately $13 million, comprised of a negative impact of $9 million in revenues and $4 million in cost of revenues. In the six months ended March 29, 2019, the U.S./China tariffs had a negative impact of $24 million, comprised of a negative impact of $17 million in revenues and $7 million in cost of revenues.
Oncology Systems service gross margin percentage decreased in the three months and six months ended April 3, 2020, compared to the year-ago periods, primarily due to higher service delivery costs and service revenues from CTSI, which have a lower margin than our traditional services, partially offset by an increase in service revenues.

Proton Solutions gross margin percentage increased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to an increase in service revenues and mix of projects. Proton Solutions gross margin percentage decreased in the six months ended April 3, 2020, compared to the year-ago period, primarily due to the mix of projects and increased project costs.
Research and Development

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	April 3, 2020	March 29, 2019	Percent Change
Research and development	$71.0	$59.4	19%	$138.1	$120.3	15%
Research and development as a percentage of total revenues	9%	8%		9%	8%
Research and development expenses increased $11.6 million and $17.8 million in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to an increase in investments in software, Flash technology, adaptive radiotherapy and other strategic programs.
Selling, General and Administrative and Acquisition-related expenses (benefits)

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	April 3, 2020	March 29, 2019	Percent Change
Selling, general and administrative	$175.3	$146.8	20%	$352.3	$287.9	22%
Impairment charges	$40.5	$—	n/m	$40.5	$—	n/m
Acquisition-related expenses (benefits)	$(4.5)	$2.2	(320)%	$8.2	$4.6	80%
Selling, general and administrative as a percentage of total revenues	22%	19%		22%	19%
Impairment charges as a percentage of total revenues	5%	—%		2%	—%
Acquisition-related expenses as a percentage of total revenues	(1)%	—%		1%	—%
n/m - not meaningful

Selling, general and administrative expenses increased $28.5 million and $64.4 million in the three and six months ended April 3, 2020, compared to the year-ago periods, as we continue to invest in scaling our operations to support growth, including an increase in headcount to support sales and marketing for recent acquisitions and investments in product management for treatment planning in Oncology Systems. Also contributing to the increase in the three and six months ended April 3, 2020, were increases of $3.9 million and $9.2 million, respectively in additional amortization of intangible assets.

Impairment charges in the three and six months ended April 3, 2020, were due to an impairment charge of $40.5 million to our CPTC Term Loan. As a result of the COVID-19 pandemic, during March and April 2020, CPTC suffered material negative impacts to its operating plan, including declines in current and projected patient volume and delays in partnership with a significant clinical partner. Therefore, we concluded it was no longer probable that we will collect the amounts owed under the CPTC Term Loan when due. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.

Acquisition-related expenses (benefits) decreased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to the release of $8.2 million in contingent consideration earnout liabilities related to our acquisition of CTSI, partially offset by an increase in transaction costs. Acquisition-related expenses increased in the six months ended April 3, 2020, compared to the year-ago period, primarily due to $8.8 million increase in the fair value of contingent consideration related to the Endocare and Alicon acquisitions and an increase in transaction costs, partially offset by the release of $8.2 million in contingent consideration earnout liabilities related to our acquisition of CTSI.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	April 3, 2020	March 29, 2019	Percent Change
Interest income	$3.1	$4.0	(20)%	$6.1	$7.9	(23)%
Interest expense	$(4.3)	$(1.0)	327%	$(9.0)	$(2.2)	301%
Other income (expense), net	$(0.9)	$0.2	(751)%	$3.5	$23.2	(85)%
Interest income decreased in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to a decrease in interest income from loans to our Proton Solution customers and available-for-sale securities.
Interest expense increased in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to an increase in borrowings.
Other income (expense), net, decreased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to changes in foreign currency exchange. Other income (expense), net, decreased in the six months ended April 3, 2020, compared to the year-ago period, primarily due to a $22.0 million gain on the sale of an equity investment in first quarter of fiscal year 2019.
Taxes on Earnings

	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Change	April 3, 2020	March 29, 2019	Change
Taxes on earnings	$9.7	$24.6	(60.0)%	$33.5	$58.1	(42.3)%
Effective tax rate	18.5%	21.7%		20.2%	23.2%
Our effective tax rate is lower in the three months ended April 3, 2020, compared to the year-ago period, primarily because earnings in the current period included the release of $8.2 million of contingent consideration related to our acquisition of CTSI that resulted in no tax charge. Our effective tax rate was lower for the six month period ended April 3, 2020, compared to the year-ago period, primarily because the prior period included the tax effect of a change in law due to the enactment of the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.
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
Diluted Net Earnings Per Share

	Three Months Ended			Six Months Ended
	April 3, 2020	March 29, 2019	Percent Change	April 3, 2020	March 29, 2019	Percent Change
Diluted net earnings per share	$0.47	$0.96	(51)%	$1.43	$2.09	(31)%

Diluted net earnings per share decreased in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to the $40.5 million impairment of our Term Loan with CPTC, and increases in both research and development and selling, general and administrative costs, partially offset by a decrease in the effective tax rate.

Gross Orders

Gross orders by segment	Three Months Ended			Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	April 3, 2020	March 29, 2019	Percent Change
Oncology Systems	$773.4	$766.2	1%	$1,547.2	$1,482.7	4%
Proton Solutions	60.8	4.7	1,206%	86.7	9.9	780%
Other	11.7	—	n/m	30.6	—	n/m
Total Gross Orders	$845.9	$770.9	10%	$1,664.5	$1,492.6	12%
n/m - not meaningful
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
Gross orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products, all of which could be impacted by COVID-19. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause gross orders in our Proton Solutions business to vary significantly, making comparisons between fiscal periods more difficult.
Oncology Systems Gross Orders

Gross orders by geographical region	Three Months Ended				Six Months Ended
(Dollars in millions)	April 3, 2020	March 29, 2019	Percent Change	Constant Currency	April 3, 2020	March 29, 2019	Percent Change	Constant Currency
Americas	$355.4	$366.1	(3)%	(3)%	$714.9	$702.0	2%	2%
EMEA	259.3	233.3	11%	13%	496.0	451.6	10%	12%
APAC	158.7	166.8	(5)%	(5)%	336.3	329.1	2%	2%
Total Oncology Systems Gross Orders	$773.4	$766.2	1%	2%	$1,547.2	$1,482.7	4%	5%

North America	$337.8	$342.5	(1)%	(1)%	$664.6	$656.0	1%	1%
International	435.6	423.7	3%	4%	882.6	826.7	7%	8%
Total Oncology Systems Gross Orders	$773.4	$766.2	1%	2%	$1,547.2	$1,482.7	4%	5%
The Americas Oncology Systems gross orders decreased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to a decrease in gross orders from hardware products caused by the COVID-19 pandemic and, to a lesser extent, a decrease in gross orders from software licenses, partially offset by an increase in gross orders from services. The Americas Oncology Systems gross orders increased in the six months ended April 3, 2020, compared to the year-ago period, primarily due to an increase in gross orders from services, partially offset by a decrease in gross orders from hardware products caused by the COVID-19 pandemic.
EMEA Oncology Systems gross orders increased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to an increase in gross orders from services and, to a lesser extent, an increase in gross orders from hardware products, partially offset by a decrease in gross orders from software licenses. EMEA gross orders increased in the six months ended compared to the year-ago period, primarily due to an increase in service revenues, partially offset by a decrease in hardware products. The COVID-19 pandemic had a negative impact to gross orders in the three months ended April 3, 2020. EMEA Oncology Systems gross orders from services include approximately $13 million and $27 million from CTSI in the three and six months ended April 3, 2020.
APAC Oncology Systems gross orders decreased in the three months ended April 3, 2020, compared to the year-ago period, primarily due to a decrease in gross orders from hardware products caused by the COVID-19 pandemic. APAC Oncology Systems gross orders increased in the six months ended April 3, 2020, compared to the year-ago period, primarily due to an increase in gross orders from services, partially offset by a decrease in gross orders from hardware products caused by the COVID-19 pandemic.
The trailing 12 months' growth in gross orders for Oncology Systems at the end of the second quarter of fiscal year 2020 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	April 3, 2020	January 3, 2020	September 27, 2019	June 28, 2019
Americas	4%	6%	7%	6%
EMEA	9%	11%	12%	13%
APAC	(2)%	6%	9%	22%
North America	3%	6%	8%	6%
International	5%	9%	10%	15%
Total Oncology Systems Gross Orders	5%	8%	9%	11%
Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations. We expect that the COVID-19 pandemic will have an adverse effect on Oncology Systems gross orders for the remainder of our fiscal year 2020. Over the long-term, we expect international gross orders, specifically from emerging markets, to grow as a percentage of overall orders. Oncology Systems gross orders are affected by foreign currency fluctuations, which could impact the demand for our products. In addition, government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.
Proton Solutions Gross Orders
Proton Solutions gross orders increased $56.1 million and $76.8 million in the three and six months ended April 3, 2020, compared to the year-ago periods, primarily due to three proton therapy system orders in the six months ended April 3, 2020, as compared to none in the prior year periods. Also contributing to the increase in gross orders was an increase in service orders. We expect that the COVID-19 pandemic will have an adverse effect on Proton Solutions gross orders for the remainder of fiscal year 2020.
Other Category Gross Orders
The Other category gross orders were $11.7 million and $30.6 million in the three and six months ended April 3, 2020. Gross orders from the Other category are related to our Interventional Solutions business. We expect that the COVID-19 pandemic will have an adverse effect on the Other category gross orders for the remainder of fiscal year 2020.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. At April 3, 2020, total Company backlog was $3.3 billion, an increase of 5% compared to the backlog at March 29, 2019. Our Oncology Systems backlog at April 3, 2020 was 3% higher than the backlog at March 29, 2019, which reflected an increase of 4% and 2% for the international and North America regions, respectively. Proton Solutions backlog was approximately $259 million at April 3, 2020.

We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are classified as dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled net reductions of $70.7 million and $145.2 million in the three and six months ended April 3, 2020, compared to net reductions of $48.2 million and $37.2 million in the year-ago periods.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash:

(In millions)	April 3, 2020	September 27, 2019	Increase
Cash and cash equivalents	$667.8	$531.4	$136.4
Restricted cash	21.2	12.7	8.5
Total cash, cash equivalents, and restricted cash	$689.0	$544.1	$144.9
The increase in cash, cash equivalents, and restricted cash in the six months ended April 3, 2020 was primarily due to $134.5 million of cash provided by operating activities, $110.0 million in net borrowings from our credit facility, $32.1 million in proceeds from the issuance of common stock to employees, and $9.2 million in proceeds from the sale of an equity investment, partially offset by $86.2 million used for the repurchase of shares of VMS common stock, $37.0 million used for purchases of property, plant, and equipment, and $11.5 million used for tax withholdings on vesting of equity awards.
At April 3, 2020, we had approximately $144 million, or 22%, of cash and cash equivalents in the United States, which includes approximately $100 million in money market funds, and approximately $524 million, or 78%, of cash and cash equivalents was held abroad. In light of the changes to the U.S. federal taxation of foreign earnings under the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of April 3, 2020, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Six Months Ended
(In millions)	April 3, 2020	March 29, 2019
Net cash flow provided by (used in):
Operating activities	$134.5	$127.5
Investing activities	(36.2)	(34.6)
Financing activities	43.5	(56.9)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	3.1	6.5
Net increase in cash, cash equivalents and restricted cash	$144.9	$42.5

Our primary cash inflows and outflows were as follows:
•In the six months ended April 3, 2020, net cash provided by operating activities was $134.5 million compared to $127.5 million in the six months ended March 29, 2019. The $7.0 million increase in net cash from operating activities was driven by a $8.6 million increase in the net change from operating assets and liabilities and a $58.7 million increase from non-cash items, partially offset by a $60.3 million decrease in net earnings.
•The major contributors to the net change in operating assets and liabilities, net of effects of acquisitions, in the six months ended April 3, 2020 were as follows:
◦Trade and unbilled receivables decreasing $49.9 million, primarily due to customer payments in Proton Solutions.
◦Inventory increasing $53.7 million, primarily to support a higher volume of orders in Oncology Systems.
◦Accounts payable decreasing $54.7 million, primarily due to timing of payments.
◦Accrued liabilities and other long-term liabilities decreasing $62.6 million, primarily due to the timing of payments processed for income taxes and accrued compensation.
◦Deferred revenues increasing $33.4 million, primarily due to an increase in billing ahead of revenue recognition resulting from changes in the mix of contractual billing terms.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, trade receivable collections, inventory management, contracts with extended payment terms, and the timing and amount of taxes and other payments. As a result of the COVID-19 pandemic, we expect to experience reduced cash flow from operations as a result of decreased revenues and slower collections. Moreover, we are focused on ensuring that we have adequate inventory on hand given the potential disruption of the COVID-19 pandemic to our suppliers and their supply chain. For additional discussion, please refer to the “Risk Factors” in Item 1A herein and in Part I, Item 1A of our 2019 Annual Report.
•In the six months ended April 3, 2020, cash used in investing activities was $36.2 million, compared to $34.6 million in the six months ended March 29, 2019. In the six months ended April 3, 2020, cash used in investing activities primarily included $37.0 million used for purchases of property, plant and equipment and $8.4 million used for acquisitions, partially offset by $9.2 million in proceeds from the sale of an equity investment. In the six months ended March 29, 2019, cash used in investing activities primarily included $25.2 million used for purchases of property, plant and equipment, $25.0 million used for acquisitions, and $11.8 million used for the purchase of equity investments, partially offset by $29.9 million in proceeds from the sale of an equity investment.
•In the six months ended April 3, 2020, cash provided by financing activities was $43.5 million, compared to cash used of $56.9 million in the six months ended March 29, 2019. In the six months ended April 3, 2020, cash provided by financing activities primarily included $110.0 million in net borrowings from our credit facility and $32.1 million in proceeds received from stock option exercises and employee stock purchases, partially offset by $86.2 million used for the repurchase of VMS common stock and $11.5 million used for tax withholdings on vesting of equity awards. In the six months ended March 29, 2019, cash used in financing activities primarily included $85.6 million used for the repurchase of VMS common stock and $13.9 million used for tax withholdings on vesting of equity awards, partially offset by $38.6 million in proceeds received from stock option exercises and employee stock purchases.
Revolving Credit Facility
The following table summarizes our short-term borrowings:

(Dollars in millions)	April 3, 2020		September 27, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility	$520.0	2.05%	$410.0	3.05%
Total short-term borrowings	$520.0		$410.0

See Note 6, "Borrowings," of the Notes to the Condensed Consolidated Financial Statements for further information about our Credit Agreement and other borrowing arrangements.
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. As a precautionary measure due to the COVID-19 pandemic, we have paused share buybacks to preserve liquidity and we are re-evaluating investment opportunities. We will continue to prioritize key research and development and productivity programs to support our long-term goals. Although our cash requirements will fluctuate as a result of the shifting influences of these factors, we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures, and other cash requirements for at least the next 12 months.

Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) was 110 days at both April 3, 2020, and March 29, 2019. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. Proton Solutions' DSO is not meaningful because it is highly variable. Trade and unbilled receivables from our Other category are not material. As of April 3, 2020, approximately 7% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended		Six Months Ended
(In millions, except per share amounts)	April 3, 2020	March 29, 2019	April 3, 2020	March 29, 2019
Number of shares	0.3	0.4	0.6	0.7
Average repurchase price per share	$126.01	$120.89	$133.02	$115.71
Total cost of shares repurchased	$39.8	$50.8	$86.2	$85.6

In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of April 3, 2020, approximately 1.6 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. At the beginning of our third quarter of fiscal year 2020, due to COVID-19, as a precautionary measure, we have paused our share repurchase program.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act. As of April 3, 2020, our liability for uncertain tax positions was $46.3 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. We have elected to pay the one-time transition tax over a period of 8 years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years 6 through 8, respectively. As of April 3, 2020, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $122.4 million.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of April 3, 2020, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to three primary types of market risks: credit risk and counterparty risk, foreign currency exchange rate risk and interest rate risk. Our exposures to foreign currency exchange risk and interest rate risk have not changed materially since September 27, 2019. For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2019 Annual Report.
Credit Risk and Counterparty Risk
We are exposed to credit loss in the event of nonperformance by counterparties on the foreign currency forward contracts used in hedging activities. These counterparties are large international and regional financial institutions and to date, no such counterparty has failed to meet its financial obligation to us under such contracts.
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to Proton Solutions customers. Primarily as a result of the COVID-19 pandemic, during March and April 2020, CPTC suffered material negative impacts to its operating plan, including declines in current and projected patient volume and delays in partnership with a significant clinical partner. Therefore, we concluded it was no longer probable that we will collect the amounts owed under the Term Loan and Revolving Loan (collectively "CPTC Loans") when due and recorded a $40.5 million impairment charge on the Condensed Consolidated Statements of Earnings in the second quarter of fiscal year 2020. As a result of this impairment, the CPTC Loans were written down to their estimated fair value of $10.0 million.
As of April 3, 2020, we had $10.0 million in carrying value of loans outstanding to CPTC, and $118.5 million in carrying value of notes receivable, including accrued interest to Proton Solutions customers, available-for-sale securities, and short-term senior secured debt. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
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
(b)Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and results of operations have been adversely affected, and our business, results of operations, cash flow and financial condition may in the future be materially adversely affected by the COVID-19 pandemic and any associated economic disruptions.

We are subject to risks associated with public health threats and epidemics, including the global COVID-19 pandemic. The COVID-19 pandemic has adversely impacted nearly all aspects of our business and markets globally, including our workforce and operations and the operations of our customers, suppliers, distributors and business partners, and has created significant volatility, uncertainty and economic disruption to healthcare activity globally. While we are unable to predict the extent to which the COVID-19 pandemic may have a material adverse effect on our business, results of operations, cash flow and financial condition, we may experience a broad range of operational and financial impacts, including:

•	Increased fluctuations in our operating results, including quarterly gross orders, revenues, margins, and cash flows and resulting volatility in our stock price;

•	Significant volatility or reductions in demand for our products or services, or delays in the timing of orders;

•	Impacts to the normal operations of our customers which may impact our ability to market, sell, deliver, install and service our products and systems, and increase customer payment, credit and insolvency risk;

•
Limitations on our business operations resulting from shelter-in-place orders and other travel restrictions implemented to contain the pandemic and the timing of relaxation of such containment measures across geographies;

•	Increased risks related to the health and safety of our employees and associated employment-related disputes and retention issues;

•	Disruptions to our manufacturing operations and distribution and supply chains;

•	Distraction of management time and attention;

•	Potential disproportionate adverse impacts, including political, social and economic impacts, in the emerging markets in which we operate, which could increase security risks for our personnel and harm our business and operating results in such markets;

•	Increased volatility of foreign currency exchange rates, which may impact demand for our products and services;

•	Increased risk of cybersecurity attacks and security breaches by bad actors seeking to exploit the crisis;

•	Delays to acquisition plans, increased risks to the operations and financial condition of newly acquired businesses, and increased costs or delays to integration of newly acquired businesses;

•	The impact of any reprioritization of capital allocations on our ability to achieve our strategic objectives over the medium and long-term;

•	Write downs or impairments to our loans to proton centers, investments in third parties, goodwill or intangible assets from recently acquired businesses, accounts receivable, or other assets;

•	Potential liquidity constraints and credit impacts;

•	Delays in obtaining regulatory clearances and approvals to market our products or delays to clinical trial activity;

•	Local or global recessions caused by the COVID-19 pandemic, which may result in hospitals reducing or curtailing capital or overall spending.

The extent to which the COVID-19 global pandemic and measures taken in response to it will impact our business, results of operations and cash flows and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussions of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2020 (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 4, 2020 - January 31, 2020	0.1	$147.58	0.1	1.8
February 1, 2020 - February 28, 2020	—	$141.59	—	1.8
February 29, 2020 - April 3, 2020	0.2	$106.58	0.2	1.6
Total	0.3	$126.01	0.3	1.6
(1)In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. At the beginning of our third quarter of fiscal year 2020, as a precautionary measure due to the COVID-19 pandemic, we have paused our share repurchase program.
The preceding table excludes an immaterial number of shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under our employee stock plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

3.1	Registrant’s Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit No. 3.1 to the "Registrant’s Form 8-K Current Report filed as of March 3, 2020, File No. 1-7598).
31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 3, 2020: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Earnings, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 3, 2020, formatted in Inline XBRL

*	Filed herewith
**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	May 12, 2020	By:	/s/ J. MICHAEL BRUFF
J. Michael Bruff
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)