Form 10-Q
period 2020-07-03
VARIAN MEDICAL SYSTEMS INC
filed 2020-08-11
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of July 31, 2020, the registrant had 90,941,138 shares of common stock, par value $1 per share, outstanding.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended July 3, 2020

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 28,	July 3,	June 28,
(In millions, except per share amounts)	2020	2019	2020	2019
Revenues:
Product	$320.2	$461.3	$1,148.5	$1,292.0
Service	374.1	364.5	1,169.2	1,054.2
Total revenues	694.3	825.8	2,317.7	2,346.2
Cost of revenues:
Product	225.2	298.0	760.2	859.0
Service	170.6	176.4	555.0	501.5
Total cost of revenues	395.8	474.4	1,315.2	1,360.5
Gross margin	298.5	351.4	1,002.5	985.7
Operating expenses:
Research and development	65.3	62.1	203.4	182.4
Selling, general and administrative	145.0	153.6	497.3	441.5
Impairment and restructuring charges	23.1	50.6	63.6	50.6
Acquisition-related expenses and in-process research and development	5.2	31.2	13.4	35.8
Total operating expenses	238.6	297.5	777.7	710.3
Operating earnings	59.9	53.9	224.8	275.4
Interest income	2.7	3.7	8.8	11.6
Interest expense	(2.9)	(1.8)	(11.9)	(4.0)
Other income, net	25.1	4.2	28.6	27.4
Earnings before taxes	84.8	60.0	250.3	310.4
Taxes on earnings	23.9	30.5	57.4	88.6
Net earnings	60.9	29.5	192.9	221.8
Less: Net earnings (loss) attributable to noncontrolling interests	(0.3)	0.1	0.3	0.6
Net earnings attributable to Varian	$61.2	$29.4	$192.6	$221.2
Net earnings per share - basic	$0.67	$0.32	$2.12	$2.43
Net earnings per share - diluted	$0.67	$0.32	$2.11	$2.41
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	90.8	91.0	90.8	91.0
Weighted average shares outstanding - diluted	91.2	91.8	91.4	91.9

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 3,	June 28,	July 3,	June 28,
(In millions)	2020	2019	2020	2019
Net earnings	$60.9	$29.5	$192.9	$221.8
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.0* and $0.1, for the three and nine months ended July 3, 2020, respectively, and $0.0* and $0.1, for the corresponding periods of fiscal year 2019, respectively	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of $(0.1) and $(0.4), for the three and nine months ended July 3, 2020, respectively, and $(0.1) and $(0.3), for the corresponding periods of fiscal year 2019, respectively	0.9	0.5	2.7	1.4
	0.7	0.3	2.2	0.9
Derivative instruments:
Change in unrealized gain (loss), net of tax benefit (expense) of $0.4 and $(0.2), for the three and nine months ended July 3, 2020, respectively, and $0.0* and $0.0* for the corresponding periods of fiscal year 2019, respectively	(1.1)	(0.3)	0.9	(0.3)
Reclassification adjustments, net of tax benefit of $0.3 and $0.7, for the three and nine months ended July 3, 2020, respectively	(0.8)	—	(2.3)	—
	(1.9)	(0.3)	(1.4)	(0.3)
Currency translation adjustment	(10.5)	2.3	(12.2)	(4.8)
Other comprehensive earnings (loss)	(11.7)	2.3	(11.4)	(4.2)
Comprehensive earnings	49.2	31.8	181.5	217.6
Less: Comprehensive earnings (loss) attributable to noncontrolling interests	(0.3)	0.1	0.3	0.6
Comprehensive earnings attributable to Varian	$49.5	$31.7	$181.2	$217.0

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3,	September 27,
(In millions, except par values)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$769.2	$531.4
Trade and unbilled receivables, net of allowance for doubtful accounts of $50.1 and $46.5 at July 3, 2020 and September 27, 2019, respectively	987.4	1,106.3
Inventories	600.4	551.5
Prepaid expenses and other current assets	274.7	206.2
Total current assets	2,631.7	2,395.4
Property, plant and equipment, net	346.3	311.5
Operating lease right-of-use assets	123.6	—
Goodwill	607.4	612.2
Intangible assets	265.7	300.7
Deferred tax assets	92.3	84.7
Other assets	387.4	397.2
Total assets	$4,454.4	$4,101.7
Liabilities and Equity
Current liabilities:
Accounts payable	$164.5	$248.5
Accrued liabilities	468.5	459.5
Deferred revenues	778.4	766.0
Short-term borrowings	580.0	410.0
Total current liabilities	1,991.4	1,884.0
Long-term lease liabilities	102.6	—
Other long-term liabilities	417.3	440.1
Total liabilities	2,511.3	2,324.1
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 90.9 and 90.8 shares issued and outstanding at July 3, 2020 and September 27, 2019, respectively	90.9	90.8
Capital in excess of par value	901.2	845.6
Retained earnings	1,054.9	934.0
Accumulated other comprehensive loss	(113.5)	(102.1)
Total Varian stockholders' equity	1,933.5	1,768.3
Noncontrolling interest	9.6	9.3
Total equity	1,943.1	1,777.6
Total liabilities and equity	$4,454.4	$4,101.7

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	July 3,	June 28,
(In millions)	2020	2019
Cash flows from operating activities:
Net earnings	$192.9	$221.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	30.6	35.2
Depreciation	44.9	38.7
Amortization of intangible assets and inventory step-up	28.7	18.7
Deferred taxes	2.1	8.9
Provision to allowance for doubtful accounts	5.8	6.2
Gain on equity investments	(27.1)	(23.8)
Impairment charges	49.7	50.6
Write-off of in-process research and development related to acquisition-related activities	—	20.8
Other, net	(2.9)	(0.5)
Changes in assets and liabilities, net of effects of acquisitions:
Trade and unbilled receivables	84.3	(77.7)
Inventories	(47.7)	(78.4)
Prepaid expenses and other assets	(17.1)	(26.9)
Accounts payable	(94.3)	29.9
Accrued liabilities and other long-term liabilities	(42.5)	(24.4)
Deferred revenues	10.1	54.9
Net cash provided by operating activities	217.5	254.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(55.0)	(43.7)
Sale of available-for-sale security	—	8.5
Acquisitions, net of cash acquired	(8.4)	(485.6)
Purchase of equity and notes receivable in privately-held companies	(21.3)	(29.8)
Sale of equity investments	9.2	29.9
Other, net	(1.8)	(3.0)
Net cash used in investing activities	(77.3)	(523.7)
Cash flows from financing activities:
Repurchases of common stock	(86.2)	(134.2)
Proceeds from issuance of common stock to employees	51.4	55.7
Tax withholdings on vesting of equity awards	(11.7)	(14.1)
Borrowings under credit facility agreement	105.0	430.0
Repayments under credit facility agreement	(105.0)	(430.0)
Net borrowings under the credit facility agreements with maturities less than 90 days	170.0	400.0
Repayment of acquired debt	—	(16.8)
Payment of contingent consideration	(11.2)	(0.5)
Other	(1.0)	3.9
Net cash provided by financing activities	111.3	294.0
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(5.1)	2.2
Net increase in cash, cash equivalents, and restricted cash	246.4	26.5
Cash, cash equivalents, and restricted cash at beginning of period	544.1	516.4
Cash, cash equivalents, and restricted cash at end of period	$790.5	$542.9
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at September 27, 2019	90.8	$90.8	$845.6	$934.0	$(102.1)	$1,768.3	$9.3	$1,777.6
Net earnings	—	—	—	88.2	—	88.2	0.7	88.9
Other comprehensive earnings	—	—	—	—	5.1	5.1	—	5.1
Issuance of common stock	0.3	0.3	20.7	—	—	21.0	—	21.0
Tax withholdings on vesting of equity awards	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Share-based compensation expense	—	—	14.7	—	—	14.7	—	14.7
Repurchases of common stock	(0.4)	(0.4)	(7.0)	(39.0)	—	(46.4)	—	(46.4)
Balances at January 3, 2020	90.7	$90.7	$870.4	$983.2	$(97.0)	$1,847.3	$10.0	$1,857.3
Net earnings (loss)	—	—	—	43.2	—	43.2	(0.1)	43.1
Other comprehensive loss	—	—	—	—	(4.8)	(4.8)	—	(4.8)
Issuance of common stock	0.3	0.3	11.0	—	—	11.3	—	11.3
Tax withholdings on vesting of equity awards	—	—	(7.9)	—	—	(7.9)	—	(7.9)
Share-based compensation expense	—	—	11.5	—	—	11.5	—	11.5
Repurchases of common stock	(0.3)	(0.3)	(6.8)	(32.7)	—	(39.8)	—	(39.8)
Balances at April 3, 2020	90.7	$90.7	$878.2	$993.7	$(101.8)	$1,860.8	$9.9	$1,870.7
Net earnings (loss)	—	$—	$—	$61.2	$—	$61.2	$(0.3)	$60.9
Other comprehensive loss	—	—	—	—	(11.7)	(11.7)	—	(11.7)
Issuance of common stock	0.2	0.2	19.0	—	—	19.2	—	19.2
Tax withholdings on vesting of equity awards	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	—	4.2	—	—	4.2	—	4.2
Balances at July 3, 2020	90.9	$90.9	$901.2	$1,054.9	$(113.5)	$1,933.5	$9.6	$1,943.1

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balances at September 28, 2018	91.2	$91.2	$778.1	$780.4	$(65.3)	$1,584.4	$4.3	$1,588.7
Net earnings	—	—	—	103.2	—	103.2	0.7	103.9
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Issuance of common stock	0.3	0.3	21.7	—	—	22.0	—	22.0
Tax withholdings on vesting of equity awards	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Share-based compensation expense	—	—	10.5	—	—	10.5	—	10.5
Repurchases of common stock	(0.3)	(0.3)	(6.6)	(27.9)	—	(34.8)	—	(34.8)
Other	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Balances at December 28, 2018	91.2	$91.2	$799.3	$855.5	$(69.0)	$1,677.0	$5.0	$1,682.0
Net earnings (loss)	—	—	—	88.6	—	88.6	(0.2)	88.4
Other comprehensive loss	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Issuance of common stock	0.5	0.5	19.8	—	—	20.3	—	20.3
Tax withholdings on vesting of equity awards	(0.1)	(0.1)	(9.4)	—	—	(9.5)	—	(9.5)
Share-based compensation expense	—	—	12.5	—	—	12.5	—	12.5
Repurchases of common stock	(0.4)	(0.4)	(8.6)	(41.8)	—	(50.8)	—	(50.8)
Balances at March 29, 2019	91.2	$91.2	$813.6	$902.3	$(71.8)	$1,735.3	$4.8	$1,740.1
Net earnings	—	—	—	29.4	—	29.4	0.1	29.5
Other comprehensive earnings	—	—	—	—	2.3	2.3	—	2.3
Issuance of common stock	0.2	0.2	13.2	—	—	13.4	—	13.4
Tax withholdings on vesting of equity awards	—	—	(0.2)	—	—	(0.2)	—	(0.2)
Share-based compensation expense	—	—	12.1	—	—	12.1	—	12.1
Repurchases of common stock	(0.4)	(0.4)	(7.3)	(41.0)	—	(48.7)	—	(48.7)
Acquisition of Cancer Treatment Services International	—	—	—	—	—	—	8.8	8.8
Balances at June 28, 2019	91.0	$91.0	$831.4	$890.7	$(69.5)	$1,743.6	$13.7	$1,757.3

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

Proposed Acquisition by Siemens Healthineers
On August 2, 2020, the Company, Siemens Healthineers Holding I GmbH, a company organized under the laws of Germany (“Siemens Healthineers”), Falcon Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Siemens Healthineers (“Merger Sub”), and, with respect to certain provisions, Siemens Medical Solutions USA, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Siemens Healthineers. Under the terms of the Merger Agreement, which has been unanimously approved by the Company's Board of Directors, Siemens Healthineers will acquire all outstanding shares of the Company for $177.50 per share in cash, in a transaction valued at approximately $16.4 billion on a fully diluted basis. The Merger is expected to close in the first half of calendar year 2021, subject to approval by the Company's stockholders, receipt of specified regulatory approvals and other customary closing conditions. Under the terms of the Merger Agreement, if the Merger Agreement is terminated by the Company or Siemens Healthineers under certain specified circumstances, a termination fee of $450 million in cash may be payable by the Company to Siemens Healthineers. The Merger Agreement also provides that a reverse termination fee of $450 million or $925 million in cash may be payable by Siemens Healthineers to the Company if the Merger Agreement is terminated by the Company or Siemens Healthineers under certain specified circumstances.
Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of September 27, 2019, was derived from audited financial statements as of that date, but does not include all disclosures required by GAAP. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2019 (the “2019 Annual Report”).

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic and the extent and duration of the future impact on the Company's business is highly uncertain and difficult to predict. The COVID-19 pandemic has adversely impacted, and is likely to further adversely impact, nearly all aspects of the Company’s business and markets, including its workforce and operations and the operations of its customers, suppliers, distributors and business partners. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including but not limited to revenues, gross orders, expenses, manufacturing, research and development costs, reserves and allowances, fair value measurements, asset impairment charges, contingent consideration obligations and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The Company has approximately $1.4 billion in accessible liquidity, including approximately $769 million in cash and cash equivalents and approximately $600 million available under its $1.2 billion revolving credit facility. To date, the Company has not experienced a significant decline in customer credit quality or a significant increase in requests for changes or extension of payment terms as a result of COVID-19, although management will continue to closely monitor these metrics going forward. Furthermore, the Company's ability to estimate and make certain judgments may be materially impacted by the uncertainty caused by the pandemic.

In the opinion of management, the condensed consolidated financial statements herein include adjustments necessary for a fair statement of the Company’s financial position as of July 3, 2020, and September 27, 2019, results of operations and statements of comprehensive earnings for the three and nine months ended July 3, 2020, and June 28, 2019, statements of cash flows for the nine months ended July 3, 2020, and June 28, 2019, and statements of equity for the nine months ended July 3, 2020, and June 28, 2019. The results of operations for the nine months ended July 3, 2020, are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
Certain reclassifications have been made to the amounts in the prior year in order to conform to the current year's presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020. Fiscal year 2019 was the 52-week period that ended on September 27, 2019. The fiscal quarters ended July 3, 2020 and June 28, 2019, were both 13-week periods.
Principles of Consolidation
The condensed consolidated financial statements include those of VMS and its wholly-owned and majority-owned or controlled subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.
Consolidation of Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s condensed consolidated financial statements. At July 3, 2020 and September 27, 2019, the Company consolidated its non-controlling interest in a joint venture, included within its Oncology Systems business, related to the Cancer Treatment Services International ("CTSI") operations.
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
Due to the COVID-19 pandemic, the Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies, such as the impairment of goodwill and intangibles, and the impairment of equity investments, available-for-sale securities and loans receivables. As the COVID-19 pandemic and responsive actions continue to develop, management may make changes to these estimates and judgments, which could result in material impacts to the Company's financial statements in future periods.

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

The Company generally does not have adequate information to determine the implicit rate in a lease, therefore the Company uses an estimated IBR. The Company does not maintain a public credit rating and its debt arrangements are unsecured, thus requiring significant judgment to calculate the IBR. The Company uses different data sets to estimate the IBR, including: (i) an estimated indicative credit rating of the Company; (ii) yields on comparable credit rating composite curves; (iii) foreign exchange rates; and (iv) an estimated adjustment for collateral. The Company also applies adjustments to account for considerations related to (i) tenor and (ii) country credit rating that may not be fully incorporated by the aforementioned data sets.

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
2. OTHER FINANCIAL INFORMATION
Contracts with Customers
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	July 3, 2020	September 27, 2019
Unbilled receivables - current	$320.1	$346.7
Unbilled receivables - long-term (1)	72.1	35.1
Deferred revenues - current	(778.4)	(766.0)
Deferred revenues - long-term (2)	(70.8)	(73.1)
Total net unbilled receivables (deferred revenues)	$(457.0)	$(457.3)
(1)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
(2)Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the nine months ended July 3, 2020, unbilled receivables increased by $10.4 million, primarily due to the timing of billings in Oncology Systems, and deferred revenues increased by $10.1 million, primarily due to the contractual timing of billings occurring before the revenues were recognized.
During the three months and nine months ended July 3, 2020, the Company recognized revenues of $109.7 million and $586.6 million, respectively, which were included in the deferred revenues balances at September 27, 2019. During the three and nine

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
months ended June 28, 2019, the Company recognized revenues of $113.9 million and $545.1 million, respectively, which were included in the deferred revenues balances at September 28, 2018.
Unfulfilled Performance Obligations
The following table represents the Company's unfulfilled performance obligations as of July 3, 2020, and the estimated revenues expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal Years of Revenue Recognition
(In millions)	Remainder of 2020	2021	2022	Thereafter
Unfulfilled Performance Obligations	$509.3	$2,434.5	$1,182.8	$2,574.2

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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash, cash equivalents, and restricted cash:

(In millions)	July 3, 2020	September 27, 2019
Cash and cash equivalents	$769.2	$531.4
Restricted cash - current (1)	10.4	4.2
Restricted cash - long-term (2)	10.9	8.5
Total cash, cash equivalents, and restricted cash	$790.5	$544.1
(1)Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
(2)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
Inventories
The following table summarizes the Company's inventories:

(In millions)	July 3, 2020	September 27, 2019
Raw materials and parts	$372.7	$376.5
Work-in-process	81.0	71.8
Finished goods	146.7	103.2
Total inventories	$600.4	$551.5
Other Long-Term Liabilities
The following table summarizes the Company's other long-term liabilities:

(In millions)	July 3, 2020	September 27, 2019
Income taxes payable	$164.8	$180.3
Deferred income taxes	83.4	75.3
Deferred revenues	70.8	73.1
Contingent consideration	27.7	42.3
Defined benefit pension plan	28.2	31.1
Other	42.4	38.0
Total other long-term liabilities	$417.3	$440.1

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Other Income, Net
The following table summarizes the Company's other income, net:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Gain on equity investments	$25.7	$2.0	$27.1	$23.8
Net foreign currency exchange gain (loss)	(1.2)	1.8	(0.2)	2.6
Other, net	0.6	0.4	1.7	1.0
Total other income, net	$25.1	$4.2	$28.6	$27.4

3. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at July 3, 2020
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets:
Cash equivalents:
Money market funds	$124.0	$—	$—	$124.0
Equity investment	—	47.0	—	47.0
Available-for-sale securities:
MPTC Series B-1 Bonds	—	24.4	—	24.4
MPTC Series B-2 Bonds	—	22.7	—	22.7
APTC securities	—	5.3	—	5.3
Derivative assets	—	1.6	—	1.6
Total assets measured at fair value	$124.0	$101.0	$—	$225.0

Liabilities:
Derivative liabilities	$—	$(0.1)	$—	$(0.1)
Contingent consideration	—	—	(65.4)	(65.4)
Total liabilities measured at fair value	$—	$(0.1)	$(65.4)	$(65.5)

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

The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's equity investment is in a publicly-traded company that is valued at quoted market prices and is subject to a 180-day lock up period. As such, it is classified as Level 2.

The Company's Level 2 available-for-sale securities consist of bonds for the Maryland Proton Therapy Center ("MPTC") and the Alabama Proton Therapy Center (“APTC”). The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets, and other observable inputs such as yields, credit risks, default rates, and volatility. In the three months ended July 3, 2020, the MPTC Series B-1 and B-2 bonds (collectively "MPTC" bonds) and the APTC securities were determined to be other-than-temporarily impaired due to a decrease in trade prices of comparable bonds. The Company believes that it is more likely than not that the Company will not recover the losses before these bonds are sold and as such, the Company recorded impairment charges of $8.3 million on its MPTC bonds and $0.9 million on its APTC securities. The Company's available-for-sale securities are included in other assets on the Company's Condensed Consolidated Balance Sheets, except for amounts related to short-term interest receivable. See Note 14, "Proton Solutions Loans and Investments," for further information about the available-for-sale securities. As of July 3, 2020, and September 27, 2019, the carrying amount of the Company's Level 1 money market funds and Level 2 equity investments and available-for-sale securities approximated their respective fair values.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table presents the reconciliation for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at September 27, 2019	$(75.3)
Settlements	11.4
Adjustments due to the effect of foreign exchange	(0.2)
Change in fair value recognized in earnings	(1.3)
Balance at July 3, 2020	$(65.4)

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
As of July 3, 2020, the fair value of the CPTC Loans (as defined in Note 14, "Proton Solutions Loans and Investments,") approximated its carrying value of $11.8 million. The Company recorded a $40.5 million impairment charge on the CPTC Loans in the nine months ended July 3, 2020. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with the California Proton Therapy Center ("CPTC"), and its industry. As a result, the CPTC Loans are categorized as Level 3. See Note 14, "Proton Solutions Loans and Investments," for further information.
The Company's equity investments and notes receivables in privately-held companies were $56.4 million and $64.2 million at July 3, 2020 and September 27, 2019, respectively. The Company measures these investments at cost, and these investments are adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes. In both the three and nine months ended July 3, 2020, the fair value of the Company’s investments in its privately-held companies increased by $4.8 million, which is included in other income, net, in the Condensed Consolidated Statements of Earnings. In June 2020, one of the Company's equity investments completed an initial public offering ("IPO"). The Company’s equity investment in this public company is subject to a 180-day lock-up period from the effective date of the IPO. At July 3, 2020, the Company's carrying value of its equity investment in this public company was $47.0 million, which is recorded in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets, because the Company intends to sell the investment once the 180-day lock-up period is complete. This equity investment was transferred from Level 3 into Level 2 because the fair value can be determined using observable market data but due to the 180-day lock-up period, the market is considered inactive. During the three months ended July 3, 2020, the fair value of this investment increased by $20.9 million, which is included in other income, net, in the Condensed Consolidated Statements of Earnings.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $35.8 million and $33.6 million at July 3, 2020 and September 27, 2019, respectively, because they are based on terms of recent comparable transactions and are categorized as Level 3. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 14, "Proton Solutions Loans and Investments," for information on the long-term notes receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
4. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net, and long-term notes receivable:

(In millions)	July 3, 2020	September 27, 2019
Trade and unbilled receivables, gross	$1,115.2	$1,193.5
Allowance for doubtful accounts	(50.1)	(46.5)
Trade and unbilled receivables, net	$1,065.1	$1,147.0
Short-term	$987.4	$1,106.3
Long-term (1)	$77.7	$40.7
Long-term notes receivable (1) (2)	$35.8	$33.6
(1)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
(2)Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.
A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s financing receivables consist of trade receivables with contractual maturities of more than one year and notes receivable. A small portion of the Company's financing trade receivables are included in short-term trade accounts receivable. As of July 3, 2020, and September 27, 2019, the allowance for doubtful accounts is entirely related to short-term trade and unbilled receivables. See Note 14, "Proton Solutions Loans and Investments," for more information on the Company's long-term notes receivable balances.
5. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Other	Total (1)
Balance at September 27, 2019	$447.9	$164.3	$612.2
Business combination	2.6	—	2.6
Measurement period adjustments to business combinations in prior year	(5.6)	3.8	(1.8)
Foreign currency translation adjustments	(4.3)	(1.3)	(5.6)
Balance at July 3, 2020	$440.6	$166.8	$607.4
(1)The total carrying value of goodwill at both July 3, 2020, and September 27, 2019 is net of $50.5 million of accumulated impairment charges related to the Company recording an impairment charge for the full value of the Proton Solutions operating segment goodwill in fiscal year 2019.

Due to certain indicators identified related to the Company's Interventional Solutions reporting unit in the second quarter of fiscal year 2020, including a significant decrease in near term revenue projections due to COVID-19, the Company identified a triggering event and performed an interim impairment test on its $164.3 million of goodwill in its Interventional Solutions reporting unit, within the Other reportable operating segment. The fair value of the Interventional Solutions’ reporting unit was in excess of its carrying value by approximately $20 million, or 7%. Management believes the methodology and assumptions used to calculate the fair value to be reasonable as of July 3, 2020. However, the Interventional Solutions reporting unit could be at risk for a future goodwill impairment if there are adjustments to certain assumptions used in the fair value calculation, including revenue growth rates, operating margins, and weighted-average cost of capital and/or working capital requirements. Given the uncertain impact of COVID-19 and/or other market factors on the Company's business, its cash flow projections for this business could decrease in the future, which could lead to an impairment of goodwill.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table summarizes the gross carrying amount and accumulated amortization of the Company's intangible assets:

	July 3, 2020			September 27, 2019
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$226.2	$(104.2)	$122.0	$226.4	$(85.9)	$140.5
Customer contracts, supplier relationships, and partner relationships	117.8	(32.5)	85.3	121.1	(25.7)	95.4
Trade names	52.2	(6.0)	46.2	55.1	(3.0)	52.1
Other	6.1	(6.1)	—	6.1	(6.1)	—
Total intangible with finite lives	402.3	(148.8)	253.5	408.7	(120.7)	288.0
In-process research and development with indefinite lives	12.2	—	12.2	12.7	—	12.7
Total intangible assets	$414.5	$(148.8)	$265.7	$421.4	$(120.7)	$300.7
Amortization expense for intangible assets was $9.0 million and $6.0 million during the three months ended July 3, 2020, and June 28, 2019, respectively, and $28.6 million and $17.4 million during the nine months ended July 3, 2020, and June 28, 2019, respectively.
As of July 3, 2020, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2020	$9.1
2021	35.3
2022	33.7
2023	32.5
2024	25.4
Thereafter	117.5
Total remaining amortization for intangible assets	$253.5

6. BORROWINGS
The following table summarizes the Company's total short-term borrowings:

	July 3, 2020		September 27, 2019
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Revolving Credit Facility	$580.0	1.22%	$410.0	3.05%
Total short-term borrowings	$580.0		$410.0

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
The Credit Agreement provides that certain material domestic subsidiaries must guarantee the Revolving Credit Facility, subject to certain limitations on the amount secured. As of July 3, 2020, no subsidiary guarantees were required to be executed under the Credit Agreement.
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
Other Borrowings
VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2020, the Sumitomo Credit Facility was extended and will expire in February 2021. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5%. As of July 3, 2020, the Company did not have an outstanding principal balance on its Sumitomo Credit Facility.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.
The fair value of derivative instruments reported on the Company's Condensed Consolidated Balance Sheets were as follows:

		July 3, 2020	September 27, 2019
(In millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	$0.9	$2.8
Foreign exchange forward contracts	Accrued liabilities	(0.1)	—
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.7	—
Total derivatives		$1.5	$2.8

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Cash Flow Hedging Activities
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

	July 3, 2020	September 27, 2019
(In millions)	Notional Value Sold
Euro	$23.9	$76.5
Japanese Yen	18.5	56.7
	$42.4	$133.2

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets:

	Gain (Loss) Recognized in Other Comprehensive Earnings (Loss)
	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Foreign currency forward contracts	$(1.5)	$(0.3)	$1.1	$(0.3)

As of July 3, 2020, the net unrealized gain on derivatives, before tax, of $0.9 million was included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and is expected to be reclassified into net earnings over the next 12 months.
The effect of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings was as follows:

	Location and Amount Recognized in Earnings on Cash Flow Hedging Relationships
	Three Months Ended	Nine Months Ended
	July 3, 2020	July 3, 2020
(In millions)	Revenues	Revenues
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value and cash flow hedges are recorded	$694.3	$2,317.7
Gain on cash flow hedge relationships:
Foreign currency forward contracts:
Amount of gain reclassified from accumulated other comprehensive loss into net earnings	$1.1	$3.0
The Company did not have any gains or losses reclassified from accumulated other comprehensive loss into net earnings in the three and nine months ended June 28, 2019.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The notional amount of the Company's outstanding foreign currency forward contracts relating to balance sheet hedging activities:

(In millions)	July 3, 2020	September 27, 2019
Notional value sold	$485.7	$385.0
Notional value purchased	$113.2	$52.3
The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Gain (Loss) Recognized in Net Earnings on Derivative Instruments	Amount of Gain (Loss) Recognized in Net Earnings on Derivative Instruments
	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Other income, net	$(13.3)	$(2.2)	$4.9	$4.2
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019
Accrued product warranty, at beginning of period	$43.1	$44.8
Charged to cost of revenues	46.0	41.7
Actual product warranty expenditures	(49.9)	(36.9)
Accrued product warranty, at end of period	$39.2	$49.6
Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
Leases
The Company leases its facilities and certain equipment under operating leases. The Company's operating leases have remaining lease terms ranging from less than one year to 21 years. Facilities primarily include general and administrative office space, and space for manufacturing, research and development, and other services. Equipment primarily includes vehicles and various office equipment. The Company's finance leases primarily relate to its sale and leaseback-subleases arrangements for certain equipment and have remaining lease terms ranging from one year to seven years.

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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table summarizes the components of the Company's lease cost:

	Three Months Ended	Nine Months Ended
(In millions)	July 3, 2020	July 3, 2020
Operating lease cost	$8.6	$24.0
Finance lease cost:
Amortization of right-of-use assets	0.2	0.5
Interest on lease liabilities	0.1	0.4
Variable lease cost	3.7	12.4
Total lease cost	$12.6	$37.3

The following table summarizes the supplemental cash flow information related to the Company's operating leases:

Nine Months Ended
(In millions)	July 3, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$25.0
The following table summarizes supplemental balance sheet information related to the Company's operating and finance leases:

(In millions)	July 3, 2020
Operating leases:
Operating right-of-use assets	$123.6

Accrued liabilities	$26.2
Long-term lease liabilities	102.6
Total lease liabilities	$128.8
Finance leases:
Property, plant, and equipment, net	$12.0

Accrued liabilities	$3.2
Other long-term liabilities	8.9
Total lease liabilities	$12.1

The following table summarizes the weighted lease term and discount rate by operating and finance leases:

July 3, 2020
Weighted average remaining lease term in years
Operating leases	7.3
Finance leases	4.4
Weighted average discount rate
Operating leases	4.9%
Finance leases	4.0%

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
As of July 3, 2020, the future minimum lease payments are as follows:

(In millions)	Operating Leases	Finance leases
Remainder of 2020	$7.9	$0.9
2021	29.9	3.5
2022	24.3	2.9
2023	19.2	2.9
2024	14.7	1.1
Thereafter	67.2	1.9
Total minimum lease payments	$163.2	$13.2
Less: imputed interest	34.4	1.1
Total lease liability	$128.8	$12.1
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
Lessor Arrangements
The Company leases some of its equipment to certain customers on operating leases are generally over a period of 13 to 16 years. As of July 3, 2020, the Company had $26.5 million and $8.3 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. As of September 27, 2019, the Company had $22.5 million and $5.5 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. The Company recorded income of $2.4 million and $7.0 million during the three months and nine months ended July 3, 2020, respectively, on these equipment leases. The Company recorded income of $2.3 million and $6.5 million during the three and nine months ended June 28, 2019, respectively, on these equipment leases.
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

As of July 3, 2020, and September 27, 2019, the Company had accrued $4.5 million and $4.8 million, respectively, net of third parties' indemnification obligations, for environmental remediation liabilities. The Company believes its reserve is adequate; however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.
The Company also reimburses certain third parties for cleanup activities. The amount the Company spent on environmental cleanup costs, third-party claim costs, project management costs and legal costs in the three and nine months ended July 3, 2020, and June 28, 2019, was not material.
Other Matters
On October 16, 2018, Best Medical International, Inc. sued the Company in U.S. District Court in the District of Delaware, alleging infringement of four patents related to treatment planning. The Company intends to defend the suit vigorously. This lawsuit is in the initial stages, and at this time, the Company is unable to predict the ultimate outcome of this matter or estimate a range of possible exposure. Therefore, no amounts have been accrued as of July 3, 2020.
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
Restructuring Charges

2020 Restructuring Plan
In the third quarter of fiscal year 2020, the Company implemented a global workforce reduction, as part of the Company's plan to enhance operational performance through productivity initiatives in response to the impact of the COVID-19 pandemic. The Company incurred $13.9 million in restructuring charges in the third quarter of fiscal year 2020, which primarily consisted of employee-related expenses. The Company expects to incur additional restructuring charges under this plan; however, these costs are not expected to be material. The Company expects to substantially complete this restructuring program by the end of fiscal year 2020. The restructuring charges are included in impairment and restructuring charges in the Condensed Consolidated Statements of Earnings.
9. RETIREMENT PLANS
The Company sponsors multiple defined benefit pension plans for regular full-time employees in Germany, Japan, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.
The components of net periodic benefit costs were as follows:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Defined Benefit Plans
Service cost	$2.6	$1.7	$7.7	$5.3
Interest cost	0.5	0.9	1.5	2.8
Expected return on plan assets	(1.9)	(1.6)	(5.8)	(4.8)
Amortization of prior service cost	(0.2)	(0.2)	(0.6)	(0.6)
Recognized actuarial loss	1.1	0.6	3.3	1.7
Net periodic benefit cost	$2.1	$1.4	$6.1	$4.4

10. INCOME TAXES
The Company’s effective tax rate was 28.2% and 50.9% for the three months ended July 3, 2020, and June 28, 2019, respectively, and 22.9% and 28.5% for the nine months ended July 3, 2020, and June 28, 2019. The Company’s effective tax rate was lower for the three and nine months ended July 3, 2020, as compared to the year-ago periods, primarily because the prior period included a goodwill impairment charge and an in-process research and development expense, neither of which generated a tax benefit for the Company. This decrease was partially offset by an unfavorable shift in the geographic mix of earnings in fiscal year 2020.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the nine months ended July 3, 2020; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of July 3, 2020, approximately 1.6 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. At the beginning of the third quarter of fiscal year 2020, as a precautionary measure due to the COVID-19 pandemic, the Company has paused its share repurchase program.
The Company repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Number of shares	—	0.4	0.6	1.1
Average repurchase price per share	$—	$138.90	$133.02	$123.15
Total cost of shares repurchased	$—	$48.6	$86.2	$134.2
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 27, 2019	$(61.7)	$2.1	$(42.5)	$(102.1)
Other comprehensive earnings (loss) before reclassifications	—	1.1	(12.2)	(11.1)
Amounts reclassified out of other comprehensive earnings (loss)	2.5	(3.0)	—	(0.5)
Tax expense	(0.3)	0.5	—	0.2
Balance at July 3, 2020	$(59.5)	$0.7	$(54.7)	$(113.5)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 28, 2018	$(35.2)	$—	$(30.1)	$(65.3)
Other comprehensive loss before reclassifications	—	(0.3)	(4.8)	(5.1)
Amounts reclassified out of other comprehensive earnings	1.1	—	—	1.1
Tax expense	(0.2)	—	—	(0.2)
Balance at June 28, 2019	$(34.3)	$(0.3)	$(34.9)	$(69.5)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified, before taxes, out of other comprehensive earnings (loss) into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

(In millions)	Three Months Ended		Nine Months Ended
Other Comprehensive Earnings (Loss) Components	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019	Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.8)	$(0.4)	$(2.5)	$(1.1)	Other income, net
Unrealized earnings on cash flow hedging instruments	1.1	—	3.0	—	Revenues
Total amounts reclassified out of other comprehensive earnings (loss)	$0.3	$(0.4)	$0.5	$(1.1)

12. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Cost of revenues - Product	$1.0	$0.7	$2.7	$2.2
Cost of revenues - Service	1.6	1.2	4.1	3.3
Research and development	1.8	1.3	4.4	3.5
Selling, general and administrative	0.2	9.0	19.5	26.2
Total share-based compensation expense	$4.6	$12.2	$30.7	$35.2
Income tax benefit for share-based compensation	$(0.4)	$(2.3)	$(5.4)	$(6.8)
The fair value of stock options and performance stock options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Employee Stock Option Plans
Expected term (in years)	3.75	3.76	3.74	3.76
Risk-free interest rate	0.3%	2.2%	1.5%	2.6%
Expected volatility	31.2%	23.9%	24.8%	23.1%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date (1)	$27.93	$28.52	$29.55	$27.85
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50	0.50	0.50
Risk-free interest rate	0.1%	2.5%	0.9%	2.5%
Expected volatility	43.7%	27.8%	35.2%	22.8%
Expected dividend	—%	—%	—%	—%
Weighted average fair value at grant date	$31.23	$31.38	$29.44	$26.76

The activity for stock options and performance stock options is summarized as follows:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 27, 2019	2.2	$97.66
Granted	0.4	89.65
Cancelled or expired	—	119.06
Exercised	(0.4)	63.62
Balance at July 3, 2020	2.2	$107.96	4.5	$40.8
Exercisable at July 3, 2020	1.1	$90.58	3.4	$34.9
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $122.39 as of July 2, 2020, the last trading date of the third quarter of fiscal year 2020, and which represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
As of July 3, 2020, there was $18.6 million of total unrecognized compensation expense related to stock options and performance stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.9 years.
As of July 3, 2020, there was $0.9 million of total unrecognized compensation expense related to cash-settled stock appreciation rights granted outside the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 2.3 years.
The activity for restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at September 27, 2019	0.7	$108.35
Granted	0.3	142.91
Vested	(0.3)	98.40
Cancelled or expired	(0.1)	123.00
Balance at July 3, 2020	0.6	$130.35

As of July 3, 2020, unrecognized compensation expense totaling $52.0 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.0 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net earnings	$60.9	$29.5	$192.9	$221.8
Less: Net earnings (loss) attributable to noncontrolling interests	(0.3)	0.1	0.3	0.6
Net earnings attributable to Varian	$61.2	$29.4	$192.6	$221.2

Denominator:
Weighted average shares outstanding - basic	90.8	91.0	90.8	91.0
Dilutive effect of potential common shares	0.4	0.8	0.6	0.9
Weighted average shares outstanding - diluted	91.2	91.8	91.4	91.9
Net earnings per share attributable to Varian - basic	$0.67	$0.32	$2.12	$2.43
Net earnings per share attributable to Varian - diluted	$0.67	$0.32	$2.11	$2.41
Anti-dilutive employee share-based awards, excluded	1.4	0.5	1.2	0.8

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
The following table lists the Company's notes receivable, including accrued interest, senior secured debt, available-for-sale securities, loans outstanding and future commitments for funding the development, construction and operation of various proton therapy centers:

	July 3, 2020		September 27, 2019
(In millions)	Balance	Commitment	Balance	Commitment
Notes Receivable and Secured Debt: (1)
NYPC loan	$34.0	$—	$31.8	$—
RPTC senior secured debt	24.1	—	23.5	—
Proton International LLC loan	1.8	—	1.8	—
	$59.9	$—	$57.1	$—
Available-For-Sale Securities: (1)
MPTC Series B-1 Bonds	$24.4	$—	$27.1	$—
MPTC Series B-2 Bonds	22.7	—	25.1	—
APTC securities	5.3	—	6.6	—
	$52.4	$—	$58.8	$—

CPTC Loans (2)	$11.8	$—	$50.5	$1.9
(1)Included in other assets at July 3, 2020, and September 27, 2019, on the Company's Condensed Consolidated Balance Sheets, except for amounts related to short-term interest receivable.
(2)Included in prepaid and other current assets on the Company's Condensed Consolidated Balance Sheets at July 3, 2020. At September 27, 2019, $45.2 million of the CPTC Loans balance was included in other assets on the Company's Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Alabama Proton Therapy Center ("APTC") Securities
In December 2017, the Company purchased $6.0 million in Subordinate Revenue Bonds, which financed the APTC. The Subordinate Revenue Bonds carry an interest rate of 8.5% and pay interest semi-annually. The Company is scheduled to start receiving annual principal payments on the Subordinate Revenue Bonds beginning on November 1, 2022. The Subordinate Revenue Bonds will mature on October 1, 2047. In the three months ended July 3, 2020, the APTC bonds were determined to be other-than-temporarily impaired due to a decrease in trade prices of comparable bonds. The Company believes that it is more likely than not that the Company will not recover the losses before these bonds are sold. In the three months ended July 3, 2020, the Company recorded a $0.9 million impairment on its APTC bonds.
At July 3, 2020, and September 27, 2019, the Company had $6.3 million and $2.1 million in trade and unbilled receivables, respectively, which included $5.4 million and $2.1 million, in long-term unbilled receivables, respectively, from APTC.
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
At July 3, 2020, and September 27, 2019, the Company had $4.2 million and $4.6 million, respectively, in long-term trade receivables, net, from RPTC, which does not include any unbilled receivables.
New York Proton Center ("NYPC") Loan
In July 2015, the Company committed to loan up to $91.5 million to MM Proton I, LLC, the project developer of the NYPC. In June 2016, the Company assigned $73.0 million of this loan to Deutsche Bank AG. The remaining balance is comprised of an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. In December 2019, the interest rate on the loan was reduced to 10%, effective May 1, 2019. As of July 3, 2020, the Subordinate Loan is $34.0 million, including accrued interest. The principal balance and accrued interest on the Subordinate Loan are due in full at maturity in January 2022.
At July 3, 2020 and September 27, 2019, the Company had $19.4 million and $16.6 million, respectively, in trade and unbilled receivables, which included $5.8 million and $6.0 million in unbilled receivables, respectively, from NYPC.
Maryland Proton Treatment Center ("MPTC") Securities
The Company has Subordinate Revenue Bonds ("MPTC Series B-2 Bonds") that carry an interest rate of 8.5% per annum with interest accruing up to the MPTC Series B-2 Bonds face amount of $33.9 million until January 1, 2022 and then will pay cash interest semi-annually. The MPTC Series B-2 Bonds will mature on January 1, 2049. The Company also has Subordinate Revenue Bonds ("MPTC Series B-1 Bonds") that carry an interest rate of 7.5% with interest accruing up to the MPTC Series B-1 Bonds face amount of $32.0 million on January 1, 2022 and then will pay cash interest semi-annually. The MPTC Series B-1 Bonds will mature on January 1, 2048. The MPTC Series B-1 Bonds are senior in right and time to the MPTC Series B-2 Bonds. In the three months ended July 3, 2020, the MPTC Series B-1 Bonds and MPTC Series B-2 Bonds were determined to be other-than-temporarily impaired due to a decrease in trade prices of comparable bonds. The Company believes that it is more likely than not that the Company will not recover the losses before these bonds are sold. In the three months ended July 3, 2020, the Company recorded an $8.3 million impairment on the combination of its MPTC Series B-1 Bonds and MPTC Series B-2 Bonds.
At July 3, 2020 and September 27, 2019, the Company had $0.2 million and zero net trade and unbilled receivables, respectively, from MPTC.
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
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with an original maturity date of one year from the Closing Date. In the third quarter of fiscal year 2020, the Lenders granted an extension to the term of the Revolving Loan with a current maturity of December 2020. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of July 3, 2020, the Company has fully funded the Revolving Loan.
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
Primarily as a result of the COVID-19 pandemic, during March and April 2020, CPTC suffered material negative impacts to its operating plan, including declines in current and projected patient volume and delays in partnership with a significant clinical partner. Therefore, the Company concluded it was no longer probable that it will collect the amounts owed under the Term Loan and Revolving Loan (collectively "CPTC Loans") when due and recorded a $40.5 million impairment charge to its CPTC Loans using the probability weighted expected return model, utilizing management's assumptions of different outcomes, in the Condensed Consolidated Statements of Earnings in the second quarter of fiscal year 2020. As a result of this impairment charge, the CPTC Loans were written down to their estimated fair value of $10.0 million. As of July 3, 2020, the fair value of the CPTC Loans was $11.8 million.
At July 3, 2020, and September 27, 2019, the Company had $3.1 million and $2.6 million, respectively, in trade receivables, net, from CPTC.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table summarizes select financial results for each reportable segment:

	Three Months Ended		Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Revenues
Oncology Systems	$654.5	$792.9	$2,197.4	$2,242.2
Proton Solutions	32.7	30.9	82.6	102.0
Total reportable segments	687.2	823.8	2,280.0	2,344.2
Other	7.1	2.0	37.7	2.0
Total Company	$694.3	$825.8	$2,317.7	$2,346.2
Earnings before taxes
Oncology Systems	$101.1	$148.7	$348.4	$404.5
Proton Solutions	(7.9)	(62.1)	(36.5)	(90.9)
Total reportable segments	93.2	86.6	311.9	313.6
Other	(5.4)	(1.7)	(4.9)	(1.7)
Unallocated corporate	(27.9)	(31.0)	(82.2)	(36.5)
Operating earnings	59.9	53.9	224.8	275.4
Interest income (expense), net	(0.2)	1.9	(3.1)	7.6
Other income, net	25.1	4.2	28.6	27.4
Total Company	$84.8	$60.0	$250.3	$310.4
Disaggregation of Revenues
The Company disaggregates its revenues from contracts by major product categories, geographic region, and by timing of revenue recognition for each of its reportable operating segments, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.
Revenues by Product Type

	Three Months Ended		Nine Months Ended
Total Revenues by Product Type	July 3,	June 28,	July 3,	June 28,
(In millions)	2020	2019	2020	2019
Hardware
Oncology Systems	$234.3	$361.7	$870.4	$1,014.4
Proton Solutions	22.6	24.2	55.8	85.7
Other	7.1	2.0	37.7	2.0
Total Hardware	264.0	387.9	963.9	1,102.1
Software (1)
Oncology Systems	142.7	154.4	444.7	429.8
Proton Solutions	0.5	1.3	2.0	1.3
Total Software	143.2	155.7	446.7	431.1
Service
Oncology Systems	277.5	276.8	882.3	798.0
Proton Solutions	9.6	5.4	24.8	15.0
Total Service	287.1	282.2	907.1	813.0
Total Revenues	$694.3	$825.8	$2,317.7	$2,346.2
(1) Includes software support agreements that are recorded in revenues from service, and software licenses that are recorded in revenues from product in the Condensed Consolidated Statements of Earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Revenues by Geographical Region

	Three Months Ended		Nine Months Ended
Total Revenues by Geographical Region	July 3,	June 28,	July 3,	June 28,
(In millions)	2020	2019	2020	2019
Americas
Oncology Systems	$318.1	$385.6	$1,066.7	$1,073.5
Proton Solutions	14.9	14.8	43.2	48.6
Other	4.5	0.8	17.7	0.8
Total Americas	337.5	401.2	1,127.6	1,122.9
EMEA
Oncology Systems	204.1	256.4	704.8	736.2
Proton Solutions	12.7	14.9	32.8	47.6
Other	0.4	—	3.4	—
Total EMEA	217.2	271.3	741.0	783.8
APAC
Oncology Systems	132.3	150.9	425.9	432.5
Proton Solutions	5.1	1.2	6.6	5.8
Other	2.2	1.2	16.6	1.2
Total APAC	139.6	153.3	449.1	439.5
Total Revenues	$694.3	$825.8	$2,317.7	$2,346.2
North America (1)
Oncology Systems	$304.8	$363.1	$1,004.0	$1,001.4
Proton Solutions	14.9	14.8	43.2	48.6
Other	4.5	0.8	17.7	0.8
Total North America	324.2	378.7	1,064.9	1,050.8
International
Oncology Systems	349.7	429.8	1,193.4	1,240.8
Proton Solutions	17.8	16.1	39.4	53.4
Other	2.6	1.2	20.0	1.2
Total International	370.1	447.1	1,252.8	1,295.4
Total Revenues	$694.3	$825.8	$2,317.7	$2,346.2
(1)North America primarily includes the United States and Canada.
Revenues by Timing of Revenue Recognition

	Three Months Ended		Nine Months Ended
Timing of revenue recognition	July 3,	June 28,	July 3,	June 28,
(In millions)	2020	2019	2020	2019
Products transferred at a point in time
Oncology Systems	$290.0	$433.8	$1,053.0	$1,203.0
Proton Solutions	0.5	1.3	2.0	1.3
Other	7.1	2.0	37.7	2.0
Total products transferred at a point in time	297.6	437.1	1,092.7	1,206.3
Products and services transferred over time
Oncology Systems	364.5	359.1	1,144.4	1,039.2
Proton Solutions	32.2	29.6	80.6	100.7
Total products and services transferred over time	396.7	388.7	1,225.0	1,139.9
Total Revenues	$694.3	$825.8	$2,317.7	$2,346.2

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
16. BUSINESS COMBINATIONS
Business Combinations in Fiscal Year 2020
The Company completed three acquisitions in its Oncology Systems business that were not material in the first nine months of fiscal year 2020. The acquisitions were comprised of goodwill and assets acquired. The purchase accounting from these transactions is not yet finalized.

Measurement Period Adjustments
In fiscal year 2020, the Company recorded measurement period adjustments for its CTSI, Endocare and Alicon acquisitions. The CTSI adjustment primarily included a $5.5 million decrease to goodwill and a corresponding decrease to deferred tax liabilities. The Endocare and Alicon adjustments included a $3.8 million increase to goodwill and a corresponding increase to deferred tax liabilities.

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

Cancer Treatment Services International
In June 2019, the Company acquired CTSI, a privately-held company for a purchase price of $277.0 million, consisting of $262.8 million of cash consideration, $8.2 million of contingent consideration, and $6.0 million of other consideration. The undiscounted range of the contingent consideration payments is zero to $58 million and is based on actual revenues over the 18 months following the acquisition date. In March 2020, the Company released the $8.2 million of contingent consideration to earnings due to CTSI having lower projected financial performance during the earnout period. The Company has included this acquisition in its Oncology Systems business. The purchase accounting from this transaction has been finalized.

Endocare and Alicon
In June 2019, the Company acquired Endocare and Alicon for a combined purchase price of $210.0 million consisting of $197.4 million of cash consideration and $12.6 million of contingent consideration. The undiscounted range of the contingent consideration payments is zero to $40 million and is based on actual revenues through March 2020. Due to better than expected actual and projected financial performance for Endocare and Alicon, as well as a change in the expected mix of products, the Company recorded an $8.8 million increase in the fair value of contingent consideration in the first quarter of fiscal year 2020, in addition to a $18.6 million increase in the fair value of the contingent consideration recorded in the fourth quarter of fiscal year 2019. The Company has recorded a total of $40.0 million in contingent consideration related to the Endocare and Alicon acquisitions, of which $10 million was paid in April 2020 and the remaining $30 million was paid subsequent to July 3, 2020. These acquisitions are included in the Company's Interventional Solutions business, which is included in the Other category. The purchase accounting from this transaction has been finalized.

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

The Company incurred transaction costs of $3.8 million and $10.4 million during the three months ended July 3, 2020 and June 28, 2019, respectively, and $12.1 million and $15.0 million during the nine months ended July 3, 2020 and June 28, 2019, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of the Company. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the SEC, or other reasons. For this purpose, statements concerning: the impact of the COVID-19 pandemic on our business, including but not limited to, the impact on our workforce, operations, supply chain, demand for our products and services, and our financial results and condition; and the value of our assets; our ability to successfully manage the challenges associated with the COVID-19 pandemic; expected savings from restructuring activities; growth strategies; industry or market segment outlook; economic and market conditions; domestic and global trends; development, market acceptance of or transition to new products, technologies, solutions or services; growth drivers; future orders, revenues, operating expenses, tax rate, cash flows, backlog, earnings growth or other financial results; expected capital expenditures; new and potential future tariffs and exclusions therefrom or cross-border trade restrictions; currency fluctuation, changes in political, regulatory, safety or economic conditions; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the failure to obtain the approval of the Company’s stockholders; the failure to obtain certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the Merger; risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger; the effect of the announcement of the Merger on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers, distributors and others with whom it does business, or on its operating results and business generally; the ability to meet expectations regarding the timing and completion of the Merger; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Annual Report, as well as the information contained under Part I, Item 1A "Risk Factors" of the 2019 Annual Report and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.
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
Proposed Acquisition by Siemens Healthineers
On August 2, 2020, the Company, Siemens Healthineers Holding I GmbH, a company organized under the laws of Germany (“Siemens Healthineers”), Falcon Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Siemens Healthineers (“Merger Sub”), and, with respect to certain provisions, Siemens Medical Solutions USA, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Siemens Healthineers. Under the terms of the Merger Agreement, which has been unanimously approved by the Company's Board of Directors, Siemens Healthineers will acquire all outstanding shares of the Company for $177.50 per share in cash, in a transaction valued at approximately $16.4 billion on a fully diluted basis. The Merger is expected to close in the first half of calendar year 2021, subject to approval by the Company's stockholders, receipt of specified regulatory approvals and other customary closing conditions. Under the terms of the Merger Agreement, if the Merger Agreement is terminated by the Company or Siemens Healthineers under certain specified circumstances, a termination fee of $450 million in cash may be payable by the Company to Siemens Healthineers. The Merger Agreement also provides that a reverse termination fee of $450 million or $925 million in cash may be payable by Siemens Healthineers to the Company if the Merger Agreement is terminated by the Company or Siemens Healthineers under certain specified circumstances.

COVID-19 Impact

The COVID-19 pandemic has impacted our day-to-day operations and the operations of the vast majority of our customers, suppliers and distributors globally. The COVID-19 response by hospitals and healthcare professionals has placed a severe strain on healthcare systems. Many of our hospital customers have prioritized their efforts on their COVID-19 response and have diverted focus and resources away from their normal operations and restricted access to their sites in efforts to contain the spread of the virus. The global nature of the pandemic has resulted in authorities implementing numerous measures designed to contain the virus, including travel bans and restrictions, border closures, quarantines, shelter-in-place orders, business limitations and shutdowns. The prioritization of COVID-19 treatment and containment have presented us with unique operational challenges, including delays in capital equipment purchasing decisions by customers, obstacles to our ability to market, deliver, install and service our products, and disruptions and delays in our logistics and supply chain.

Revenues and Orders Trends

The impact of COVID-19 on our operations has varied by region, with mixed impacts based on the geographical spread, stage of containment, and recurrence of the pandemic in each region. Our operations in China were impacted first, beginning early in our second quarter of fiscal year 2020, followed by other parts of our Asia Pacific geography, with our EMEA and Americas geographies experiencing the initial impacts of the pandemic late in our second quarter. Our second quarter revenues were trending higher than the comparable second quarter fiscal 2019 period, until March 2020 when we started to experience a decline in hardware product revenues in our EMEA and Americas geographies due to the spread of COVID-19. These trends in declining revenues continued across all of our geographies, both in comparison to our second quarter of fiscal year 2020 and in comparison to our third quarter of fiscal 2019, with the exception of revenues from the China region, which increased with respect to both comparison periods, driven by recovery in China, which began at the end of our second quarter of fiscal year 2020.

We have experienced adverse impacts to revenues for both our hardware and software products, primarily resulting from customer capital constraints, site access challenges and delays to pre-installation activities. We have experienced minimal impact to our services revenues and expect that our services revenues will continue to be reasonably insulated from COVID-19 given the long-term nature of the underlying contracts and our current installed base; however, installation and commissioning service revenues linked to hardware installation have trended downward, consistent with delays to hardware installations. If treatment volumes decline materially and impact hospitals’ operating costs, it may impact our service contract renewals, pricing and service revenues.

We have experienced similar negative trends in orders as we have in revenues. We began to experience delays in orders, primarily for capital equipment, during our second quarter of fiscal year 2020. Orders continued to decline across most regions during our third fiscal quarter, with our EMEA geography experiencing the most severe negative impact to orders and our Americas geography also experiencing significant negative impacts. However, our APAC geography experienced an increase in orders both in comparison to our second quarter of fiscal 2020, driven by recovery in China, and in comparison to our third quarter of fiscal 2019, driven by recovery in Southeast Asia and Korea.

We are not able to accurately predict the full impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and the effectiveness of the containment measures being deployed in different geographies. However, we believe that lockdowns restricting access to customer sites and vault construction delays will continue to have an adverse impact on our revenues during the remainder of our fiscal year 2020 and into our fiscal year 2021. In addition, we believe that customer financial constraints, foreign currency headwinds, and uncertainty around the pandemic may lead our customers to defer capital equipment purchases during the remainder of our fiscal year 2020 and into our fiscal year 2021, which will have a corresponding adverse impact on our revenues and orders. However, we believe that we will experience sequential improvement in both our revenues and orders beginning in our fiscal fourth quarter 2020 and that COVID-19 impacts to our operations will continue to decrease over the course of our fiscal year 2021. In addition, we believe that our existing orders backlog should soften the impact of order delays on our revenues during the remainder of our fiscal year 2020 and into our fiscal year 2021. Based on regional machine utilization trends that we are closely monitoring, volume levels appear to be returning to historical averages in certain regions that have experienced recovery from the pandemic, which should have a corresponding positive impact on hospital operating budgets. We expect to continue to experience some logistical, manufacturing and shipment delays, and some increased logistics-related costs for so long as COVID-19 related travel and customer site access restrictions remain in place.

General Increase in Risks

While we believe that orders trends and our revenues will return to historical norms over time as the pandemic is controlled, if the COVID-19 pandemic proliferates for an extended period, capital expenditure delays could be prolonged and have a material impact on revenues and orders beyond the second half of our fiscal year 2020. Capital markets and worldwide economies have been significantly impacted by the COVID-19 pandemic, and on June 8, 2020, the National Bureau of Economic Research announced that the United States was in recession. An extended economic recession in the United States or elsewhere could have a material adverse effect on our business over the longer term if hospitals reduce or curtail capital and overall spending. Some of our hospital customers may decide to no longer purchase our products or services, and certain of our customers, suppliers and distributors may become insolvent.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Our Response

Since the outbreak of the pandemic, our focus has been on keeping our employees safe, supporting our customers and their patients, and ensuring supply chain stability and business continuity.

•Our employees are crucial to our mission, and we have taken the following actions to ensure their safety and well-being.

◦We have instituted work-from-home policies and workplace safety measures and protocols, including strict site access guidelines and ensuring the availability of personal protective equipment. To support the health and well-being of our employees, customers, distributors, partners and communities, as of August 3, 2020, approximately 53% of our employees are working remotely, whereas typically only 15% of our employees, such as field service employees, work remotely.

◦We have implemented new programs aimed at educating our employees on how to operate in virtual, social-distancing environments.

◦During our second quarter of fiscal 2020, we closed our manufacturing facility in Beijing for approximately four weeks and placed our U.S. manufacturing and logistics facilities, including our Palo Alto manufacturing facility, in critical operations mode for approximately three weeks. Since May 2020, all of our manufacturing facilities have been fully operational. We have implemented stringent safety protocols at all of our manufacturing facilities, including rigorous health and safety training for all manufacturing employees and the institution of new workplace spacing requirements.

•Our customers are facing unique challenges, and we are taking actions to support their priorities. Among other efforts, we are taking actions to ensure that all of our customers can continue to deliver radiation therapy, a non-elective procedure, to their patients, and we are actively deploying remote tools across our training, installation and field service teams to ensure continued access to our products and solutions.

•Despite certain logistical and manufacturing challenges, to date, we have been successful in our efforts to secure and stabilize our global supply chain, and we are actively coordinating with our suppliers and distributors to maintain adequate inventory to fulfill our customer commitments.

•We have a solid balance sheet with approximately $1.4 billion in accessible liquidity, including approximately $769 million in cash and cash equivalents and approximately $600 million available under our $1.2 billion revolving credit facility. To date, we have not experienced a significant decline in customer credit quality or a significant increase in requests for changes or extension of payment terms as a result of COVID-19, although we will continue to closely monitor these metrics going forward. While our capital allocation priorities remain unchanged, as a precautionary measure we have paused our share buybacks to preserve liquidity and are focused on reducing costs to bolster our financial flexibility in light of the broad range of potential outcomes over the foreseeable future. In addition, in our third quarter of fiscal year 2020, we implemented several cost cutting measures designed to preserve liquidity, including a reduction in force that will impact approximately 3% of our work force, a temporary reduction in certain employee benefits, and requiring our employees to take mandatory paid personal leave days during a set week in each of our third quarter and fourth quarters of fiscal year 2020 and in our first quarter of our fiscal year 2021.

Despite the challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us well to navigate through the current economic environment and continue to execute on our long-term value creation strategy.

Highlights for the Three Months Ended July 3, 2020
Financial Summary

	Three Months Ended
(In millions, except per share amounts)	July 3, 2020	June 28, 2019	Change
Gross Orders	$682.2	$891.6	(23)%
Oncology Systems	665.4	778.3	(14)%
Proton Solutions	9.7	111.3	(91)%
Other	7.1	2.0	255%
Backlog	$3,213.6	$3,118.4	3%
Revenues	$694.3	$825.8	(16)%
Oncology Systems	654.5	792.9	(17)%
Proton Solutions	32.7	30.9	6%
Other	7.1	2.0	255%
Gross margin as a percentage of revenues	43.0%	42.5%	50 bps
Effective tax rate	28.2%	50.9%
Net earnings attributable to Varian	$61.2	$29.4	109%
Diluted net earnings per share	$0.67	$0.32	110%
Net cash provided by operating activities	$83.0	$126.5	(34)%
Number of shares repurchased	—	0.4	n/m
Total cost of shares repurchased	$—	$48.6	n/m
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

We participated in the Office of the U.S. Trade Representative (“USTR”) process to seek product-specific exclusions from the U.S. tariffs on Chinese imports. To date, USTR has granted tariff exclusions for four products: certain radiotherapy systems manufactured in China, as well as three key components of the radiation therapy systems that we manufacture in the United States: multi-leaf collimators, certain printed circuit board assemblies and tungsten shielding. We submitted an additional U.S. exclusion request in September 2019, in relation to a manufacturing component, which was ultimately not granted. In 2019, USTR granted a one-year extension to our exclusion for radiotherapy systems through December 28, 2020. An additional component exclusion extension, for multi-leaf collimators, has been granted through December 31, 2020 and two additional renewal applications for components are pending, one of which received objections.

In June and July 2019, we submitted formal requests to the Chinese government for exclusions from the Chinese retaliatory tariffs for manufacturing inputs, service parts and radiotherapy systems imported into China from the United States. In September 2019, the Chinese government granted a tariff exclusion for medical linear accelerators, including our radiotherapy systems, with retroactive effect and valid through September 16, 2020. Varian is in the process of requesting an extension to that exclusion. The other China exclusion requests are still pending. In the aggregate, these tariffs will be referred to as "U.S./China tariffs." "
Impairment Charges. In the three months ended July 3, 2020, the Company’s Maryland Proton Treatment Center (“MPTC") Series B-1 and B-2 bonds ( collectively "MPTC" bonds) and the Alabama Proton Treatment Center (“APTC") securities were determined to be other-than-temporarily impaired due to a decrease in trade prices of comparable bonds. We believe that it is more likely than not that we will not recover the losses before these bonds are sold. In the three months ended July 3, 2020, we recorded impairment charges of $8.3 million on our MPTC bonds and $0.9 million on our APTC securities. The impairment charges are included in restructuring and impairment charges in the Condensed Consolidated Statements of Earnings. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
Restructuring Charges. In the three months ended July 3, 2020, we implemented a global workforce reduction, as part of our plan to enhance operational performance through productivity initiatives, in response to the impact of the COVID-19 pandemic. We incurred $13.9 million in restructuring charges, which primarily consisted of employee-related expenses, during the three months ended July 3, 2020. As of July 3, 2020, we expect to incur additional restructuring charges under this plan; however, these costs are not expected to be material. We expect to substantially complete this restructuring program by the end of fiscal year 2020. The restructuring charges are included in restructuring and impairment charges in the Condensed Consolidated Statements of Earnings.
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
Currency fluctuations had approximately a $7.1 million and $5.6 million unfavorable impact for total revenues and Oncology Systems gross orders, respectively, for the three months ended July 3, 2020, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
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
Subject to the potential impact of COVID-19, we believe international markets will be our fastest growing markets. The radiation oncology market in North America is largely characterized by the replacements of older machines, with periodic increases in demand driven by the introduction of new technologies. Reimbursement rates in the United States have generally supported a favorable return on investment for the purchase of new radiotherapy equipment and technologies. While we believe that improved product functionality, greater cost-effectiveness and prospects for better clinical outcomes with new capabilities, such as IMRT, IGRT and VMAT, tend to drive demand for radiotherapy products, large changes in reimbursement rates or reimbursement structure can affect customer demand and cause market shifts. We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding reimbursement rates and new models for radiotherapy and radiosurgery, such as the alternative payment model pilot program for radiation oncology that was proposed by the Centers for Medicare and Medicaid Services in July 2019. This pilot program is intended to test whether an episode-based payment structure would reduce Medicare expenditures. We believe that this uncertainty will likely continue in future fiscal years and could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability.
Global demand for oncology equipment varies by geography and size of cancer burden. Overall new cancer cases are forecasted to increase from approximately 18 million in 2018 to 25 million in 2030. Markets such as North America, developed Europe and Japan are primarily replacement markets with growth consistent with the aging cycle of the installed base and the aging of populations. Emerging markets such as Brazil, Russia, India, China and Africa have large gaps in access to care and are expected to grow faster to address this gap. Variations in spend on oncology equipment will occur over time based on economic factors in individual countries.
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
As of July 3, 2020, we had a carrying value of $124.1 million of notes receivable, including accrued interest, senior secured debt, available-for-sale securities, and loans outstanding to Proton Solutions customers. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. During the nine months ended July 3, 2020, there were no significant changes, except as noted below to our critical accounting policies and estimates as described in the financial statements contained in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report.

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

As of July 3, 2020, we have two reporting units with goodwill: Oncology Systems and Interventional Solutions, with balances of $440.6 million and $166.8 million, respectively. Due to certain indicators identified related to our Interventional Solutions reporting unit in the second quarter of fiscal year 2020, including a significant decrease in near term revenue projections due to COVID-19, we identified a triggering event and performed an interim impairment test on our $164.3 million of goodwill in our Interventional Solutions reporting unit, within the Other reportable operating segment. The fair value of the Interventional Solutions’ reporting unit was in excess of its carrying value by approximately $20 million, or 7%. Management believes the methodology and assumptions used to calculate the fair value to be reasonable as of July 3, 2020. However, the Interventional Solutions reporting unit could be at risk for a future goodwill impairment if there are adjustments to certain assumptions used in the fair value calculation, including revenue growth rates, operating margins, WACC and/or working capital requirements. Given the uncertain impact of COVID-19 and/or other market factors on our business, our cash flow projections for this business could decrease in the future, which could lead to an impairment of goodwill. In the third quarter of fiscal year 2019, we recorded a goodwill impairment charge of $50.5 million for the full value of the Proton Solutions reporting unit goodwill. See Note 5, "Goodwill and Intangible Assets," of the Notes to the Condensed Consolidated Financial Statements for more information.

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2020 is the 53-week period ending October 2, 2020, and fiscal year 2019 was the 52-week period that ended September 27, 2019. The fiscal quarters ended July 3, 2020 and June 28, 2019 were both 13-week periods.
Discussion of Results of Operations for the Three and Nine Months Ended July 3, 2020 Compared to the Three and Nine Months Ended June 28, 2019
Total Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	July 3, 2020	June 28, 2019	Percent Change
Product	$320.2	$461.3	(31)%	$1,148.5	$1,292.0	(11)%
Service	374.1	364.5	3%	1,169.2	1,054.2	11%
Total Revenues	$694.3	$825.8	(16)%	$2,317.7	$2,346.2	(1)%
Product as a percentage of total revenues	46%	56%		50%	55%
Service as a percentage of total revenues	54%	44%		50%	45%

Total product revenues decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, mostly driven by a sharp decline in hardware and software product revenues from Oncology Systems due to COVID-19 and, to a lesser extent, a decrease in product revenues from Proton Solutions, partially offset by an increase in revenues from the Other category.
Total service revenues increased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to an increase in service revenues from Oncology Systems, which included increases of approximately $11 million and $46 million, respectively, in service revenues from CTSI, and, increases in service revenues from Proton Solutions of $4.2 million and $9.8 million, respectively. The nine months ended July 3, 2020, included approximately $19 million in additional service revenues due to the first quarter of fiscal year 2020 being a 14-week period.

Revenues by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	Constant Currency	July 3, 2020	June 28, 2019	Percent Change	Constant Currency
Americas	$337.5	$401.2	(16)%	(16)%	$1,127.6	$1,122.9	—%	1%
EMEA	217.2	271.3	(20)%	(18)%	741.0	783.8	(5)%	(3)%
APAC	139.6	153.3	(9)%	(9)%	449.1	439.5	2%	2%
Total Revenues	$694.3	$825.8	(16)%	(15)%	$2,317.7	$2,346.2	(1)%	—%

North America (1)	$324.2	$378.7	(14)%	(14)%	$1,064.9	$1,050.8	1%	1%
International	370.1	447.1	(17)%	(16)%	1,252.8	1,295.4	(3)%	(2)%
Total Revenues	$694.3	$825.8	(16)%	(15)%	$2,317.7	$2,346.2	(1)%	—%
North America as a percentage of total revenues	47%	45%			46%	45%
International as a percentage of total revenues	53%	55%			54%	55%
(1) North America primarily includes the United States and Canada.

Revenues across all regions were negatively impacted by a sharp decline in hardware and software product revenues from Oncology Systems in the third quarter of fiscal year 2020 due to the COVID-19 pandemic.
The Americas region revenues decreased in the three months ended July 3, 2020, compared to the year-ago period, primarily due to the decrease in revenues from Oncology Systems, partially offset by an increase in revenues from the Other category. The Americas region revenues were flat in the nine months ended July 3, 2020, compared to the year-ago period, primarily due to an increase in revenues from the Other category, mostly offset by decreases in revenues from Oncology Systems and Proton Solutions.
The EMEA region revenues decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to the decrease in revenues from Oncology Systems and, to a lesser extent, a decrease in revenues from Proton Solutions. The revenues from Oncology Systems in the three and nine months ended July 3, 2020, compared to the year-ago periods, include increases of approximately $8 million and $35 million, respectively, in service revenues from CTSI.
The APAC region revenues decreased in the three months ended July 3, 2020, as compared to the prior period, primarily due to the decrease in revenues from Oncology Systems, partially offset by an increase in revenues from Proton Solutions. The APAC region revenues increased in the nine months ended July 3, 2020, as compared to the prior period, primarily due to an increase in revenues from the Other Category, partially offset by a decrease in revenues from Oncology Systems.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	Constant Currency	July 3, 2020	June 28, 2019	Percent Change	Constant Currency
Product	$290.0	$433.8	(33)%	(33)%	$1,053.0	$1,203.0	(12)%	(12)%
Service	364.5	359.1	1%	3%	1,144.4	1,039.2	10%	11%
Total Oncology Systems Revenues	$654.5	$792.9	(17)%	(17)%	$2,197.4	$2,242.2	(2)%	(1)%
Product as a percentage of total Oncology Systems revenues	44%	55%			48%	54%
Service as a percentage of total Oncology Systems revenues	56%	45%			52%	46%
Oncology Systems revenues as a percentage of total revenues	94%	96%			95%	96%
Oncology Systems product revenues decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, driven by a sharp decline in hardware and software product revenues due to COVID-19 related delays, including site access restrictions and delays to customer installation readiness in the third quarter of fiscal year 2020.
Oncology Systems service revenues, which include performance obligations for installation, training and warranty, increased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to the ongoing customer adoption of service contracts as the warranty periods on our systems expire and an increase in the number of customers as the installed base of our products continues to grow. Oncology Systems service revenues were negatively impacted in the third quarter of fiscal year 2020 by a decline in installation and commissioning services due to the COVID-19 pandemic. Oncology Systems service revenues also include increases of approximately $11 million and $46 million in service revenues from CTSI in the three and nine months ended July 3, 2020. The nine months ended July 3, 2020 include approximately $19 million in additional service revenues due to the first quarter of fiscal year 2020 being a 14-week period.

Revenues by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	Constant Currency	July 3, 2020	June 28, 2019	Percent Change	Constant Currency
Americas	$318.1	$385.6	(18)%	(17)%	$1,066.7	$1,073.5	(1)%	—%
EMEA	204.1	256.4	(20)%	(18)%	704.8	736.2	(4)%	(2)%
APAC	132.3	150.9	(12)%	(12)%	425.9	432.5	(2)%	(1)%
Total Oncology Systems Revenues	$654.5	$792.9	(17)%	(17)%	$2,197.4	$2,242.2	(2)%	(1)%

North America	$304.8	$363.1	(16)%	(16)%	$1,004.0	$1,001.4	—%	—%
International	349.7	429.8	(19)%	(17)%	1,193.4	1,240.8	(4)%	(2)%
Total Oncology Systems Revenues	$654.5	$792.9	(17)%	(17)%	$2,197.4	$2,242.2	(2)%	(1)%
North America as a percentage of total Oncology Systems revenues	47%	46%			46%	45%
International as a percentage of total Oncology Systems revenues	53%	54%			54%	55%
Oncology Systems revenues decreased across all regions in the three and nine months ended July 3, 2020, compared to the year-ago periods, driven by a sharp decline in hardware and software product revenues due to COVID-19 related delays, including site access restrictions and delays to customer installation readiness in the third quarter of fiscal year 2020. Service revenues were also negatively impacted in the third quarter of fiscal year 2020 by a decline in installation and commissioning services due to the COVID-19 pandemic. EMEA Oncology Systems revenues in the three and nine months ended July 3, 2020, compared to the year-ago periods, include increases of approximately $8 million and $35 million in service revenues from CTSI. In the three and nine months ended June 28, 2019, APAC revenues from hardware products were negatively impacted by approximately $10 million and $27 million from the U.S./China Tariffs.
Variations of higher and lower revenues between the North America and international regions are impacted by regional factors influencing our gross orders, which include the impact of COVID-19, government spending, philanthropy/donations, economic and political instability in some countries, uncertainty created by U.S. health care policy, such as the excise tax on the sale of most medical devices, Medicare reimbursement rates and consolidation of free standing clinics in the United States, and different technology adoption cycles. See further discussion of orders under “Gross Orders.”
Proton Solutions Revenues

Revenues by sales classification	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	July 3, 2020	June 28, 2019	Percent Change
Product	$23.1	$25.5	(9)%	$57.8	$87.0	(34)%
Service	9.6	5.4	78%	24.8	15.0	65%
Total Proton Solutions Revenues	$32.7	$30.9	6%	$82.6	$102.0	(19)%
Proton Solutions revenues as a percentage of total revenues	5%	4%		4%	4%
Proton Solutions revenues increased in the three months ended July 3, 2020, compared to the year-ago period, primarily due to an increase in service revenues resulting from the increase in proton centers transitioned to service contracts. Proton Solutions revenues decreased in the nine months ended July 3, 2020, compared to the year-ago period, primarily due to the timing of project completion and stage of progress and fewer orders in fiscal year 2018 and the first half of fiscal year 2019, partially offset by an increase in service revenues resulting from the increase in proton centers transitioned to service contracts. The estimated impact of the COVID-19 pandemic on Proton Solution revenues was not material in the three and nine months ended July 3, 2020.

Other Revenues
Revenues from the Other category increased $5.1 million and $35.7 million for the three and nine months ended July 3, 2020. Revenues from the Other category are allocated to product revenues and are related to our Interventional Solutions business. The estimated impact of the COVID-19 pandemic on Interventional Solutions revenues was not material in the three and nine months ended July 3, 2020.
Gross Margin

Dollars by segment	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	July 3, 2020	June 28, 2019	Percent Change
Oncology Systems	$291.2	$346.3	(16)%	$972.8	$978.5	(1)%
Proton Solutions	2.7	5.0	(43)%	2.3	7.1	(67)%
Other	4.6	0.1	n/m	27.4	0.1	n/m
Gross margin	$298.5	$351.4	(15)%	$1,002.5	$985.7	2%
Percentage by segment
Oncology Systems	44.5%	43.7%		44.3%	43.7%
Proton Solutions	8.4%	15.6%		2.8%	6.9%
Other	63.1%	5.3%		72.5%	5.3%
Total Company	43.0%	42.5%		43.3%	42.0%
Percentage by sales classification
Total Company - Product	29.7%	35.4%		33.8%	33.5%
Total Company - Service	54.4%	51.6%		52.5%	52.4%
Oncology Systems - Product	32.5%	37.1%		35.3%	36.0%
Oncology Systems - Service	54.1%	51.7%		52.6%	52.5%
n/m - not meaningful

Oncology Systems product gross margin percentage decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to manufacturing overhead under absorption due to the COVID-19 pandemic, as well as a geographical mix shift to emerging markets. In the three months ended June 28, 2019, the U.S./China tariffs had a negative impact of approximately $15 million, comprised of a negative impact of approximately $10 million in revenues and approximately $5 million in cost of revenues. In the nine months ended June 28, 2019, the U.S./China tariffs had a negative impact of approximately $39 million, comprised of a negative impact of approximately $27 million in revenues and approximately $12 million in cost of revenues.
Oncology Systems service gross margin percentage increased in the three months and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to lower variable service costs due to COVID-19 in the third quarter of fiscal year 2020, partially offset by an increase in service revenues from CTSI, which have a lower margin than our traditional services.
Proton Solutions gross margin percentage decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to the mix of projects and increased project costs, partially offset by an increase in service revenues.
Other category gross margin percentage increased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to the amortization of the inventory step-up after the acquisition of Endocare and Alicon in the prior period.

Research and Development

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	July 3, 2020	June 28, 2019	Percent Change
Research and development	$65.3	$62.1	5%	$203.4	$182.4	11%
Research and development as a percentage of total revenues	9%	8%		9%	8%
Research and development expenses increased $3.2 million and $21.0 million in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to an increase in investments in software, Flash technology, adaptive radiotherapy and other strategic programs.
Selling, General and Administrative, Impairment and Restructuring Charges, and Acquisition-related expenses

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	July 3, 2020	June 28, 2019	Percent Change
Selling, general and administrative	$145.0	$153.6	(6)%	$497.3	$441.5	13%
Impairment and restructuring charges	$23.1	$50.6	(54)%	$63.6	$50.6	26%
Acquisition-related expenses and in-process research and development	$5.2	$31.2	(83)%	$13.4	$35.8	(62)%
Selling, general and administrative as a percentage of total revenues	21%	19%		21%	19%
Impairment and restructuring charges as a percentage of total revenues	3%	6%		3%	2%
Acquisition-related expenses and in-process research and development as a percentage of total revenues	1%	4%		1%	2%
n/m - not meaningful

Selling, general and administrative expenses decreased $8.6 million in the three months ended July 3, 2020, compared to the year-ago period, primarily due to cost-saving measures that were put in place in the third quarter of fiscal year 2020 due to the COVID-19 pandemic. Selling, general and administrative expenses increased $55.8 million in the nine months ended July 3, 2020, compared to the year-ago period, primarily due to increases in our operations to support growth, including an increase in headcount to support sales and marketing for recent acquisitions and investments in product management for treatment planning in Oncology Systems, partially offset by cost-saving measures that were put in place in the third quarter of fiscal year 2020 due to the COVID-19 pandemic. Selling, general and administrative expenses in the three and nine months ended July 3, 2020, also includes increases of $3.4 million and $12.7 million, respectively, due to additional intangible asset amortization primarily related to our fiscal year 2019 acquisitions.

Impairment and restructuring charges in the three months ended July 3, 2020, were due to $13.9 million in restructuring charges and a $9.2 million impairment to our available-for-sale investments. In the three months ended July 3, 2020, the Company recorded an $8.3 million impairment on its MPTC bonds, and a $0.9 million impairment on its APTC bonds. Impairment charges in the nine months ended July 3, 2020 also includes a $40.5 million impairment to the CPTC Term Loan. As a result of the COVID-19 pandemic, during March and April 2020, CPTC suffered material negative impacts to its operating plan, including declines in current and projected patient volume and delays in partnership with a significant clinical partner. Therefore, we concluded it was no longer probable that we will collect the amounts owed under the CPTC Term Loan when due. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information. In the three months ended June 28, 2019, we recorded a $50.5 million goodwill impairment charge to the Proton Solutions reporting unit.

Acquisition-related and in-process research and development expenses decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to a $20.8 million charge in the third quarter of fiscal year 2019 associated with a write-off of in-process R&D related to an acquisition and increased costs in the prior year due to the CTSI, Endocare and Alicon acquisitions.
Other Income, Net

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	July 3, 2020	June 28, 2019	Percent Change
Interest income	$2.7	$3.7	(29)%	$8.8	$11.6	(25)%
Interest expense	$(2.9)	$(1.8)	64%	$(11.9)	$(4.0)	195%
Other income, net	$25.1	$4.2	504%	$28.6	$27.4	5%
Interest income decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to a decrease in interest income from loans to our Proton Solution customers and available-for-sale securities. Interest expense increased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to an increase in borrowings on our Credit Facility. Other income, net, increased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to $25.7 million in gains on our equity investments in the third quarter of fiscal year 2020, which included a $20.9 million gain related to an investment that went public in the third quarter of fiscal year 2020.
Taxes on Earnings

	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Change	July 3, 2020	June 28, 2019	Change
Taxes on earnings	$23.9	$30.5	(22.0)%	$57.4	$88.6	(35.0)%
Effective tax rate	28.2%	50.9%		22.9%	28.5%
Our effective tax rate is lower in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily because the prior period included a goodwill impairment charge and an in-process research and development expense, neither of which generated a tax benefit for the Company. This decrease was partially offset by an unfavorable shift in the geographic mix of earnings in fiscal year 2020.

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
Diluted Net Earnings Per Share

	Three Months Ended			Nine Months Ended
	July 3, 2020	June 28, 2019	Percent Change	July 3, 2020	June 28, 2019	Percent Change
Diluted net earnings per share	$0.67	$0.32	110%	$2.11	$2.41	(12)%

Diluted net earnings per share increased in the three months ended July 3, 2020, compared to the year-ago period, primarily due to higher impairment charges, acquisition-related expenses, and a higher effective tax rate in the prior year. Diluted net earnings per share decreased in the nine months ended July 3, 2020, compared to the year-ago period, primarily due to higher operating expenses in fiscal year 2020, partially offset by a decrease in the effective tax rate.

Gross Orders

Gross orders by segment	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	July 3, 2020	June 28, 2019	Percent Change
Oncology Systems	$665.4	$778.3	(14)%	$2,212.6	$2,261.0	(2)%
Proton Solutions	9.7	111.3	(91)%	96.4	121.2	(20)%
Other	7.1	2.0	255%	37.7	2.0	n/m
Total Gross Orders	$682.2	$891.6	(23)%	$2,346.7	$2,384.2	(2)%
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
Gross orders in any period may not be directly correlated to the level of revenues in any particular future quarter or period since the timing of revenue recognition will vary significantly based on the delivery requirements of individual orders, acceptance schedules and the readiness of individual customer sites for installation of our products, all of which was impacted by COVID-19. Moreover, certain types of orders, such as orders for software or newly introduced products in our Oncology Systems segment, typically take more time from order to completion of installation and acceptance than hardware or older products. Because an order for a proton therapy system can be relatively large, an order in one fiscal period will cause gross orders in our Proton Solutions business to vary significantly, making comparisons between fiscal periods more difficult.
Oncology Systems Gross Orders

Gross orders by geographical region	Three Months Ended				Nine Months Ended
(Dollars in millions)	July 3, 2020	June 28, 2019	Percent Change	Constant Currency	July 3, 2020	June 28, 2019	Percent Change	Constant Currency
Americas	$329.1	$357.4	(8)%	(8)%	$1,044.0	$1,059.4	(1)%	(1)%
EMEA	191.1	281.1	(32)%	(30)%	687.1	732.7	(6)%	(4)%
APAC	145.2	139.8	4%	4%	481.5	468.9	3%	3%
Total Oncology Systems Gross Orders	$665.4	$778.3	(14)%	(14)%	$2,212.6	$2,261.0	(2)%	(1)%

North America	$316.5	$338.4	(6)%	(6)%	$981.2	$994.4	(1)%	(1)%
International	348.9	439.9	(21)%	(19)%	1,231.4	1,266.6	(3)%	(1)%
Total Oncology Systems Gross Orders	$665.4	$778.3	(14)%	(14)%	$2,212.6	$2,261.0	(2)%	(1)%
Oncology Systems gross orders were negatively impacted across regions in the three and nine months ended July 3, 2020, compared to the year-ago periods, mostly driven by a sharp decline in hardware and software product orders due to the COVID-19 pandemic in the third quarter of fiscal year 2020.
The Americas Oncology Systems gross orders decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to a decrease in hardware product orders, partially offset by an increase in service orders. EMEA Oncology Systems decreased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to a decrease in hardware and software product orders, partially offset by an increase in service orders from CTSI.

APAC Oncology Service gross orders increased in the three and nine months ended July 3, 2020, compared to the year-ago periods, primarily due to an increase in service orders, partially offset by a decrease in hardware product orders.
The trailing 12 months' growth in gross orders for Oncology Systems at the end of the third quarter of fiscal year 2020 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	July 3, 2020	April 3, 2020	January 3, 2020	September 27, 2019
Americas	2%	4%	6%	7%
EMEA	(1)%	9%	11%	12%
APAC	(1)%	(2)%	6%	9%
North America	2%	3%	6%	8%
International	(1)%	5%	9%	10%
Total Oncology Systems Gross Orders	1%	5%	8%	9%
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
Proton Solutions Gross Orders
Proton Solutions gross orders decreased $101.6 million and $24.8 million in the three and nine months ended July 3, 2020, compared to the year-ago periods. The decrease in the three months ended July 3, 2020, was due to no system orders in the third quarter of fiscal year 2020, compared to the prior year period. The decrease in the nine months ended July 3, 2020, was mostly due to a smaller order size of proton therapy systems in fiscal year 2020 compared to the prior year period. The decreases in gross orders for proton therapy systems was partially offset by an increase in service orders. The COVID-19 pandemic may result in order delays for the remainder of fiscal year 2020.
Other Category Gross Orders
The Other category gross orders increased $5.1 million and $35.7 million in the three and nine months ended July 3, 2020, compared to the year-ago periods. Gross orders from the Other category are related to our Interventional Solutions business. The COVID-19 pandemic may result in order delays for the remainder of fiscal year 2020.
Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. At July 3, 2020, total Company backlog was $3.2 billion, an increase of 3% compared to the backlog at June 28, 2019. Our Oncology Systems backlog at July 3, 2020 was 4% higher than the backlog at June 28, 2019, which reflected an increase of 4% for both of our international and North America regions, respectively. Proton Solutions backlog was approximately $235 million at July 3, 2020.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are classified as dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled net reductions of $60.3 million and $205.5 million in the three and nine months ended July 3, 2020, compared to net reductions of $65.3 million and $102.5 million in the year-ago periods.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash:

(In millions)	July 3, 2020	September 27, 2019	Increase
Cash and cash equivalents	$769.2	$531.4	$237.8
Restricted cash	21.3	12.7	8.6
Total cash, cash equivalents, and restricted cash	$790.5	$544.1	$246.4
The increase in cash, cash equivalents, and restricted cash in the nine months ended July 3, 2020 was primarily due to $217.5 million of cash provided by operating activities, $170.0 million in net borrowings from our credit facility, $51.4 million in proceeds from the issuance of common stock to employees, and $9.2 million in proceeds from the sale of an equity investment, partially offset by $86.2 million used for the repurchase of shares of VMS common stock, $55.0 million used for purchases of property, plant, and equipment, $21.3 million in investments of equity and notes receivable in privately-held companies, $11.7 million used for tax withholdings on vesting of equity awards, and $11.2 million used for the payment of contingent consideration.
At July 3, 2020, we had approximately $236 million, or 31%, of cash and cash equivalents in the United States, which includes approximately $124 million in money market funds, and approximately $533 million, or 69%, of cash and cash equivalents was held abroad. In light of the changes to the U.S. federal taxation of foreign earnings under the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of July 3, 2020, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.
Cash Flows

	Nine Months Ended
(In millions)	July 3, 2020	June 28, 2019
Net cash flow provided by (used in):
Operating activities	$217.5	$254.0
Investing activities	(77.3)	(523.7)
Financing activities	111.3	294.0
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(5.1)	2.2
Net increase in cash, cash equivalents and restricted cash	$246.4	$26.5
Our primary cash inflows and outflows were as follows:
•In the nine months ended July 3, 2020, net cash provided by operating activities was $217.5 million compared to $254.0 million in the nine months ended June 28, 2019. The $36.5 million decrease in net cash from operating activities was driven by a $23.0 million decrease from non-cash items and a $28.9 million decrease in net earnings, partially offset by a $15.4 million increase in the net change from operating assets and liabilities.
•The major contributors to the net change in operating assets and liabilities, net of effects of acquisitions, in the nine months ended July 3, 2020, were as follows:

◦Trade and unbilled receivables decreasing $84.3 million, primarily due to lower receivables, in both Proton Solutions and Oncology Systems, attributed to customer payments in Proton Solutions and a decrease in revenues, partially offset by lower collections in Oncology Systems.
◦Inventory increasing $47.7 million, primarily to support a higher volume of orders in Oncology Systems.
◦Accounts payable decreasing $94.3 million, primarily due to timing of payments and slower than normal business activities due to COVID-19.
◦Accrued liabilities and other long-term liabilities decreasing $42.5 million, primarily due to decreases in accrued compensation, contingent consideration and warranty accruals, partially offset by an increase in restructuring accruals, and the adoption of ASC 842.
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
•In the nine months ended July 3, 2020, cash used in investing activities was $77.3 million, compared to $523.7 million in the nine months ended June 28, 2019. In the nine months ended July 3, 2020, cash used in investing activities primarily included $55.0 million used for purchases of property, plant and equipment, $21.3 million in investments of equity and notes receivable in privately-held companies, and $8.4 million used for acquisitions, partially offset by $9.2 million in proceeds from the sale of an equity investment. In the nine months ended June 28, 2019, cash used in investing activities primarily included $485.6 million used for acquisitions, $43.7 million used for purchases of property, plant and equipment, and $29.8 million in investments of equity in privately-held companies, partially offset by $29.9 million in proceeds from the sale of an equity investment.
•In the nine months ended July 3, 2020, cash provided by financing activities was $111.3 million, compared to $294.0 million in the nine months ended June 28, 2019. In the nine months ended July 3, 2020, cash provided by financing activities primarily included $170.0 million in net borrowings from our credit facility and $51.4 million in proceeds received from stock option exercises and employee stock purchases, partially offset by $86.2 million used for the repurchase of VMS common stock, $11.7 million used for tax withholdings on vesting of equity awards, and $11.2 million used for the payment of contingent consideration. In the nine months ended June 28, 2019, cash provided by financing activities primarily included $400.0 million in net borrowings from our credit facility and $55.7 million in proceeds received from stock option exercises and employee stock purchases, partially offset by $134.2 million used for the repurchase of VMS common stock, a $16.8 million debt repayment related to an acquisition, and $14.1 million used for tax withholdings on vesting of equity awards.
Revolving Credit Facility
The following table summarizes our short-term borrowings:

(Dollars in millions)	July 3, 2020		September 27, 2019
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility	$580.0	1.22%	$410.0	3.05%
Total short-term borrowings	$580.0		$410.0

See Note 6, "Borrowings," of the Notes to the Condensed Consolidated Financial Statements for further information about our Credit Agreement and other borrowing arrangements.
Our liquidity is affected by many factors, some of which result from the normal ongoing operations of our business and some of which arise from uncertainties and conditions in the United States and global economies. Although our cash requirements will fluctuate, we believe that existing cash and cash equivalents, cash to be generated from operations, and current credit facilities will be sufficient to satisfy anticipated commitments for capital expenditures, and other cash requirements for at least the next 12 months.

Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) increased to 124 days at July 3, 2020, from 105 at June 28, 2019. The increase in DSO, as compared to the prior year, was primarily driven by a decline in revenue as well as operational and processing delays due to the COVID-19 pandemic. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. Proton Solutions' DSO is not meaningful because it is highly variable. Trade and unbilled receivables from our Other category are not material. As of July 3, 2020, approximately 7% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended		Nine Months Ended
(In millions, except per share amounts)	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Number of shares	—	0.4	0.6	1.1
Average repurchase price per share	$—	$138.90	$133.02	$123.15
Total cost of shares repurchased	$—	$48.6	$86.2	$134.2

In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of July 3, 2020, approximately 1.6 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. At the beginning of our third quarter of fiscal year 2020, due to the COVID-19 pandemic, as a precautionary measure we have paused our share repurchase program.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act. As of July 3, 2020, our liability for uncertain tax positions was $42.4 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. We have elected to pay the one-time transition tax over a period of eight years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years six through eight, respectively. As of July 3, 2020, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $122.4 million.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of July 3, 2020, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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
In the three months ended July 3, 2020, the MPTC Series B-1 and B-2 bonds (collectively "MPTC" bonds) and the APTC securities were determined to be other-than-temporarily impaired due to a decrease in trade prices of comparable bonds. We believe that it is more likely than not that we will not recover the losses before these bonds are sold. In the three months ended July 3, 2020, we recorded an $8.3 million impairment on our MPTC bonds and a $0.9 million impairment on our APTC securities.
We are also exposed to credit loss in the event of default by counterparties of our financing receivables and our loans to Proton Solutions customers. Primarily as a result of the COVID-19 pandemic, during March and April 2020, CPTC suffered material negative impacts to its operating plan, including declines in current and projected patient volume and delays in partnership with a significant clinical partner. Therefore, we concluded it was no longer probable that we will collect the amounts owed under the Term Loan and Revolving Loan (collectively "CPTC Loans") when due and recorded a $40.5 million impairment charge in the second quarter of fiscal year 2020.
As of July 3, 2020, we had $11.8 million in carrying value of loans outstanding to CPTC, and $112.3 million in carrying value of notes receivable, including accrued interest to Proton Solutions customers, available-for-sale securities, and short-term senior secured debt. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
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
(b)Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

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

China responded to the multiple U.S. tariff lists by announcing several lists of products from the U.S. that are subject to additional tariffs upon import to China. The first round of Chinese retaliatory tariffs went into effect on July 6, 2018. Our products are not impacted by these tariffs. Our exports of U.S. manufactured radiotherapy systems to China are impacted by the second Chinese list, implemented on August 23, 2018, which is subject to a 25% tariff. A third group of items, including certain of our manufacturing inputs and services, is subject to 5 to 10% tariffs, which went into effect on September 24, 2018. In September 2019, the Chinese government granted a tariff exclusion for medical linear accelerators, including our radiotherapy systems, valid through September 16, 2020. Any tariffs imposed by the United States and China that include Varian technology could increase the cost of our products and adversely impact the competitiveness of our products and/or our operational results in the future.
We continue to participate in the Office of the U.S. Trade Representative (“USTR”) process to consider and extend product-specific exclusions from these tariffs. On December 21, 2018, USTR announced its approval of our request to exclude certain radiotherapy systems manufactured in China, and this decision has been extended through December 28, 2020. This exclusion means that the Company’s imports of radiotherapy systems from China into the U.S. are not subject to the China tariffs through December 28, 2020. An additional component exclusion extension, for multi-leaf collimators, has been granted through December 31, 2020 and two additional renewal applications for components are pending, one of which received objections. While Varian has been successful in the majority of our requests to continue to exclude radiotherapy systems and certain components from the U.S./China tariffs, there can be no assurance of continued success with the pending requests or that existing renewals will extend into 2021.

The United Kingdom's exit from the European Union may negatively impact our operations.

The United Kingdom's ("U.K") exit from the European Union on January 31, 2020, commonly referred to as Brexit, has caused, and may continue to cause, uncertainty in the global markets. Political and regulatory responses to the withdrawal are still developing, and we are in the process of assessing the impact that the withdrawal may have on our business as more information becomes available. While we have not experienced any material financial impact from Brexit on our U.K. business to date, sales into the U.K. represented approximately 3% of our total revenues in fiscal year 2019, and we cannot predict the future implications of Brexit. Any impact from Brexit on our business and operations over the long term will depend, in part, on the outcome of tariff, tax treaties, trade, regulatory, and other negotiations the U.K. conducts.

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

Our results of operation could be adversely affected by a variety of factors, including, among other things:

•lower sales prices and gross margins usually associated with sales of our products and services in international regions, and in emerging markets in particular;
•the longer payment cycles associated with many foreign customers;
•the typically longer periods from placement of orders to revenue recognition in certain international and emerging markets;
•currency fluctuations;
•difficulties in interpreting or enforcing agreements and collecting receivables through the legal systems of many foreign countries;
•unstable regional political and economic conditions, or strained or worsening relations between the United States and China or other countries;
•changes in the political, regulatory, safety or economic conditions in a country or region, including as a result of the pending United Kingdom (the “U.K.”) exit from the European Union (“E.U.”) (“Brexit”);
•the imposition by governments, including the United States, of additional taxes, tariffs, global economic sanctions programs or other restrictions on foreign trade, and our ability to obtain or renew exemptions from tariffs;
•any inability to obtain required export or import licenses or approvals;

•any inability to comply with export or import laws and requirements or any violation of sanctions regulations, which may result in enforcement actions, civil or criminal penalties and restrictions on exportation;
•any increase in the cost of trade compliance functions to comply with changes to regulatory requirements;
•failure to obtain proper business licenses or other documentation, or to otherwise comply with local laws and requirements to conduct business in a foreign jurisdiction; and
•the possibility that it may be more difficult to protect our intellectual property in foreign countries.

Any violation of federal, state or foreign laws governing our business practices may result in substantial penalties. Investigation into our business practices could cause adverse publicity and harm our business.

Anti-corruption laws and regulations. We are subject to the United States Foreign Corrupt Practices Act and anti-corruption laws, and similar laws in foreign countries, such as the U.K. Bribery Act of 2010, and the Law “On the Fundamentals of Health Protection in the Russian Federation.” Any violation of these laws by us or our partners, agents or distributors could create a substantial liability for us, subject our officers and directors to personal liability and also cause a loss of reputation in the market. Transparency International’s 2016 Corruption Perceptions Index found that approximately sixty-nine percent of the countries in the index, including many that we consider to be high growth areas for our products, such as China, India, Russia and Brazil, scored below 50, on a scale from 100 (very clean) to 0 (highly corrupt). We currently operate in many countries where the public sector is perceived as being more or highly corrupt. Our strategic business plans include expanding our business in regions and countries that are rated as higher risk for corruption activity by Transparency International. Moreover, our recent acquisitions of CTSI and Alicon have significantly increased our operations in India and China, respectively. Increased business in higher risk countries could subject us and our officers and directors to increased scrutiny and increased liability.

In addition, we have conducted and have been subject to, and in the future expect to conduct or be subject to, internal investigations or audits or investigations by one or more domestic or foreign government agencies. Any such investigation or proceeding results in costs and management distraction, which could adversely affect our business and financial results. An adverse outcome under any such proceeding, investigation or audit could subject us to fines, or criminal or other penalties as well as reputational harm, which could adversely affect our business and financial results.

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

We are also subject to laws and regulations related to the collection, processing, storage, transfer and use of personal data, including under the EU General Data Protection Regulation ("GDPR") and data protection legislation in other foreign jurisdictions and the California Consumer Privacy Act of 2018 (“CCPA”) and similar laws in the United States, at both the federal and state level. The compliance and other burdens imposed by the GDPR, CCPA and similar privacy laws and regulations may limit the use and adoption of our services, reduce overall demand for our services, require us to modify our data handling practices, slow the pace at which we close sales transactions and impose additional costs and burdens. In particular, the collection, storage, transfer and use of patient information and data obtained through our AOI business operations is highly regulated by applicable law. In addition, non-compliance could result in proceedings against us by governmental entities or others and/or significant fines, could negatively impact our reputation, and may otherwise adversely impact our business, financial condition and operating results. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid and calling into question data transfers carried out under the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the US. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues.

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

Risks Relating to Proposed Acquisition by Siemens Healthineers

The Merger is subject to receipt of approval from our stockholders as well as the satisfaction of other closing conditions in the Merger Agreement.

The Merger Agreement contains a number of customary conditions to complete the Merger, including, (i) the adoption of the Merger Agreement by the affirmative vote of the holders of at least a majority of the outstanding shares of VMS common stock entitled to vote, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the receipt of specified regulatory approvals, (iv) the receipt of the approval of the Committee on Foreign Investment in the United States, (v) the absence of any newly enacted law, injunction or order prohibiting the Merger, (vi) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to a material adverse effect qualification), (vii) compliance in all material respects with the covenants and agreements in the Merger Agreement and (viii) absence of a Company Material Adverse Effect (as defined in the Merger Agreement) on the Company since the date of the Merger Agreement that is continuing. We can provide no assurance that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Merger. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger could materially adversely affect our business operations, financial results and stock price.

If the Merger is not completed, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares in connection with the Merger. Instead, the Company will remain an independent public company, and the shares will continue to be traded on the New York Stock Exchange. Our ongoing business may be materially adversely affected and we would be subject to a number of risks, including the following:

•we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, suppliers and distributors;
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than to complete the Merger;
•we may be required to pay a cash termination fee as required under the Merger Agreement;
•the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued;
•matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and refraining from pursuing other opportunities that could have been beneficial to us; and we may incur additional costs in connection with the defense or settlement of any stockholder litigation in connection with the Merger, which may adversely affect our ability to complete the Merger.

If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, customers, suppliers and distributors.

Uncertainty about the effect of the Merger on employees, customers, suppliers and distributors may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers, suppliers, distributors and others that deal with us to attempt to change existing business relationships with us. Retention and motivation of certain employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart, our business could be harmed. In addition, there could be distractions to or disruptions for our employees and management associated with obtaining the required approvals to close the Merger. Our customers, suppliers and distributors may experience uncertainty with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as customers, suppliers, distributors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than with us. These disruptions could have an adverse effect on our business operations and financial results. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

We are subject to certain restrictions in the Merger Agreement that may hinder operations pending the consummation of the Merger.

Whether or not the Merger is completed, the pending Merger may disrupt our current plans and operations, which could have an adverse effect on our business operations and financial results. The Merger Agreement generally requires us to use commercially reasonable efforts to operate our business in all material respects in the ordinary course pending completion of the Merger and not to engage in specified types of actions during this period, in each case subject to certain exceptions. These restrictions could be in place for an extended period of time if the consummation of the Merger is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we might have pursued, or effectively respond to competitive pressures or industry developments. For these and other reasons, the pendency of the Merger could adversely affect our business operations and financial results.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Siemens Healthineers. These costs could require us to use cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of $450 million to Siemens Healthineers. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. The payment of a termination fee may also have an adverse impact on our financial condition and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable
(b)Not applicable
(c)We did not repurchase shares of common stock during the third quarter of fiscal year 2020. At the beginning of our third quarter of fiscal year 2020, as a precautionary measure due to the COVID-19 pandemic, we have paused our share repurchase program. In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of July 3, 2020, approximately 1.6 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. Our share repurchases do not include shares of VMS common stock that were withheld by VMS in satisfaction of tax withholding obligations upon the vesting of restricted stock units granted under our employee stock plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

10.1*	Executive Separation Agreement by and between Registrant and John Kuo dated April 22, 2020.

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2020: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Earnings, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2020, formatted in Inline XBRL

*	Filed herewith
**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	August 11, 2020	By:	/s/ J. MICHAEL BRUFF
J. Michael Bruff
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)