Form 10-K/A
period 2020-10-02
VARIAN MEDICAL SYSTEMS INC
filed 2021-02-01
CIK 203527

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
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
 ¨☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
As of April 3, 2020, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates
of Registrant (based upon the closing sale price of such shares on the New York Stock Exchange on April 3, 2020) was $6,905,810,423. At November 13, 2020, the number of shares of the Registrant’s common stock outstanding was 91,355,469
.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
On August 2, 2020, Varian Medical Systems, Inc. (“we,” “our,” “Varian” or the “Company”), Siemens Healthineers Holding I GmbH, a company organized under the laws of Germany (“Siemens Healthineers”), Falcon Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Siemens Healthineers (“Merger Sub”), and, with respect to certain provisions, Siemens Medical Solutions USA, Inc., a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Siemens Healthineers. In light of the proposed Merger, the Company currently does not anticipate holding an annual meeting of stockholders in 2021 (the “Annual Meeting”) and the Company is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to file certain information that is typically included in the Company’s definitive proxy statement for the Company’s Annual Meeting.
This Amendment amends the Company’s Annual Report on Form
10-K
for the fiscal year ended October 2, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on November 25, 2020 (the “Original Filing”). The Company is filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company no longer intends to file its definitive proxy statement within 120 days of the end of its fiscal year ended October 2, 2020. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule
13a-14(a)
promulgated by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulations
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to November 25, 2020.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers
The information required by this item with respect to our executive officers is set forth in Part I of the Original Filing.
Directors
Below is information, including biographical information, about our current directors as well as a discussion of the specific experiences, qualifications, attributes and skills considered by our Board of Directors (the “Board”) in concluding that such individuals should serve as directors.

Anat Ashkenazi Age: 48 Director Since: 2018 Independent Occupation: Public Company Executive
Principal occupation, business experience and directorships

•   Positions at Eli Lilly and Company, a global pharmaceutical company:

•   Senior Vice President, Controller and Chief Financial Officer, Lilly Research Labs (September 2016—present)

•   Vice President, Finance and Chief Financial Officer, Lilly Diabetes and Lilly Global Manufacturing and Quality (April 2015—September 2016)

•   Chief Financial Officer, Lilly Oncology (October 2013—April 2015)

•   Other Current Public Company Board Memberships: None

•   Prior Public Company Board Memberships in Past Five Years: None

Experience, qualifications, attributes or skills supporting directorship

•   Over 20 years of
in-depth
financial management and planning experience including corporate finance and financial services

•   Extensive experience in the pharmaceutical industry having worked for Eli Lilly and Company across different therapeutic areas and disciplines

•   Experience in global and regional strategic planning, organizational redesign, and Six Sigma implementation

Jeffrey R. Balser Age: 59 Director Since: 2018 Independent Occupation: CEO of an Academic Medical Center
Principal occupation, business experience and directorships

•   President and Chief Executive Officer of Vanderbilt University Medical Center (May 2016—present)

•   Dean, Vanderbilt University School of Medicine (October 2008—present)

•   Vice Chancellor for Health Affairs, Vanderbilt University Medical Center (June 2009—April 2016)

•   Associate Vice Chancellor for Research, Vanderbilt University Medical Center (January 2004—October 2008)

•   Other Current Public Company Board Memberships: None

•   Prior Public Company Board Memberships in Past Five Years: None

Experience, qualifications, attributes or skills supporting directorship

•   In-depth
knowledge of the healthcare industry, hospital operations and managed care industry

•   Experience in management and strategic planning of hospital and physician practice, medical education, clinical and basic research through service as Chief Executive Officer and Dean, and previously as chief research officer, of a leading academic medical institution

•   Licensed Medical Doctor, Board certified in Anesthesiology and Critical Care Medicine

Judy Bruner Age: 62 Director Since: 2016 Independent Occupation: Former Public Company Executive
Principal occupation, business experience and directorships

•   Positions at SanDisk Corporation, a global leader in flash memory storage solutions:

•   Executive Vice President, Administration and Chief Financial Officer (June 2004—May 2016)

•   Member of Board of Directors (June 2002—July 2004)

•   Senior Vice President and Chief Financial Officer, Palm, Inc., a manufacturer of personal digital assistants (September 1999—June 2004)

•   Vice President, Finance & Corporate Controller, 3Com Corporation, a digital electronics manufacturer (May 1998—September 1999)

•   Other Current Public Company Board Memberships: Applied Materials, Inc., a provider of engineering solutions; Rapid7, a security data and analytics solutions provider; Seagate Technology PLC, a data storage company

•   Prior Public Company Board Memberships in Past Five Years: Brocade Communications Systems, Inc., a technology company specializing in data and storage networking products

Experience, qualifications, attributes or skills supporting directorship

•   Over 35 years of financial management experience in the high technology industry

•   Deep experience with compliance and enterprise risk management

•   Audit committee chair experience

•   Significant mergers and acquisitions experience

•   Membership on boards of other public companies

Jean-Luc Butel Age: 64 Director Since: 2017 Independent Occupation: Former Public Company Executive
Principal occupation, business experience and directorships

•   Positions at Baxter International, a health care company providing a portfolio of renal and hospital products:

•   President, International (January 2015—June 2015)

•   Corporate Officer, Operating Committee Member, Corporate Vice President and President, International (February 2012—December 2014)

•   Positions at Medtronic, Inc., a global leader in medical technology:

•   Corporate Officer, Executive Committee Member, Executive Vice President; Group President International (January 2011—January 2012)

•   Corporate Officer, Executive Committee Member, Senior Vice President and President, Medtronic International (May 2008—December 2010)

•   Corporate Officer, Executive Committee Member, Senior Vice President, Medtronic and President, Medtronic Asia Pacific (August 2003—April 2008)

•   Other Senior Management Experience: President, Johnson & Johnson Independence Technology; President, Worldwide Consumer Healthcare, Becton Dickinson

•   Other Current Public Company Board Memberships: Takeda Pharmaceutical Company Limited, a global pharmaceuticals company focused on metabolic disorders, gastroenterology, neurology, inflammation and oncology

•   Prior Public Company Board Memberships in Past Five Years: Biosensors International Group, Ltd., a medical device company specializing in interventional cardiology procedures and critical care technologies

Experience, qualifications, attributes or skills supporting directorship

•   Extensive experience in sales, operations and general management of healthcare companies through his service as an executive of several large U.S. healthcare companies

•   Extensive experience leading international business operations of large U.S. healthcare companies, including in Europe, Asia and North and South America

Regina E. Dugan Age: 57 Director Since: 2013 Independent Occupation: CEO
Principal occupation, business experience and directorships

•   President and Chief Executive Officer, Wellcome Leap, Inc., a nonprofit focused on accelerating innovations in global human health challenges (March 2020—present)

•   Vice President of Engineering, Facebook, Inc., leading Building 8, a team charged with developing and delivering next generation consumer hardware to market (May 2016—January 2018)

•   Vice President of Engineering, Google, Inc., leading the Advanced Technology and Products group, a group charged with breakthrough innovations in mobile computing and accelerating the development of promising technologies to market (February 2014—April 2016)

•   Senior Vice President, Google owned Motorola Mobility LLC, a mobile technology company Google acquired in May 2012 (March 2012— February 2014)

•   Director, Defense Advanced Research Projects Agency (DARPA), a breakthrough product development organization of the U.S. Department of Defense (July 2009—March 2012)

•   Co-Founder,
President and Chief Executive Officer, RedXDefense LLC, a security solutions company (2005—July 2009)

•   Co-Founder,
President and Chief Executive Officer, Dugan Ventures, an investment firm (currently a non-voting
partner) (2001—July 2009)

•   Other Current Public Company Board Memberships: Zynga Inc., a social game developer

•   Prior Public Company Board Memberships in Past Five Years: None

Experience, qualifications, attributes or skills supporting directorship

•   Experience leading DARPA, the principal agency within the U.S. Department of Defense responsible for product development, research, demonstration and fielding of high-risk, high-payoff capabilities

•   Familiarity with defense, security and commercial industries

•   Expertise with a wide range of advanced technologies and demonstrated track record in moving to use new technologies, from sensor systems to big data products

•   Years of experience serving in senior executive positions with responsibilities including fostering innovation and developing strategic business relationships across diverse industries and commercial entities large and small

•   Experience serving on the board of another public company

R. Andrew Eckert Age: 59 Director Since: 2004 Chairman Since: 2014 Independent Occupation: CEO
Principal occupation, business experience and directorships

•   Chief Executive Officer, Zelis, Inc., a financial technology company specializing in healthcare claims and payment solutions (August 2020—Present)

•   Chief Executive Officer, Acelity L.P., Inc., a global advanced wound care company (April 2017—October 2019)

•   Chief Executive Officer, Valence Health, a healthcare solutions company (August 2015—October 2016)

•   Chief Executive Officer, TriZetto Corporation, a healthcare IT solutions firm (March 2014—November 2014)

•   Chief Executive Officer, CRC Health Corporation, a provider of substance abuse treatment and adolescent youth services (January 2011—March 2014)

•   Managing Director, Symphony Technology Group, a private equity firm (October 2009—January 2011)

•   President and Chief Executive Officer, Eclipsys Corporation, a former publicly traded healthcare information management software provider (October 2005—May 2009)

•   Chief Executive Officer, SumTotal Systems, Inc., an enterprise software provider (2004—2005)

•   Chief Executive Officer, Docent Inc., an enterprise software provider that was acquired by SumTotal Systems (2002—2004)

•   Chairman and Chief Executive Officer, ADAC Laboratories, a former publicly traded medical imaging company (1997—2001)

•   Other Current Public Company Board Memberships: Becton, Dickinson and Company, a global medical technology company

•   Prior Public Company Board Memberships in Past Five Years: None

Experience, qualifications, attributes or skills supporting directorship

•   Extensive experience obtained over 15 years serving as an executive officer of several public companies, including a medical imaging company and healthcare information management company

•   Deep knowledge of operational, financial, strategic planning, product development and marketing matters

•   Experience serving on the board of directors of several public companies in the healthcare industry

Phillip G. Febbo Age: 54 Director Since: 2019 Independent Occupation: Public Company Executive
Principal occupation, business experience and directorships

•   Chief Medical Officer, Illumina, Inc. (March 2018—present)

•   Chief Medical Officer, Genomic Health, Inc. (2013—March 2018)

•   Professor of Medicine and Urology at the University of California, San Francisco (UCSF) (2010—2013)

•   Service on the board of directors of the American College of Medical Genetics and Genomics Foundation (2018—2019)

•   Other Current Public Company Board Memberships: None

•   Prior Public Company Board Memberships in Past Five Years: None

Experience, qualifications, attributes or skills supporting directorship

•   Broad experience in medical strategy and managing resources strategically on a global scale across areas like product development, evidence generation, product marketing, and sales, gained from service as the Chief Medical Officer of two genomic health companies

•   Deep knowledge in cancer research, clinical and academic research programs, including through service as the principal investigator of clinical trials funded by National Institute Institutes of Health, Department of Defense, and various industry and non-profit
foundation grants

•   Critical insights in evaluating data of various cancer treatments and leveraging multidisciplinary care to optimize patient outcomes

David J. Illingworth Age: 67 Director Since: 2011 Independent Occupation: Former Public Company CEO
Principal occupation, business experience and directorships

•   Smith & Nephew plc, a medical devices company

•   Chief Executive Officer (July 2007—April 2011)

•   Chief Operating Officer and Division President (2002—July 2007)

•   Other Senior Management Experience: President, XL Vision, Inc.; Chairman and Chief Executive Officer, VidaMed, Inc.; President, Nellcor Puritan Bennett LLC; and Managing Director, Asia/Pacific, GE Medical Systems

•   Other Current Public Company Board Memberships: Domtar, Inc., a manufacturer of fiber-based products

•   Prior Public Company Board Memberships in Past Five Years: None.

Experience, qualifications, attributes or skills supporting directorship

•   In-depth
knowledge of the medical technology industry

•   Extensive experience in sales, operations and general management in the United States, United Kingdom and Asia through his service as an executive of various medical technology companies

•   Service on the board of directors and as a member of the audit committee and the environmental, health, safety and sustainability committee, of another public medical device company

Michelle M. Le Beau Age: 66 Director Since: 2019 Independent Occupation: Professor and Director of an Academic Cancer Center
Principal occupation, business experience and directorships

•   Positions at the University of Chicago:

•   Arthur and Marian Edelstein Professor of Medicine, Section of Hematology/Oncology (1986—present)

•   Director, University of Chicago Medicine Comprehensive Cancer Center (2004—present)

•   Board Member of the University of Chicago Medicine Cancer Council (2012—present)

•   Director, Cancer Cytogenetics Laboratory (1986—present)

•   Other Current Public Company Board Memberships: None

•   Prior Public Company Board Memberships in Past Five Years: None

Experience, qualifications, attributes or skills supporting directorship

•   Extensive experience with cancer research, clinical and research program development, and structure and operation of academic cancer centers

•   Deep knowledge of academic and government cancer research priorities, and opportunities across the cancer research and care continuum

•   Service on (i) numerous scientific advisory boards for academic cancer centers, including advisory boards and working groups for the National Cancer Institute of the U.S. National Institutes of Health, (ii) the board of directors of professional organizations in oncology and cancer research (e.g. the American Association for Cancer Research and the American Society of Hematology), and (iii) multiple non-profit
organizations in cancer research, advocacy, outreach and education (e.g. the American Cancer Society)

•   Doctoral degree in Genetics, and board-certified in clinical cytogenetics by the American Board of Medical Genetics and Genomics

•   In-depth
knowledge of the biology and development of human cancers

Dow R. Wilson Age: 62 Director Since: 2012 Occupation: President and CEO of Varian
Principal occupation, business experience and directorships

•   Positions at the Company:

•   President and Chief Executive Officer (September 2012—present)

•   Corporate Executive Vice President and Chief Operating Officer (October 2011—September 2012)

•   Corporate Executive Vice President and President, Oncology Systems (August 2005—September 2011)

•   Corporate Vice President and President, Oncology Systems (January 2005—August 2005)

•   Prior to joining the Company in January 2005, held various senior management positions in and outside of the United States with General Electric Company, a diversified industrial company

•   Other Current Public Company Board Memberships: Agilent Technologies, a research, development and manufacturing company for life science

•   Public Company Board Memberships in Past Five Years: Saba Software, an
e-learning
software provider; Varex Imaging Corporation, a leading independent supplier of medical
X-ray
tubes and image processing solutions

•   U.S. Government Appointments:

•   Presidential appointment to U.S. President’s Advisory Council on Doing Business in Africa (November 2014—January 2019)

•   Appointed to U.S. Department of Commerce’s
US-Brazil
CEO Forum in April 2019

•   Board member of the
US-India
Strategic Partnership Forum, a
non-profit
focused on driving economic growth, job creation, innovation, inclusion, and entrepreneurship in the U.S. and India (2018—present)

Experience, qualifications, attributes or skills supporting directorship

•   Deep knowledge of our business, strategy and technology gained through serving as President of our Oncology Systems business and Chief Operating Officer before becoming our President and Chief Executive Officer

•   Significant knowledge of domestic and international medical and healthcare industries gained from serving in management positions at General Electric

•   Critical insight into operational requirements of a company with worldwide reach, knowledge of corporate and business unit strategies, and operational expertise, each gained from executive management experience at two large, global organizations

•   Experience serving on the board of directors and as lead director of another public company

Delinquent Section 16(a) Reports
Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports, and we must identify in this Form 10K/A those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that each person who at any time during the 2020 fiscal year was a director or an executive officer or held more than 10% of our common stock filed the required reports on time in fiscal year 2020, except for Ms. Kennedy, who filed a late Form 4 on November 20, 2019 to report two stock option exercises and the related sale of the exercised shares on November 15, 2019, and a late Form 4 on August 19, 2020 to report a stock option exercise and the related sale of the exercised shares on August 14, 2020, in each case, pursuant to her Rule
10b5-1
plan.
Code of Conduct
We have adopted a Code of Conduct that applies to all of our executive officers and directors. The Code of Conduct is posted on our website. The Internet address for our website is www.varian.com, and the Code of Conduct may be found as follows:
1. From our main web page, first click “Investors.”
2. Next click on “Governance.”
3. Finally, click on “Code of Conduct” in the drop-down navigation bar.

Please note that information on, or that can be accessed through, our website is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.
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
Audit Committee
The Board has established an Audit Committee, which has the composition and responsibilities described below. A copy of the charter for the Audit Committee can be found on the “Governance” link on the Investors page on our website at
www.varian.com
.
Chair:
Ms. Bruner
Additional Members:
Ms. Ashkenazi, Mr. Butel, Ms. Dugan and Dr. Febbo
Functions
The Audit Committee performs the following principal functions:

•	Oversees our accounting and financial reporting process and audits of financial statements.

•
Assists the Board in oversight and monitoring of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) the independent registered public accounting firm’s qualifications and independence, (iv) the performance of our internal audit function and of the independent registered public accounting firm, and (v) the principal risk exposures facing the corporation that are related to financial statements, legal, regulatory and other similar matters, as well as the corporation’s related mitigation efforts.

•	Prepares the Audit Committee Report included in our proxy statement.

•	Reviews and approves our foreign exchange exposure management policy, including but not limited to entering swaps thereunder and the exemption of swaps from any execution and clearing requirements.

•
Reviewing cybersecurity risks and incidents and any other risks and incidents relevant to our computerized information system controls and security, and discussing if any such risks and incidents should be disclosed in our periodic filings with the SEC.

•	Reports to the Board the results of its monitoring and recommendations.

•	Provides to the Board any additional information and materials as the committee may determine is necessary to make the Board aware of significant financial matters requiring the Board’s attention.
Member Qualifications
Each member of the Audit Committee meets the additional requirements regarding independence for Audit Committee members under the NYSE listing requirements. The Board has determined that Ms. Bruner is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation
S-K
under the Exchange Act based upon her experience as the Chief Financial Officer of Sandisk Corporation between 2004 and 2016 and as the Chief Financial Officer of Palm, Inc. between 1999 and 2004, and her formal education represented by her MBA from the University of Santa Clara. The Board has also determined that Ms. Ashkenazi is an “audit committee financial expert” based upon her experience as the Chief Financial Officer of Lilly Research Labs from 2016 to the present, as the Chief Financial Officer of Lilly Diabetes and Lilly Global Manufacturing Operations from 2015 to 2016, as the Chief Financial Officer of Lilly Oncology from 2013 to 2015, and her formal education represented by her MBA from
Tel-Aviv
University. Additionally, the Board has determined that Mr. Butel, Ms. Dugan and Dr. Febbo are each financially literate.
As of February 2021, Ms. Bruner served on the audit committees of the boards of directors of four public companies, including the Audit Committee of our Board. Our Board determined that Ms. Bruner’s simultaneous service on the audit committees of the boards of directors of four public companies would not impair her ability to effectively serve on our Audit Committee.

Item 11.	Executive Compensation
COMPENSATION OF THE NAMED EXECUTIVE OFFICERS AND DIRECTORS
Executive Summary
Business Overview.
Varian is recognized as a global leader in radiation therapy for cancer, and we are driven by our mission to create a world without fear of cancer. During fiscal year 2020, we expanded our leadership in radiation therapy and made significant progress towards our long-term strategy of transforming into a multi-disciplinary integrated cancer care company.
Additionally, in August 2020, we announced a combination with a subsidiary of Siemens Healthineers Holding I GmbH (“Siemens Healthineers”), a wholly owned subsidiary of Siemens Healthineers AG, in an all-cash
transaction valued at $16.4 billion on a fully diluted basis that will deliver immediate value to our stockholders and which we believe will bring us even closer to realizing our transformative vision of a world without fear of cancer. Under the terms of the merger agreement (“Merger Agreement”), which was approved by our stockholders in October 2020, Varian will become a wholly-owned subsidiary of Siemens Healthineers (the “Merger”), and Siemens Healthineers will acquire all outstanding shares of Varian for $177.50 per share in cash (the “Merger Consideration”). The Merger is expected to close in the first half of calendar year 2021, subject to receipt of specified regulatory approvals and other customary closing conditions.

Global Radiotherapy Leader	Global Leader in Multi-Disciplinary, Integrated Cancer Care Solutions

Impact of
COVID-19
Pandemic.
The impact of the
COVID-19
pandemic on our fiscal year 2020 operations has varied by region, with mixed impacts based on the geographical spread, stage of containment, and recurrence of the pandemic in each region. Our operations in China were impacted first, beginning early in the second quarter of our fiscal year 2020, followed by other parts of our Asia Pacific geography, with our EMEA and Americas geographies experiencing the initial impacts of the pandemic late in the second quarter of our fiscal year 2020. Prior to the pandemic impact, we were trending toward exceeding our fiscal year 2020 annual financial performance targets with our fiscal year 2020 revenues trending higher than the comparable periods for fiscal year 2019. Beginning in the second quarter of fiscal year 2020 and through the end of fiscal year 2020, the pandemic impacted our operating and financial performance as customer capital constraints, customer site readiness and site access challenges impacted timing of orders and revenues. Despite these unprecedented challenges, our focused execution and an unwavering commitment to employee health and safety allowed us to achieve solid performance for fiscal year 2020 and ensure that our customers continued to have uninterrupted access to Varian’s innovative products and solutions.

Key Business Highlights.
In fiscal year 2020, we continued to make progress on our long-term growth and value creation strategy. The continued investments in our strategic enablers combined with our strong financial standing has positioned us to exit the pandemic stronger and continue to extend our global leadership in oncology.

Priorities	FY20 Results
INNOVATE in Radiation Theraphy
•  50%+ share of the global radiation therapy market
•  3% year-over-year growth in linear accelerator installed base (an increase of 221 units), bringing the total to 8,717 units
•  9% of revenue invested in R&D to drive innovation and extend technology leadership
•  510k approval in the US for Ethos and NMPA approval in China for Halcyon 2.0
•  34 Ethos orders and 16 installations across Australia, Denmark, Netherlands, United Kingdom, and the United States
•  4 orders for ProBeam proton therapy systems in the United States and Asia

LEVERAGE artificial intelligence, machine learning, and cloud solutions
•  4% year-over-year growth in software revenue with 5,660+ unique software installations globally
•  Built data lake of 117,000+ patient records
•  60,000+ patients touched on the Noona
®
platform, providing patient-reported outcomes and extending into the life sciences market
•  FDA 510(k) clearance for Eclipse v16.1 treatment planning software for proton therapy

GROW emerging geographies, businesses and technologies
•  Received Investigational Device Exemption (IDE) and initiated preparation for the first-ever clinical trial of Flash Therapy
•  Established direct presence to support customers in Kenya, Turkey, Romania and Bulgaria
•  Launched and shipped new Cryotouch product for Interventional Oncology

IMPROVE operational, financial, and capital efficiency
•  $1.6 billion in accessible liquidity
•  $484 million in cash flow from operations, up 30% year-over-year, including a record $266 million in cash flow from operations in the fourth quarter of FY20, up 126% year-over-year
•  58% of FY20 revenues from software and services, up from 53% in FY19

Our innovation driven culture combined with the anticipated Siemens Healthineers transaction contributed to the growth of our stock price, which has created meaningful stockholder value. As illustrated in the following graph, an investment of $1 at the end of fiscal year 2015 was worth $2.58 at the end of fiscal year 2020, an increase of 158%.

Fiscal Year 2020 Executive Compensation Implications of
COVID-19
and Stockholder Feedback.
Annual Salary.
The Compensation Committee approved annual salary increases to select executives in December 2019 prior to the onset of the pandemic (as described in more detail below under “Fiscal Year 2020 Compensation Program and Pay Decisions”). No salary increase was approved for Mr. Wilson, along with certain other executives, at that time. Subsequently, as part of the Company’s cost savings efforts in response to the pandemic, Mr. Wilson requested and the Compensation Committee approved a 20 percent reduction in Mr. Wilson’s salary for the second half of the calendar year from July 2020 through December 2020. The Compensation Committee also recommended and the Board approved a 20 percent reduction in cash fees paid to all members of Varian’s Board of Directors for the second half of calendar year 2020.
Annual Cash Incentives.
The
COVID-19
pandemic began to impact our business in our second fiscal quarter, starting in China and then expanding to other geographies as the pandemic spread throughout the fiscal quarter. Prior to the pandemic impact, the Company was tracking to an above target payout for our annual incentive plans including a near-maximum payout for our fiscal year 2020 Management Incentive Plan (MIP) for our executives. In response to the pandemic impact, the Compensation Committee adjusted the financial goals for incentive plan participants below the executive level to (i) appropriately incent participants to make necessary changes to operations in response to the pandemic and achieve the highest possible results for the year as a whole and (ii) ensure the incentives for non-executives
were commensurate with their significant contributions in navigating the pandemic. However, the Compensation Committee did not adjust the fiscal year 2020 financial goals for the executive annual cash Management Incentive Plan (MIP). Instead, consistent with allowable adjustments adopted by the Compensation Committee at the time the MIP goals were set, the Compensation Committee exercised its ability to consider the impact of unplanned items when determining the final MIP results. In addition to the results achieved against the financial and strategic goals that were established at the beginning of fiscal year 2020, the Compensation Committee considered the impact of the pandemic on our financial results and the actions taken in response to the
COVID-19
pandemic (as measured by a resiliency scorecard), which were intended to support our customers during these challenging times and improve the position of the Company when it emerges from the pandemic environment. Based on these factors, the Committee determined it was appropriate to cap funding at 100% of target for the financial goals portion of MIP for fiscal year 2020, resulting in individual payouts for our named executive officers (“NEOs”) ranging from 102% to 103% of target after consideration of achievements on individual strategic goals. The section below on Annual Cash Incentives provides more details regarding the fiscal year 2020 senior executive annual incentive payout determination process and outcomes.
Long Term Incentive Compensation.
In response to stockholder feedback, the Compensation Committee refined the Relative TSR Modifier associated with fiscal year 2020 PSU and PSO awards (granted in November 2019) to eliminate the minimum payout feature for top quartile TSR results. Instead, for fiscal year 2020 awards, PSU and PSO payouts will be reduced by 25 percent if
3-year
TSR ranks in the bottom quartile of Business Model peers (below 25th percentile) and increased by 25 percent if
3-year
TSR ranks in the top quartile of Business Model peers (above 75th percentile). The Relative TSR Modifier does not apply if Varian’s
3-year
TSR ranks between 25th and 75
th
percentiles.
The Compensation Committee determined the total target value and mix of equity awards for each NEO’s fiscal year 2020 ongoing equity grants at its regularly scheduled meeting in November 2019, prior to the onset of the
COVID-19
pandemic. In addition, in August 2020, the Compensation Committee approved a new hire grant for Mr. Hutchinson as part of his new hire package and a one-time
retention grant for Mr. Toth as an incentive to remain with the company and in recognition of the criticality of his skills, knowledge and contributions to the long-term success of Varian. These grants were made in the form of RSUs, consistent with the form of award for all other August 2020 grant recipients and with the agreed upon terms with Siemens Healthineers for grants made subsequent to the execution of the Merger Agreement. See section below on Long-Term Incentives for more details.

Impact of Merger.
Siemens Healthineers will not assume Varian’s outstanding equity awards in connection with the Merger. As a result, in accordance with the terms of our stockholder approved Fifth Amended and Restated 2005 Stock Plan (“2005 Stock Plan”) and the Merger Agreement:

•
For awards granted during or prior to fiscal year 2020, all stock option and other stock-based awards granted under the plan (including those held by our executive officers) that are outstanding immediately prior to the effective time of the Merger will become fully vested and be converted into the right to receive a cash payment equal to the product of (i) the Merger Consideration (less the applicable exercise price for stock options or stock appreciation rights) and (ii) the number of shares subject to the award. For outstanding stock options and stock-based awards that vest in whole or in part based on the achievement of performance goals, the number of options and units that vest will be determined based upon target performance.

•
For awards granted during fiscal year 2021, grants will be made in the form of RSUs (including to our executive officers) and outstanding RSUs will convert at the effective time of the Merger to the right to a cash award payable based on the original vesting schedule and terms. The cash amount will be equal to the product of the Merger Consideration and the number of shares subject to the award.

In addition, in connection with the Merger, the Compensation Committee approved amended and restated Change in Control Agreements with certain executives, the material terms of which are described in detail below in “Other Elements of Executive Compensation-Change in Control Agreements.”
Continued alignment of pay strategy with Company performance.
In fiscal year 2020:

•	90% of our CEO’s total target compensation opportunity was performance-based, with 100% of his long-term incentive (equity) awards subject to performance-based vesting.

•
79% of our other Named Executive Officers’ total target compensation opportunity was performance-based for our NEOs who served as executive officers for the entire year, with 60% of their regular long-term incentive (equity) awards subject to performance-based vesting. (Excludes a one-time
retention award granted to Mr. Toth in August 2020.)

Say on Pay Vote History and Stockholder Engagement
Our Board and management are committed to maintaining sound and effective compensation and governance programs, with policies and programs reflecting leading practices and geared to building value for the Company’s stockholders. We have ongoing discussions with our stockholders to understand their perspectives and to communicate on a variety of corporate governance topics, including executive compensation practices. At our 2020 Annual Meeting of Stockholders, 92.4% of votes cast (for and against) were in favor of the advisory vote to approve executive compensation. Since the implementation of the
Say-On-Pay
stockholder advisory vote on the compensation of our named executive officers beginning at our 2011 Annual Meeting of stockholders, support from our stockholders for our executive compensation program and practices has averaged 93.6% of votes cast (for and against).
In evaluating and approving our compensation program for fiscal year 2020, the Compensation Committee was mindful of the high level of support our stockholders expressed for the Company’s executive compensation philosophy and practices. The Compensation Committee continued to apply similar principles and philosophy as in the prior fiscal year in determining executive compensation. The Committee and management also considered feedback received by stockholders. Consistent with stockholder feedback, for fiscal year 2020 PSU and PSO awards, we refined the TSR modifier, among other things, to eliminate the provision specifying a minimum payout for top quartile relative TSR results.
Executive Compensation Practices Highlights
A set of practices strengthen the alignment of our compensation program with our stockholders’ interests:

What We Do:	What We DON’T Do:

✓  Independent Compensation Committee

✓  Independent compensation advisor

✓  NEOs employed “at will”

✓  Robust CEO & NEO stock ownership guidelines

✓  Clawback policy that applies to our annual cash incentive plan and equity incentive plan

✓  Annual compensation review and risk assessment

✓  Annual stockholder “say on pay” vote

✓  Award 100% of CEO and 60% of other NEO long-term incentive value in performance-vested equity awards

✓  Place caps on maximum payouts from our annual cash incentive plan and our PSU/PSO plans

✓  Require revenue growth to earn a payout for PSU and PSO awards

✓  Solicit detailed feedback regarding our compensation practices from stockholders throughout the year

✓  Annual review of succession plan

✗  Target pay to any specified percentile of market

✗  NEO employment contracts

✗  Permit directors and executive officers to engage in common stock margining, pledging or hedging

✗  Permit executive officers to sell Company stock without a
10b5-1
trading plan

✗  Excessive NEO perquisites

✗  Reprice and repurchase options without stockholder approval

✗  Excessive pension/supplemental NEO retirement plan payouts

✗  Single trigger acceleration of equity vesting or change in control payments

✗  Change in control severance payments without involuntary job loss or substantial diminution of duties

Philosophy of Our Executive Compensation Program
The Compensation Committee believes that attracting, motivating and retaining a diverse team of high-performing executives with strong thought leadership, industry and subject matter expertise is critical to advancing the interests of stockholders. To promote these objectives, the Compensation Committee is guided by the following principles in developing our executive compensation program and in making pay decisions:

•
Attraction and Retention of Key Talent.
The pay program should enable the company to attract and retain individuals with the background, experience, and talent required to lead the development and successful implementation of the Company’s business strategy.

•
Performance-Driven Compensation.
A high proportion of total compensation should be at risk and subject to achievement of annual and long-term operating and strategic goals that deliver long-term value creation for both customers and stockholders.

•	Stockholder Alignment . Long-term incentives should be awarded in Company stock to increase the alignment of executive interests with those of stockholders.

•	Appropriately Balance Short- and Long-term Performance Orientation. The mix of incentives should place emphasis on achievement of long-term sustainable growth and profitability.

•
Total Compensation Context.
Pay decisions should be made in the context of total compensation relative to pay practices of competitors for key talent and in consideration of individual performance, experience, knowledge, and internal parity among peers.

The Compensation Committee regularly assesses the program to ensure it is aligned with the Company’s evolving business strategy and is effective in supporting its talent needs.

Program Overview
This Compensation Discussion and Analysis focuses on the following executive officers who were our named executive officers, or NEOs, in fiscal year 2020:

Name	Title
Dow R. Wilson	Chief Executive Officer
Kolleen T. Kennedy	President, Proton Solutions and Chief Growth Officer
J. Michael Bruff.	Chief Financial Officer
Christopher A. Toth (1)	President and Chief Operating Officer
Michael Hutchinson	Senior Vice President, Chief Legal Officer
Gary E. Bischoping, Jr. (2)	Former President, Interventional Oncology Solutions and Former Chief Financial Officer

(1)	Mr. Toth was promoted from President, Varian Oncology Systems to President and Chief Operating Officer, effective October 5, 2020 with the start of our fiscal year 2021.
(2)	Mr. Bischoping resigned in March 2020.
Each program component and the rationale for it are highlighted below:

Component	Purpose and Role

Base salary
•  Provide a market competitive, fixed level of cash compensation to attract and retain talented and skilled executives

•  Recognize sustained performance, capabilities, job scope, experience, and internal pay equity

Annual cash incentives (Management Incentive Plan, “MIP”)	• Motivate and reward achievement of annual financial results that drive stockholder value • Reward achievement of strategic goals that provide the foundation for future growth and profitability

Performance Share Units (“PSU s ”)
•  Reward achievement of
3-year
financial goals and TSR relative to peers

•  Encourage long-term stock price growth and executive retention through
3-year
cliff vesting and TSR metric

•  Align executives’ interests with stockholders’ interests through use of performance-based equity awards

Performance Stock Options (“PSOs”)
•  Reward achievement of
3-year
financial goals and TSR relative to peers

•  Encourage long-term stock price growth and executive retention through
3-year
cliff vesting, a TSR metric and a seven-year term to exercise the options

•  Provide leveraged gains aligned with stockholders through use of performance-based awards and a vehicle that ties gains to increases in stock price

Restricted Stock Units (“RSU s ”)	• Encourage stock price growth and executive retention through time-based vesting over three years • Align executives’ interests with stockholders’ interests through use of equity awards

Time-Based Stock Options (“Options”)
•  Encourage stock price growth and executive retention through time-based vesting over three years and a seven-year period to exercise the options

•  Provide leveraged gains aligned with stockholders’ interests through use of an award that bases gains on increases in the stock price

Executive benefits and perquisites
•  Provide the same health, welfare and 401(k) benefits as other employees

•  Provide a competitive benefit by allowing executives to defer compensation through a non-qualified
deferred compensation plan

•  Facilitate executive health and focus on our business by providing reimbursement for annual physical exams and financial counseling

•  Encourage support of the communities in which we operate by matching charitable donations (available to all employees)

Executive change-in-control agreements
•  Provide reasonable compensation to executive officers who leave our company under certain circumstances to facilitate their transition to new employment

•  “Double-trigger” provisions encourage executive retention in the event of a change of control

•  Require a departing executive officer to sign a separation and release agreement as a condition to receiving post-employment compensation payments or benefits, to mitigate any potential employer liability and avoid future disputes or litigation

How We Make Compensation Decisions
Role of the Compensation and Leadership Development Committee.
The Compensation Committee oversees the development and administration of our executive compensation program, including the underlying philosophy, plans, and related policies. The Committee’s responsibilities and process for determining the compensation of our senior executives includes the following:

•
Risk.
Annually review the risks and rewards associated with the Company’s compensation programs. Ensure that the program includes plan design features that mitigate risk without diminishing the incentive nature of the compensation, and encourages and rewards prudent business judgment and appropriate risk-taking over the short term and the long term.

•
Annual Program Assessment
. Assess the program to ensure that it is well aligned with the Company’s evolving business strategy and is effective in supporting its talent needs. Solicit recommendations for changes from management and our compensation consultant as appropriate. Determine the specific plan designs to be used for the year.

•
CEO Compensation and Performance Goals
. Annually review and approve corporate goals and objectives relevant to the CEO’s compensation; develop the process for evaluating the CEO’s performance; and establish a proposal for CEO compensation based on an evaluation of the CEO’s performance in light of the foregoing corporate goals and objectives and after discussions with the independent directors of the Board and the Committee’s independent advisors.

•	Compensation of Other Executives . Review, discuss, modify and approve, as appropriate, compensation recommendations made by the CEO for other NEOs.

•
Considerations in Making Compensation Decisions
. Consider, among other factors: the Company’s overall performance, stockholder return, the performance of the Company’s business segments, the achievement of specific corporate goals and objectives that the Committee established, the achievement of any specific individual goals that have been assigned, individual performance on job duties, executive succession plans, compensation previously provided, compensation of other executives of the Company, and competitive compensation levels. Confer with the independent directors of the Board and consider, as appropriate, views expressed by stockholders on executive compensation matters, including results of stockholder advisory votes on executive compensation.

•
Peer Groups.
Review and establish annually the Company’s comparator/peer group for use in assessing the competitive range of compensation provided to individuals in similar positions at comparable companies. Review and establish annually the Company’s comparator/peer group for use in assessing total stockholder return relative to business model peers. See additional information on the fiscal year 2020 compensation peer group in “Peer Group and Market Analysis” below and on the 2020 business model peer group in “Relative TSR Modifier” below.

•
General Advice to the Board
. Review management and compensation matters having major implications to the long-range development of the Company including plans for succession of the CEO and other executive officers and corporate officers.

•	Compensation Consultant . Engage an independent advisor and meet with its advisor, as needed, in the Committee’s sole discretion.
Role of Executive Officers
. The CEO makes recommendations to the Committee as requested on plan design, financial and strategic performance goals, performance and compensation recommendations for other NEOs, and management transitions and succession.
Role of the Compensation Consultant.
The Compensation Committee retained Pay Governance LLC, a nationally-recognized independent compensation consulting firm, to assist in performing its duties. Pay Governance does not provide other services to the Company or the Company’s management. In fiscal year 2020, Pay Governance advised the Compensation Committee with respect to compensation trends and best practices, competitive pay levels, promotion pay practices, equity grant practices and competitive levels, annual and long-term incentive design, peer group benchmarking, incentive plan design, compensation program risk, non-employee
director compensation, and the Compensation and Discussion Analysis disclosure contained in our Form
10-K/A
filed with the SEC on February 1, 2021.
Independence of the Compensation Consultant.
The Compensation Committee has determined that Pay Governance is independent, and the services provided by Pay Governance during fiscal year 2020 did not raise any conflict of interests. In reaching these conclusions, the Compensation Committee considered the factors set forth in Rule
10C-1
of the Exchange Act and applicable listing standards.
Considerations in Setting Executive Compensation.
Generally, in determining base salary, target annual incentives and long-term equity awards, the Compensation Committee considers several factors including, but not limited to the executive’s:

•	role including the scope and complexity of responsibilities;

•	experience and capabilities;

•	contributions or responsibilities beyond the typical scope of the role;

•	individual performance;

•	internal comparisons; and

•	competitive compensation opportunities as reflected in compensation provided by our peers and other competitors for similar executive talent.
Compensation Peer Group and Market Analysis.
The Compensation Committee uses a compensation peer group to monitor the compensation practices of our primary competitors for executive talent. The Compensation Committee’s compensation consultant reviews the companies in the peer group annually and proposes changes in response to mergers and acquisitions, significant movements in revenues or market capitalization, and revised business strategies. In light of the company’s long-term strategy to transform into a multi-disciplinary integrated cancer care company, we now compete with a broader market for executive talent and have expanded our compensation peer group to include competitors in biotechnology, healthcare technology and pharmaceutical industries including companies who produce alternative healthcare therapies or healthcare-related software. The Committee used the following general criteria to identify potential peers to inform recommendations for fiscal year 2020 compensation:

•	U.S. publicly traded companies from the Healthcare Equipment, Healthcare Supplies, Healthcare Technology, Life Sciences Tools & Services, and Biotechnology industries

•	Companies in a relevant range around Varian’s revenues and market-capitalization

•
Companies with similar business characteristics and comparable talent requirements, such as complex medical or related electronic devices, alternative healthcare therapies or healthcare-related software, significant
non-U.S.
revenues, and employee headcount generally in a reasonable range around Varian’s headcount

Using this selection criteria, the Compensation Committee approved the addition of two companies to the Peer Group for 2020: Teleflex and The Cooper Companies. These new peers are within a relevant range on all key selection metrics and reflect feedback from proxy advisors. Additionally, the increase from 18 to 20 peers was intended to provide increased stability in our competitive benchmarking over the coming years. Accordingly, our Peer Group for fiscal year 2020 compensation decisions was comprised of the following 20 companies that compete in industries that the Compensation Committee believes reflects the competitive market for executive talent with similar skills, experience, capabilities to that required by the Company.

Varian Medical Systems FY 2020 Compensation Peer Group
Healthcare Equipment	Life Sciences Tools & Services	Healthcare Supplies
Boston Scientific	Agilent Technologies	Cooper Companies
Edwards Lifesciences	Bio-Rad Labs	Dentsply Sirona
Hill-Rom Holdings	Bruker Corporation	West Pharmaceutical Services
Hologic	Mettler-Toledo
IDEXX Labs	PerkinElmer	Biotechnology
Intuitive Surgical	Waters Corporation	Alexion Pharmaceuticals
ResMed
Teleflex		Healthcare Technology
Zimmer Biomet Holdings		Cerner Corporation
At the time of their selection, the 20 companies in the fiscal year 2020 Peer Group generally had annual revenue in their most recent trailing four quarters and market capitalization (as of June 15, 2019) in a relevant range around those of the Company.

		Peer Group
Company Scope	Varian	Low	Median	High
Revenue ($M)	$3,031	$1,745	$2,910	$9,937

Market Capitalization ($M)	$11,903	$6,972	$16,461	$57,325
The Compensation Committee does not target pay to a specific percentile of market. It reviews executive pay relative to a competitive range of pay for comparable positions in Peer Group companies and, as appropriate, survey data from Peer Group and other similar companies that compete with the Company for executive talent.

Fiscal Year 2020 Compensation Program and Pay Decisions
Base Salaries.
The Compensation Committee reviews base salaries of our NEOs annually and adjusts salaries in recognition of significant increases in their role including the scope and complexity of responsibilities; growth in experience and capabilities; contributions or responsibilities beyond the typical scope of the role; individual performance; internal comparisons; and competitive compensation opportunities as reflected in compensation provided by our peers and other competitors for similar executive talent. For fiscal year 2020, prior to the onset of the
COVID-19
pandemic, the Compensation Committee increased the base salaries of (i) Mr. Bruff in recognition of the significant increase in the scope of his role following his promotion to Chief Financial Officer and to be competitive with comparable positions at Peer companies and (ii) Mr. Toth in recognition of the expanded scope of his role for fiscal year 2020 with the addition of Cancer Treatment Services International (“CTSI”), which we acquired in May 2019, and his continued high level of performance and contributions. Base salaries for Mr. Wilson, Ms. Kennedy and Mr. Bischoping remained unchanged from fiscal year 2019.
In addition, as part of the Company’s cost savings efforts in response to the pandemic, Mr. Wilson requested and the Compensation Committee approved a 20 percent reduction in Mr. Wilson’s salary for the second half of the calendar year from July 2020 through December 2020. The Compensation Committee also recommended and the Board approved a 20 percent reduction in cash fees paid to all members of Varian’s Board of Directors for the second half of calendar year 2020.

Name	FY2019 Annual Salary (effective December 15, 2018)	FY2020 Annual Salary (effective December 14, 2019) 1	% Increase
Dow R. Wilson	$1,000,000	$1,000,000	0.0%
Kolleen T. Kennedy	$722,140	$722,140	0.0%
J. Michael Bruff	$341,120	$550,000	61.2%
Christopher A. Toth	$525,000	$575,000	9.5%
Michael D. Hutchinson	—	$535,000	—
Gary E. Bischoping	$566,500	$566,500	0.0%

(1)
Salary increase for Mr. Bruff was effective with his promotion on December 1, 2019, and annual salary for Mr. Hutchinson was effective upon his hire date in June 2020. Annual salary for Mr. Wilson reflects his regular annual rate, prior to the temporary 20% reduction for the second half of calendar year 2020.

Annual Cash Incentives.
Our NEOs receive annual cash incentives through our Management Incentive Plan (“
MIP
”), which rewards our executive officers for the achievement of predetermined annual financial and strategic goals. For fiscal year 2020, the Compensation Committee established the following conditions and limits on payments of annual cash incentives:

•
Payment of any cash annual incentives to our NEOs and other eligible executives is conditioned upon achievement of at least $250 million in annual net income, on a non-GAAP
basis, calculated using the Company’s currency rates as of September 2019 and subject to applicable adjustments adopted by the Compensation Committee at the time the MIP goals were set.

•
Total awards paid under the MIP for fiscal year 2020 cannot exceed 8% of fiscal year 2020 EBIT (as defined in the MIP) before incentive compensation. In addition, individual awards payable to each of our NEOs and other eligible executives are capped at the lesser of 200% of target payout or $3,000,000 per individual.

•
The Compensation Committee retained the discretion to reduce each NEO’s maximum dollar award amount set forth above based on the formula below and such other factors determined by the Committee in its sole discretion. Specifically for the fiscal year 2020 Financial Results component, in addition to considering economic profit results (both pre-pandemic
and post-pandemic), the Committee also considered the approved funding for non-MIP
annual incentive plan participants below the executive level, which was based on second half operating earnings results and other resiliency goals related to navigating the pandemic impact, and capped payouts for the Financial Results component at 100% of target.

•	Target Awards
The Compensation Committee sets individual target incentive opportunities for participants in the MIP, expressed as a percentage of each participant’s annual salary rate, using the same criteria as described above for base salary. The target incentive opportunities are reviewed by the Compensation Committee each year. Mr. Bruff’s target incentive percentage was increased from 50% to 75% effective December 2019 in recognition of his promotion to Chief Financial Officer. No other target incentive percentages were increased for fiscal year 2020.

Name	Annual Salary	MIP Target 1		MIP Maximum 1
		% of Salary	Amount	% of Salary	Amount
Dow R. Wilson	$1,000,000	125%	$1,250,000	250%	$2,500,000
Kolleen T. Kennedy	$722,140	90%	$649,926	180%	$1,299,852
J. Michael Bruff	$550,000	75%	$412,500	150%	$825,000
Christopher A. Toth	$575,000	75%	$431,250	150%	$862,500
Michael D. Hutchinson	$535,000	75%	$401,250	150%	$802,500
Gary E. Bischoping 2	$566,500	75%	$424,875	150%	$849,750

(1)	Amounts reflect annualized targets. Actual MIP payouts are prorated based on new hire, promotion and termination dates during the fiscal year.
(2)	Mr. Bischoping was not eligible for a fiscal year 2020 bonus payment as his employment terminated prior to fiscal year end.

•	Financial Performance
Due to the disruption in the global economy and Varian’s business as a result of the
COVID-19
pandemic and consistent with allowable adjustments adopted by the Compensation Committee at the time the MIP goals were set, the Committee exercised its ability to consider the impact of unplanned items in determining reasonable and appropriate incentive payouts. In fiscal year 2020, 80% of MIP awards were based on a Financial Results component, which the Committee determined in their discretion after reviewing all relevant facts, including in particular:

•	Economic profit results, both pre-pandemic and post-pandemic, relative to goals set by the Committee at the beginning of fiscal year 2020

•	Broad-based bonus plan results for participants below the executive level including:

•	Second half Operating Earnings results relative to the second half forecast

•	Resilience results relative to existing goals and additional Company goals approved by the Committee after the onset of the COVID-19 pandemic
Economic Profit Metric.
At the beginning of fiscal year 2020, the Committee again selected an economic profit metric as the fiscal year 2020 financial performance measure. Varian’s economic profit is calculated from the Company’s audited financial results, as illustrated below:
Economic Profit Calculation

	Adjusted Gross Cash Earnings	- - -Minus- - -		Capital Charge on Gross Operating Assets

+	Operating Earnings		+	Long-term Assets (2)
+	Research & Development Expense		+	Other Assets & Liabilities
+	Depreciation & Amortization Expense		+	Capitalized R&D
+	Impairments Expense & Other Adjustments (1)		+	Unusual & One-Time (3)
= -	Pre-tax Gross Cash Earnings Taxes (14%)		= x	Gross Operating Assets (GOA) 8% Required Rate of Return
=	Gross Cash Earnings (GCE)		=	Capital Charge

(1)	Impairments, restructuring, reserves and currency adjustments
(2)	Net working capital, gross PP&E, goodwill and intangibles
(3)	Unusual and one-time items such as accounting and tax rule changes, legal restructuring and impairments
GCE includes
add-backs
for R&D expense and depreciation and amortization. GOA includes capitalized R&D, net working capital (such as inventory and accounts receivable), and other gross operating assets (such as property, plant and equipment). Cumulative R&D spending over the prior eight years (approximating our product life cycles) is treated as an asset on which management must earn a return above the cost of capital. Cost of capital is also charged on gross and not depreciated operating assets to avoid an artificial upward drift in economic profit which would occur if these assets were depreciating away.
The fiscal year 2020 MIP economic profit payout schedule and results are set out in the following table. The target of $419 million was set at the beginning of the year based on (a) our fiscal year 2019 economic profit of $453 million, and (b) adjusted down by $34 million for goodwill and intangibles, Proton therapy impairment, foreign currency exchange and the Company sale of its shares in Augmenix, Inc. For fiscal year 2020, the Committee considered both post-pandemic and pre-pandemic
results. Our fiscal year 2020 economic profit, prior to any adjustment due to the impact of the pandemic, was $383 million, which was $37 million above threshold and equated to a calculated payout of 49% of target. Prior to the pandemic, the Company was tracking to an economic profit of $503 million through January 2020, reflecting an economic profit increase of $84 million over the $419 million target and a calculated payout for MIP of 197% of target on a pre-pandemic
basis.

FY 2020 MIP Economic Profit Measure	FY 2020	FY 2020	FY 2020	FY 2020	FY 2020
	Minimum	Target	Maximum	Actual	Pre-Pandemic
Economic Profit ($M)	$346	$419	$506	$383	$503
Increase in Economic Profit Over FY 2019 Adjusted	($73)	$0	$87	($36)	$84
Percentage of Target Payout	0%	100%	200%	49%	197%
The primary difference between
pre-pandemic
and post-pandemic results was a decrease of GCE driven by a reduction in revenues due to customer capital constraints, customer site access and readiness challenges to complete the installation and acceptance of Varian’s products and solutions. The table below compares the actual fiscal year 2020 results with the estimated pre-pandemic
economic profit.

$Millions	Fiscal Year 2020
	Actual	Pre-Pandemic Estimate	Difference
Gross Cash Earnings	708	827	(119)

Gross Operating Assets (4 quarter average)	4,058*	4,054	4
Required Return	8%	8%
Capital Charge	(325)	(324)	(1)

Economic Profit (VVA)	383	503	(120)
FY 2020 Target	419	419
Change in Economic Profit (VVA)	(36)	84

MIP Financial Payout	49%	197%	-148%
* Lease accounting charge decreased FY2020 GOA by $4M
Second Half Operating Earnings and other Resiliency Measures.
In addition to the above, the Committee also considered the factors and funding approved for Varian’s annual cash incentive plans for non-MIP
participants below the executive level. In light of the pandemic impact, the Committee approved funding at 100% of target for these non-MIP
participants taking into account (1) the Company missing its original fiscal year 2020 financial target set at the beginning of the fiscal year prior to the onset of the pandemic, balanced by (2) exceeding the Company’s revised second half operating earnings forecast and (3) exceeding resiliency goals tied to supporting customers, employees, stockholders and the overall Company performance during the pandemic as outlined in the following table.

Category	Criteria	Measures	Key Results	Points	Score (0x to 2x)
Company performance during pandemic	FY20 company goals	Scorecard results covering 7 categories	Met or exceeded goals	10	12
Customers	Customer Satisfaction	Net Promoter Score	NPS improved during pandemic	5	10
	Innovation to deliver services/ products during pandemic	Innovations in online training, remote support in face of COVID	No missed customer shipment, installation or service event in 2H; vast majority of service and training delivered virtually
Employees	Responsiveness to impact of pandemic on workforce	Employee safety, support, resources, and wellness tracking	Employee engagment increased to world class level; including safety, support & wellbeing	5	10
Stockholders	Ensure access to liquidity	Cost savings, net income, working capital	Fiscal year 2020 ending leverage ratio less than 0x with accessible liquidity at >$1.3B	5	10
	Effectiveness in striking Siemens Healthineers’ deal & progressing towards closing	Deal price, multiple & stockholder approval	One of largest all cash multiple in medtech industry with >98% stockholder approval + ability to accelerate strategy
Total				25	42
Financial Payout Results.
The Committee considered the above factors, including that (i) actual economic profit results prior to any adjustment for the pandemic impact were at 49%, (ii) results were tracking to 197% payout through the early part of the fiscal year prior to the pandemic impact, and (iii) the Company exceeded both its revised second half forecast for operating earnings and the resiliency goals related to supporting its customers, employees and stockholders through the pandemic. Based on an evaluation of the above factors, the Committee determined it was appropriate to cap the payout for the Financial Results portion at target and approved funding at 100% of target for the Financial Results portion of MIP for fiscal year 2020.

•	Individual Strategic Goals
Because we believe that achieving key elements of our business strategy is important to driving sustainable growth and value creation, we based the remaining 20% of the fiscal year 2020 MIP target award opportunity on individual, strategic goals. The goals for fiscal year 2020 were tied to our five strategic business priorities plus another two priorities added mid-year
as a result of the
COVID-19
pandemic and the announced Merger with Siemens Healthineers:

•	Grow our core radiation therapy business

•	Build software capacity and data capability

•	Expand to new markets

•	Delight customers & patients

•	Inspire people

•	Manage the COVID-19 pandemic impact, balancing needs of our customers, employees and stockholders

•	Execute on the Merger with Siemens Healthineers
The Compensation Committee evaluated Mr. Wilson’s performance and determined the portion of his award that was based on achieving these goals in its sole discretion. The Compensation Committee reviewed their recommendation for Mr. Wilson with the other independent directors. For the other NEOs, Mr. Wilson submitted recommendations with respect to each of the other NEOs, and the final determination of awards was made by the Compensation Committee.
The weighting of each goal category and the Compensation Committee’s score for results are summarized in the following table:

Name		Grow Core RT Business	Build Software Capacity & Data Capability	Expand to New Markets	Delight Customers & Patients	Inspire People	Manage COVID-19 Impact	Execute Merger w/ Siemens Heatlhineers	Total
Dow R. Wilson	Weight	20%		15%		25%	40%		100%
	Score	25%		15%		25%	50%		115%
Kolleen T. Kennedy	Weight	30%		50%	10%	10%			100%
	Score	35%		60%	10%	5%			110%
J. Michael Bruff	Weight					60%	40%		100%
	Score					65%	45%		110%
Christopher A. Toth	Weight	25%	10%	35%	10%	20%			100%
	Score	30%	10%	40%	10%	25%			115%
Miachael D. Hutchinson	Weight	10%		15%		40%	15%	20%	100%
	Score	10%		15%		40%	15%	30%	110%

Performance against strategic goals for NEOs in each category are summarized below:
Mr. Wilson, Chief Executive Officer

Strategic Goal Category	Key Result
Grow Core RT Business	On track for goal of 4.5M patient touches despite pandemic with successful Ethos launch exceeding planned orders/installations and strategic initiatives delivering at or above internal goals.
Expand to New Markets	Integration milestones for CTSI and Interventional Oncology Solutions on track or ahead of schedule with strong retention/attraction of critical talent.
Inspire People	Fostered increase in employee engagement and diversity, inclusion and belonging, achieving engagement scores in line with top tier companies. Built leadership bench strength and executed internal succession plans for several key senior leadership roles in support of our long-term strategy of transforming into a multi-disciplinary integrated cancer care company.
Manage COVID-19 Impact	Successfully balanced interests of customers, employees and stockholders, sustaining high employee engagement and safety, and increasing customer net promoter score in the midst of the pandemic.
Execute on Merger with Siemens Healthineers	Signed all-cash deal valued at $16.4 billion and on track for anticipated close and integration planning.
Ms. Kennedy, President, Proton Solutions and Chief Growth Officer

Strategic Goal Category	Key Result
Grow Core RT Business	Enabled first human treatment on ProBeam with Flash.
Expand to New Markets	Prepared Cardiac RadioAblation multi-institutional clinical trial plan, and achieved acquisition integration milestones for CTSI, Humediq, Interventional Solutions and Noona.
Delight Customers & Patients	Ensured successful launch of installed base and service management tools to better support our customers.
Inspire People	Expanded relationships and fostered high performing, collaborative executive leadership team.
Mr. Bruff, Senior Vice President, Chief Financial Officer

Strategic Goal Category	Key Result
Inspire People	Built capability and scalability within Finance and IT functions through shared service migrations, functional reorganizations, launch of new financial planning and treasury management tools, stabilization of human capital management and payroll systems, and enhanced process and internal controls. Improved engagement and barriers to execution scores.
Manage COVID-19 Impact	Exceeded cash flow and liquidity targets, enhanced forecasting accuracy and executed on cost savings measures to ensure continued financial health of the business while navigating the pandemic impact.
Mr. Toth, President, Oncology Systems

Strategic Goal Category	Key Result
Grow Core RT Business	Exceeded revised profitability and inventory goals with sales and operations and cash flow from operations above forecast.
Build Software & Data Capability	Leveraged cross organization collaboration to expand global reach and accelerate tech enabled services strategies, including key product launch and expansion of CTSI services business.
Expand to New Markets	Achieved acquisition integration milestones for CTSI, with business continuing to outperform. AOI site expansion on target providing additional locations of care in India. Established Oncology as a Service (OaaS) program framework.
Delight Customers & Patients	Increased net promoter scores. Launched Unity 2.0 for field service representatives with user adoption increased from 47% in 2018 to 86% in 2020. B2E score greatly exceeded target.
Inspire People	Built leadership bench strength and enhanced leadership development to prepare leaders to scale with our continued business growth. Increased engagement survey scores related to leadership and diversity, inclusion and belonging. Continued to build external leadership network focused on driving transformational change.
Mr. Hutchinson, Senior Vice President, Chief Legal Officer

Strategic Goal Category	Key Result
Grow Core RT Business	Established protocols for handling customer inquiries and requests relating to potential solvency impacts from COVID-19.
Expand to New Markets	Filed new patent applications of strategic importance. Developed and enhanced intellectual property strategies for Noona, cryo and migrate-to-cloud
initiatives. Assist business with enablement and commercialization of new features for customers in support of new market expansion and also in response to
COVID-19-related
needs.
Inspire People	Updated Company sustainability targets related to energy, greenhouse gases and water. In partnership with human resources, enhanced processes and education related to performance improvement and employee relations.
Manage COVID-19 Impact	Helped establish COVID-19 response initiatives to ensure the health and safety of our employees and the customers they support while ensuring appropriate data privacy.
Execute on Merger with Siemens Healthineers	Helped lead process and negotiations of the Merger with Siemens Healthineers, an all-cash
deal valued at $16.4 billion and ensure transaction is on track for anticipated close and integration planning.

•	Calculation of Fiscal Year 2020 MIP Payouts
The final fiscal year 2020 MIP awards for our NEOs were calculated as indicated in the following table. The Compensation Committee used discretion in determining the Financial payout percentage in light of the pandemic impact (as described above) and in rating performance on individual strategic goals.

Name	MIP Target (1)	Financial		Individual Strategic		Total % Payout	MIP Award
		Weight	% Payout	Weight	% Payout
Dow R. Wilson	$1,250,000	80%	100%	20%	115.0%	103.0%	$1,287,500
Kolleen T. Kennedy	$649,926	80%	100%	20%	110.0%	102.0%	$662,925
J. Michael Bruff	$388,780	80%	100%	20%	110.0%	102.0%	$396,556
Christopher A. Toth	$431,250	80%	100%	20%	115.0%	103.0%	$444,188
Michael D. Hutchinson	$134,111	80%	100%	20%	110.0%	102.0%	$136,793

(1)
MIP targets are prorated for fiscal year 2020 to reflect December 2019 promotion for Mr. Bruff and June 2020 hire date for Mr. Hutchinson. In addition, Mr. Bischoping was not eligible for a fiscal year 2020 bonus payment as his employment terminated prior to fiscal year end.

Long-term Incentives.
We provide equity-based long-term incentives to our executives to incent long-term sustainable value creation and to align their interests with our stockholders. The Compensation Committee approves long-term incentive grant values for each executive in consideration of various factors, including the impact of his or her role to our long-term success, individual performance, and competitive pay practices.

•	Grant Types and Mix. For fiscal year 2020, the Compensation Committee continued to grant equity value in the following mix of long-term equity incentives for ongoing awards:

Executive	Performance Stock Options (PSOs)	Performance Share Units (PSUs)	Stock Options (SO)	Restricted Stock Units (RSUs)

CEO	60%	40%
Other NEOs		60%	20%	20%
The Compensation Committee determined the total target value of each NEO’s fiscal year 2020 ongoing equity grants prior to the onset of the
COVID-19
pandemic at its regularly scheduled meeting in November 2019. Consistent with its past practice, the Committee granted PSUs and PSOs at that time and later granted stock options and RSUs at the Committee’s regularly scheduled meeting in February 2020, which aligned with the grant timing for similar awards to other employees below senior management.

•
The number of Mr. Wilson’s target PSOs was determined by dividing the intended target PSO grant value by the fair value of a PSO on the grant date, which was equal to (i) the Black-Scholes value per share on the date of grant adjusted by (ii) the grant date fair value of the contingent market condition as determined using Monte Carlo simulation.

•
The number of target PSUs for each NEO was determined by dividing the intended target PSU grant value by the fair value of a PSU on the grant date, which was equal to (i) the closing stock price on the date of grant adjusted by (ii) the grant date fair value of the contingent market condition as determined using Monte Carlo simulation.

•
The number of stock options for each NEO (other than Mr. Wilson who was not granted any time-based stock options) was determined by dividing the intended target grant value of the NEO’s stock options by the Black-Scholes value per share on the date of grant.

•
The number of RSUs for each NEO (other than Mr. Wilson who was not granted any RSUs) was determined by dividing the intended target grant value of the NEO’s RSUs by the closing stock price on the date of grant.

In addition, in August 2020, the Compensation Committee approved a new hire grant for Mr. Hutchinson as part of his new hire package and a one-time
retention grant for Mr. Toth as an incentive to remain with the Company and in recognition of the criticality of his skills, knowledge and contributions to the long-term success of Varian. These grants were made in the form of RSUs, consistent with the form of award for all other August 2020 grant recipients and with the agreed upon terms with Siemens Healthineers for grants made subsequent to the execution of the Merger Agreement.

Name	Performance Options (1)			Performance Share Units			Stock Options		Restricted Stock Units		Target Value of FY 2020 Awards
	Target Value	Target PSOs	Maximum PSOs	Target Value	Target PSUs	Maximum PSUs	Grant Value	Stock Options	Grant Value	RSUs

Dow R. Wilson	$4,500,000	130,095	260,190	$3,000,000	20,763	41,526					$7,500,000
Kolleen T. Kennedy				$1,260,000	8,859	17,718	$420,000	14,122	$420,000	2,859	$2,100,000
J. Michael Bruff				$900,000	6,328	12,656	$300,000	10,087	$300,000	2,042	$1,500,000
Christopher A. Toth (2)				$1,200,000	8,437	16,874	$400,000	13,450	$2,400,000	14,317	$4,000,000
Michael D. Hutchinson				$—	—	—	$—	—	$1,900,000	11,014	$1,900,000
Gary E. Bischoping (3)				$930,000	6,539	13,078	$310,000	10,424	$310,000	2,110	$1,550,000

(1)	The PSOs granted to Mr. Wilson have a seven-year term and an exercise price equal to the Company’s closing stock price on the date of grant.
(2)	The RSUs granted to Mr. Toth are comprised of (i) an ongoing grant of 2,723 RSUs with a target value of $400,000 and (ii) a retention grant of 11,594 RSUs with a target value of $2,000,000.
(3)	Mr. Bischoping resigned in March 2020, and as a result, he forfeited all his unvested PSUs, RSUs and options.

•	Fiscal Year 2020 Performance Share Units (PSUs) and Performance Stock Options (PSOs)
If the Merger with Siemens Healthineers is not consummated, the number of shares earned under the fiscal year 2020 PSUs and PSOs will be calculated as set forth below. (See Vesting of PSUs and PSOs below for details if the Merger is consummated.)

The number of PSUs and PSOs earned will be calculated from the following performance matrix:

	3-Year Revenue Compound Annual Growth Rate

	>0.0%	3.5%	7.0%	10.5%	14.0%

4.0%	100%	133%	167%	200%	200%
2.0%	67%	100%	133%	167%	200%
0.0%	33%	67%	100%	133%	167%
-2.0%	0%	33%	67%	100%	133%
-4.0%	0%	0%	33%	67%	100%
The targets for the payout matrix were established based on the median results of our Business Model Peers, based on modeling over multiple time periods (see Business Model Peer list under the Relative TSR Modifier section below). Consistent with stockholder feedback, beginning with fiscal year 2019 awards and continuing with the fiscal year 2020 awards, we require positive revenue growth in order to receive any payout of PSU and PSO awards. For Revenue CAGR at or below 0% or Change in EBIT as a % of Revenue below
-4%,
PSU/PSO payout is 0%. Payouts for intermediate results are determined by linear interpolation. For the PSU/PSO awards, EBIT is calculated as earnings before reduction for interest and taxes, subject to adjustments adopted by the Compensation Committee at the time the goals were set.
Relative TSR Modifier
In response to stockholder feedback, we refined the Relative TSR Modifier for fiscal year 2020 awards to eliminate the minimum payout feature for top quartile TSR results. Instead, for fiscal year 2020 awards, PSU and PSO payouts will be:

•	Reduced by 25 percent if 3-year TSR ranks below the 25 th percentile of Business Model peers.

•	Increased by 25 percent if 3-year TSR ranks above the 75 th percentile of Business Model peers.

•	Unchanged if 3-year TSR ranks between 25 th and 75 th percentiles of Business Model peers.
The Business Model Peers were selected from companies in the healthcare industry based on ten financial and scope metrics, which include size, growth, margins, returns, reinvestment rates, R&D reinvestment rates, reinvestment effectiveness, asset intensity, economic profit volatility, and TSR. The peers selected were similar to Varian on at least five of the ten criteria. The Compensation Committee believes that the 48 companies in the Business Model Peer Group at fiscal year-end
2020 represent a relevant and sufficiently broad group of companies for the purposes of calibrating the PSU/PSO performance matrix (presented above) and ranking Varian TSR for the Relative TSR Modifier.

Varian’s Business Model Peers
Abbott Laboratories	Hologic, Inc.
AbbVie Inc.	IDEXX Laboratories, Inc.
Agilent Technologies, Inc.	Intuitive Surgical, Inc.
Alexion Pharmaceuticals, Inc.	Ion Beam Applications SA
Allscripts Healthcare Solutions, Inc.	IQVIA Holdings Inc.
Amgen Inc.	Johnson & Johnson
athenahealth, Inc.*	Laboratory Corporation of America Holdings
C.R. Bard *	LifePoint Health, Inc.*
Baxter International Inc.	Medtronic plc
Becton, Dickinson and Company	Merck & Co., Inc.
Biogen Inc.	Mettler-Toledo International Inc.
Bio-Rad Laboratories, Inc.	Mylan N.V.
Boston Scientific Corporation	Patterson Companies, Inc.
Bristol-Myers Squibb Company	PerkinElmer, Inc.
Bruker Corporation	Pfizer Inc.
Cerner Corporation	QIAGEN N.V.
Danaher Corporation	Quest Diagnostics Incorporated
DaVita Inc.	ResMed Inc.
DENTSPLY SIRONA Inc.	Stryker Corporation
Edwards Lifesciences Corporation	Teleflex Incorporated
Elekta AB (publ)	Tenet Healthcare Corp.
Endo International plc	The Cooper Companies, Inc.
Envision Healthcare Corporation *	Universal Health Services, Inc.
HCA Holdings, Inc.	Waters Corporation
Henry Schein, Inc.	West Pharmaceutical Services, Inc.
Hill-Rom Holdings, Inc.	Zoetis Inc.

*	Approved by the Committee but removed after being acquired or taken private during fiscal year 2018 to 2020.
Vesting of PSUs and PSOs
If the Merger is not consummated, all PSUs and PSOs earned will vest at the end of the three-year performance period provided the recipient is employed by the Company throughout the performance period, except in cases involving retirement, death, disability, a qualified termination that occurs in connection with a change in control, or if the award is not assumed in connection with certain corporate transactions.
If the Merger is consummated, because the awards are not being assumed, each PSO and PSU that is outstanding immediately prior to the effective time of the Merger will become fully vested, based on the target number of PSOs/PSUs, and be converted into the right to receive a cash payment equal to the product of (i) the Merger Consideration (less the applicable exercise price in the case of PSOs) and (ii) the target number of shares subject to the award. See “Potential Payments Upon Termination or Change in Control” for more information.

•	Settlement of PSUs and PSOs Awarded in Fiscal Year 2018
PSUs and PSOs granted in fiscal year 2018 were subject to attainment of revenue growth and EBIT margin goals with potential modification based on relative TSR results as summarized below. The number of shares earned from the fiscal year 2018 PSU and PSO awards was calculated as follows:

Matrix Results.
The number of PSUs and PSOs earned was calculated from the following performance matrix:

	3-Year Revenue Compound Annual Growth Rate

	0.0%	3.5%	7.0%	10.5%	14.0%

4.0%	100%	133%	167%	200%	200%
2.0%	67%	100%	133%	167%	200%
0.0%	33%	67%	100%	133%	167%
-2.0%	0%	33%	67%	100%	133%
-4.0%	0%	0%	33%	67%	100%
Relative TSR Modifier
The relative TSR modifier for PSUs and PSOs granted in fiscal year 2018 (the “
Relative TSR Modifier
”) provided for maximums and minimums for the number of PSUs and PSOs earned based on Varian’s
3-year
TSR rank relative to its Business Model Peers (see above).

•	A 100% payout maximum when Varian’s 3-year TSR ranks below 25 th percentile

•	A 100% payout minimum when Varian’s 3-year TSR ranks above 75 th percentile

•	The Relative TSR Modifier did not apply if Varian’s 3-year TSR ranked between 25 th and 75 th percentiles
Payout Calculation.
Varian did not make any changes to the performance metrics or final results to offset the pandemic impact, despite the fact that the fiscal year 2018 PSUs/PSOs were trending significantly above target payout over the
3-year
performance period prior to the onset of the
COVID-19
pandemic. The Company’s fiscal year 2018 to 2020 revenue growth and EBIT margin achievements, inclusive of the pandemic impact, resulted in a payout of 73.8% of target. Varian’s fiscal year 2018 to fiscal year 2020 TSR ranked 73 rd
percentile among the Business Model Peers and therefore the TSR Modifier did not apply.
The number of fiscal year 2018 PSUs that were earned by each NEO in 2020 are summarized below:

Name	Award Type	Matrix Payout %	TSR Modifier	Total Payout %	2018 Target Shares	2018 Shares Earned
Dow R. Wilson	PSO	73.8%	-	73.8%	215,716	159,198
Dow R. Wilson	PSU	73.8%	-	73.8%	25,681	18,952
Kolleen T. Kennedy	PSU	73.8%	-	73.8%	11,536	8,513
J. Michael Bruff	PSU	-	-	-	-	-
Christopher A. Toth	PSU	73.8%	-	73.8%	2,594	1,914
Michael D. Hutchinson	PSU	-	-	-	-	-
Gary E. Bischoping	PSU	-	-	-	-	-

•	Stock Options (SOs)
The stock options granted in fiscal year 2020 have an exercise price equal to the Company’s closing stock price on the date of grant and have a seven-year term. The intended grant value was converted into stock options using the Black Scholes value and assumptions described in footnote 5 of the Summary Compensation Table (refer to “Summary Compensation Table” below).
If the Merger is not consummated, the first 33 1/3% of the stock options will vest 12 months from the grant date, and the remainder vest in equal monthly installments during the following
24-month
period. A recipient must be employed by us throughout each vesting date for vesting to occur on such date, except in cases involving retirement, death, disability, a qualified termination that occurs in connection with a change in control, or if the award is not assumed in connection with certain corporate transactions.
If the Merger is consummated, in accordance with the terms of the 2005 Stock Plan and the Merger Agreement, all stock options granted during or prior to fiscal year 2020 that are outstanding immediately prior to the effective time of the Merger will become fully vested and be converted into the right to receive a cash payment equal to the product of (i) the Merger Consideration less the applicable exercise price and (ii) the number of shares subject to the stock option. No stock options are anticipated to be granted in fiscal year 2021. See “Potential Payments Upon Termination or Change in Control” for more information.

•	Restricted Stock Units (RSUs)
If the Merger is not consummated, RSUs granted in fiscal year 2020 will vest and be settled in equal numbers of shares of our common stock on approximately the first, second and third anniversaries of the date of grant. The intended grant value was converted into RSUs using the Company’s closing stock price on the date of grant. As is the case with stock options, a recipient must be employed by us through each vesting date for vesting to occur on such date, except in cases involving retirement (for grants made prior to August 2020), death, disability, or a qualified termination that occurs in connection with a change in control like the Merger.
If the Merger is consummated, in accordance with the terms of the 2005 Stock Plan and the Merger Agreement, RSUs granted during or prior to fiscal year 2020 that are outstanding immediately prior to the effective time of the Merger will become fully vested and be converted into the right to receive a cash payment equal to the product of the Merger Consideration and the number of shares subject to the RSUs. See “Potential Payments Upon Termination or Change in Control” for more information. RSUs granted during fiscal year 2021 will convert at the effective time of the Merger to the right to a cash award equal to the product of the Merger Consideration and the number of shares subject to the RSUs and payable based on the original vesting schedule and terms.

Other Elements of Executive Compensation
Because our philosophy is to emphasize pay for performance, we provide retirement, group benefits and perquisites of relatively minor value to our executives.
401(k) Contributions.
The Company makes matching contributions to the NEO’s contributions to the Company’s 401(k) plan, matched at the same level and subject to the same caps as for all employees.
Deferred Compensation Plan
. We offer a Deferred Compensation Plan (“
DCP
”) to certain employees, including eligible NEOs, under which participants may elect to defer a portion of their base salary and annual performance-based cash bonus. We offer the DCP because we believe it is a competitive element of compensation for eligible participants.
Group Benefits and Perquisites.
Our NEOs are eligible to participate in the same employee benefit plans and on the same basis as all other Company employees. In addition, our NEOs receive limited supplemental benefits and perquisites. During fiscal year 2020, we provided (i) reimbursement to the CEO for financial counseling and reimbursement of up to $6,500 to other NEOs for financial counseling, and (ii) reimbursement of up to $4,000 for an annual executive physical. NEOs may participate in the Company’s charitable giving program, in which the company will match donations dollar for dollar up to a maximum of $10,000 per employee per year. In addition, for employees including NEOs who choose to contribute to the Company’s Political Action Committee, the contribution will be matched with a charity or educational institution contribution, dollar for dollar up to $5,000. Mr. Wilson’s spouse and family members are permitted to ride along on the Company’s leased aircraft when the aircraft is already going to a specific destination for a business purpose, provided there is no more than de minimis
incremental cost.
Pursuant to our policy, the Company does not provide executives tax gross-ups
or reimbursements for any taxable income from these benefits and perquisites, except for tax restoration benefits in connection with the relocation of new executives.
Change in Control Agreements.
We maintain
change-in-control
agreements with 10 executives, including our NEOs, other than Mr. Bischoping. We entered into these agreements to attract and retain highly-qualified executives and to incentivize executives who might be involved in acquisition or merger discussions with another entity to make decisions that are in the best interest of the Company and our stockholders, without being unduly distracted by the impact of such a transaction on their personal situations. These agreements do not factor into our decisions surrounding the executive’s cash and equity compensation.
The
change-in-control
agreements are intended to provide an appropriate level of compensation for a specified time interval for executives who would likely be involved in activities regarding a change in control and are personally at risk for job loss in the event of a change in control. Our change-in-control
agreements are “double-trigger” meaning that to receive benefits under the agreements there must be a change-in-control
event and the executive must either:
(1) Be terminated by us or the successor company without cause within a specified time interval in connection with a change in control, or
(2) Terminate employment for good reason, as defined in the agreements, within a specified time interval in connection with a change in control.
On August 1, 2020, the Company entered into amended and restated
change-in-control
agreements with each covered executive including our NEOs, other than Mr. Bischoping. The material terms of the restated
change-in-control
agreements are generally similar to those of the prior
change-in-control
agreements except that the restated agreements (1) extend the period of severance protection from 18 months following a change in control to 24 months following a change in control; (2) reduce the period of the COBRA benefits continuation of the severance benefits from 24 months following termination to 18 months following termination; (3) revise the definition of good reason; and (4) provide for make-whole payments to indemnify the NEOs for any negative economic impact resulting from the application of the excise tax under Section 4999 of the Internal Revenue Code in connection with the Merger. These revisions resulted from a combination of planned changes identified prior to the Merger discussions as a result of a periodic market review, along with additional refinements in connection with the pending Merger to further ensure management continuity and stability and to ensure that covered executives are incented to make decisions that are in the best interest of the Company and our stockholders, without being unduly distracted by the impact of such a transaction on their personal situation.
In approving the excise tax make-whole payment provision, the Compensation Committee reviewed projections prepared by Company advisors of the expected impact of the excise tax in connection with the Merger, and concluded that the vagaries of the excise tax rules would result in an unintended and inequitably applied personal tax burden that could undermine the intended purpose of the change in control agreements and the change in control provisions of the equity compensation awards. In reaching this determination, the Compensation Committee took into account that the particular terms and timing of the Merger would produce arbitrary results with respect to the imposition of the excise tax. Among other things, the projections indicated that a calendar year 2020 Merger consummation would result in significant excise tax liability for certain covered executives that would fall disproportionately on individuals who were recently hired or promoted. By contrast, a calendar year 2021 consummation would allow opportunities to eliminate the excise tax exposure for the majority of affected executives. As part of its considerations, the Compensation Committee noted that the primary reason for the magnitude of the potential excise tax burden was the vesting of equity awards. These awards have a significant financial value as a result of the substantial price growth achieved for Company stockholders, and the meaningful degree to which such awards are performance-based results in particularly adverse excise tax consequences. The Compensation Committee ultimately determined that it was in the best interests of the Company and would best align stockholder interests and management interests to insulate covered executives from the excise tax, thereby promoting stability and retention and avoiding uncertainty and internal pay inequity.
Because the Merger was not consummated in calendar year 2020, the Company and its executives were in fact able to implement a number of mitigation measures prior to the end of calendar year 2020 that are expected to significantly reduce and, in most cases, eliminate the potential tax reimbursements referenced above in anticipation of the Merger closing in calendar year 2021. It is currently anticipated that the potential tax reimbursements will not exceed $3 million in the aggregate, well below the amounts that might have been necessary upon a calendar year 2020 consummation. Any excise tax reimbursements will solely mitigate the impact of the excise tax; covered executives remain responsible for the underlying income and employment taxes that would have been imposed absent the excise tax. The excise tax reimbursements would apply only to the Merger or to an alternative transaction entered into within 60 days of any termination of the Merger Agreement with Siemens Healthineers. If the Merger does not close, the reimbursement provisions will generally expire 60 days following termination of the Merger Agreement with Siemens Healthineers.
For more information about the agreements as well as a tabular summary of the potential payments that may be made to our NEOs, please refer to “Potential Payments upon Termination or Change in Control.”

Executive Compensation Governance Policies
Stock Ownership Guidelines.
As noted above, a core element of our compensation philosophy is to align the interests of executive officers with those of stockholders by providing appropriate long-term incentives. To further this goal, the Company maintains stock ownership guidelines based on the value of our common stock owned as a multiple of base salary. The guidelines are reviewed annually and revised upward as appropriate to keep pace with competitive and good governance practices. The multiples are set based upon each officer’s position, as set forth below:

Position	Stock Ownership Multiple of Salary
CEO	6x
Next four most highly compensated executive officers	3x
Other corporate officers	2x
The program counts for purposes of stock ownership: shares owned, unvested restricted stock, RSUs, and earned and vested performance share units. Ownership levels are expected to be achieved within the later of: (i) five years of first becoming an officer, (ii) three years of an amendment increasing ownership levels with respect to any increase, or (iii) three years of the date that the new ownership levels apply to such individual due to a change in position or becoming an NEO.
One-third
of the ownership level is expected to be achieved within
two-and-one-half
years after an individual becomes subject to the ownership guidelines. As of the date of this Amendment, all the NEOs met the guidelines or were on track to comply in the relevant timeframe.
Recoupment (or “Clawback”) Policy.
The Board has adopted a formal policy to recover certain incentive payments and equity awards if we are required to restate our financial statements as a result of an executive officer engaging in misconduct or other violations of our Code of Conduct that caused or partially caused the restatement. In the event of a restatement, the Board will review the conduct of the executive officer in relation to the restatement. If the Board determines that an executive officer has engaged in misconduct or other violations of our Code of Conduct, the Board can, in its discretion, take appropriate action, to the extent not prohibited by applicable law, to remedy the misconduct, including, without limitation, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. Such action by the Board would be in addition to any other actions the Board or we may take under our other policies, as modified from time to time, or any actions imposed by law enforcement, regulators or other authorities.
This recoupment policy is incorporated into the provisions of our MIP and Fifth Amended and Restated 2005 Stock Plan. Under our current stock option agreements, if an employee commences employment with a company that competes with us in any of our businesses, we may, in our sole discretion, terminate the stock option agreement, including the vesting of any options or other grants which remain unvested as of the date the employee commences employment with the competitor.
Prohibition on Hedging and Pledging Company Securities and Insider Trading Policy.
The Board has approved a corporate insider trading policy to prohibit executive officers and directors from purchasing Company securities on margin and borrowing against Company securities, holding Company securities in a margin account, borrowing against any account in which Company securities are held, or otherwise pledging Company securities as collateral for a loan. For all other employees subject to the quarterly blackout period under the insider trading policy, which includes business unit general managers, and other employees who have access to, or assist in compiling, company financial data, purchases on margin and the pledging of or borrowing against Company securities are not strictly prohibited, but such activities are strongly discouraged and advance consultation with the Company’s Legal Department is required. The insider trading policy also prohibits executive officers, directors and other employees subject to the quarterly blackout period from engaging in transactions in puts, calls, or other derivative securities on an exchange or in any other organized market and from engaging in any hedging transaction.

Equity Grant Practices.
Under the terms of our equity grant policy, grants of equity awards to employees and consultants will be approved at Compensation Committee meetings that are scheduled in writing by the Company at least six months in advance of the applicable approval date. Such grants will become effective on the date such grants are approved by the Compensation Committee (or on the next trading day following such approval date if the approval date is not a trading day). However, if our trading “blackout” is in effect, any equity awards to be made to executive officers other than in connection with their hire will instead become effective on the second business day (or such shorter period determined by our legal department) following the public release of the corresponding material, non-public
information. If extraordinary circumstances arise such that the Compensation Committee determines it is advisable to grant an equity award that will be approved and/or become effective on a date other than the foregoing, the Compensation Committee may consider and approve such alternative date(s), provided that the grant effective date of such award must occur during an open trading window under the Company’s insider trading policies.
The exercise price of our stock options is the closing price of our common stock on the NYSE on the date of grant. If the date of grant falls on a day upon which the NYSE is closed, then the exercise price is the closing price of our common stock on the next trading date. Our Fifth Amended and Restated 2005 Omnibus Stock Plan explicitly prohibits the repricing and cash-out
of underwater stock options without prior stockholder approval.
Compensation Risk Management.
The Compensation Committee’s annual review and approval of the Company’s compensation philosophy and strategy includes the review of compensation-related risk management. For fiscal year 2020, the Compensation Committee reviewed the Company’s compensation programs for employees and executives, including the annual cash incentive plans and long-term, equity-based incentive awards, and does not believe that such compensation programs create risks that are reasonably likely to have a material adverse effect on the Company.
As part of this review, Pay Governance reviewed our compensation programs and reported that the programs provide an appropriate pay philosophy, peer group, and benchmarking to support business objectives with meaningful risk mitigation, oversight and discretion by the Compensation Committee. Pay Governance also advised that the Company’s executive compensation programs provide an effective balance in cash and equity mix, short- and long-term performance focus, corporate, business unit and individual performance focus, and financial performance measurement that avoids the taking of short-term risks at the expense of long-term stockholder interests. In addition, total target incentive compensation for all employees is a small percentage of total sales and revenue, and incentive opportunities under these plans are capped. Management also retains discretion to reduce incentive amounts.
The Compensation Committee believes that the following risk oversight and compensation design features described in greater detail above in this CD&A safeguard against excessive risk taking:

•	Stock ownership requirements

•	Recoupment policy

•	Prohibitions on executive officers and other employees subject to the quarterly blackout period engaging in any speculative transactions in Company securities, such as hedging

•	Prohibitions on executive officers from pledging Company securities in margin accounts or as collateral for a loan

•	Executive cash incentive payouts and PSU/PSO awards are based on financial performance metrics that drive stockholder value and are capped

•	PSU/PSO awards are also based on multi-year relative TSR goals

•	All equity awards have vesting requirements that align employees’ interests with stockholders

Tax Deductibility.
Section 162(m) of the Internal Revenue Code (“Section 162(m)”) places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee retains the discretion to award and pay compensation that is not deductible as it believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation and to structure a program that we consider to be the most effective in attracting, motivating and retaining key executives.
Compensation and Leadership Development Committee Report
The Compensation Committee of the Board of the Company has reviewed and discussed with management the “Compensation Discussion and Analysis” section of our Annual Report on Form
10-K.
Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form
10-K.
Jean-Luc
Butel (Chair)
Anat Ashkenazi
Jeffrey R. Balser
R. Andrew Eckert
Forward-Looking Statements
The Company has disclosed information, which may be considered forward-looking within the meaning of the U.S. federal securities laws. Forward-looking statements may appear throughout the Compensation Discussion and Analysis and this Amendment. Statements concerning the timing of the Company’s acquisition by Siemens Healthineers, the anticipated impact of the acquisition on our business and compensation arrangements with our NEOs and directors, and any statements using the terms “will,” “believe,” “expect,” “should,” or similar statements are forward-looking statements that involve risks and uncertainties that could cause the Company’s actual results to differ materially from those anticipated. Such risks and uncertainties include the future impact of the
COVID-19
pandemic on our business, including but not limited to, the impact on our workforce, operations, supply chain, demand for our products and services, and our financial results and condition; our ability to successfully manage the challenges associated with the
COVID-19
pandemic; our ability to achieve expected synergies from acquisitions; risks associated with integrating recent acquisitions; global economic conditions and changes to trends for cancer treatment regionally; currency exchange rates and tax rates; the impact of the Tax Cuts and Jobs Act; the impact of the Affordable Health Care for America Act (including excise taxes on medical devices) and any further healthcare reforms (including changes to Medicare and Medicaid), and/or changes in third-party reimbursement levels; recent and potential future tariffs, cross-border trade restrictions or a global trade war; demand for and delays in delivery of the company’s products; the company’s ability to develop, commercialize and deploy new products; the company’s ability to meet Food and Drug Administration (FDA) and other regulatory requirements, regulations or procedures; changes in regulatory environments; risks associated with the company providing financing for the construction and start-up
operations of particle therapy centers, challenges associated with commercializing the company’s Proton Solutions business; challenges to public tender awards and the loss of such awards or other orders; the effect of adverse publicity; the company’s reliance on sole or limited-source suppliers; the company’s ability to maintain or increase margins; the impact of competitive products and pricing; the potential loss of key distributors or key personnel; challenges related to entering into new business lines; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement with Siemens Healthineers; the failure to obtain certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the merger; risks related to disruption of management’s attention from the company’s ongoing business operations due to the merger; the effect of the announcement of the merger on the ability of the company to retain and hire key personnel and maintain relationships with its customers, suppliers, distributors and others with whom it does business, or on its operating results and business generally; the ability to meet expectations regarding the timing and completion of the merger; and the other risks listed from time to time in the company’s filings with the SEC, which by this reference are incorporated herein. For additional information concerning factors that could cause actual results and events to differ materially from those projected herein, please refer to our Form
10-K
for the year ended October 2, 2020 and subsequent Forms
8-K
and
10-Q
filed with the SEC. The company assumes no obligation to update or revise the forward-looking statements in this release because of new information, future events, or otherwise.

Summary Compensation Table
The following table sets forth, together with certain other information, the compensation granted to or earned by our NEOs during the last three fiscal years in which they were NEOs and the principal position held by each during fiscal year 2020.

Name and Principal Position	Fiscal Year (1)	Salary ($)	Bonus ($) (2)	Stock Awards ($) (3)(4)	Option Awards ($) (4)(5)	Non-Equity Incentive Plan Compensation ($) (6)	Change in Pensions Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (7)	Total ($)
Dow R. Wilson Chief Executive Officer (8)	2020 2019 2018	$965,385 $1,000,000 $1,000,000	— — —	$3,000,046 $2,800,005 $2,800,000	$4,499,986 $4,200,011 $4,200,000	$1,287,500 $1,403,500 $2,237,500	— — —	$50,056 $42,780 $38,939	$9,802,972 $9,446,296 $10,276,439
Kolleen T. Kennedy President, Proton Solution and Chief Growth Officer	2020 2019 2018	$736,027 $721,871 $684,899	— — —	$1,680,032 $1,679,998 $1,680,000	$419,847 $419,991 $420,000	$662,925 $703,740 $1,126,538	— — —	$23,204 $20,679 $22,530	$3,522,035 $3,546,279 $3,933,967
J. Michael Bruff Senior Vice President, Finance and Chief Financial Officer (9)	2020	$524,425	—	$1,200,021	$299,887	$396,556	—	$18,996	$2,439,885
Christopher A. Toth President and Chief Operating Officer (10)	2020 2019	$575,481 $524,269	— —	$3,599,996 $1,000,009	$399,869 $249,989	$444,188 $430,290	— —	$22,240 $18,420	$5,041,773 $2,222,977
Michael D. Hutchinson Senior Vice President, Chief Legal Officer (11)	2020	$185,192	$75,000	$1,899,915	—	$136,793	—	$280	$2,297,180
Gary E. Bischoping Former Senior Vice President, Finance and Chief Financial Officer (12)	2020 2019 2018	$250,567 $563,009 $550,000	— — —	$1,240,022 $1,240,036 $1,240,000	$309,906 $310,000 $310,000	— $451,557 $734,250	— — —	$420 $11,992 $39,626	$1,800,915 $2,576,594 $2,873,876

(1)
Fiscal year 2020 spanned from September 28, 2019 through October 2, 2020, which resulted in 371 days in the fiscal year, instead of the typical 364 days; as such, salaries reported in the table above reflect one additional week of pay compared to a typical year.

(2)	Mr. Hutchinson received a signing bonus of $75,000 in connection with joining the Company on June 1, 2020.
(3)
This column represents the aggregate grant date fair value of RSU and PSU awards computed in accordance with Accounting Standards Codification 718,
“Compensation—Stock Compensation”
(“
ASC 718
”). The fair value for RSU awards was determined using the closing price of our common stock on the grant date multiplied by the number of shares subject to the award. The fair value for PSU awards granted in fiscal years 2018, 2019, and 2020 was determined using the closing price of our common stock on the grant date adjusted according to the contingent market condition specified in the terms of those awards and multiplied by the number of shares subject to the award. For more information on how the grant date fair value of RSU and PSU awards was determined, please see “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal years ended October 2, 2020, September 27, 2019, and September 28, 2018.

(4) The table below sets forth the grant date fair value of the stock awards and stock option awards made in fiscal year 2020. These amounts reflect our calculation of the value of these awards, and do not necessarily correspond to the actual value that may ultimately be realized by the NEOs. Mr. Bischoping resigned in March 2020, and as a result, he forfeited all his unvested PSUs, RSUs and options.

Name	Value of PSOs at Target ($)*	Value of PSUs at Target ($)*	Value of Stock Options ($)	Value of RSUs ($)**	Total Combined Value of Equity Awards ($)
	(Granted 11/22/19)	(Granted 11/21/19)	(Granted 2/13/20)	(Granted 2/13/20)
Dow R. Wilson	$4,499,986	$3,000,046	—	—	$7,500,032
Kolleen T. Kennedy	—	$1,260,016	$419,847	$420,016	$2,099,879
J. Michael Bruff	—	$900,031	$299,887	$299,990	$1,499,908
Christopher A. Toth	—	$1,199,995	$399,869	$2,400,001	$3,999,864
Michael D. Hutchinson	—	—	—	$1,899,915	$1,899,915
Gary E. Bischoping	—	$930,042	$309,906	$309,980	$1,549,928

*
Assuming the highest level of performance is achieved under the applicable performance conditions, the maximum possible value of the PSOs and/or PSUs granted to Mr. Wilson, Ms. Kennedy, Mr. Bruff, Mr. Toth and Mr. Bischoping on the grant date is $15,000,064, $2,520,032, $1,800,062, $2,399,990 and $1,860,084, respectively. Mr. Wilson was granted his PSUs on November 22, 2019.

**	Mr. Toth was granted a second RSU award and Mr. Hutchinson was granted a new hire RSU award on August 21, 2020.

(5)
This column represents the aggregate grant date fair value of stock option and PSO awards granted to the NEOs computed in accordance with ASC 718. The fair value for stock option awards was determined using the Black-Scholes option-pricing model. The fair value for PSO awards granted in fiscal years 2019 and 2020 was determined using the Black-Scholes option-pricing model and adjusted according to the contingent market condition specified in the terms of those awards. For more information on how the grant date fair value of stock option and PSO awards was determined, please see “Critical Accounting Estimates” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the note on Employee Stock Plans in the Notes to Consolidated Financial Statements in our Annual Report on Form
10-K
for the fiscal years ended October 2, 2020, September 27, 2019 and September 28, 2018.

(6)
This column represents annual cash incentives earned under the MIP for the applicable fiscal year. Awards for Mr. Bruff and Mr. Hutchinson were pro-rated
to reflect time in role in fiscal year 2020. Mr. Bischoping was ineligible for an award payout as his departure date from Varian did not meet the payout requirements. Amounts include the incentive payments deferred under the DCP. Please refer to the Grant of Plan-Based Awards Table below for more information.

(7)	Set forth in the table below are the material components of the “All Other Compensation” column for fiscal year 2020.

Name	Company Contributions to 401(k) (A)	Company Match of Charitable Contributions	Other (B)
Dow R. Wilson	$21,415	$10,000	$18,640
Kolleen T. Kennedy	$19,469	$2,895	$840
J. Michael Bruff	$18,156	—	$840
Christopher A. Toth	$17,100	$4,300	$840
Michael D. Hutchinson	—	—	$280
Gary E. Bischoping	—	—	$420

(A)
Amount represents Company matching contributions to the NEO’s contributions to the Company’s 401(k) plan, matched at a level of $1.00 for each dollar contributed, up to 6% of eligible earnings through July 16, 2020 when the match was temporarily suspended for all employees.

(B)
For Mr. Wilson, the amount represents reimbursement of financial counseling. For all employees, this also includes company paid Life Insurance for the time they were each actively employed by the Company in fiscal year 2020.

(8)
Mr. Wilson requested a temporary 20% salary reduction, from $1,000,000 to $800,000 effective for the second half of calendar year 2020, as part of company cost saving measures in response to the adverse financial impact from the
COVID-19
pandemic.

(9)
Mr. Bruff was promoted from serving as the Company’s Senior Vice President, Finance and Investor Relations to serve as Senior Vice President, Finance and Chief Financial Officer on December 1, 2019, having thereby succeeded Mr. Bischoping.

(10)
Mr. Toth served as the Company’s President, Varian Oncology Systems throughout the entirety of fiscal year 2020 and was promoted to a newly created role as President and Chief Operating Officer on October 5, 2020.

(11)	Mr. Hutchinson was hired to serve as the Company’s Senior Vice President, Chief Legal Officer on June 1, 2020.
(12)
Mr. Bischoping served as the Company’s Senior Vice President, Finance and Chief Financial Officer through December 1, 2019 when he transitioned roles to serve as the Company’s President, Interventional Oncology Solutions; Mr. Bischoping served in the latter role until his departure from the Company on March 6, 2020.

Grants of Plan-Based Awards for 2020
The following table provides information on plan-based awards made in fiscal year 2020 to each of our NEOs:

Name	Award Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Restricted Stock Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dow R. Wilson	MIP Award	N/A	$0	$1,250,000	$2,500,000	—	—	—	—	—	—	—
	PSOs	11/22/2019	—	—	—	0	130,095	260,190	—	—	$131.58	$4,499,986
	PSUs	11/22/2019	—	—	—	0	20,763	41,526	—	—	—	$3,000,046
Kolleen T. Kennedy	MIP Award	N/A	$0	$649,926	$1,299,852	—	—	—	—	—	—	—
	PSUs	11/21/2019	—	—	—	0	8,859	17,718	—	—	—	$1,260,016
	RSUs	2/13/2020	—	—	—	—	—	—	2,859	—	—	$420,016
	Stock Options	2/13/2020	—	—	—	—	—	—	—	14,122	$146.91	$419,847
J. Michael Bruff	MIP Award	N/A	$0	$388,780	$777,561	—	—	—	—	—	—	—
	PSUs	11/21/2019	—	—	—	0	6,328	12,656	—	—	—	$900,031
	RSUs	2/13/2020	—	—	—	—	—	—	2,042	—	—	$299,990
	Stock Options	2/13/2020	—	—	—	—	—	—	—	10,087	$146.91	$299,887
Christopher A. Toth	MIP Award	N/A	$0	$431,250	$862,500	—	—	—	—	—	—	—
	PSUs	11/21/2019	—	—	—	0	8,437	16,874	—	—	—	$1,199,995
	RSUs	2/13/2020	—	—	—	—	—	—	2,723	—	—	$400,036
	RSUs	8/21/2020	—	—	—	—	—	—	11,594	—	—	$1,999,965
	Stock Options	2/13/2020	—	—	—	—	—	—	—	13,450	$146.91	$399,869
Michael D. Hutchinson	MIP Award	N/A	$0	$134,111	$268,221	—	—	—	—	—	—	—
	RSUs	8/21/2020	—	—	—	—	—	—	11,014	—	—	$1,899,915
Gary E. Bischoping (6)	MIP Award	N/A	$0	$0	$0	—	—	—	—	—	—	—
	PSUs	11/21/2019	—	—	—	0	6,539	13,078	—	—	—	$930,042
	RSUs	2/13/2020	—	—	—	—	—	—	2,110	—	—	$309,980
	Stock Options	2/13/2020	—	—	—	—	—	—	—	10,424	$146.91	$309,906

(1)
These columns represent the potential awards under our MIP as further discussed in “Compensation Discussion and Analysis—Fiscal Year 2020 Compensation Program and Pay Decisions—Annual Cash Incentives.” For each NEO, the target amount is calculated by multiplying the NEO’s target award percentage by the NEO’s annual base salary, and prorated for eligible service over the fiscal year. The maximum award is 200% of each NEO’s target award. The MIP provided for a threshold amount in fiscal year 2020. The dollar value of the actual cash incentive award earned for fiscal year 2020 for each NEO is set forth in the Summary Compensation Table above. As such, the amounts set forth in these columns do not represent the actual cash incentive earned by any of the NEOs for fiscal year 2020. Mr. Bischoping resigned in March 2020, and as a result, he was not eligible to receive an annual cash incentive under the MIP for fiscal 2020.

(2)
Consists of PSO grants to Mr. Wilson and PSU grants to each NEO under the 2005 Stock Plan. The maximum number of PSOs or PSUs that can be earned is 200% of the target PSOs or PSUs based on achievement of
3-year
revenue growth and change in EBIT as a percent of revenue goals subject to a relative TSR modifier based on a set of Business Model Peers. The determination of the number of PSUs earned is made at the end of the three-year performance period at which time the earned PSUs vest and are settled. The determination of the number of PSOs earned is made at the end of the three-year performance period at which time the earned PSOs vest and become exercisable. Each NEO must be employed by us throughout the performance period for his or her PSOs or PSUs to vest, except in cases involving retirement, death, disability, a qualified termination that occurs in connection with a change in control, or if the award is not assumed in connection with certain corporate transactions, which include the Merger. See the “Compensation Discussion and Analysis” and “Potential Payments Upon Termination or Change in Control” for more information regarding these awards.

(3)
Consists of a single RSU grant to each NEO other than Mr. Wilson and Mr. Toth under the 2005 Stock Plan. Each RSU represents a right to one share of our common stock. For Ms. Kennedy, Mr. Bruff, Mr. Toth, and Mr. Bischoping, the RSUs granted on February 13, 2020 vest and are settled in three equal annual increments on February 15th beginning one year after grant. For Mr. Toth and Mr. Hutchinson, the RSUs granted on August 21, 2020 vest and are settled in three equal annual increments on August 10th beginning one year after grant. For each applicable NEO, the vesting of his or her RSUs is subject to the NEO being employed by us through each vesting date, except in cases involving retirement, death, disability, a qualified termination that occurs in connection with a change in control, or if the award is not assumed in connection with certain corporate transactions, which include the Merger. See the “Compensation Discussion and Analysis” and “Potential Payments Upon Termination or Change in Control” for more information regarding these awards.

(4)
Consists of a single stock option grant to each NEO other than Mr. Wilson and Mr. Hutchinson under the 2005 Stock Plan at an exercise price equal to the closing price (fair market value) of the underlying shares on the grant date and expiring seven years from the grant date.
One-third
of the award vests one year after the grant date and the remainder vests in equal monthly installments during the following
24-month
period, provided the applicable NEO is employed by us through each vesting date, except in cases involving retirement, death, disability, a qualified termination that occurs in connection with a change in control, or if the award is not assumed in connection with certain corporate transactions, which include the Merger. See the “Compensation Discussion and Analysis” and “Potential Payments Upon Termination or Change in Control” for more information regarding these awards.
(5)
Grant date fair value is computed in accordance with ASC 718. Please see footnotes (3), (4) and (5) to the Summary Compensation Table for more information regarding how the grant date fair value was determined for these awards.

(6)	Mr. Bischoping resigned in March 2020, and as a result, he forfeited all his unvested PSUs, RSUs and options.

Outstanding Equity Awards at Fiscal Year End
The following table sets forth the outstanding equity awards of the NEOs as of the end of fiscal year 2020.

	Option Awards (1) (2)						Stock Award (2)
Name	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (12)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (12)
Dow R. Wilson	02/13/2015	111,830	—		$81.97	02/13/2022
	02/10/2017	75,015	—		$80.40	02/10/2024
	11/17/2017	159,198	—		$109.03	11/17/2024
	11/16/2018	—	—	163,361	$118.76	11/16/2025
	11/22/2019	—	—	130,095	$131.58	11/22/2026
										23,577	(9)	$4,053,594
										20,763	(11)	$3,569,783
Total		346,043	—	293,456			—		—	44,340		$7,623,376

Kolleen T. Kennedy	02/08/2018	—	2,716		$112.82	02/08/2025
	02/14/2019	—	6,802		$131.77	02/14/2026
	02/13/2020	—	14,122		$146.91	02/13/2027
							1,241	(3)	$213,365
							2,125	(4)	$365,351
							2,859	(6)	$491,548
										10,777	(8)	$1,852,890
										8,859	(10)	$1,523,128
Total		—	23,640				6,225		$1,070,264	19,636		$3,376,017

J. Michael Bruff	08/17/2017	3,750	—		$99.26	08/17/2024
	02/08/2018	819	216		$112.82	02/08/2025
	02/14/2019	3,016	2,700		$131.77	02/14/2026
	08/15/2019	3,779	6,686		$107.32	08/15/2026
	02/13/2020	—	10,087		$146.91	02/13/2027
							197	(3)	$33,870
							844	(4)	$145,109
							1,553	(5)	$267,007
							2,042	(6)	$351,081
										1,425	(8)	$245,000
										6,328	(10)	$1,087,973
Total		11,364	19,689				4,636		$797,067	7,753		$1,332,973

Christopher A. Toth	02/10/2017	4,823	—		$80.40	02/10/2024
	02/08/2018	6,961	1,833		$112.82	02/08/2025
	02/14/2019	4,524	4,049		$131.77	02/14/2026
	02/13/2020	—	13,450		$146.91	02/13/2027
							837	(3)	$143,905
							1,265	(4)	$217,491
							2,723	(6)	$468,165
							11,594	(7)	$1,993,356
										6,415	(8)	$1,102,931
										8,437	(10)	$1,450,573
Total		16,308	19,332				16,419		$2,822,919	14,852		$2,553,504

Michael D. Hutchinson		—	—				11,014	(7)	$1,893,637	—		—
Total		—	—				11,014		$1,893,637	—		—

Gary E. Bischoping		—	—				—		—	—		—
Total		—	—				—		—	—		—

(1)	All options are granted at an exercise price equal to the fair market value (i.e., the closing price) of the underlying shares of our common stock on the date of grant. The following table sets forth the vesting dates for the outstanding unvested option awards:

	Grant Date	Vesting Schedule (based on original option grant)
	2/13/2015	33-1/3% vested on 2/13/2016; pro-rata monthly thereafter until fully vested on 2/13/2018.
	2/10/2017	33-1/3% vested on 2/10/2018; pro-rata monthly thereafter until fully vested on 2/10/2020.
	8/17/2017	33-1/3% vested on 8/17/2018; pro-rata monthly thereafter until fully vested on 8/17/2020.
	11/17/2017	The number of shares and the aggregate market value in the table reflect the number of shares earned on 10/2/2020 based on actual performance through the end of a 3-year performance period.
	2/8/2018	33-1/3% vested on 2/8/2019; pro-rata monthly thereafter until fully vested on 2/8/2021.
11/16/2018	100% vest on 10/1/2021, subject to actual performance. The number of shares and the aggregate market value in the table are based on target performance. The actual number of shares that vest may range from 0% to 200% of target shares based on actual performance at the end of the
3-year
performance period.
	2/14/2019	33-1/3% vest on 2/14/2020; pro-rata monthly thereafter until fully vested on 2/14/2022.
	8/15/2019	33-1/3% vest on 8/15/2020; pro-rata monthly thereafter until fully vested on 8/15/2022.
	2/13/2020	33-1/3% vested on 2/13/2021; pro-rata monthly thereafter until fully vested on 2/13/2023.
11/22/2019	100% vest on 9/30/22, subject to actual performance. The number of shares and the aggregate market value in the table are based on target performance. The actual number of shares that vest may range from 0% to 200% of target shares based on actual performance at the end of the
3-year
performance period.

(2)	Vesting will occur only if the NEO is employed by us throughout each vesting date or in the case of performance awards, the last day of the performance period, except in cases involving retirement, death, disability, a qualified termination that occurs in connection with a change in control, or if the award is not assumed in connection with certain corporate transactions, which include the Merger. In particular, because Mr. Wilson and Ms. Kennedy are eligible for retirement, certain unvested options and unvested stock awards would continue to vest according to the original vesting schedule even if the services of either were terminated for any reason. See “Potential Payments Upon Termination or Change in Control” for more information regarding these awards.

(3)	Grant Date	Vesting Schedule (based on total number of RSUs originally granted)
	2/8/2018	33 1/3% on 2/15/2019; 33 1/3% on 2/15/2020 and 33 1/3% on 2/15/2021.

(4)	Grant Date	Vesting Schedule (based on total number of RSUs originally granted)
	2/14/2019	33 1/3% on 2/15/2020; 33 1/3% on 2/15/2021 and 33 1/3% on 2/15/2022.

(5)	Grant Date	Vesting Schedule (based on total number of RSUs originally granted)
	8/15/2019	33 1/3% on 8/10/2020; 33 1/3% on 8/10/2021 and 33 1/3% on 8/10/2022.

(6)	Grant Date	Vesting Schedule (based on total number of RSUs originally granted)
	2/13/2020	33 1/3% on 2/15/2021; 33 1/3% on 2/15/2022 and 33 1/3% on 2/15/2023.

(7)	Grant Date	Vesting Schedule (based on total number of RSUs originally granted)
	8/21/2020	33 1/3% on 8/10/2021; 33 1/3% on 8/10/2022 and 33 1/3% on 8/10/2023.

(8)	Grant Date	Vesting Schedule (based on total number of PSUs originally granted)
11/15/2018	100% on the last day of fiscal year 2021, subject to actual performance through the end of fiscal year 2021. The number of shares and aggregate market value in the table are based on target performance. The actual number of shares that vest may range from 0% to 200% of target shares based on actual performance at the end of the
3-year
performance period.

(9)	Grant Date	Vesting Schedule (based on total number of PSUs originally granted)
11/16/2018	100% on the last day of fiscal year 2021, subject to actual performance through the end of fiscal year 2021. The number of shares and aggregate market value in the table are based on target performance. The actual number of shares that vest may range from 0% to 200% of target shares based on actual performance at the end of the
3-year
performance period.

(10)	Grant Date	Vesting Schedule (based on total number of PSUs originally granted)
11/21/2019	100% on the last day of fiscal year 2022, subject to actual performance through the end of fiscal year 2022. The number of shares and aggregate market value in the table are based on target performance. The actual number of shares that vest may range from 0% to 200% of target shares based on actual performance at the end of the
3-year
performance period.

(11)	Grant Date	Vesting Schedule (based on total number of PSUs originally granted)
11/22/2019	100% on the last day of fiscal year 2022, subject to actual performance through the end of fiscal year 2022. The number of shares and aggregate market value in the table are based on target performance. The actual number of shares that vest may range from 0% to 200% of target shares based on actual performance at the end of the
3-year
performance period.

(12)	Based on the closing price of our common stock as of October 2, 2020 ($171.93).

Option Exercises and Stock Vested
The following table sets forth the number of shares acquired on stock option exercises and vesting of RSUs and PSUs by each of the NEOs during fiscal year 2020. The table also presents the value realized upon such exercises and vesting, as calculated, in the case of stock options, based on the difference between the market price of our common stock at exercise and the option exercise price and, in the case of RSUs and PSUs, based on the closing price per share of our common stock on the NYSE on the vesting date.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dow R. Wilson	116,723	$9,870,605	41,681	$5,629,052
Kolleen T. Kennedy	20,100	$791,801	13,631	$2,167,052
J. Michael Bruff	—	—	2,234	$370,267
Christopher A. Toth	1,597	$51,391	4,284	$595,613
Michael D. Hutchinson	—	—	—	—
Gary E. Bischoping	22,441	$438,413	1,700	$248,030

(1)	These amounts include fiscal year 2018 PSUs, which were earned at the end of fiscal year 2020 at 73.8% of target shares, and RSUs that vested during fiscal year 2020.
Nonqualified Deferred Compensation
The following table sets forth contributions, earnings and distributions during fiscal year 2020, and account balances as of October 2, 2020 for each of the NEOs, under our nonqualified DCP:

Name	Executive Contributions in Last Fiscal Year (1)	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year End (3)
Dow R. Wilson	—	—	$23,173	—	$885,572
Kolleen T. Kennedy	—	—	$1,042,667	—	$10,031,416
J. Michael Bruff	—	—	—	—	—
Christopher A. Toth	—	—	$17,395	—	$167,991
Michael D. Hutchinson	—	—	—	—	—
Gary E. Bischoping	—	—	—	—	—

(1)	There were no executive contributions attributable to fiscal year 2020.
(2)	None of the earnings in this column are included in the Summary Compensation Table for fiscal year 2020 because they were not preferential or above market.
(3)
Balance at last fiscal year end includes the following amounts reported as compensation to the NEOs in the Summary Compensation Table for fiscal years prior to fiscal year 2020: Mr. Wilson, $705,835 and Ms. Kennedy, $3,241,957

Our DCP is an unfunded and unsecured deferred compensation arrangement that is designed to allow directors, executive officers and certain other management and highly compensated employees to forego current compensation and defer a specified percentage of their base salaries (up to 50%), cash incentive payments (up to 100%) and director fees (applicable only to our non-employee
directors) in a manner similar to the way in which our 401(k) plan operates, but without regard to the maximum deferral limitations imposed on 401(k) plans by the Code. Deferred amounts are our general unsecured obligations and are subject to claims by our creditors. Our general assets or assets in an existing rabbi trust may be used to fund our payment obligations and pay DCP benefits. The Compensation Committee administers the DCP. Further, we may, on a discretionary basis, make

Company supplemental contributions equal to the product of (a) the excess of the participant’s base annual salary and any applicable incentive payments for the fiscal year over the compensation limit imposed by Section 401(a)(17) of the Code and (b) our matching contribution rate under the 401(k) (6%) (“Company Supplemental Contributions”) and credit additional amounts on behalf of the DCP’s participants (these discretionary contributions, together with the Company Supplemental Contributions, are referred to as “Company Contributions”). We did not make any Company Contributions in fiscal year 2020.
Amounts deferred by a participant and Company Contributions, if any, are credited to a bookkeeping account maintained on behalf of each participant. These bookkeeping accounts are utilized solely as a device for measuring and determining amounts to be paid to a participant, or his or her designated beneficiary, pursuant to the terms of the DCP. Amounts credited to each participant under the DCP are periodically adjusted for earnings and/or losses at a rate that is equal to the various investment funds (also referred to as measurement funds) selected by the Compensation Committee, as elected by the participant. The Compensation Committee may, in its sole discretion, discontinue, substitute or add a measurement fund. Participants may reallocate previously invested money among each of the available measurement funds on a daily basis.
Under the DCP, a participant may make separate distribution elections with respect to each year’s deferrals. These distribution elections include the ability to elect a single lump-sum
payment or installment payments for up to 15 years for employees who retire from the Company. Deferrals also may be paid out prior to a separation from service in the event of a financial hardship or if the participant makes a “short-term distribution election.” A “short-term distribution election” must be made at the time the participant makes his or her initial deferral elections. Under the DCP, amounts credited as Company Supplemental Contributions are generally paid in the form of a lump sum following a participant’s separation from service (except for those Company Supplemental Contributions made prior to December 31, 2004, which may still be paid in installments upon an employee’s retirement).
Non-retirement
separations from service generally will result in payments being made in the form of single lump sums.
We may terminate the DCP by action of the Board, in which event benefits will be distributed as soon as the plan and Section 409A of the Code permit.
Potential Payments upon Termination or Change in Control
Change in Control Agreements
As described in the “Compensation Discussion and Analysis” section above, we have entered into change in control agreements with our NEOs, which were recently amended in connection with the Merger. Our change in control agreements are “double-trigger” meaning that to receive benefits under the agreements there must be a change in control event (as defined in each executive’s agreement) and the executive must either be terminated by us or the successor company without cause (as defined in each executive’s agreement) or terminate his or her employment for good reason (as defined in each executive’s agreement). The termination must occur within 60 days prior to or 24 months following the change in control to trigger benefits.
As a condition to receiving such severance benefits, the executive must execute a release of all of his or her rights and claims relating to his or her employment. The agreements also include certain post-termination restrictions, including, among other things, a requirement to continue to comply with the terms of the NEO’s proprietary information and non-disclosure
agreement, and certain
non-solicitation
provisions.
The table below reflects the value of compensation and benefits that would become payable to each of the NEOs under the agreements as of October 2, 2020, if a change in control such as the Merger, had occurred on that date and the NEO experienced a qualifying termination of employment. These amounts are reported based on the NEO’s compensation as of such date and on the Company’s closing stock price of $171.93 on October 2, 2020. These benefits are in addition to the right to exercise then-exercisable stock options, the vested amounts accrued under the DCP as set forth in the “Nonqualified Deferred Compensation” table above which the NEO would retain in the event of any termination, and the benefits available generally to salaried employees, such as distributions under the Company’s broad based 401(k) plan.
The actual amounts that would be paid upon a NEO’s qualifying termination of employment in connection with a change in control can be determined only at the time of any such event. Due to the number of factors that affect the nature and amount of any benefits provided upon such an event, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include, for example, the timing during the year of any such event, the Company’s stock price and the executive’s current base salary.

The benefits payable upon a NEO’s qualifying termination of employment in connection with a change in control as reported in the columns of this table are as follows:

			Intrinsic Value of Accelerated Equity Awards (3)
Name	Cash Severance (1)	Benefits Continuation (2)	Options	Restricted Stock	PSUs & PSOs (4)	Tax Reimbursement (5)	Total
Dow R. Wilson	$7,853,500	$56,574	—	—	$26,270,388	$—	$34,180,462
Kolleen T. Kennedy	$3,826,168	$20,454	$787,002	$1,070,207	$3,893,664	—	$9,597,495
J. Michael Bruff	$1,925,000	$56,582	$805,500	$796,896	$1,332,973	$2,370,664	$7,287,615
Christopher A. Toth	$2,081,542	$56,574	$607,396	$2,822,861	$2,670,352	$4,382,087	$12,620,812
Michael D. Hutchinson	$1,872,500	$56,574	—	$1,893,637	—	$1,922,795	$5,745,506

(1)
Cash Severance
: Cash severance equal to a multiplier times the sum of (i) annual base salary rate, excluding any temporary compensation reductions related to
COVID-19
pandemic, plus (ii) the greater of (a) the most recently established target bonus, (b) the employee’s target bonus as of immediately prior to the change in control or (c) the average annual bonus paid over the prior three fiscal years. The multiplier is 3.0 times for Mr. Wilson, 2.5 times for Ms. Kennedy, and 2.0 times for remaining NEOs. Does not include actual bonus for year of termination, which would be payable in the ordinary course under the MIP as the NEO would have been employed through the end of the performance period, and which bonus amounts are reflected in the Summary Compensation Table above in the
“Non-Equity
Incentive Plan Compensation” column.” Does not reflect any reduction due to payments exceeding the maximum amount that could be paid without implicating the excise tax under Section 4999 of the Internal Revenue Code by less than 10%, although some such reduction would have applied in Mr. Wilson’s case upon a hypothetical post-change in control severance event on October 2, 2020.

(2)	Benefits Continuation : Reflects costs for COBRA benefits continuation premiums for 18 months including medical, dental, and vision insurance.
(3)	Based on the closing stock price as of October 2, 2020 ($171.93). Each outstanding equity award that is subject to vesting provisions will vest in full, with PSUs and PSOs vesting at target levels.
(4)
All PSUs and PSOs are included at target number of shares, except that with respect to PSUs and PSOs earned in October 2020 for fiscal year 2018-2020 performance, 26.2% of target value is included, representing the excess of the 100% of target shares that would have been due upon a hypothetical post-change in control severance event over the 73.8% of target shares that was actually earned based on performance results.

(5)
Tax Reimbursement
. Make-whole payments to indemnify the NEOs for any negative economic impact resulting from the application of the excise tax under Section 4999 of the Internal Revenue Code in connection with the Merger. Consistent with SEC guidance, amounts are based on a hypothetical October 2, 2020 Merger consummation date. As discussed more fully in the “Compensation Discussion and Analysis,” the Company has, in cooperation with the affected executives, engaged in mitigation planning that is expected to result in no such make-whole payments being made to any NEO other than Mr. Bruff, assuming the anticipated 2021 Merger consummation. The projected make-whole payment for Mr. Bruff upon a 2021 Merger consummation is expected to be less than $3,000,000.

Outstanding Equity Grants as of October
 2, 2020
Stock Options
Under the terms of each NEO’s stock option awards, if the NEO’s employment terminates due to retirement, his or her unvested stock options will continue to vest in accordance with their original vesting schedules; provided however, that the number of shares subject to stock option awards granted within one year of the NEO’s retirement will be adjusted proportionally by the time during such one-year
period that the NEO remained an employee of the Company (based upon a
365-day
year). If the NEO’s service terminates due to death, his or her unvested stock options will fully vest on such termination date. In addition, if the NEO’s service terminates due to disability, his or her unvested stock options will fully vest on such termination date. Stock options may be exercisable for up to three years from the date the NEO’s employment terminates due to retirement or death and one year from the date the NEO’s employment terminates due to disability, unless in each case the stock option term expires earlier.
RSU Awards
For awards granted prior to August 2020, under the terms of each NEO’s RSU awards, if the NEO’s service terminates due to retirement one year or more from the grant date, then his or her RSU awards will continue to vest in accordance with their original vesting schedules. If the NEO retires within one year of the grant date of his or her RSU award but after January 1 of the calendar year following the calendar year in which such RSU award was granted, the number of RSUs subject to such award will be adjusted proportionally by the time during such one year period that the NEO remained an employee of the Company (based upon a
365-day
year) and the adjusted RSU award will continue to vest in accordance with its original vesting schedule. If the NEO’s service terminates due to death, his or her RSU awards will fully vest on such termination date. In addition, if the NEO’s service terminates due to disability, then his or her RSU awards will continue to vest in accordance with their original vesting schedules.
For awards granted during or after August 2020, under the terms of the RSU award, if the NEO’s service terminates due to retirement, vesting will cease on the termination date. If the NEO’s service terminates due to death or disability, his or her RSU awards will fully vest on such termination date.
PSO Awards
Under the terms of Mr. Wilson’s PSO awards, if Mr. Wilson’s service terminates due to retirement, death or disability, then he will be treated as though he was employed through the applicable performance period; provided however, that if Mr. Wilson retires within one year of his date of grant, the number of shares subject to his award will be adjusted proportionally by the time during such one-year
period that he remained an employee of the Company (based upon a
365-day
year). The actual number of PSOs that are earned in the event of retirement, death or disability will depend on the extent to which the applicable performance goals are achieved. If Mr. Wilson’s service terminates due to disability, he may exercise his vested options within one year from the later of the date that the Compensation Committee certifies whether and to what extent the applicable performance goals are achieved or the date that his service terminates, unless his PSO award expires earlier. If Mr. Wilson’s service terminates due to retirement or death, he or his estate, as applicable, may exercise his vested options within three years from the later of the date that the Compensation Committee certifies whether and to the extent the applicable performance goals are satisfied or the date his service terminates, unless his PSO award expires earlier.
PSU Awards
Under the terms of each NEO’s PSU awards, if the NEO’s service terminates due to retirement, death or disability, then the NEO will be treated as though he or she was employed through the applicable performance period; provided however, that in the event of his or her retirement, the target number of PSUs will be adjusted proportionally based on the number of days that the NEO remained an employee during the performance period (based upon a 365 day year). The actual number of PSUs that are earned in such circumstances will depend on the extent to which the applicable performance goals are achieved. In addition, in the event of a change of control where such NEO’s PSU awards are assumed, such awards will fully vest at target, subject to the NEO being employed through the end of the performance period; provided however, that such awards will continue to be subject to the retirement, death and disability vesting provisions described above. Additionally, in the event of a change of control where such NEO’s PSU awards are not assumed, such awards will fully vest at target, without being subject to any employment requirement.
2005 Stock Plan
Under the terms of the 2005 Stock Plan, except as otherwise provided in each NEO’s equity agreements, in the event of certain corporate transactions, which include the Merger, if the transaction does not provide for the assumption, continuation or substitution of stock awards, each NEO’s stock awards will fully vest (based on target number of shares for PSOs or PSUs) and terminate upon the consummation of the transaction, provided that holders of stock options or SARs will be given reasonable advance notice of the impending termination and a reasonable opportunity to exercise their outstanding vested stock options and SARs before the termination of such awards.

	Other Termination of Employment (Not in Connection with a Change in Control)
	Retirement					Death					Disability
	Intrinsic Value of Equity Awards (1)					Intrinsic Value of Equity Awards (1)					Intrinsic Value of Equity Awards (1)
Name	Options (2a)	Restricted Stock/RSUs (2b)	PSUs (2c)(5)	PSOs (2d)(5)	Total	Options (3a)	Restricted Stock/RSUs (3b)	PSUs (3c)(5)	PSOs (3d)(5)	Total	Options (4a)	Restricted Stock/RSUs (4b)	PSUs (4c)(5)	PSOs (4d)(5)	Total
Dow R. Wilson	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Kolleen T. Kennedy	$658,295	$578,716	$0	$0	$1,237,011	$787,044	$1,070,264	$0	$0	$1,857,308	$787,044	$1,070,264	$0	$0	$1,857,308
J. Michael Bruff	$0	$0	$0	$0	$0	$805,519	$797,067	$0	$0	$1,602,586	$805,519	$797,067	$0	$0	$1,602,586
Christopher A. Toth	$0	$0	$0	$0	$0	$607,475	$2,822,919	$0	$0	$3,430,394	$607,475	$2,822,919	$0	$0	$3,430,394
Michael D. Hutchinson	$0	$0	$0	$0	$0	$0	$1,893,637	$0	$0	$1,893,637	$0	$1,893,637	$0	$0	$1,893,637

(1)	Based on the closing stock price as of October 2, 2020 ($171.93).

(2a)
For retirement-eligible NEOs, represents continued vesting of outstanding options granted more than a year prior to October 2, 2020 and prorated acceleration of outstanding options granted less than a year prior to October 2, 2020.

(2b)
For retirement-eligible NEOs, represents continued vesting of outstanding RSUs/RSAs granted more than a year prior to October 2, 2020 and after January 1 of the year following the grant year (“Qualifying Retirement”). Excludes value of RSUs granted on February 13, 2020, as the assumed retirement/termination date of October 2, 2020 does not constitute a Qualifying Retirement for that award.

(2c)
For NEOs who shall be retirement-eligible on or prior to the last day of the performance period of each outstanding PSU award, the number of shares subject to such PSU award would be adjusted on a prorated basis (based on the actual amount of time employed within each performance period). However, payouts remain subject to actual performance through the end of each award’s applicable performance period, thus awards continue to be subject to risk of forfeiture. $0’s are shown as payouts remain subject to performance post-termination. Assuming target performance is met for all outstanding awards, the intrinsic value of each NEO’s PSU awards would be as follows:

Wilson: $3,892,323
Kennedy: $1,742,969
Bruff: $0 (Will not be retirement-eligible at the end of applicable outstanding performance period)
Toth: $0 (Will not be retirement-eligible at the end of applicable outstanding performance period)
Hutchinson: $0 (Will not be retirement-eligible at the end of applicable outstanding performance period)

(2d)	As of October 2, 2020, Mr. Wilson is the only NEO with outstanding PSO awards (granted November 16, 2018 and November 22, 2019).

•
2018 PSO Award: payout remains subject to actual performance through the end of the award’s applicable performance period, thus award continues to be subject to risk of forfeiture. $0 is shown as payout remains subject to performance post-termination. Assuming target performance is met for this outstanding award, the intrinsic value of Mr. Wilson’s PSO award would be $8,685,904.

•
2019 PSO Award: because Mr. Wilson is retirement-eligible and his outstanding PSO award was granted less than a year prior to October 2, 2020, service obligations would lapse on a prorated basis (based on actual amount of time employed between the grant date and the assumed retirement/termination date of October 2, 2020). However, payout remains subject to actual performance through the end of the award’s applicable performance period, thus award continues to be subject to risk of forfeiture. $0 is shown as payout remains subject to performance post-termination. Assuming target performance is met for this outstanding award, the intrinsic value of Mr. Wilson’s accelerated PSO award would be $4,530,247.

(3a)	Represents full acceleration of all outstanding options.

(3b)	Represents full acceleration of all outstanding RSUs.

(3c)
Service obligations would lapse fully for all outstanding PSUs, but payouts remain subject to actual performance through the end of each award’s applicable performance period, thus awards continue to be subject to risk of forfeiture.

$0’s are shown as payouts remain subject to performance post-termination. Assuming target performance is met for all outstanding awards, the intrinsic value of each NEO’s accelerated PSU awards would be as follows:
Wilson: $7,623,376
Kennedy: $3,376,017
Bruff: $1,332,973
Toth: $2,553,504
Hutchinson: $0

(3d)	As of October 2, 2020, Mr. Wilson is the only NEO with outstanding PSO awards (granted November 16, 2018 and November 22, 2019).
Service obligations would lapse fully for these outstanding awards, but payout remains subject to actual performance through the end of the award’s applicable performance period, thus award continues to be subject to risk of forfeiture.
$0 is shown as payout remains subject to performance post-termination. Assuming target performance is met for these outstanding awards, the intrinsic value of Mr. Wilson’s PSO awards would be $8,685,904 and $5,249,333.

(4a)	Represents full acceleration of all outstanding options.

(4b)
For awards granted prior to August 2020, represents continued vesting of all outstanding RSUs assuming the fiscal year end closing price on each vesting date. For awards granted in August 2020, represents full acceleration of all outstanding RSUs.

(4c)
Service obligations would lapse fully for all outstanding PSUs, but payouts remain subject to actual performance through the end of each award’s applicable performance period, thus awards continue to be subject to risk of forfeiture.

$0’s are shown as payouts remain subject to performance post-termination. Assuming target performance is met for all outstanding awards, the intrinsic value of each NEO’s PSU awards would be as follows:
Wilson: $7,623,376
Kennedy: $3,376,017
Bruff: $1,332,973
Toth: $2,553,504
Hutchinson: $0

(4d)	As of October 2, 2020, Mr. Wilson is the only NEO with outstanding PSO awards (granted November 16, 2018 and November 22, 2019).
Service obligations would lapse fully for these outstanding awards, but payout remains subject to actual performance through the end of the award’s applicable performance period, thus award continues to be subject to risk of forfeiture.
$0 is shown as payout remains subject to performance post-termination. Assuming target performance is met for these outstanding awards, the intrinsic value of Mr. Wilson’s PSO awards would be $8,685,904 and $5,249,333.

(5)	Excludes value of PSUs and PSOs earned in October 2020 for fiscal year 2018-2020 performance (earned at 73.8% of target shares).

	Corporate Transaction in which Equity Awards Are Not Assumed, Continued or Substituted (No Termination of Employment) Intrinsic Value of Accelerated Equity Awards(1)
Name	Options	Restricted Stock	PSUs(2)	PSOs	Total(3)
Dow R. Wilson	$0	$0	$7,623,376	$13,935,238	$21,558,614
Kolleen T. Kennedy	$787,044	$1,070,264	$3,376,017	$0	$5,233,325
J. Michael Bruff	$805,519	$797,067	$1,332,973	$0	$2,935,560
Christopher A. Toth	$607,475	$2,822,919	$2,553,504	$0	$5,983,899
Michael D. Hutchinson	$0	$1,893,637	$0	$0	$1,893,637

(1)	Based on the closing stock price as of October 2, 2020 ($171.93).
(2)	Excludes value of PSUs and PSOs earned in October 2020 for fiscal year 2018-2020 performance (earned at 73.8% of target shares).
(3)	Represents full acceleration of all outstanding equity awards (with payout for PSUs and PSOs at target performance level) per the Fifth Amended & Restated 2005 Omnibus Stock Plan.
CEO Pay Ratio
For fiscal year 2020, based on reasonable estimates, the median of the annual total compensation of our employees (other than our CEO) was $66,035 and the annual total compensation of our CEO, as reported in our Summary Compensation Table, was $9,802,972. Based on this information, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was 148:1. As a result of our acquisition of Cancer Treatment Services International in May 2019, the pay ratio increased from 86:1 in fiscal 2019 due to the addition of approximately 1,800 employees in India, whose compensation is reflective of the lower cost of living in India.
Employees Included.
The Company had approximately 10,372 employees worldwide as of October 2, 2020.
Selecting Median Employee.
In identifying the median employee, we used base salary and base wages received during fiscal year 2020 (in each case annualized for regular part-time employees and full-time employees who joined during the fiscal year). No adjustments were made for cost of living or low compensation standards in any countries. Pay for
non-U.S.
employees was converted to U.S. dollars using currency exchange rates as of October 2, 2020. Given the Company had an even number of employees, two median employees were identified; the employee that better represented the median of the total population was selected for the final ratio calculation.
Compensation Included.
The CEO’s annual total compensation is the amount reported in this proxy in the Summary Compensation Table for total compensation, which includes base salary,
non-equity
incentive plan compensation, stock awards, option awards, and all other compensation. Total annual compensation for the median employee for fiscal year 2020 was calculated in the same manner as the CEO’s annual total compensation and includes base wages, overtime wages, bonuses, allowances, and company matching contributions to the employee’s retirement plan, resulting in total annual compensation of $66,035.
Compensation of Directors
The compensation of directors is determined by the full Board. Directors who are employees (
i.e.
, Mr. Wilson) receive no compensation for their services as directors. The Compensation Committee periodically initiates a review of the non-employee
director compensation (including cash retainer and meeting fees and equity awards) and recommends changes to the full Board. Changes to non-employee
director compensation are generally made to ensure that compensation levels are market-competitive and that the compensation structure supports our business objectives, aligns directors’ interests with the interests of stockholders, reflects competitive best practice and is cost-and-tax-effective.
Fiscal 2020 Director Compensation Highlights

•	An annual cash retainer to all non-employee directors.

•
An additional annual cash retainer to the Board Chair, committee chairs and committee members, including an increase to the cash retainers for committee chairs beginning with payments made following the annual meeting in February 2020.

•	Company matching of director contributions to charities and educational institutions.

•	An annual restricted stock unit award to all non-employee directors, including an increase to the award amount beginning with grants in February 2020.

•	No performance-based equity awards, pension plans or excessive retirement benefits.

•	Meaningful stock ownership requirements and limit on total director compensation.

•
The increases to committee chair retainers and annual RSU awards were approved in November 2019 prior to the onset of the
COVID-19
pandemic. Subsequently, as part of the Company’s cost savings measures in response to the pandemic impact, the Board approved a 20 percent reduction in all cash fees paid to members of Varian’s Board of Directors for the second half of calendar year 2020.

The annualized values for each compensation program component beginning in February 2020 (and prior to reduction due to the
COVID-19
pandemic impact) are set forth in the following table. Each
non-employee
director receives an annual retainer as well as committee fees for serving on committees. All directors are also reimbursed for out-of-pocket
expenses associated with attending Board and committee meetings, and for expenses related to attending continuing directors’ education programs. Our non-employee director compensation program will continue to be in effect through the closing of the Merger.

Compensation Element	Compensation Amount (prior to reduction in response to pandemic impact)
Annual Cash Board Retainer	• $100,000
Additional Annual Cash Retainers for Independent Board Chair and Committee Chairs (1)
•   $150,000 for Independent Board Chair

•   $24,000 for Audit Committee Chair

•   $21,000 for Compensation & Leadership Development Committee Chair

•   $12,500 for Nominating & Corporate Governance Committee Chair

•   $12,500 for Ethics & Compliance Committee Chair

Additional Annual Cash Retainer for Non-Chair Committee Members
•   $14,000 for Audit Committee Member

•   $7,500 for Compensation & Leadership Development Committee Member

•   $5,000 for Nominating & Corporate Governance Committee Member

•   $5,000 for Ethics & Compliance Committee Member

Annual Equity Award (2)
•   $180,000 in RSUs

•   Grants cliff-vest (100% vest) upon the earlier of one year from the grant date or the next Annual Meeting of Shareholders

•   Vesting accelerates in the event of termination due to death, disability, retirement, or upon a change in control, such as the Merger

Charitable Giving
•   Company matching of director contributions to charities and educational institutions up to a maximum of $10,000 per director per calendar year

•   Director contributions to Varian’s Political Action Committee were matched by a Company contribution to a charity or educational institution, up to a maximum of $5,000 per director per calendar year

(1)	Prior to February 2020, these amounts were $150,000 (unchanged), $20,000, $19,000, $12,000 and $12,000 respectively.
(2)	Prior to February 2020, the annual grant date fair value was $165,000.
As mentioned above, as part of the Company’s cost savings measures in response to the adverse financial impact from the COVID-19 pandemic, the Board approved a 20 percent reduction in cash fees paid to all members of Varian’s Board of Directors for the second half of calendar year 2020.
Non-employee
directors may elect to receive their cash compensation as full-value shares of our common stock, at a value equal to the fair market value on the date that the foregone cash compensation otherwise would have been paid. They may alternatively elect to defer their retainers and/or meeting fees under our DCP, subject to the restrictions of applicable tax law. All earnings on amounts deferred under the DCP are not preferential or above market. Please refer to the discussion in “Nonqualified Deferred Compensation” above for more information.
We maintain stock ownership guidelines for our
non-employee
directors. Under these guidelines, each
non-employee
director is expected to own shares valued at five times the annual cash Board retainer which for this purpose includes shares subject to stock unit awards. Ownership levels are to be achieved within five years from the date upon which an individual becomes a non-employee
Director, within three years of the amendment to the ownership levels described above, or within three years of an amendment to non-employee
Director compensation that increases the annual retainer fees payable to non-employee
Directors by 25% or greater, whichever is later. One third of the guideline must be achieved within the first two and a half years after an individual becomes subject to the non-employee
director compensation program. As of the date of this Amendment, all directors met the guidelines or were within the allowed time frame for meeting the guidelines.

In addition, we have a stockholder-approved limit on the total value of cash and equity compensation that may be paid or granted to a non-employee
director during each fiscal year. Currently, the maximum number of shares subject to stock awards granted during a single fiscal year under the 2005 Omnibus Stock Plan or otherwise, if any, taken together with any cash fees paid during such fiscal year for services on the Board of Directors, will not exceed $625,000 in total value for any non-employee
director serving as the lead director or chair and $525,000 in total value for any other non-employee
director.
The following table sets forth the compensation received by each non-employee
director during fiscal year 2020:

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)(6)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total ($)
Anat Ashkenazi	$115,425	$179,977	—	—	—	—	$295,402
Jeffrey Balser	$106,875	$179,977	—	—	—	—	$286,852
Judy Bruner	$121,550	$179,977	—	—	—	$10,000	$311,527
Jean-Luc Butel	$127,750	$179,977	—	—	—	—	$307,727
Regina Dugan	$120,050	$179,977	—	—	—	—	$300,027
R. Andrew Eckert	$249,375	$179,977	—	—	—	—	$429,352
Phillip Febbo (6)	$113,050	$249,617	—	—	—	—	$362,667
Timothy E. Guertin (4)	$27,500	—	—	—	—	—	$27,500
David J. Illingworth	$111,500	$179,977	—	—	—	—	$291,477
Michelle Le Beau (5)(6)	$102,000	$195,844	—	—	—	$5,000	$302,844

(1)
This column includes cash compensation paid during fiscal year 2020 (i) under the terms of the director compensation program that was in effect prior to February 2020, (ii) under the terms of the director compensation program that was in effective beginning in February 2020, and (iii) following the temporary 20 percent reduction in cash compensation for payments made during the second half of calendar year 2020 as a result of cost savings measures in response to the
COVID-19
pandemic impact.

(2)
This column represents the aggregate grant date fair value of RSUs granted in fiscal year 2020, computed in accordance with ASC 718. The fair value is determined using the closing price on the grant date multiplied by the number of shares subject to the award. These amounts reflect our calculation of the value of these awards, and do not necessarily correspond to the actual value that may ultimately be realized by the directors.

(3)
Amounts represent charitable contributions made by the Company during the fiscal year on behalf of Ms. Bruner and Ms. Le Beau under our matching gifts program. Contributions span multiple calendar years and therefore may be higher than the applicable calendar year limits outlined above.

(4)	Timothy E. Guertin retired from the Board effective February 13, 2020.
(5)	Michelle Le Beau was appointed to the Board effective November 27, 2019.
(6)	Mr. Febbo and Ms. Le Beau were each granted additional RSUs for their partial year of service prior to the 2020 Annual Meeting.

The following table sets forth the aggregate number of outstanding RSUs and stock options held by each non-employee
director listed as of the end of fiscal year 2020:

Name	RSUs Outstanding	Options Outstanding
Anat Ashkenazi	1,225	—
Jeffrey Balser	1,225	—
Judy Bruner	1,225	—
Jean-Luc Butel	1,225	—
Regina Dugan	1,225	—
R. Andrew Eckert	1,225	—
Phillip Febbo	1,225	—
David J. Illingworth	1,225	—
Michelle Le Beau	1,333	—
Compensation Committee Interlocks and Insider Participation
No member of this committee was at any time during fiscal year 2020 or at any other time an officer or employee of the Company, and no member of this committee had any relationship with the Company requiring disclosure under Item 404 of Regulation
S-K.
No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Compensation Committee during fiscal year 2020.

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

(3)
Includes 5.7 million shares available for future issuance under the Fifth Amended 2005 Plan. Also includes [4.8] million shares available for future issuance under the 2010 Employee Stock Purchase Plan, including shares subject to purchase during the current purchase period, which commenced on November 2, 2020 (the exact number of which will not be known until the purchase date on April 30, 2021, or earlier, depending on the expected closing date of the Merger). Subject to the number of shares remaining in the share reserve, the maximum number of shares purchasable by any participant under the 2010 Employee Stock Purchase Plan on any one purchase date for any purchase period, including the current purchase period may not exceed 1,000 shares.

Beneficial Ownership of Certain Stockholders, Directors and Executive Officers
This table shows as of January 20, 2021: (1) the beneficial owners of more than five percent of our common stock and the number of shares they beneficially owned based on information provided in their most recent filings with the SEC; and (2) the number of shares each director, each nominee for director and each Named Executive Officer and all directors, nominees for director and executive officers as a group beneficially owned, as reported by each person. Except as otherwise indicated, the address of each person or group is 3100 Hansen Way, Palo Alto, California 94304. Beneficial

ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Except as noted, each person or group has sole voting and investment power over the shares shown in this table. For each individual and group included in the table below, the percentage ownership is calculated by dividing the number of shares beneficially owned by the person or group, which includes the number of shares of common stock that the person or group had the right to acquire on or within 60 days after January 20, 2021, by the sum of the 91,827,391 shares of common stock outstanding on January 20, 2021, plus the number of shares of common stock that the person or group had the right to acquire on or within 60 days after January 20, 2021.

	Amount and Nature of Common Stock Beneficially Owned
	Number of Shares Beneficially Owned	Percent of Class
Stockholders
The Vanguard Group, Inc. (1)	10,021,104	10.91%
100 Vanguard Blvd.
Malvern, PA 19355
BlackRock, Inc. (2)	9,929,752	10.81%
55 East 52nd Street
New York, NY 10055
Directors and Named Executive Officers
Anat Ashkenazi (3)	2,574	*
Jeffrey R. Balser (4)	2,824	*
Judy Bruner (5)	6,779	*
Jean-Luc Butel (6)	4,415	*
Regina E. Dugan (7)	12,396	*
R. Andrew Eckert (8)	14,273	*
Phillip G. Febbo (9)	1,708	*
David J. Illingworth (10)	15,369	*
Michelle M. Le Beau (11)	1,333	*
Dow R. Wilson	104,645	*
J. Michael Bruff (12)	7,798	*
Kolleen T. Kennedy (13)	38,704	*
Christopher A. Toth (14)	16,078	*
Michael Hutchinson	5,589	*
Gary Bischoping, Jr. (15)	22,230	*
All directors and executive officers as a group (15 persons) (16)	246,998	*

*	The percentage of shares of common stock beneficially owned does not exceed one percent of the shares of common stock outstanding at January 20, 2021.
(1)
Based on a Schedule 13G/A filed February 12, 2020, The Vanguard Group, Inc. has sole power to vote 141,096 of these shares, shared power to vote 29,809 of these shares, sole power to dispose of 9,858,132 of these shares and shared power to dispose of 162,972 of these shares.

(2)	Based on a Schedule 13G/A filed February 10, 2020, BlackRock, Inc. has sole power to vote 8,803,867 of these shares and sole power to dispose of 9,929,752 of these shares.
(3)	Amount shown includes 1,225 restricted stock units that will vest on February 11, 2021.
(4)	Amount shown includes 1,225 restricted stock units that will vest on February 11, 2021.
(5)	Amount shown includes 1,225 restricted stock units that will vest on February 11, 2021.
(6)	Amount shown includes 1,225 restricted stock units that will vest on February 11, 2021.
(7)	Amount shown includes 1,225 restricted stock units that will vest on February 11, 2021.
(8)	Amount shown includes 1,225 restricted stock units that will vest on February 11, 2021.
(9)	Amount shown includes 1,225 restricted stock units that will vest on February 11, 2021.
(10)	Amount shown includes 1,225 restricted stock units that will vest on February 11, 2021.
(11)	Amount shown includes 1,333 restricted stock units that will vest on February 11, 2021.
(12)	Amount shown includes 1,299 restricted stock units that will vest on February 15, 2021.
(13)	Amount shown includes 3,256 restricted stock units that will vest on February 15, 2021, and includes 8,330 shares that may be acquired under exercisable stock options.
(14)	Amount shown includes 2,376 restricted stock units that will vest on February 15, 2021.

(15)	Amount shown is based on the Company’s available records as of March 6, 2020.
(16)
Amount shown includes 18,513 shares that may be acquired under exercisable stock options, 11,133 shares restricted stock units that will vest on February 11, 2021 and 8,459 restricted stock units that will vest on February 15, 2021, held by all persons who are directors and/or executive officers of the Company as of January 20, 2021. The amount shown (i) excludes the holdings of Mr. Bischoping, who is a former executive officer of the Company, and (ii) includes the holdings of Mr. Kevin O’Reilly, who is a current executive officer of the Company as of October 5, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Review, Approval or Ratification of Related Person Transactions
The Nominating and Corporate Governance Committee (the “Nominating Committee”) is responsible for the review, approval or ratification of “related person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, nominee for director or executive officer since the beginning of the last fiscal year, or a more than five percent stockholder, and their immediate family members. Such transactions may include employment or consulting relationships with a related person or contracts under which we receive goods or services from (or provide goods and services to) a related person or a company for which the related person is an employee or otherwise affiliated. The Board has adopted written policies and procedures that apply to any transaction or series of transactions in which the Company or one of its subsidiaries is a participant and a related person has a direct or indirect material interest. Generally for a transaction to be approved, the Nominating Committee must be informed or have knowledge of (i) the related person’s relationship to the Company and interest in the transaction; (ii) the material facts of the proposed transaction, including a description of the nature and potential aggregate value of the proposed transaction; (iii) the benefits, if any, to the Company of the proposed transaction; (iv) if applicable, the availability of other sources of comparable products or services; and (v) an assessment of whether the proposed transaction or situation is on terms that are comparable to the terms available to an unrelated third party or to employees generally.
The Nominating Committee has, however, determined that a related person does not have a direct or indirect material interest in the following categories of transactions:

•
any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million, or 2% of that company’s total annual revenue, and the related person is not involved in the decision-making process for such transaction;

•
any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university for which a related person’s only relationship is as an employee (other than an executive officer) or a director, if the amount involved does not exceed the lesser of $1 million, or 2% of the charitable organization’s total annual receipts, and the related person is not involved in the decision-making process for such transaction;

•	compensation to executive officers determined by the Compensation Committee;

•	compensation to directors determined by the Board; and

•	transactions in which all security holders receive proportional benefits.
Transactions involving related persons that are not included in one of the above categories are forwarded to our legal department to determine whether the related person could have a direct or indirect material interest in the transaction, and any such transaction is forwarded to the Nominating Committee for review. The Nominating Committee determines whether the related person has a material interest in a transaction and may approve, ratify, terminate or take other action with respect to the transaction in its discretion.
Transactions with Related Persons
There were no related party transactions during fiscal year 2020.
Director Independence
The Board has determined that all of our directors, except Mr. Wilson, are “independent” for purposes of the NYSE listing requirements and under our Corporate Governance Guidelines. Mr. Wilson, our President and Chief Executive Officer, is an employee and therefore not “independent.” The Board considered transactions and relationships, both direct and indirect, between each director (and his or her immediate family) and the Company and its subsidiaries and affirmatively determined that none of Ms. Ashkenazi, Dr. Balser, Ms. Bruner, Mr. Butel, Ms. Dugan, Mr. Eckert, Dr. Febbo, Mr. Illingworth, Mr. Guertin and Dr. Le Beau has any material relationship, either direct or indirect, with us other than as a director and stockholder.
Additionally, in making its determination the Board analyzed the following relationships and determined that these relationships are not inconsistent with a determination that these directors are “independent” for purposes of the NYSE listing requirements and under our Corporate Governance

Guidelines, which can be found through the “Corporate Governance” link on the Investors page on our website at www.varian.com:

•	Dr. Balser is the Chief Executive Officer of Vanderbilt University Medical Center, which is a customer of ours.

•	Mr. Eckert serves as an outside director of a company from whom we are licensing and with whom we are developing certain technology.
In addition, all members of our key Board committees, the Audit Committee, the Compensation and Leadership Development Committee, the Nominating and Corporate Governance Committee and the Ethics and Compliance Committee, are independent.
Item 14. Principal Accountant Fees and Services
The following is a summary of the fees billed or to be billed to us by PwC for professional services rendered for the fiscal years ended October 2, 2020 and September 27, 2019:

Fee Category	Fiscal Year 2020	Fiscal Year 2019
Audit Fees	$6,843,334	$5,793,031
Audit-Related Fees	$389,500	$160,460
Tax Fees	$711,732	$1,050,397
All Other Fees	$2,700	$16,880

Total Fees	$7,947,266	$7,020,768
Audit Fees
. Consist of fees billed or to be billed for professional services rendered for the annual audit of our consolidated financial statements (as well as the related attestation report on the Company’s internal control over financial reporting) and review of the interim consolidated financial statements included in our Form
10-Q
Quarterly Reports and services that PwC normally provides in connection with statutory and regulatory filings or engagements, including audit and review services provided in connection with the Company’s acquisitions.
Audit-Related Fees
. Consist of fees billed or to be billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services primarily include audit related review of the Company’s financial systems implementation.
Tax Fees
. Consist of fees billed or to be billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, tax planning, consulting and assistance on business restructuring and tax advice on mergers and acquisitions. Tax compliance fees were approximately $163,206 and $195,637 in fiscal years 2020 and 2019, respectively. All other tax fees were approximately $548,526 and $854,760 in fiscal years 2020 and 2019, respectively.
All Other Fees
. Consist of fees for products and services other than the services reported above. All Other Fees for fiscal years 2020 and 2019 were primarily related to annual subscription to accounting literature and tools.
Policy on Audit Committee
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
The Audit Committee must
pre-approve
all audit and permissible
non-audit
services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
Pre-approval
is generally requested annually and any
pre-approval
is detailed as to the particular service, which must be classified in one of the four categories of services. The Audit Committee may also, on a case-by-case
basis,
pre-approve
particular services that are not contained in the annual
pre-approval
request. Additionally, the Chair of the Audit Committee has also been delegated the authority to pre-approve
particular services, subject to ratification by the Audit Committee at the next meeting. In connection with this pre-approval
policy, the Audit Committee also considers whether the categories of pre-approved
services are consistent with the SEC rules on accountant independence.
The Audit Committee determined that PwC’s provision of these services and the fees that we paid for these services, are compatible with maintaining the independence of the independent registered public accounting firm. The Audit Committee pre-approved
all services that PwC provided in fiscal years 2020 and 2019 in accordance with the pre-approval
policy discussed above.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

•	Consolidated Statements of Earnings

•	Consolidated Statements of Comprehensive Earnings

•	Consolidated Balance Sheets

•	Consolidated Statements of Cash Flows

•	Consolidated Statements of Equity

•	Notes to the Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(2)	Consolidated Financial Statement Schedule:
The following financial statement schedule of the Registrant and its subsidiaries for fiscal years 2020, 2019 and 2018 is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Page
Schedule
II	Valuation and Qualifying Accounts	See page 144 of the Original Form 10-K
All other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or the notes thereto.

(3)	Exhibits:
The exhibits listed below are filed or incorporated by reference as part of this
Form 10-K/A.

Exhibit Number	Description

2.1	Amended and Restated Distribution Agreement, dated as of January 14, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 2 to the Registrant’s Form 8-K Current Report filed as of April 19, 1999, File No. 1-7598).

2.2	Separation and Distribution Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 2.1 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

2.3	Agreement and Plan of Merger by and among Siemens Healthineers Holding I GmbH, Falcon Sub Inc., Varian Medical Systems, Inc. and, with respect to certain provisions, Siemens Medical Solutions USA, Inc., dated as of August 2, 2020 (incorporated by reference to Exhibit No. 2.1 to the Registrant’s Form 8-K Current Report filed as of August 3, 2020, File No. 1-7598).

2.4	Letter of Support between Siemens Healthineers AG and Varian Medical Systems, Inc., dated August 2, 2020 (incorporated by reference to Exhibit No. 2.2 to the Registrant’s Form 8-K Current Report filed as of August 3, 2020, File No. 1-7598).

3.1	Registrant’s Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K Current Report filed as of August 18, 2014, File No. 1-7598).

3.2	Registrant’s By-Laws, as amended, effective September 1, 2018 (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K Current Report filed as of August 21, 2018, File No. 1-7598).

3.3	Registrant’s Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit No. 3.1 to the Registrant’s Form 8-K Current Report filed as of March 3, 2020, File No. 1-7598)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

4.2	Form of Senior Indenture, between Registrant and one or more trustees to be named (incorporated by reference to Exhibit No. 4.2 to the Registrant’s Form S-3, File No. 333-221763).

4.3	Form of Subordinated Indenture, between Registrant and one or more trustees to be named (incorporated by reference to Exhibit No. 4.3 to the Registrant’s Form-3, File No. 333-221763).

4.4	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 10-K Annual Report for the year ended September 27, 2019, File No. 1-7598).

10.1†	Form of Registrant’s Indemnity Agreement with the directors and executive officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 1999, File No. 1-7598).

10.2†	Form of Registrant’s Change in Control Agreement for Chief Executive Officer (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.3†	Form of Registrant’s Change in Control Agreement for Senior Executives (Chief Financial Officer and General Counsel) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.4†	Form of Registrant’s Change in Control Agreement for Senior Executives (other than the Chief Executive Officer, the Chief Financial Officer, and the General Counsel) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.5†	Form of Registrant’s Change in Control Agreement for Key Employees (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

Exhibit Number	Description

10.6	Employee Benefits Allocation Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Form 8-K Current Report filed as of April 19, 1999, File No. 1-7598).

10.7	Intellectual Property Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.2 to the Registrant’s Form 8-K Current Report filed as of April 19, 1999, File No. 1-7598).

10.8	Tax Sharing Agreement, dated April 2, 1999, by and among Varian Associates, Inc. (which has been renamed Varian Medical Systems, Inc.), Varian, Inc. and Varian Semiconductor Equipment Associates, Inc. (incorporated by reference to Exhibit No. 99.3 to the Registrant’s Form 8-K Current Report filed as of April 19, 1999, File No. 1-7598).

10.9†	Registrant’s Frozen Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Form 10-K Annual Report for the fiscal year ended September 29, 2000, File No. 1-7598).

10.10†	Registrant’s Amended and Restated 2005 Deferred Compensation Plan (incorporated by reference to Exhibit No. 10.2 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended January 2, 2009, File No. 1-7598).

10.11†	Registrant’s Management Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the year ended October 2, 2015, File No. 1-7598).

10.12†	Registrant’s 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended April 2, 2010, File No. 1-7598).

10.13†	Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.14†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.15†	Form of Registrant’s Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for nonqualified stock option awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.16†	Form of Registrant’s Non-Employee Director Nonqualified Stock Option Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Option Plan (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.17†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for restricted stock unit awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.18†	Form of Registrant’s Performance Unit Agreement under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (effective for performance unit awards granted to executive officers after November 8, 2015) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 8-K Current Report filed as of November 12, 2015, File No. 1-7598).

10.19†	Form of Registrant’s Grant Agreement for Deferred Stock Units under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

10.20†	Form of Registrant’s Non-Employee Grant Agreement for Deferred Stock Units (for use in Singapore) under the Registrant’s Third Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.8 of the Registrant’s Form 10-Q Quarterly Report for the quarter ended March 30, 2012, File No. 1-7598).

Exhibit Number	Description

10.21++	Loan and Security Agreement (Building Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K/A filed as of August 18, 2016, File No. 1-7598).

10.22++	First Amendment to Loan and Security Agreement (Building Loan) dated as of August 5, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent; and the Lenders referenced therein. “Lenders” includes the Registrant (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K/A filed as of August 18, 2016, File No. 1-7598).

10.23++	Loan and Security Agreement (Project Loan) dated as of July 15, 2015 by and among MM PROTON I, LLC, a Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K/A filed as of August 18, 2016, File No. 1-7598). “Lenders” includes the Registrant.

10.24++	Amendment No. One to Loan and Security Agreement (Project Loan) dated as of July 31, 2015 by and among MM PROTON I, LLC, as Borrower; JPMORGAN CHASE BANK, N.A., as Administrative Agent and Collateral Agent, and the Lenders referenced therein. (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K/A filed as of August 18, 2016, File No. 1-7598). “Lenders” includes the Registrant.

10.25	Transition Services Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.1 to the Registrants Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.26	Tax Matters Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.2 to the Registrants Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.27	Employee Matters Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.28	Intellectual Property Matters Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.29	Trademark License Agreement, dated as of January 27, 2017, by and between Registrant and Varex Imaging Corporation (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Form 8-K Current Report filed as of January 30, 2017, File No. 1-7598).

10.30†	Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed as of December 30, 2016, File No. 1-7598).

10.31†	Offer Letter between Registrant and Gary Bischoping, dated March 20, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s From 8-K Current Report filed as of April 5, 2017, File No. 1-07598).

10.32†	Form of Registrant’s Performance-based Nonqualified Stock Option Agreement under the Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

10.33†	Form of Registrant’s Time-based Nonqualified Stock Option Agreement under the Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

10.34†	Form of Registrant’s Restricted Stock Unit Agreement under the Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

Exhibit Number	Description

10.35†	Form of Registrant’s Performance Unit Agreement under the Registrant’s Fourth Amended and Restated 2005 Omnibus Stock Plan for Section 16 officers (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 8-K Current Report filed as of November 15, 2017, File No. 1-7598).

10.36†	Credit Agreement, dated as of April 3, 2018, among Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of April 4, 2018, File No. 1-7598).

10.37†	Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of December 29, 2017, File No. 1-7598).

10.38†	Form of Registrant’s Time-based Nonqualified Stock Option Agreement under the Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2018, File No. 1-7598).

10.39†	Form of Registrant’s Time Based Restricted Stock Unit Agreement under the Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan (effective for grants made prior to August 21, 2020) (incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2018, File No. 1-7598).

10.40†	Form of Registrant Performance Units Agreement under the Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K Annual Report for the year ended September 28, 2018, File No. 1-7598).

10.41	Amendment No.2 to Credit Agreement, dated November 1, 2019, by and among Registrant, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed as of November 25, 2019, File No. 1-7598).

10.42†	Form of Registrant’s Non-Employee Director Restricted Stock Unit Agreement under the Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report filed as of February 11, 2020, File No. 1-7598).

10.43†	Executive Separation Agreement by and between Registrant and John Kuo dated April 22, 2020 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 10-Q Quarterly Report filed as of August 11, 2020, File No. 1-7598).

10.44†	Change in Control Agreement between Varian Medical Systems, Inc. and Dow R. Wilson, effective as of August 1, 2020 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of August 3, 2020, File No. 1-7598).

10.45†	Change in Control Agreement between Varian Medical Systems, Inc. and J. Michael Bruff, effective as of August 1, 2020 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 8-K Current Report filed as of August 3, 2020, File No. 1-7598).

10.46†	Change in Control Agreement between Varian Medical Systems, Inc. and Kolleen T. Kennedy, effective as of August 1, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K Current Report filed as of August 3, 2020, File No. 1-7598).

10.47†	Change in Control Agreement between Varian Medical Systems, Inc. and Christopher A. Toth, effective as of August 1, 2020 (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Form 8-K Current Report filed as of August 3, 2020, File No. 1-7598).

10.48†	Form of Registrant’s Time Based Restricted Stock Unit Agreement under the Registrant’s Fifth Amended and Restated 2005 Omnibus Stock Plan (effective for grants made on and after August 21, 2020) (incorporated by reference to Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K for the period ended October 2, 2020, filed on November 25, 2020).

21	List of Subsidiaries as of November 5, 2020 (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the period ended October 2, 2020, filed on November 25, 2020).

Exhibit Number	Description

23	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 to the Registrant’s Annual Report on Form 10-K for the period ended October 2, 2020, filed on November 25, 2020).

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the period ended October 2, 2020, filed on November 25, 2020).

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the period ended October 2, 2020, filed on November 25, 2020).

101	The following financial statements from the Company’s Annual Report on Form
10-K
for the year ended October 2, 2020: (i) Consolidated Statements of Earnings, (ii) Consolidated Statements of Comprehensive Earnings, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Equity, and (vi) Notes to the Consolidated Financial Statements, tagged as blocks of text and including detailed tags (incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form
10-K
for the period ended October 2, 2020, filed on November 25, 2020).

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended October 2, 2020, formatted in Inline XBRL and contained in Exhibit 101.

†	Management contract or compensatory arrangement.
*	Filed herewith.
++	Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 1, 2021

VARIAN MEDICAL SYSTEMS, INC.

By:	/s/ J. MICHAEL BRUFF
J. Michael Bruff Senior Vice President, Finance and Chief Financial Officer