Form 10-Q
period 2021-01-01
VARIAN MEDICAL SYSTEMS INC
filed 2021-02-09
CIK 203527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
FORM 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
As of January 29, 2021, the registrant had 91,838,813 shares of common stock, par value $1 per share, outstanding.

VARIAN MEDICAL SYSTEMS, INC.
FORM 10-Q for the Quarter Ended January 1, 2021

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	January 1,	January 3,
(In millions, except per share amounts)	2021	2020
Revenues:
Product	$364.2	$421.0
Service	414.6	407.9
Total revenues	778.8	828.9
Cost of revenues:
Product	245.1	271.9
Service	174.7	190.2
Total cost of revenues	419.8	462.1
Gross margin	359.0	366.8
Operating expenses:
Research and development	72.2	67.1
Selling, general and administrative	161.9	177.0
Acquisition-related expenses	7.7	12.7
Total operating expenses	241.8	256.8
Operating earnings	117.2	110.0
Interest income	2.8	3.0
Interest expense	(1.3)	(4.7)
Other income, net	5.7	4.4
Earnings before taxes	124.4	112.7
Taxes on earnings	27.6	23.8
Net earnings	96.8	88.9
Less: Net earnings attributable to noncontrolling interests	0.3	0.7
Net earnings attributable to Varian	$96.5	$88.2
Net earnings per share - basic	$1.06	$0.97
Net earnings per share - diluted	$1.05	$0.96
Shares used in the calculation of net earnings per share:
Weighted average shares outstanding - basic	91.4	90.9
Weighted average shares outstanding - diluted	92.2	91.7

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)

	Three Months Ended
	January 1,	January 3,
(In millions)	2021	2020
Net earnings	$96.8	$88.9
Other comprehensive earnings (loss), net of tax:
Defined benefit pension and post-retirement benefit plans:
Amortization of prior service cost included in net periodic benefit cost, net of tax benefit of $0.1* and $0.0*, respectively	(0.4)	(0.2)
Amortization of net actuarial loss included in net periodic benefit cost, net of tax expense of $(0.1) and $(0.2), respectively	0.8	0.9
	0.4	0.7
Derivative instruments:
Change in unrealized loss, net of tax benefit of $1.5 and $0.0*, respectively	(4.8)	(0.1)
Reclassification adjustments, net of tax (expense) benefit of $(0.1) and $0.2, respectively	0.3	(0.6)
	(4.5)	(0.7)
Currency translation adjustment	13.0	5.1
Other comprehensive earnings	8.9	5.1
Comprehensive earnings	105.7	94.0
Less: Comprehensive earnings attributable to noncontrolling interests	0.3	0.7
Comprehensive earnings attributable to Varian	$105.4	$93.3

* Tax expense or benefit related to the periods presented are not material.

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 1,	October 2,
(In millions, except par values)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$773.3	$766.1
Trade and unbilled receivables, less allowance for credit losses of $55.2 and $52.3 at January 1, 2021 and October 2, 2020, respectively	1,029.3	1,066.1
Inventories	571.7	516.3
Prepaid expenses and other current assets	267.0	254.8
Total current assets	2,641.3	2,603.3
Property, plant and equipment, net	346.5	344.9
Operating lease right-of-use assets	119.5	121.0
Goodwill	627.7	623.9
Intangible assets	265.0	271.3
Deferred tax assets	65.4	81.5
Other assets	460.7	416.3
Total assets	$4,526.1	$4,462.2
Liabilities and Equity
Current liabilities:
Accounts payable	$206.5	$194.9
Accrued liabilities	482.7	522.4
Deferred revenues	845.7	782.2
Short-term borrowings	210.0	355.0
Total current liabilities	1,744.9	1,854.5
Long-term lease liabilities	101.7	101.1
Other long-term liabilities	431.7	421.8
Total liabilities	2,278.3	2,377.4
Commitments and contingencies (Note 8)
Equity:
Varian stockholders' equity:
Preferred stock of $1 par value: 1.0 shares authorized; none issued and outstanding	—	—
Common stock of $1 par value: 189.0 shares authorized; 91.8 and 91.2 shares issued and outstanding at January 1, 2021 and October 2, 2020, respectively	91.8	91.2
Capital in excess of par value	997.7	937.0
Retained earnings	1,225.6	1,133.0
Accumulated other comprehensive loss	(76.8)	(85.7)
Total Varian stockholders' equity	2,238.3	2,075.5
Noncontrolling interest	9.5	9.3
Total equity	2,247.8	2,084.8
Total liabilities and equity	$4,526.1	$4,462.2

See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	January 1,	January 3,
(In millions)	2021	2020
Cash flows from operating activities:
Net earnings	$96.8	$88.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Share-based compensation expense	16.7	14.9
Depreciation	16.0	15.0
Amortization of intangible assets and inventory step-up	9.8	10.2
Deferred taxes	14.9	1.8
Gain on equity investments	(9.2)	(1.4)
Change in fair value of contingent consideration	0.2	8.8
Other, net	1.3	0.9
Changes in assets and liabilities, net of effects of acquisitions:
Trade and unbilled receivables	29.1	29.5
Inventories	(52.5)	(44.9)
Prepaid expenses and other assets	3.6	6.3
Accounts payable	8.0	(32.7)
Accrued liabilities and other long-term liabilities	(64.2)	(42.1)
Deferred revenues	70.9	57.4
Net cash provided by operating activities	141.4	112.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(16.8)	(22.6)
Acquisitions, net of cash acquired	(0.5)	(1.7)
Purchase of equity and notes receivable in privately-held companies	(10.3)	—
Sale of equity investments	—	9.2
Net cash used in investing activities	(27.6)	(15.1)
Cash flows from financing activities:
Repurchases of common stock	—	(43.8)
Proceeds from issuance of common stock to employees	52.4	19.7
Tax withholdings on vesting of equity awards	(7.6)	(3.6)
Borrowings under credit facility agreement	—	11.0
Repayments under credit facility agreement	—	(11.0)
Net (repayments) borrowings under the credit facility agreements with maturities less than 90 days	(145.0)	132.0
Other	—	(0.9)
Net cash (used in) provided by financing activities	(100.2)	103.4
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(6.3)	(2.8)
Net increase in cash, cash equivalents, and restricted cash	7.3	198.1
Cash, cash equivalents, and restricted cash at beginning of period	785.8	544.1
Cash, cash equivalents, and restricted cash at end of period	$793.1	$742.2
See accompanying notes to the condensed consolidated financial statements.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock
(In millions)	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Varian Stockholders' Equity	Noncontrolling Interests	Total Equity
Balance at October 2, 2020	91.2	$91.2	$937.0	$1,133.0	$(85.7)	$2,075.5	$9.3	$2,084.8
Impact of adopting ASU 2016-13 (see Note 1)	—	—	—	(3.9)	—	(3.9)	—	(3.9)
Net earnings	—	—	—	96.5	—	96.5	0.3	96.8
Other comprehensive earnings	—	—	—	—	8.9	8.9	—	8.9
Issuance of common stock	0.6	0.6	51.8	—	—	52.4	—	52.4
Tax withholdings on vesting of equity awards	—	—	(7.6)	—	—	(7.6)	—	(7.6)
Share-based compensation expense	—	—	16.5	—	—	16.5	—	16.5
Other	—	—	—	—	—	—	(0.1)	(0.1)
Balances at January 1, 2021	91.8	$91.8	$997.7	$1,225.6	$(76.8)	$2,238.3	$9.5	$2,247.8

Balances at September 27, 2019	90.8	$90.8	$845.6	$934.0	$(102.1)	$1,768.3	$9.3	$1,777.6
Net earnings	—	—	—	88.2	—	88.2	0.7	88.9
Other comprehensive earnings	—	—	—	—	5.1	5.1	—	5.1
Issuance of common stock	0.3	0.3	20.7	—	—	21.0	—	21.0
Tax withholdings on vesting of equity awards	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Share-based compensation expense	—	—	14.7	—	—	14.7	—	14.7
Repurchases of common stock	(0.4)	(0.4)	(7.0)	(39.0)	—	(46.4)	—	(46.4)
Balances at January 3, 2020	90.7	$90.7	$870.4	$983.2	$(97.0)	$1,847.3	$10.0	$1,857.3

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

Proposed Acquisition by Siemens Healthineers
On August 2, 2020, VMS, Siemens Healthineers Holding I GmbH, a company organized under the laws of Germany (“Siemens Healthineers”), Falcon Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Siemens Healthineers (“Merger Sub”), and, with respect to certain provisions, Siemens Medical Solutions USA, Inc., a Delaware corporation ( the “Guarantor”), entered into a Merger Agreement and Plan of Merger, dated as of August 2, 2020 (the “Merger Agreement”), pursuant to which, on the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into VMS (the "Merger"), with VMS surviving the Merger as a wholly-owned subsidiary of Siemens Healthineers. Under the terms of the Merger Agreement, which has been unanimously approved by VMS' Board of Directors, Siemens Healthineers will acquire all outstanding shares of VMS for $177.50 per share in cash, in a transaction valued at approximately $16.4 billion on a fully diluted basis. The Merger is expected to close in the first half of calendar year 2021, subject to receipt of specified regulatory approvals and other customary closing conditions. On October 15, 2020, VMS' stockholders approved and adopted the Merger Agreement. Under the terms of the Merger Agreement, if the Merger Agreement is terminated by VMS or Siemens Healthineers under certain specified circumstances, a termination fee of $450.0 million in cash may be payable by VMS to Siemens Healthineers. The Merger Agreement also provides that a reverse termination fee of $450.0 million or $925.0 million in cash may be payable by Siemens Healthineers to VMS if the Merger Agreement is terminated by VMS or Siemens Healthineers under certain specified circumstances.

Basis of Presentation
The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of October 2, 2020, was derived from audited financial statements as of that date, but does not include all disclosures required by GAAP. These condensed consolidated financial statements and the accompanying notes are unaudited and should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2020 (the “2020 Annual Report”).

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic and the extent and duration of the future impact on the Company's business is highly uncertain and difficult to predict. The COVID-19 pandemic has adversely impacted, and may further adversely impact, nearly all aspects of the Company’s business and markets, including its workforce and operations and the operations of its customers, suppliers, distributors and business partners. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including but not limited to revenues, gross orders, expenses, manufacturing, research and development costs, reserves and allowances, fair

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
value measurements, asset impairment charges, contingent consideration obligations and the effectiveness of the Company's hedging instruments, will depend on future developments that are highly uncertain and difficult to predict.

The Company has approximately $1.7 billion in accessible liquidity, including approximately $773 million in cash and cash equivalents and approximately $972 million available under its $1.2 billion revolving credit facility. To date, the Company has not experienced a significant decline in customer credit quality or a significant increase in requests for changes or extension of payment terms as a result of COVID-19, although management will continue to closely monitor these metrics going forward. Furthermore, the Company's ability to estimate and make certain judgments may be materially impacted by the uncertainty caused by the pandemic.

In the opinion of management, the condensed consolidated financial statements herein include adjustments necessary for a fair statement of the Company’s financial position as of January 1, 2021, and October 2, 2020, results of operations and statements of comprehensive earnings for the three months ended January 1, 2021, and January 3, 2020, statements of cash flows for the three months ended January 1, 2021, and January 3, 2020, and statements of equity for the three months ended January 1, 2021, and January 3, 2020. The results of operations for the three months ended January 1, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year or any future period.
Reclassifications
Certain reclassifications have been made to the amounts in the prior year in order to conform to the current year's presentation.
Fiscal Year
The fiscal years of the Company as reported are the 52- or 53-week periods ending on the Friday nearest September 30. Fiscal year 2021 is the 52-week period ending October 1, 2021. Fiscal year 2020 was the 53-week period that ended on October 2, 2020. The fiscal quarter ended January 1, 2021 was a 13-week period and the fiscal quarter ended January 3, 2020 was a 14-week period.
Principles of Consolidation
The condensed consolidated financial statements include those of VMS and its wholly-owned and majority-owned or controlled subsidiaries. Intercompany balances, transactions and stock holdings have been eliminated in consolidation.
Consolidation of Variable Interest Entities
For entities in which the Company has variable interests, the Company focuses on identifying which entity has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. If the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s condensed consolidated financial statements. At January 1, 2021 and October 2, 2020, the Company consolidated its non-controlling interest in a joint venture, included within its Oncology Systems business, related to the Cancer Treatment Services International ("CTSI") operations.
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

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies provided in Note 1, "Summary of Significant Accounting Policies," within Item 8 of the Company's Annual Report on Form 10-K for the year ended October 2, 2020.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Recently Adopted Accounting Pronouncements
In the first quarter of fiscal year 2021, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standard Update No. 2016-13 Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments, such as trade and unbilled receivables, loans and loan commitments, and lease receivables. The Company adopted this standard using the modified retrospective transition method. Following the adoption of ASU 2016-13, credit loss reserves are recorded when financial assets are established if credit losses are expected over the asset’s contractual life. These losses were previously expensed when it became probable that a loss would be incurred. The adoption of this standard resulted in a decrease in retained earnings as of October 3, 2020, of $3.9 million from the cumulative effect of initially applying the standards of that date. In addition, the adoption of this standard resulted in an increase in the allowance for credit losses of trade and unbilled receivables of $3.4 million and an increase in the allowance for credit losses for notes receivable of $0.5 million.
In the first quarter of fiscal year 2021, the Company adopted Accounting Standards Update No. 2018-15, Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"). The purpose of the update is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company adopted ASU 2018-15 on a prospective basis. The impact of adopting ASU 2018-15 did not have a material impact on the Company's condensed consolidated financial statements.
In the first quarter of fiscal year 2021, the Company adopted FASB Accounting Standards Update No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 changes the disclosure requirements for fair value measurements, which aims to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing fair value measurement disclosures. The impact of adopting ASU 2018-13 did not impact the Company's condensed consolidated financial statements.
Recent Accounting Standards or Updates Not Yet Effective
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the current guidance and improving the consistent application of and simplification of other areas of the guidance. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans ("ASU 2018-14"). ASU 2018-14 which modifies the disclosure requirements for employers that have sponsor defined benefit pension or other post-retirement plans by removing and adding certain disclosures for these plans. The standard is effective for the Company beginning in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance on its condensed consolidated financial statements.
2. OTHER FINANCIAL INFORMATION
Contracts with Customers
The following table provides the Company's unbilled receivables and deferred revenues from contracts with customers:

(In millions)	January 1, 2021	October 2, 2020
Unbilled receivables - current	$292.7	$306.2
Unbilled receivables - long-term (1)	94.1	68.6
Deferred revenues - current	(845.7)	(782.2)
Deferred revenues - long-term (2)	(76.3)	(68.5)
Total net unbilled receivables (deferred revenues)	$(535.2)	$(475.9)
(1)Included in other assets on the Company's Condensed Consolidated Balance Sheets.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
(2)Included in other long-term liabilities on the Company's Condensed Consolidated Balance Sheets.
During the three months ended January 1, 2021, unbilled receivables increased by $12.0 million, primarily due to the timing of billings, and deferred revenues increased by $71.3 million, primarily due to the contractual timing of billings occurring before the revenues were recognized.
During the three months ended January 1, 2021, the Company recognized revenues of $276.4 million, which were included in the deferred revenues balances at October 2, 2020. During the three months ended January 3, 2020, the Company recognized revenues of $314.5 million, which were included in the deferred revenues balances at September 27, 2019.
Unfulfilled Performance Obligations
The following table represents the Company's unfulfilled performance obligations as of January 1, 2021, and the estimated revenues expected to be recognized in the future related to these unfulfilled performance obligations:

	Fiscal Years of Revenue Recognition
(In millions)	Remainder of 2021	2022	2023	Thereafter
Unfulfilled Performance Obligations	$1,760.1	$1,944.9	$856.2	$2,449.6

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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash, cash equivalents, and restricted cash:

(In millions)	January 1, 2021	October 2, 2020
Cash and cash equivalents	$773.3	$766.1
Restricted cash - current (1)	10.3	10.2
Restricted cash - long-term (2)	9.5	9.5
Total cash, cash equivalents, and restricted cash	$793.1	$785.8
(1)Included in prepaid expenses and other current assets on the Company's Condensed Consolidated Balance Sheets.
(2)Included in other assets on the Company's Condensed Consolidated Balance Sheets.
Inventories
The following table summarizes the Company's inventories:

(In millions)	January 1, 2021	October 2, 2020
Raw materials and parts	$355.8	$322.9
Work-in-process	74.1	82.0
Finished goods	141.8	111.4
Total inventories	$571.7	$516.3

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Other Long-Term Liabilities
The following table summarizes the Company's other long-term liabilities:

(In millions)	January 1, 2021	October 2, 2020
Income taxes payable	$171.8	$170.8
Deferred income taxes	100.5	101.2
Deferred revenues	76.3	68.5
Contingent consideration	28.1	25.7
Defined benefit pension plan	19.7	19.8
Other	35.3	35.8
Total other long-term liabilities	$431.7	$421.8
Other Income, Net
The following table summarizes the Company's other income, net:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Gain on equity investments	$8.6	$1.4
Net foreign currency exchange gain (loss)	(3.8)	2.4
Other, net	0.9	0.6
Total other income, net	$5.7	$4.4

3. FAIR VALUE
Assets/Liabilities Measured at Fair Value on a Recurring Basis
In the tables below, the Company has segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

	Fair Value Measurements at January 1, 2021
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets:
Cash equivalents:
Money market funds	$87.0	$—	$—	$87.0
Equity investments	38.3	25.7	—	64.0
Available-for-sale securities:
MPTC Series B-1 Bonds	—	19.2	—	19.2
MPTC Series B-2 Bonds	—	21.1	—	21.1
APTC securities	—	5.5	—	5.5
Derivative assets	—	0.1	—	0.1
Total assets measured at fair value	$125.3	$71.6	$—	$196.9
Liabilities:
Derivative liabilities	$—	$(8.1)	$—	$(8.1)
Contingent consideration	—	—	(47.9)	(47.9)
Total liabilities measured at fair value	$—	$(8.1)	$(47.9)	$(56.0)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

	Fair Value Measurements at October 2, 2020
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Type of Instruments	(Level 1)	(Level 2)	(Level 3)	Balance
(In millions)
Assets:
Cash equivalents:
Money market funds	$148.0	$—	$—	$148.0
Equity investments	—	54.6	—	54.6
Available-for-sale securities:
MPTC Series B-1 Bonds	—	18.9	—	18.9
MPTC Series B-2 Bonds	—	20.6	—	20.6
APTC securities	—	5.4	—	5.4
Total assets measured at fair value	$148.0	$99.5	$—	$247.5

Liabilities:
Derivative liabilities	$—	$(0.1)	$—	$(0.1)
Contingent consideration	—	—	(43.1)	(43.1)
Total liabilities measured at fair value	$—	$(0.1)	$(43.1)	$(43.2)
The Company classifies its money market funds as Level 1 because they have daily liquidity, quoted prices for the underlying investments can be obtained, and there are active markets for the underlying investments. The Company's equity investments in publicly-traded companies are valued at quoted market prices at the end of each fiscal period and are classified as Level 1 if they are not subject to restrictions and Level 2 if they are currently subject to a lock-up period after the initial public offering.

The Company's Level 2 available-for-sale securities consist of bonds for the Maryland Proton Therapy Center ("MPTC") and the Alabama Proton Therapy Center (“APTC”). The observable inputs for these securities are comparable bond issues, broker/dealer quotations for the same or similar investments in active markets, and other observable inputs such as yields, credit risks, default rates, and volatility. The Company's available-for-sale securities are included in other assets on the Company's Condensed Consolidated Balance Sheets, except for amounts related to short-term interest receivable. See Note 14, "Proton Solutions Loans and Investments," for further information about the available-for-sale securities. As of January 1, 2021, and October 2, 2020, the carrying amount of the Company's money market funds, equity investments and available-for-sale securities approximated their respective fair values.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table presents the reconciliation for liabilities measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3):

(In millions)	Contingent Consideration
Balance at October 2, 2020	$(43.1)
Business combinations	(1.1)
Adjustments to business combinations in prior year	(2.8)
Adjustments due to the effect of foreign exchange	(0.7)
Change in fair value recognized in earnings	(0.2)
Balance at January 1, 2021	$(47.9)

Transfers between fair value measurement levels are recognized at the end of the reporting period.
Fair Value of Other Financial Instruments
The fair values of certain of the Company’s financial instruments, including bank deposits included in cash equivalents, trade and unbilled receivables, net of allowance for credit losses, accounts payable, and short-term borrowings approximate their carrying amounts due to their short maturities.
As of January 1, 2021, the fair value of the CPTC Loans (as defined in Note 14, "Proton Solutions Loans and Investments,") approximated its carrying value of $11.8 million. The carrying value is based on the present value of expected future cash payments discounted at a rate reflecting the nature and duration of the loans, risks involved with the California Proton Therapy Center ("CPTC"), and its industry. As a result, the CPTC Loans are categorized as Level 3. See Note 14, "Proton Solutions Loans and Investments," for further information.
The fair value of the Company's equity investments and convertible promissory notes in privately-held companies were $78.3 million and $68.2 million at January 1, 2021 and October 2, 2020, respectively. The Company measures these investments at cost, and these investments are adjusted through net earnings when they are deemed to be impaired or when there is an adjustment from observable price changes. In the three months ended January 1, 2021, the fair value of the Company’s investments in its privately-held companies decreased by $0.8 million, which is included in other income, net, in the Condensed Consolidated Statements of Earnings.
The fair value of the Company's equity investments in publicly-traded companies were $64.0 million and $54.6 million at January 1, 2021 and October 2, 2020, respectively, which are recorded in prepaid and other current assets and other assets on the Company's Condensed Consolidated Balance Sheets. In the three months ended January 1, 2021, the fair value of its investments in publicly-traded companies increased by $9.4 million, which is included in other income, net, in the Condensed Consolidated Statements of Earnings.
The fair value of the outstanding long-term notes receivable, including accrued interest, approximated their carrying value of $37.5 million and $36.7 million at January 1, 2021 and October 2, 2020, respectively, because they are based on the terms of recent comparable transactions and are categorized as Level 3. The fair value is based on the income approach by using the discounted cash flow model with key assumptions that include discount rates corresponding to the terms and risks as well as underlying cash flow assumptions. See Note 14, "Proton Solutions Loans and Investments," for information on the long-term notes receivable.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
4. RECEIVABLES
The following table summarizes the Company's trade and unbilled receivables, net, and long-term notes receivable:

(In millions)	January 1, 2021	October 2, 2020
Trade and unbilled receivables, gross	$1,189.4	$1,198.1
Allowance for credit losses	(61.2)	(58.3)
Trade and unbilled receivables, net	$1,128.2	$1,139.8
Short-term	$1,029.3	$1,066.1
Long-term (1)	$98.9	$73.7

Short-term notes receivable (1)	$11.8	$11.8
Long-term notes receivable (1) (2)	$37.5	$36.7
(1)Short-term notes receivables are included in prepaid and other assets and long-term receivables are included in other assets on the Company's Condensed Consolidated Balance Sheets.
(2)Balances include accrued interest and are recorded in other assets on the Company's Condensed Consolidated Balance Sheets.

A financing receivable represents a financing arrangement with a contractual right to receive money, on demand or on fixed or determinable dates, and that is recognized as an asset on the Company’s Condensed Consolidated Balance Sheets. The Company’s financing receivables consist of trade receivables with contractual maturities of more than one year and notes receivable. A small portion of the Company's financing trade receivables are included in short-term trade accounts receivable. As of January 1, 2021, the allowance for credit losses included $55.2 million related to short-term trade and unbilled receivables and $6.0 million related to long-term unbilled receivables. As of October 2, 2020, the allowance for credit losses included $52.3 million related to short-term trade and unbilled receivables and $6.0 million related to long-term unbilled receivables. See Note 14, "Proton Solutions Loans and Investments," for more information on the Company's short-term and long-term notes receivable balances.
The following is a rollforward of the allowance for credit losses on the Company's trade and unbilled receivables:

Three Months Ended
(In millions)	January 1, 2021
Balance at October 2, 2020	$(58.3)
Cumulative effect adjustment for adoption of ASU 2016-13 (1)	(3.4)
Provision for expected credit losses	(1.5)
Recoveries (write-offs)	2.0
Balance at January 1, 2021	$(61.2)

(1)Effective October 3, 2020, the Company adopted ASC 2016-13 using the modified retrospective method. Please see Note 1, "Summary of Significant Accounting Policies," for more information.

Upon adoption of ASC 2016-13, the Company recorded an allowance for credit losses on its short-term and long-term notes receivable balances of $0.5 million. The provision for expected credit losses on its notes receivable balances in the three months ended January 1, 2021 was not material.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
5. GOODWILL AND INTANGIBLE ASSETS
The following table summarizes the activity of goodwill by reportable operating segment:

(In millions)	Oncology Systems	Other	Total
Balance at October 2, 2020	$454.7	$169.2	$623.9
Measurement period adjustments to business combinations in prior year	0.5	—	0.5
Foreign currency translation adjustments	0.2	3.1	3.3
Balance at January 1, 2021	$455.4	$172.3	$627.7
The following table summarizes the gross carrying amount and accumulated amortization of the Company's intangible assets:

	January 1, 2021			October 2, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technologies and patents	$229.8	$(117.1)	$112.7	$228.0	$(110.9)	$117.1
Customer contracts, supplier relationships, and partner relationships	130.6	(37.6)	93.0	128.9	(34.7)	94.2
Trade names	53.1	(7.8)	45.3	53.0	(7.0)	46.0
Other	7.8	(6.3)	1.5	7.8	(6.1)	1.7
Total intangible with finite lives	421.3	(168.8)	252.5	417.7	(158.7)	259.0
In-process research and development with indefinite lives	12.5	—	12.5	12.3	—	12.3
Total intangible assets	$433.8	$(168.8)	$265.0	$430.0	$(158.7)	$271.3
Amortization expense for intangible assets was $9.8 million and $10.1 million during the three months ended January 1, 2021, and January 3, 2020, respectively.
As of January 1, 2021, the Company estimates its remaining amortization expense for intangible assets with finite lives will be as follows (in millions):

Fiscal Years:	Remaining Amortization Expense
Remainder of 2021	$27.8
2022	36.3
2023	34.9
2024	27.7
2025	22.7
Thereafter	103.1
Total remaining amortization for intangible assets	$252.5

6. BORROWINGS
The following table summarizes the Company's total short-term borrowings:

	January 1, 2021		October 2, 2020
(In millions, except for percentages)	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Short-term borrowings:
Revolving Credit Facility	$210.0	1.18%	$355.0	1.18%
Total short-term borrowings	$210.0		$355.0

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
The Credit Agreement provides that certain material domestic subsidiaries must guarantee the Revolving Credit Facility, subject to certain limitations on the amount secured. As of January 1, 2021, no subsidiary guarantees were required to be executed under the Credit Agreement.
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
Other Borrowings
VMS’s Japanese subsidiary (“VMS KK”) has an unsecured uncommitted credit agreement with Sumitomo that enables VMS KK to borrow and have outstanding at any given time a maximum of 3.0 billion Japanese Yen (the “Sumitomo Credit Facility”). In February 2020, the Sumitomo Credit Facility was extended and will expire on March 1, 2021. Borrowings under the Sumitomo Credit Facility accrue interest based on the basic loan rate announced by the Bank of Japan plus a margin of 0.5%. As of January 1, 2021, the Company did not have an outstanding principal balance on its Sumitomo Credit Facility.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company measures all derivatives at fair value on the Condensed Consolidated Balance Sheets. The accounting for gains or losses resulting from changes in the fair value of those derivatives depends upon the use of the derivative and whether it qualifies for hedge accounting.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The fair value of derivative instruments reported on the Company's Condensed Consolidated Balance Sheets were as follows:

		January 1, 2021	October 2, 2020
(In millions)	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued liabilities	$(6.0)	$(0.1)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid expenses and other current assets	0.1	—
Foreign exchange forward contracts	Accrued liabilities	(2.1)	—
Total derivatives		$(8.0)	$(0.1)
Cash Flow Hedging Activities
The Company had the following outstanding foreign currency forward contracts that were entered into to hedge forecasted revenues and designated as cash flow hedges:

	January 1, 2021	October 2, 2020
(In millions)	Notional Value Sold
Australian Dollar	$14.7	$19.3
Euro	87.1	117.3
Japanese Yen	47.0	61.0
	$148.8	$197.6

The following table presents the amounts, before tax, recognized in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets:

	Loss Recognized in Other Comprehensive Earnings (Loss)
	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Foreign currency forward contracts	$(6.3)	$(0.1)

As of January 1, 2021, the net unrealized loss on derivatives, before tax, of $6.0 million was included in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets and is expected to be reclassified into net earnings over the next 12 months.
The effect of cash flow hedge accounting on the Condensed Consolidated Statements of Earnings was as follows:

	Location and Amount Recognized in Earnings on Cash Flow Hedging Relationships
	Three Months Ended
	January 1, 2021	January 3, 2020
(In millions)	Revenues	Revenues
Total amounts of income and expense line items presented in the Condensed Consolidated Statements of Earnings in which the effects of fair value and cash flow hedges are recorded	$778.8	$828.9
Gain on cash flow hedge relationships:
Foreign currency forward contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into net earnings	$(0.4)	$0.8

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

The notional amount of the Company's outstanding foreign currency forward contracts relating to balance sheet hedging activities:

(In millions)	January 1, 2021	October 2, 2020
Notional value sold	$576.6	$459.7
Notional value purchased	$139.8	$117.5
The following table presents the gains recognized in the Condensed Consolidated Statements of Earnings related to the foreign currency forward contracts that are not designated as hedging instruments.

Location of Loss Recognized in Net Earnings on Derivative Instruments	Amount of Loss Recognized in Net Earnings on Derivative Instruments
	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Other income, net	$(19.6)	$(5.0)
The gains (losses) on these derivative instruments were significantly offset by the gains (losses) resulting from the re-measurement of monetary assets and liabilities denominated in currencies other than the U.S. Dollar functional currency.
8. COMMITMENTS AND CONTINGENCIES
Product Warranty
The following table reflects the changes in the Company’s accrued product warranty:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Accrued product warranty, at beginning of period	$38.9	$43.2
Charged to cost of revenues	16.7	20.8
Actual product warranty expenditures	(16.8)	(17.8)
Accrued product warranty, at end of period	$38.8	$46.2
Accrued product warranty was included in accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheets.
Leases
The following table summarizes the components of the Company's lease cost:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Operating lease cost	$8.6	$7.8
Finance lease cost:
Amortization of right-of-use assets	0.2	0.1
Interest on lease liabilities	0.1	0.1
Variable lease cost	3.7	4.5
Total lease cost	$12.6	$12.5

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The following table summarizes the supplemental cash flow information related to the Company's operating leases:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$8.7	$8.8
The following table summarizes supplemental balance sheet information related to the Company's operating and finance leases:

	January 1,	October 2,
(In millions)	2021	2020
Operating leases:
Operating right-of-use assets	$119.5	$121.0

Accrued liabilities	$27.2	$27.2
Long-term lease liabilities	101.7	101.1
Total lease liabilities	$128.9	$128.3
Finance leases:
Property, plant, and equipment, net	$10.6	$11.5

Accrued liabilities	$3.1	$3.4
Other long-term liabilities	8.5	8.7
Total lease liabilities	$11.6	$12.1

The following table summarizes the weighted lease term and discount rate by operating and finance leases:

January 1, 2021
Weighted average remaining lease term in years
Operating leases	7.0
Finance leases	4.0
Weighted average discount rate
Operating leases	4.9%
Finance leases	3.9%

As of January 1, 2021, the future minimum lease payments are as follows:

(In millions)	Operating Leases	Finance leases
Remainder of 2021	$25.3	$2.9
2022	28.3	3.3
2023	22.4	3.3
2024	16.3	1.3
2025	12.9	0.8
Thereafter	56.8	0.9
Total minimum lease payments	$162.0	$12.5
Less: imputed interest	33.1	0.9
Total lease liability	$128.9	$11.6

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Lessor Arrangements
The Company leases some of its equipment to certain customers through operating leases, which generally have a term of 10 to 17 years. As of January 1, 2021, the Company had $27.1 million and $10.0 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. As of October 2, 2020, the Company had $26.5 million and $9.1 million included in property, plant and equipment and accumulated depreciation, respectively, related to equipment leased to customers. The Company recorded income of $2.6 million and $2.5 million during the three months ended January 1, 2021 and January 3, 2020 on these equipment leases.
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

As of January 1, 2021, and October 2, 2020, the Company had accrued $3.9 million and $4.0 million, respectively, net of third parties' indemnification obligations, for environmental remediation liabilities. The Company believes its reserve is adequate; however, as the scope of the Company’s obligations becomes more clearly defined, the Company may modify the reserve, and charge or credit future earnings accordingly. Based on information currently known to management, management believes the costs of these environmental-related matters are not reasonably likely to have a material adverse effect on the consolidated financial statements of the Company in any one fiscal year.
The Company also reimburses certain third parties for cleanup activities. The amount the Company spent on environmental cleanup costs, third-party claim costs, project management costs and legal costs in the three months ended January 1, 2021, and January 3, 2020, was not material.
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
Other Matters
On October 16, 2018, Best Medical International, Inc. sued the Company in U.S. District Court in the District of Delaware, alleging infringement of four patents related to treatment planning. The Company intends to defend the suit vigorously. The suit is in the discovery stage, the parties have completed mediation, and a trial date is currently scheduled for April 2022. At January 1, 2021, the Company has accrued $8.5 million representing its best estimate of the loss that may result from this action. The ultimate outcome of this matter is uncertain and may result in a materially different outcome.

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
Restructuring Charges

2020 Restructuring Plan
In the third quarter of fiscal year 2020, the Company implemented a global workforce reduction ("2020 Restructuring plan"), as part of the Company's plan to enhance operational performance through productivity initiatives in response to the impact of the COVID-19 pandemic.
The table below shows the activity of the 2020 Restructuring plan:

(in millions)	October 2, 2020	Restructuring Charges	Cash Payments	January 1, 2021
2020 Restructuring plan	$6.7	$0.7	$(3.0)	$4.4

The remaining balance of $4.4 million is expected to be paid in fiscal year 2021. The Company does not expect to incur additional restructuring charges under this plan. The restructuring charges are included in selling, general and administrative in the Condensed Consolidated Statements of Earnings.
9. RETIREMENT PLANS
The Company sponsors multiple defined benefit pension plans for regular full-time employees in Germany, Japan, India, Switzerland and the United Kingdom. The Company also sponsors a post-retirement benefit plan that provides healthcare benefits to certain eligible retirees in the United States.
The components of net periodic benefit costs were as follows:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Defined Benefit Plans
Service cost	$3.3	$2.5
Interest cost	0.5	0.5
Expected return on plan assets	(1.9)	(1.9)
Amortization of prior service cost	(0.4)	(0.2)
Recognized actuarial loss	0.9	1.1
Net periodic benefit cost	$2.4	$2.0

10. INCOME TAXES
The Company’s effective tax rate was 22.2% and 21.0% for the three months ended January 1, 2021, and January 3, 2020, respectively. The Company's effective tax rate was higher for the three months ended January 1, 2021, as compared to the year-ago period, primarily because of a shift in the geographic mix of earnings, partially offset by a greater benefit from discrete items, primarily the tax benefit from an excess deduction related to stock-based compensation.

The Company’s effective income tax rate differs from the U.S. federal statutory rate primarily because the Company’s foreign earnings are taxed at rates that are, on average, lower than the U.S. federal rate, and because the Company’s domestic earnings are subject to state income taxes. The total amount of unrecognized tax benefits did not materially change during the three months ended January 1, 2021; however, the amount of unrecognized tax benefits has increased as a result of positions taken during the current and prior years and has decreased as the result of the expiration of the statutes of limitation in various jurisdictions.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
11. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. Share repurchases under the Company's authorizations may be made in open market purchases, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and may be made from time to time in one or more blocks. All shares that were repurchased under the Company's share repurchase programs have been retired. As of January 1, 2021, approximately 1.6 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. At the beginning of the third quarter of fiscal year 2020, as a precautionary measure due to the COVID-19 pandemic, the Company paused its share repurchase program. The Company repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020
Number of shares	—	0.3
Average repurchase price per share	$—	$139.67
Total cost of shares repurchased	$—	$46.4
Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss by component and related tax effects are summarized as follows:

(In millions)	Net Unrealized Gains Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at October 2, 2020	$(46.9)	$(0.1)	$(38.7)	$(85.7)
Other comprehensive earnings (loss) before reclassifications	—	(6.3)	13.0	6.7
Amounts reclassified out of other comprehensive earnings (loss)	0.4	0.4	—	0.8
Tax benefit	—	1.4	—	1.4
Balance at January 1, 2021	$(46.5)	$(4.6)	$(25.7)	$(76.8)

(In millions)	Net Unrealized Gains (Losses) Defined Benefit Pension and Post-Retirement Benefit Plans	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at September 27, 2019	$(61.7)	$2.1	$(42.5)	$(102.1)
Other comprehensive earnings (loss) before reclassifications	—	(0.1)	5.1	5.0
Amounts reclassified out of other comprehensive earnings (loss)	0.9	(0.8)	—	0.1
Tax (expense) benefit	(0.2)	0.2	—	—
Balance at January 3, 2020	$(61.0)	$1.4	$(37.4)	$(97.0)

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The amounts reclassified, before taxes, out of other comprehensive earnings into the Condensed Consolidated Statements of Earnings, with line item location, during each period were as follows:

(In millions)	Three Months Ended
Other Comprehensive Earnings Components	January 1, 2021	January 3, 2020	Line Item in Statements of Earnings
Unrealized loss on defined benefit pension and post-retirement benefit plans	$(0.4)	$(0.9)	Other income, net
Unrealized earnings (loss) on cash flow hedging instruments	(0.4)	0.8	Revenues
Total amounts reclassified out of other comprehensive earnings	$(0.8)	$(0.1)

12. EMPLOYEE STOCK PLANS
The table below summarizes the share-based compensation expense recognized for employee stock awards and employee stock purchase plan shares:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Cost of revenues - Product	$1.0	$0.8
Cost of revenues - Service	1.6	1.3
Research and development	1.9	1.2
Selling, general and administrative	12.2	11.6
Total share-based compensation expense	$16.7	$14.9
Income tax benefit for share-based compensation	$(3.3)	$(2.9)
The fair value of stock options and performance stock options granted was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 1, 2021	January 3, 2020
Employee Stock Option Plans (1)
Expected term (in years)	—	3.8
Risk-free interest rate	—%	1.6%
Expected volatility	—%	26.0%
Expected dividend	—%	—%
Weighted average fair value at grant date (2)	$—	$29.42
(1)The Company did not grant stock options to its employees in the period ending January 1, 2021.
(2)Excludes the fair value of the market condition based on relative total shareholder return for the performance stock options granted during the period.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

The option component of employee stock purchase plan shares was estimated at the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended
	January 1, 2021	January 3, 2020
Employee Stock Purchase Plan
Expected term (in years)	0.50	0.50
Risk-free interest rate	0.1%	1.6%
Expected volatility	2.4%	26.4%
Expected dividend	—%	—%
Weighted average fair value at grant date	$27.10	$27.58

The activity for stock options and performance stock options is summarized as follows:

	Options Outstanding
(In millions, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (1)
Balance at October 2, 2020	1.9	$110.79
Cancelled or expired	(0.1)	108.59
Exercised	(0.5)	97.90
Balance at January 1, 2021	1.3	$115.67	4.5	$78.8
Exercisable at January 1, 2021	0.6	$99.56	3.5	$47.8
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, which is computed based on the difference between the exercise price and the closing price of VMS common stock of $175.01 as of December 31, 2020, the last trading date of the first quarter of fiscal year 2021, and represents the amount that would have been received by the option holders had all option holders exercised their options and sold the shares received upon exercise as of that date.
As of January 1, 2021, there was $12.3 million of total unrecognized compensation expense related to stock options and performance stock options granted under the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.6 years.
As of January 1, 2021, there was $1.7 million of total unrecognized compensation expense related to cash-settled stock appreciation rights granted outside of the Company's employee stock plans. This unrecognized compensation expense is expected to be recognized over a weighted average period of 1.8 years.
The activity for restricted stock units, deferred stock units and performance units is summarized as follows:

(In millions, except per share amounts)	Number of Shares	Weighted Average Grant-Date Fair Value
Balance at October 2, 2020	0.7	$133.82
Granted	0.3	173.51
Vested	(0.1)	129.34
Cancelled or expired	—	119.34
Balance at January 1, 2021	0.9	$148.44

As of January 1, 2021, unrecognized compensation expense totaling $89.4 million was related to awards of restricted stock units, deferred stock units and performance units granted under the Company's employee stock plans. This unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.4 years.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share:

	Three Months Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020
Net earnings	$96.8	$88.9
Less: Net earnings attributable to noncontrolling interests	0.3	0.7
Net earnings attributable to Varian	$96.5	$88.2

Denominator:
Weighted average shares outstanding - basic	91.4	90.9
Dilutive effect of potential common shares	0.8	0.8
Weighted average shares outstanding - diluted	92.2	91.7
Net earnings per share attributable to Varian - basic	$1.06	$0.97
Net earnings per share attributable to Varian - diluted	$1.05	$0.96
Anti-dilutive employee share-based awards, excluded	—	0.8

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
The following table lists the Company's notes receivable, including accrued interest, senior secured debt, available-for-sale securities, loans outstanding and future commitments for funding the development, construction and operation of various proton therapy centers:

	January 1, 2021	October 2, 2020
(In millions)	Balance	Balance
Notes Receivable and Secured Debt: (1)
NYPC loan	$35.7	$34.9
RPTC senior secured debt	26.4	25.2
Proton International LLC loan	1.8	1.8
	$63.9	$61.9
Available-For-Sale Securities: (1)
MPTC Series B-1 Bonds	$19.2	$18.9
MPTC Series B-2 Bonds	21.1	20.6
APTC securities	5.5	5.4
	$45.8	$44.9
CPTC Loans:
CPTC Loans (2)	$11.8	$11.8
(1)Included in other assets at January 1, 2021, and October 2, 2020, on the Company's Condensed Consolidated Balance Sheets, except for amounts related to short-term interest receivable.
(2)Included in prepaid and other current assets at January 1, 2021 and October 2, 2020, on the Company's Condensed Consolidated Balance Sheets.
Alabama Proton Therapy Center ("APTC") Securities
In December 2017, the Company purchased $6.0 million in Subordinate Revenue Bonds, which financed the APTC. The Subordinate Revenue Bonds carry an interest rate of 8.5% and pay interest semi-annually. In fiscal year 2020, the Company

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
recorded a $0.9 million impairment charge on the Subordinate Revenue Bonds. The Company is scheduled to start receiving annual principal payments on the Subordinate Revenue Bonds beginning on November 1, 2022. The Subordinate Revenue Bonds will mature on October 1, 2047.
At January 1, 2021, and October 2, 2020, the Company had $7.2 million and $6.9 million in trade and unbilled receivables, respectively, which included $5.7 million in long-term unbilled receivables for both periods from APTC.
Rinecker Proton Therapy Center ("RPTC") Senior Secured Debt
In July 2017, the Company purchased the outstanding senior secured debt related to the RPTC in Munich, Germany for €21.5 million, or $24.5 million. By purchasing the senior secured debt, the Company has a right to approximately 77 million Euros in claims against all of RPTC's assets. In September 2017, the management of RPTC filed for bankruptcy in Germany. In January 2018, the final insolvency proceedings commenced, and in December 2019 the center closed for clinical operations and decommissioning began. Upon finalization of bankruptcy proceedings, the Company believes it is probable it will recover the outstanding senior secured debt balance and trade accounts receivable, net. The Company classified its senior secured debt as long-term other assets because it expects the bankruptcy proceedings to be completed in more than one year.
At January 1, 2021, and October 2, 2020, the Company had $4.1 million and $4.2 million, respectively, in long-term trade receivables, net, from RPTC, which does not include any unbilled receivables.
New York Proton Center ("NYPC") Loan
In July 2015, the Company committed to loan up to $91.5 million to MM Proton I, LLC, the project developer of the NYPC. In June 2016, the Company assigned $73.0 million of this loan to Deutsche Bank AG. The remaining balance is comprised of an $18.5 million “Subordinate Loan” with a six-and-a-half-year term at up to 13.5% interest. In December 2019, the interest rate on the loan was reduced to 10%, effective May 1, 2019. As of January 1, 2021, the Subordinate Loan was $35.7 million, including accrued interest. The principal balance and accrued interest on the Subordinate Loan are due in full at maturity in January 2022.
At January 1, 2021 and October 2, 2020, the Company had $8.3 million and $20.0 million, respectively, in trade and unbilled receivables, which included $1.0 million and $5.0 million in unbilled receivables, respectively, from NYPC.
Maryland Proton Treatment Center ("MPTC") Securities
In August 2018, MPTC refinanced its then outstanding subordinated debt, including accrued interest, and notes receivable balances. As part of the refinancing, in exchange for its then outstanding subordinated loan, the Company received $22.9 million in Subordinate Revenue Bonds ("MPTC Series B-2 Bonds") that carry an interest rate of 8.5% per annum with interest accruing up to the MPTC Series B-2 Bonds face amount of $33.9 million until January 1, 2022, and then will pay cash interest semi-annually. The MPTC Series B-2 Bonds will mature on January 1, 2049. In exchange for its outstanding deferred equipment payment arrangement, the Company also received $6.0 million in cash and $25.0 million in Subordinate Revenue Bonds ("MPTC Series B-1 Bonds") that carry an interest rate of 7.5% with interest accruing up to the MPTC Series B-1 Bonds face amount of $32.0 million until January 1, 2022, and then will pay cash interest semi-annually. In fiscal year 2020, the Company recorded $16.9 million in impairment charges on its MPTC Series B-1 Bonds and MPTC Series B-2 Bonds. The MPTC Series B-1 Bonds will mature on January 1, 2048. The MPTC Series B-1 Bonds are senior in right and time to the MPTC Series B-2 Bonds.
At both January 1, 2021 and October 2, 2020, the Company had $0.6 million in net trade and unbilled receivables, respectively, from MPTC.
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
On the Closing Date, the Lenders entered into a Credit Agreement with Original CPTC of which the terms of the Original CPTC Loans, DIP Facility and accrued interest (collectively “Former Loans”) have been modified. In addition to the partially satisfied Original CPTC Loans reinstated by the Bankruptcy Court, the Company received a 47.08% equity ownership in CPTC, which it sold for a nominal amount in March 2019. Original CPTC has assigned all its Former Loans to CPTC at an amount of $112.0 million, the partially satisfied loan balance. Per the terms of the Credit Agreement, the Company's portion of the $112.0 million is $53.5 million; the remainder is allocated between ORIX and J.P. Morgan. The $53.5 million is composed of four tranches: Tranche A of $2.0 million, Tranche B of $7.2 million, Tranche C of $15.6 million, and Tranche D of $28.7 million (collectively, the "Term Loan"). The original maturity date of the Term Loan was three years from the Closing Date. The Term Loan is secured by the assets of CPTC.
In addition, the Lenders have committed to lend up to $15.0 million in a Revolving Loan with an original maturity date of one year from the Closing Date. The Company's share of the funding commitment from the Revolving Loan is $7.2 million, and as of January 1, 2021, the Company has fully funded the Revolving Loan.
In December 2020, the Lenders granted an extension of the maturity date of both the Term Loan and Revolving Loan to December 31, 2021.
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
Primarily as a result of the COVID-19 pandemic, during March and April 2020, CPTC suffered material negative impacts to its operating plan, including declines in current and projected patient volume and delays in partnership with a significant clinical partner. Therefore, the Company concluded it was no longer probable that it will collect the amounts owed under the Term Loan and Revolving Loan (collectively "CPTC Loans") when due and recorded a $40.5 million impairment charge to its CPTC Loans using the probability weighted expected return model, utilizing management's assumptions of different outcomes, in the Condensed Consolidated Statements of Earnings in the second quarter of fiscal year 2020. As a result of this impairment charge, the CPTC Loans were written down to their estimated fair value of $10.0 million. As of January 1, 2021, the fair value of the CPTC Loans was $11.8 million.
At both January 1, 2021, and October 2, 2020, the Company had $3.1 million in trade receivables, net, from CPTC.
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

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
The following table summarizes select financial results for each reportable segment:

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Revenues
Oncology Systems	$744.5	$782.4
Proton Solutions	25.6	27.6
Total reportable segments	770.1	810.0
Other	8.7	18.9
Total Company	$778.8	$828.9
Earnings before taxes
Oncology Systems	$142.0	$136.4
Proton Solutions	(10.5)	(14.3)
Total reportable segments	131.5	122.1
Other	(5.3)	2.8
Unallocated corporate	(9.0)	(14.9)
Operating earnings	117.2	110.0
Interest income (expense), net	1.5	(1.7)
Other income, net	5.7	4.4
Total Company	$124.4	$112.7
Disaggregation of Revenues
The Company disaggregates its revenues from contracts by major product categories, geographic region, and by timing of revenue recognition for each of its reportable operating segments, as the Company believes this best depicts how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See details in the tables below.
Revenues by Product Type

	Three Months Ended
Total Revenues by Product Type	January 1,	January 3,
(In millions)	2021	2020
Hardware
Oncology Systems	$279.8	$320.0
Proton Solutions	15.6	20.1
Other	8.7	18.9
Total Hardware	304.1	359.0
Software (1)
Oncology Systems	142.8	148.8
Proton Solutions	1.4	—
Total Software	144.2	148.8
Service
Oncology Systems	321.9	313.6
Proton Solutions	8.6	7.5
Total Service	330.5	321.1
Total Revenues	$778.8	$828.9
(1) Includes software support agreements that are recorded in revenues from service, and software licenses that are recorded in revenues from product in the Condensed Consolidated Statements of Earnings.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
Revenues by Geographical Region

	Three Months Ended
Total Revenues by Geographical Region	January 1,	January 3,
(In millions)	2021	2020
Americas
Oncology Systems	$332.5	$378.9
Proton Solutions	11.3	16.9
Other	5.2	6.4
Total Americas	349.0	402.2
EMEA
Oncology Systems	254.2	259.8
Proton Solutions	11.9	10.3
Other	1.5	2.8
Total EMEA	267.6	272.9
APAC
Oncology Systems	157.8	143.7
Proton Solutions	2.4	0.4
Other	2.0	9.7
Total APAC	162.2	153.8
Total Revenues	$778.8	$828.9
North America (1)
Oncology Systems	$313.1	$355.2
Proton Solutions	11.3	16.9
Other	5.2	6.4
Total North America	329.6	378.5
International
Oncology Systems	431.4	427.2
Proton Solutions	14.3	10.7
Other	3.5	12.5
Total International	449.2	450.4
Total Revenues	$778.8	$828.9
(1)North America primarily includes the United States and Canada.
Revenues by Timing of Revenue Recognition

	Three Months Ended
Timing of revenue recognition	January 1,	January 3,
(In millions)	2021	2020
Products transferred at a point in time
Oncology Systems	$338.5	$382.0
Proton Solutions	1.4	—
Other	8.7	18.9
Total products transferred at a point in time	348.6	400.9
Products and services transferred over time
Oncology Systems	406.0	400.4
Proton Solutions	24.2	27.6
Total products and services transferred over time	430.2	428.0
Total Revenues	$778.8	$828.9

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)
16. BUSINESS COMBINATIONS
Business Combinations in Fiscal Year 2021
The Company completed an acquisition related to its Oncology Systems business that was not material in the first quarter of fiscal year 2021, which was comprised of intangible assets acquired and contingent consideration. The Company has included this acquisition in its Oncology Systems business. The purchase accounting for this transaction is not yet finalized.

Measurement Period Adjustments
In the first quarter of fiscal year 2021, the Company recorded a measurement period adjustment of $0.5 million to the fair value of the purchase consideration of a business combination that occurred in the fourth quarter of fiscal year 2020. The adjustment consisted of an increase to goodwill and a corresponding increase to the fair value of the contingent consideration liability.
Business Combinations in Fiscal Year 2020
During fiscal year 2020, the Company acquired a distributor of radiotherapy equipment, for a purchase price of $32.7 million, which consisted of $25.5 million in cash consideration, $5.8 million of contingent consideration and $1.4 million in other consideration. The purchase price primarily consisted of $13.1 million in goodwill and $12.1 million in finite-lived intangible assets. The Company has included this acquisition in its Oncology Systems business. The goodwill for this acquisition is not deductible for income tax. The purchase accounting for this transaction is not yet finalized.
The Company also completed five other acquisitions which had an aggregate purchase price of $11.5 million. The Company has included these acquisitions in its Oncology Systems business. The purchase accounting for some of these transactions is not yet finalized.

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

The Company incurred transaction costs of $7.5 million and $3.9 million during the three months ended January 1, 2021 and January 3, 2020, respectively.

VARIAN MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by, and information currently available to the management of the Company. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements or management’s current expectations due to the factors cited in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Risk Factors listed under Part II, Item 1A of this Quarterly Report on Form 10-Q, and other factors described from time to time in our other filings with the SEC, or other reasons. For this purpose, statements concerning: the continuing impact of the COVID-19 pandemic on our business, including but not limited to, the impact on our workforce, operations, supply chain, demand for our products and services, and our financial results and condition; our ability to successfully manage the challenges associated with the COVID-19 pandemic; our ability to achieve expected synergies from acquisitions; risks associated with integrating recent acquisitions; global economic conditions and changes to trends for cancer treatment regionally; currency exchange rates and tax rates; the impact of the Tax Cuts and Jobs Act; the impact of the Affordable Health Care for America Act (including excise taxes on medical devices) and any further healthcare reforms (including changes to Medicare and Medicaid), and/or changes in third-party reimbursement levels; tariffs and exclusions therefrom, cross-border trade restrictions; demand for and delays in delivery of the company’s products; the company’s ability to develop, commercialize and deploy new products; the company’s ability to meet Food and Drug Administration (FDA) and other regulatory requirements, regulations or procedures; changes in regulatory environments; risks associated with the company providing financing for the construction and start-up operations of particle therapy centers, challenges associated with commercializing the company’s Proton Solutions business; challenges to public tender awards and the loss of such awards or other orders; the effect of adverse publicity; the company’s reliance on sole or limited-source suppliers; the company’s ability to maintain or increase margins; the impact of competitive products and pricing; the potential loss of key distributors or key personnel; challenges related to entering into new business lines; the expected timing of the closing of Merger, the estimated amount of advisory fees related to the Merger; the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the failure to obtain certain required regulatory approvals or the failure to satisfy any of the other closing conditions to the completion of the Merger; risks related to disruption of management's attention from the Company's ongoing business operations due to the Merger; the effect of the announcement of the Merger on the ability of the Company to retain and hire key personnel and maintain relationships with its customers, suppliers, distributors and others with whom it does business, or on its operating results and business generally; the ability to meet expectations regarding the timing and completion of the Merger; risks associated with Merger-related litigation; and any statements using the terms “believe,” “expect,” “anticipate,” “can,” “should,” “would,” “could,” “estimate,” “may,” “intended,” “potential,” and “possible” or similar statements are forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

This discussion and analysis of our financial condition and results of operations is based upon and should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes included elsewhere in this Quarterly Report on Form 10-Q and the Consolidated Financial Statements, the Notes to the Consolidated Financial Statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Annual Report, as well as the information contained under Part I, Item 1A "Risk Factors" of the 2020 Annual Report and Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q, and other information provided from time to time in our other filings with the SEC.
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

Revenues and Orders Trends
The impact of COVID-19 on our operations has varied by region, with mixed impacts based on the geographical spread, stage of containment, and recurrence of the pandemic in each region. Our operations in China were impacted first, beginning early in the second quarter of our fiscal year 2020, followed by other parts of our Asia Pacific geography, with our EMEA and Americas geographies experiencing the initial impacts of the pandemic late in the second quarter of our fiscal year 2020. Our second quarter revenues were trending higher than the comparable second quarter fiscal 2019 period, until March 2020 when we started to experience a decline in hardware product revenues in our EMEA and Americas geographies due to the spread of COVID-19. In the third quarter of our fiscal year 2020, these trends in declining revenues continued across all of our geographies, both in comparison to the second quarter of our fiscal year 2020 and in comparison to our third quarter of fiscal 2019, with the exception of revenues from the China region, which increased with respect to both comparison periods, driven by recovery from COVID-19 in China which began at the end of the second quarter of our fiscal year 2020. In the fourth quarter of our fiscal year 2020, we experienced improvement in revenues in comparison to the third quarter of our fiscal year 2020 in all three geographies, although our total revenues decreased by 3% in comparison to the fourth quarter of our fiscal year 2019. The sequential improvement in revenues was driven primarily by fourth quarter seasonality and to some extent by recovery in our Americas and EMEA geographies and continued recovery in China and other Asia Pacific countries. We continued to experience sequential recovery globally in the first quarter of our fiscal year 2021, although total revenues decreased 6% in comparison to the first quarter of our 2020 fiscal year, at which point we had not begun to experience impacts from the COVID-19 pandemic, and decreased 8% in comparison to the fourth quarter of our fiscal year 2020 due to fourth quarter seasonality.

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

We have experienced similar trends in orders as we have in revenues. We began to experience delays in orders, primarily for capital equipment, during the second quarter of our fiscal year 2020. Orders continued to decline across most regions during the third quarter of our fiscal year 2020, with our EMEA geography experiencing the most severe negative impact to orders and our Americas geography also experiencing significant negative impacts. However, in the third quarter of our fiscal year 2020 our APAC geography experienced an increase in orders both in comparison to the second quarter of our fiscal year 2020, driven by recovery in China, and in comparison to the third quarter of our fiscal year 2019, driven by recovery in Southeast Asia and Korea. In the fourth quarter of our fiscal year 2020, we experienced significant improvement in orders compared to the third quarter of our fiscal year 2020 in all three geographies, as our customers began to resume capital purchasing activity, although our total gross orders decreased by 8% in comparison to the fourth quarter of our fiscal year 2019. We continued to experience improvement in orders globally in the first quarter of our fiscal year 2021. Total gross orders increased by 4% in comparison to the first quarter of our fiscal year 2020, although total orders did not increase sequentially quarter- over- quarter due to fourth quarter seasonality.

We are not able to accurately predict the full impact that COVID-19 will have on our future results of operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and the extent and effectiveness of containment measures imposed in different geographies, including vaccination programs. To the extent lockdown measures continue to restrict access to customer sites and delay vault construction or such measures increase in scope and duration, it could have an adverse impact on our revenues during our fiscal year 2021. In addition, a lack of coordinated COVID-19 response by the U.S. government, including with respect to vaccination programs and variants in the virus, could result in significant increases to the duration and severity of the pandemic in the United States. We expect that customer financial constraints, foreign currency headwinds, and uncertainty around the pandemic may lead our customers to continue to defer capital equipment purchases during our fiscal year 2021.

We believe that we will continue to experience improvement in both our revenues and orders over the course of our fiscal year 2021 to the extent COVID-19 impacts to our operations continue to decrease as the pandemic is controlled. We believe that our existing orders backlog, together with recurring services revenues, should soften the impact of order delays on our revenues. Based on regional machine utilization trends, beginning in the fourth quarter of our fiscal year 2020, radiation therapy treatment volume levels have been returning to historical averages in certain regions that experienced recovery from the pandemic, which we would expect to have a corresponding positive impact on hospital operating budgets; however, lockdown measures that were put in place in response to resurgence of the pandemic in several countries could negatively impact utilization trends. We expect to continue to experience some logistical, manufacturing and shipment delays, and some increased logistics-related costs for so long as COVID-19 related travel and customer site access restrictions remain in place.

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

◦As of February 9, 2021, all of our manufacturing facilities are fully operational. We have implemented stringent safety protocols at all of our manufacturing facilities, including rigorous health and safety training for all manufacturing employees and the institution of new workplace spacing requirements.

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

•We have a solid balance sheet, as of January 1, 2021, with approximately $1.7 billion in accessible liquidity, including approximately $773 million in cash and cash equivalents and approximately $972 million available under our $1.2 billion revolving credit facility. To date, we have not experienced a significant decline in customer credit quality or a significant increase in requests for changes or extension of payment terms as a result of COVID-19, although we will continue to closely monitor these metrics going forward. While our capital allocation priorities remain unchanged, as a precautionary measure we have paused our share buybacks to preserve liquidity and are focused on reducing costs to bolster our financial flexibility in light of the broad range of potential outcomes over the foreseeable future. In our third and fourth quarter of fiscal year 2020, we implemented several cost cutting measures designed to preserve liquidity, including a reduction in force that impacted approximately 3% of our work force, a temporary reduction in certain employee benefits, and requiring our employees to take mandatory paid personal leave days during a set week in each of the third quarter and fourth quarters of our fiscal year 2020 and in the first quarter of our fiscal year 2021.

Despite the challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us well to navigate through the current economic environment and continue to execute on our long-term value creation strategy.

Highlights for the Three Months Ended January 1, 2021
Financial Summary

	Three Months Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020	Change
Gross Orders	$853.7	$818.6	4%
Oncology Systems	789.4	773.8	2%
Proton Solutions	55.6	25.9	114%
Other	8.7	18.9	(54)%
Backlog	$3,381.7	$3,305.3	2%
Revenues	$778.8	$828.9	(6)%
Oncology Systems	744.5	782.4	(5)%
Proton Solutions	25.6	27.6	(7)%
Other	8.7	18.9	(54)%
Gross margin as a percentage of revenues	46.1%	44.2%	190 bps
Effective tax rate	22.2%	21.0%
Net earnings attributable to Varian	$96.5	$88.2	9%
Diluted net earnings per share	$1.05	$0.96	9%
Net cash provided by operating activities	$141.4	$112.6	26%
Number of shares repurchased	—	0.3	n/m
Total cost of shares repurchased	$—	$46.4	n/m
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

We participated in the Office of the U.S. Trade Representative (“USTR”) process to seek product-specific exclusions from the U.S. tariffs on Chinese imports. To date, USTR has granted tariff exclusions for four products: certain radiotherapy systems manufactured in China, as well as three key components of the radiation therapy systems that we manufacture in the United States: multi-leaf collimators, certain printed circuit board assemblies and tungsten shielding. We submitted an additional U.S. exclusion request in September 2019, in relation to a manufacturing component, which was ultimately not granted. In 2019, USTR granted a one-year extension to our exclusion for radiotherapy systems through December 28, 2020, which has now expired. Two additional component exclusion extensions, for multi-leaf collimators and certain printed circuit board assemblies, were granted through December 31, 2020 and only multi-leaf collimators has been further extended to March 31, 2021. One additional exclusion request, for tungsten shielding, was not extended and expired on September 19, 2020.

In June and July 2019, we submitted formal requests to the Chinese government for exclusions from the Chinese retaliatory tariffs for manufacturing inputs, service parts and radiotherapy systems imported into China from the United States. In September 2019, the Chinese government granted a tariff exclusion for medical linear accelerators, including our radiotherapy systems, which was extended through September 16, 2021. We utilize a monthly exclusion program to further mitigate the tariffs on other items. In the aggregate, these tariffs will be referred to as "U.S./China tariffs."
Restructuring Charges. In the third quarter of fiscal year 2020, we implemented a global workforce reduction, as part of our plan to enhance operational performance through productivity initiatives, in response to the impact of the COVID-19 pandemic. The Company incurred $0.7 million in restructuring charges in the first quarter of fiscal year 2021, which primarily consisted of employee severance costs. We paid $3.0 million for restructuring charges in the first quarter of fiscal year 2021. The restructuring accrual balance at January 1, 2021 was $4.4 million, and it is expected to be paid in fiscal year 2021. As of January 1, 2021, we do not expect to incur additional restructuring charges under this plan. The restructuring charges are included in selling, general and administrative in the Condensed Consolidated Statements of Earnings.

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
Currency fluctuations had approximately a $12 million favorable impact for total revenues and a $11 million favorable impact for Oncology Systems gross orders, respectively, for the three months ended January 1, 2021, compared to the year-ago period. We expect that fluctuations of non-U.S. Dollar currencies against the U.S. Dollar may continue to cause variability in our financial performance.
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

We believe that growth of the radiation oncology market in the United States could be impacted as customers’ decision-making processes are complicated by the uncertainties surrounding reimbursement rates and new models for radiotherapy and radiosurgery, such as the final rule for the alternative payment model pilot program for radiation oncology, which was released by the Centers for Medicare and Medicaid Innovation Center in September 2020. This pilot program is scheduled to commence on January 1, 2022, and is intended to test whether an episode-based payment structure would reduce Medicare expenditures. We believe that this uncertainty will likely continue in future fiscal years and could impact transaction size, timing and purchasing processes, and also contribute to increased quarterly business variability as customers recover from the COVID-19 pandemic.

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
As of January 1, 2021, we had a carrying value of $121.5 million of notes receivable, including accrued interest, senior secured debt, available-for-sale securities, and loans outstanding to Proton Solutions customers. See Note 14, "Proton Solutions Loans and Investments," of the Notes to the Condensed Consolidated Financial Statements for further information.
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
Critical Accounting Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. During the three months ended January 1, 2021, there were no significant changes except as noted below to our critical accounting policies and estimates as described in the financial statements contained in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report.

Allowance for Credit Losses
We evaluate the creditworthiness of our customers prior to authorizing shipment for all major sale transactions. Except for government tenders, group purchases and orders with letters of credit in Oncology Systems, our payment terms often require payment of a small portion of the total amount due when the customer signs the purchase order, a significant amount upon transfer of risk of loss to the customer and the remaining amount due upon completion of the installation. Following the adoption of ASU 2016-13, we record credit loss reserves to allowance for credit losses when we establish a trade or unbilled accounts receivable, if credit losses are expected over the asset's contractual life. We generally base our estimates of credit loss reserves on historical experience and adjust, as necessary, to reflect current conditions using reasonable and supportable forecasts not already reflected in the historical loss information. Further, on a quarterly basis, we evaluate aged items in our accounts receivable aging report and, if necessary, record an additional allowance in an amount we deem adequate for credit losses. If our evaluation of our customers’ financial conditions does not reflect our future ability to collect outstanding receivables, additional provisions may be needed, and our operating results could be negatively affected.

Results of Operations
Fiscal Year
Our fiscal year is the 52- or 53-week period ending on the Friday nearest September 30. Fiscal year 2021 is the 52-week period ending October 1, 2021, and fiscal year 2020 was the 53-week period that ended October 2, 2020. The fiscal quarter ended January 1, 2021 was a 13-week period and the fiscal quarter ended January 3, 2020 was a 14-week period.
Discussion of Results of Operations for the Three Months Ended January 1, 2021 Compared to the Three Months Ended January 3, 2020
Total Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change
Product	$364.2	$421.0	(13)%
Service	414.6	407.9	2%
Total Revenues	$778.8	$828.9	(6)%
Product as a percentage of total revenues	47%	51%
Service as a percentage of total revenues	53%	49%

Total product revenues decreased in the three months ended January 1, 2021, compared to the year-ago period, mostly driven by a decline in hardware product revenues from Oncology Systems due to the inability to access sites and delays to pre-installation construction activities caused by COVID-19 restrictions and, to a lesser extent, decreases in product revenues from the Other category and Proton Solutions.
Total service revenues increased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to an increase in service revenues from Oncology Systems driven by a larger install base, and from Proton Solutions as more proton centers transition to service contracts. The increase was partially offset by approximately $19 million in additional service revenues from Oncology Systems in the three months ended January 3, 2020 due to it being a 14-week period.

Revenues by geographical region	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change	Constant Currency
Americas	$349.0	$402.2	(13)%	(13)%
EMEA	267.6	272.9	(2)%	(5)%
APAC	162.2	153.8	5%	2%
Total Revenues	$778.8	$828.9	(6)%	(8)%

North America (1)	$329.6	$378.5	(13)%	(13)%
International	449.2	450.4	—%	(3)%
Total Revenues	$778.8	$828.9	(6)%	(8)%
North America as a percentage of total revenues	42%	46%
International as a percentage of total revenues	58%	54%
(1) North America primarily includes the United States and Canada.
The Americas region revenues decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to an increase in Oncology Systems and, to a lesser extent, decreases in Proton Solutions and the Other category. The EMEA region revenues decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to a decrease in Oncology Systems. The APAC region revenues increased in the three months ended January 1, 2021, as compared to the prior period, primarily due to an increase Oncology Systems, partially offset by a decrease in the Other category.
Oncology Systems Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change	Constant Currency
Product	$338.5	$382.0	(11)%	(13)%
Service	406.0	400.4	1%	—%
Total Oncology Systems Revenues	$744.5	$782.4	(5)%	(6)%
Product as a percentage of total Oncology Systems revenues	45%	49%
Service as a percentage of total Oncology Systems revenues	55%	51%
Oncology Systems revenues as a percentage of total revenues	96%	95%
Oncology Systems product revenues decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily driven by a decline in hardware product revenues due to the inability to access sites and delays to pre-installation construction activities caused by COVID-19 restrictions.
Oncology Systems service revenues, which include performance obligations for installation, training and warranty, increased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to an increase in the number of customers as the installed base of our products continues to grow. The increase was partially offset by approximately $19 million in additional service revenues in the three months ended January 3, 2020, due to it being a 14-week period.

Revenues by geographical region	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change	Constant Currency
Americas	$332.5	$378.9	(12)%	(12)%
EMEA	254.2	259.8	(2)%	(5)%
APAC	157.8	143.7	10%	6%
Total Oncology Systems Revenues	$744.5	$782.4	(5)%	(6)%

North America	$313.1	$355.2	(12)%	(12)%
International	431.4	427.2	1%	(2)%
Total Oncology Systems Revenues	$744.5	$782.4	(5)%	(6)%
North America as a percentage of total Oncology Systems revenues	42%	45%
International as a percentage of total Oncology Systems revenues	58%	55%
In the first quarter of fiscal year 2021, Oncology Systems revenues for hardware products were impacted across all regions by the inability to access sites and delays to pre-installation construction activities caused by COVID-19 restrictions.
Oncology Systems revenues decreased in the Americas region in the three months ended January 1, 2021, compared to the year-ago period, primarily due to a decrease in hardware product revenues. Oncology Systems revenues decreased in the EMEA region in the three months ended January 1, 2021, compared to the year-ago period, primarily due to decreases in revenues from hardware products and software licenses, partially offset by an increase in revenues from services. Oncology Systems revenues from the APAC region increased in the three months ended January 1, 2021, compared to the year-ago period, primarily due an increase in revenues from hardware products and, to a lesser extent, an increase in revenues from services.
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
Proton Solutions Revenues

Revenues by sales classification	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change
Product	$17.0	$20.1	(16)%
Service	8.6	7.5	15%
Total Proton Solutions Revenues	$25.6	$27.6	(7)%
Proton Solutions revenues as a percentage of total revenues	3%	3%

Proton Solutions revenues decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to the timing of project completion and stage of progress that was partially due to COVID-19, partially offset by an increase in service revenues resulting from the increase in the number of proton centers which transitioned to service contracts.
Other Revenues
Revenues from the Other category decreased $10.2 million for the three months ended January 1, 2021, primarily driven by lower volumes from distributors in China. This business is still developing and is subject to variability in order and revenue patterns, driven in part by distributors.
Gross Margin

Dollars by segment	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change
Oncology Systems	$353.1	$353.0	—%
Proton Solutions	0.5	—	n/m
Other	5.4	13.8	(61)%
Gross margin	$359.0	$366.8	(2)%
Percentage by segment
Oncology Systems	47.4%	45.1%
Proton Solutions	1.8%	n/m
Other	62.0%	72.8%
Total Company	46.1%	44.2%
Percentage by sales classification
Total Company - Product	32.7%	35.4%
Total Company - Service	57.9%	53.4%
Oncology Systems - Product	35.0%	36.1%
Oncology Systems - Service	57.8%	53.7%
n/m - not meaningful

Oncology Systems product gross margin percentage decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to portfolio and geographic mix. Oncology Systems service gross margin percentage increased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to lower installation and travel costs due to COVID-19.
Proton Solutions gross margin percentage increased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to the mix of projects and an increase in service revenues.
Other category gross margin percentage decreased in the three months ended January 1, 2021, compared to the year-ago period, partially due to the write-off of expired inventory.

Research and Development

	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change
Research and development	$72.2	$67.1	8%
Research and development as a percentage of total revenues	9%	8%
Research and development expenses increased $5.1 million in the three months ended January 1, 2021, compared to the year-ago period, primarily due to an increase in investments in software, flash technology, adaptive radiotherapy and other strategic programs.
Selling, General and Administrative and Acquisition-related expenses

	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change
Selling, general and administrative	$161.9	$177.0	(9)%
Acquisition-related expenses	$7.7	$12.7	(40)%
Selling, general and administrative as a percentage of total revenues	21%	21%
Acquisition-related expenses as a percentage of total revenues	1%	2%
Selling, general and administrative expenses decreased $15.1 million in the three months ended January 1, 2021, compared to the year-ago period, primarily due to cost-saving measures that were put in place in the second half of fiscal year 2020 due to the COVID-19 pandemic.

Acquisition-related expenses in the three months ended January 1, 2021, primarily includes $4.9 million in transactions costs for advisory fees related to the proposed acquisition by Siemens Healthineers. Acquisition-related expenses in the three months ended January 3, 2020, primarily includes an $8.8 million increase in the fair value of contingent consideration related to the Endocare and Alicon acquisitions in fiscal year 2019.
Other Income, Net

	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change
Interest income	$2.8	$3.0	(4)%
Interest expense	$(1.3)	$(4.7)	(72)%
Other income, net	$5.7	$4.4	31%
Interest income decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to lower income generated from our cash balances due to a decrease in interest rates. Interest expense decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to a decrease in borrowings on our Credit Facility. Other income, net, increased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to $8.6 million that was mostly due to increases in the fair value of our equity investments, partially offset by $3.8 million in foreign exchange losses.

Taxes on Earnings

	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Change
Taxes on earnings	$27.6	$23.8	17.0%
Effective tax rate	22.2%	21.0%
Our effective tax rate is higher in the three months ended January 1, 2021, compared to the year-ago period, primarily because of a shift in the geographic mix of earnings, partially offset by a greater benefit from discrete items, primarily the tax benefit from an excess deduction related to stock-based compensation.

Our effective tax rate is impacted by the percentage of our total earnings that comes from our international regions, the mix of particular tax jurisdictions within our international regions, changes in the valuation of our deferred tax assets or liabilities, and changes in tax laws or interpretations of those laws. We expect that our effective tax rate may experience increased fluctuations from period to period. See Note 10, "Income Taxes," of the Notes to the Consolidated Financial Statements in our 2020 Annual Report.

Net Earnings Per Diluted Share

	Three Months Ended
	January 1, 2021	January 3, 2020	Percent Change
Diluted net earnings per share	$1.05	$0.96	9%

Net earnings per diluted share increased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to an increase in operating earnings, gains from equity investments, partially offset by an increase in the effective tax rate in the first quarter of fiscal year 2021.

Gross Orders

Gross orders by segment	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change
Oncology Systems	$789.4	$773.8	2%
Proton Solutions	55.6	25.9	114%
Other	8.7	18.9	(54)%
Total Gross Orders	$853.7	$818.6	4%
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

Oncology Systems Gross Orders

Gross orders by geographical region	Three Months Ended
(Dollars in millions)	January 1, 2021	January 3, 2020	Percent Change	Constant Currency
Americas	$346.9	$359.5	(4)%	(3)%
EMEA	286.0	236.7	21%	18%
APAC	156.5	177.6	(12)%	(14)%
Total Oncology Systems Gross Orders	$789.4	$773.8	2%	1%

North America	$325.5	$326.8	—%	(1)%
International	463.9	447.0	4%	1%
Total Oncology Systems Gross Orders	$789.4	$773.8	2%	1%
The Americas Oncology Systems gross orders decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to a decrease in hardware and software product orders. EMEA Oncology Systems gross orders increased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to an increase in hardware product orders. APAC Oncology Systems gross orders decreased in the three months ended January 1, 2021, compared to the year-ago period, primarily due to a decrease in hardware and software product orders.
The trailing 12 months' growth in gross orders for Oncology Systems at the end of the first quarter of fiscal year 2021 and at the end of each of the previous three fiscal quarters was:

	Trailing 12 Months Ended
	January 1, 2021	October 2, 2020	July 3, 2020	April 3, 2020
Americas	(9)%	(7)%	2%	4%
EMEA	(3)%	(6)%	(1)%	9%
APAC	—%	6%	(1)%	(2)%
North America	(8)%	(7)%	2%	3%
International	(4)%	(2)%	(1)%	5%
Total Oncology Systems Gross Orders	(5)%	(4)%	1%	5%
Consistent with the historical pattern, we expect that Oncology Systems gross orders will continue to experience regional fluctuations. We expect that that customer financial constraints, foreign currency headwinds, and uncertainty around the COVID-19 pandemic may lead our customers to continue to defer capital equipment purchases for a significant portion of fiscal year 2021, which will have an adverse effect on Oncology Systems gross orders in fiscal year 2021. Over the long-term, we expect international gross orders, specifically from emerging markets, will grow as a percentage of overall orders. Oncology Systems gross orders are affected by foreign currency fluctuations, which could impact the demand for our products. In addition, government programs that stimulate the purchase of healthcare products could affect the demand for our products from period to period, and could therefore make it difficult to compare our financial results.
Proton Solutions Gross Orders
Proton Solutions gross orders increased $29.7 million in the three months ended January 1, 2021, compared to the year-ago period, mostly due to a larger proton therapy system order in the first quarter of fiscal year 2021 compared to the prior year period.
Other Category Gross Orders
The Other category gross orders decreased $10.2 million in the three months ended January 1, 2021, compared to the year-ago period, primarily driven by lower volumes from distributors in China. This business is still developing and is subject to variability in order and revenue patterns, driven in part by distributors. Gross orders from the Other category are related to our Interventional Solutions business.

Backlog
Backlog is the accumulation of all gross orders for which revenues have not been recognized but are still considered valid. Backlog is stated at historical foreign currency exchange rates and revenue is released from backlog at current exchange rates, with any difference recorded as a backlog adjustment. At January 1, 2021, total Company backlog was $3.4 billion, an increase of 2% compared to the backlog at January 3, 2020. Our Oncology Systems backlog at January 1, 2021 was 1% higher than the backlog at January 3, 2020, which reflected an increase of 7% from our international region, offset by a decrease of 6% from our North America region. Proton Solutions backlog was approximately $263 million at January 1, 2021.
We perform a quarterly review to verify that outstanding orders in the backlog remain valid. Aged orders that are not expected to ultimately convert to revenues are deemed dormant and are reflected as a reduction in the backlog amounts in the period identified. Backlog adjustments are comprised of dormancies, cancellations, foreign currency exchange rate adjustments, backlog acquired from our acquisitions, and other adjustments. Gross orders do not include backlog adjustments. Backlog adjustments totaled a net reduction of $88.1 million in the three months ended January 1, 2021, compared to a net reduction of $74.5 million in the year-ago period.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash:

(In millions)	January 1, 2021	October 2, 2020	Increase
Cash and cash equivalents	$773.3	$766.1	$7.2
Restricted cash	19.8	19.7	0.1
Total cash, cash equivalents, and restricted cash	$793.1	$785.8	$7.3
The increase in cash, cash equivalents, and restricted cash in the three months ended January 1, 2021 was primarily due to $141.4 million of cash provided by operating activities, $52.4 million in proceeds from the issuance of common stock to employees, partially offset by $145.0 million in net repayments on our credit facility, $16.8 million used for purchases of property, plant, and equipment, $10.3 million for the purchase of equity investments and notes receivable in privately-held companies, and $7.6 million used for tax withholdings on vesting of equity awards.
At January 1, 2021, we had approximately $213 million, or 28%, of cash and cash equivalents in the United States, which includes approximately $87 million in money market funds, and approximately $561 million, or 72%, of cash and cash equivalents was held abroad. In light of the changes to the U.S. federal taxation of foreign earnings in the Act, we no longer consider the earnings of our foreign subsidiaries to be indefinitely reinvested. As a result, we have accrued for the foreign and state income taxes that we expect would be imposed upon a future remittance.
As of January 1, 2021, most of our cash and cash equivalents that were held abroad were in U.S. Dollars and were primarily held as bank deposits. In addition to cash flows generated from operations, a significant portion of which are generated in the United States, we have used our credit facilities to meet our cash needs from time to time and expect to continue to do so in the future. Borrowings under our credit facilities may be used for working capital, capital expenditures, VMS share repurchases, acquisitions and other corporate purposes.

Cash Flows

	Three Months Ended
(In millions)	January 1, 2021	January 3, 2020
Net cash flow provided by (used in):
Operating activities	$141.4	$112.6
Investing activities	(27.6)	(15.1)
Financing activities	(100.2)	103.4
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(6.3)	(2.8)
Net increase in cash, cash equivalents and restricted cash	$7.3	$198.1
Our primary cash inflows and outflows were as follows:
•In the three months ended January 1, 2021, net cash provided by operating activities was $141.4 million compared to $112.6 million in the three months ended January 3, 2020. The $28.8 million increase in net cash from operating activities was driven by a $21.4 million increase in the net change from operating assets and liabilities, and a $7.9 million increase in net earnings, partially offset by a $0.5 million decrease in non-cash items.
•The major contributors to the net change in operating assets and liabilities, net of effects of acquisitions, in the three months ended January 1, 2021, were as follows:
◦Trade and unbilled receivables decreasing $29.1 million, primarily due to higher collections of receivables in Proton Solutions.
◦Deferred revenues increasing by $70.9 million primarily due to an increase in billings ahead of revenue recognition in Oncology Systems and receipt of down payments in Proton Solutions; and
◦Accounts payable increasing $8.0 million, primarily due to the timing of payments at the end of December;
Partially offset by,
◦Inventory increasing $52.5 million, primarily due to an increase in raw materials and finished goods driven by a ramp up in production in Oncology Systems and strategic inventory produced due to scheduled lapses of certain tariff exclusions at the end of calendar year; and
◦Accrued liabilities and other long-term liabilities decreasing $64.2 million, primarily due to the timing of payments processed for accrued compensation.
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product shipments, product installation or customer acceptance, collection of accounts receivable, inventory management, contracts with extended payment terms, and the timing and amount of tax and other payments. For additional discussion, please refer to the “Risk Factors” in Item 1A herein and in Part I, Item 1A of our 2020 Annual Report.
•In the three months ended January 1, 2021, cash used in investing activities was $27.6 million, compared to $15.1 million in the three months ended January 3, 2020. In the three months ended January 1, 2021, cash used in investing activities primarily included $16.8 million used for purchases of property, plant and equipment, and $10.3 million for the purchase of equity and notes receivable in privately-held companies. In the three months ended January 3, 2020, cash used in investing activities primarily included $22.6 million used for purchases of property, plant and equipment, partially offset by $9.2 million in proceeds from the sale of an equity investment.
•In the three months ended January 1, 2021, cash used in financing activities was $100.2 million, compared to $103.4 million provided by financing activities in the three months ended January 3, 2020. In the three months ended January 1, 2021, cash used in financing activities primarily included $145.0 million in net repayments on our credit facility and $7.6 million used for tax withholdings on vesting of equity awards, partially offset by $52.4 million in proceeds received from stock option exercises and employee stock purchases. In the three months ended January 3, 2020, cash provided by financing activities primarily included $132.0 million in net borrowings from our credit facility and $19.7 million in proceeds received from stock option exercises and employee stock purchases, partially offset by

$43.8 million used for the repurchase of VMS common stock, and $3.6 million used for tax withholdings on vesting of equity awards.
Revolving Credit Facility
The following table summarizes our short-term borrowings:

(Dollars in millions)	January 1, 2021		October 2, 2020
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Revolving Credit Facility	$210.0	1.18%	$355.0	1.18%
Total short-term borrowings	$210.0		$355.0

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

Days Sales Outstanding
Our Oncology Systems trade and unbilled receivables days sales outstanding (“DSO”) increased to 118 days at January 1, 2021, from 112 at January 3, 2020. Our accounts receivable and DSO are impacted by a number of factors, primarily including: the timing of product shipments, product installation or customer acceptance, collections performance, payment terms, the mix of revenues from different regions, and the effects of economic instability. Proton Solutions' DSO is not meaningful because it is highly variable. Trade and unbilled receivables from our Other category are not material. As of January 1, 2021, approximately 9% of our net trade and unbilled receivables balance was related to customer contracts with remaining terms of more than one year.
Share Repurchase Program
We repurchased shares of VMS common stock during the periods presented as follows:

	Three Months Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020
Number of shares	—	0.3
Average repurchase price per share	$—	$139.7
Total cost of shares repurchased	$—	$46.4

In November 2016, the VMS Board of Directors authorized the repurchase of an additional 8.0 million shares of VMS common stock commencing on January 1, 2017. As of January 1, 2021, approximately 1.6 million shares of VMS common stock remained available for repurchase under the November 2016 authorization. At the beginning of our third quarter of fiscal year 2020, due to the COVID-19 pandemic, as a precautionary measure we paused our share repurchase program.
Stock repurchases may be made in the open market, in privately negotiated transactions (including accelerated share repurchase programs), or under Rule 10b5-1 share repurchase plans, and also may be made from time to time or in one or more larger blocks. All shares that were repurchased under our share repurchase programs have been retired.
Contractual Obligations
Long-term income taxes payable includes the liability for uncertain tax positions, including interest and penalties, and the noncurrent portion of the one-time transition tax on unremitted foreign earnings under the Act. As of January 1, 2021, our liability for uncertain tax positions was $49.5 million, of which we do not anticipate making any payments in the next 12 months. We are unable to reliably estimate the timing of the remainder of future payments related to uncertain tax positions; we believe that existing cash and cash equivalents, cash to be generated from operations, and current or future credit facilities will be sufficient to satisfy any payment obligations that may arise related to our liability for uncertain tax positions. We have elected to pay the one-time transition tax over a period of eight years as follows: 8% per year for each of the first five years and 15%, 20%, and 25%, in years six through eight, respectively. As of January 1, 2021, the noncurrent portion of the one-time transition tax on unremitted foreign earnings was $122.3 million.
See Note 8, "Commitments and Contingencies," of the Notes to the Condensed Consolidated Financial Statements for further information about contractual obligations regarding lease arrangements.
Except for the item discussed above, there has been no significant change to the other contractual obligations we reported in our 2020 Annual Report.
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
Off-Balance Sheet Arrangements
In conjunction with the sale of our products in the ordinary course of business, we provide standard indemnification of business partners and customers for losses suffered or incurred for property damages, death and injury and for patent, copyright or any other intellectual property infringement claims by any third parties with respect to our products. The terms of these indemnification arrangements are generally perpetual. Except for losses related to property damages, the maximum potential amount of future payments we could be required to make under these arrangements is unlimited. As of January 1, 2021, we have not incurred any significant costs to defend lawsuits or settle claims related to these indemnification arrangements. As a result, we believe the estimated fair value of these arrangements is minimal.
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

From time to time, we are required to provide letters of credit, surety bonds and bank guarantees to support certain obligations that arise in the ordinary course of business and in some cases, in place of pledging cash collateral. There has been no significant change to the balance of these outstanding instruments from what we reported in our 2020 Annual Report.

Recent Accounting Standards Adopted or Updates Not Yet Effective
See Note 1, "Summary of Significant Accounting Policies," of the Notes to the condensed consolidated financial statements for a description of recent accounting standards, including the expected dates of adoption and the estimated effects on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to three primary types of market risks: credit risk and counterparty risk, foreign currency exchange rate risk and interest rate risk. Our exposures to credit risk and counterparty risk, foreign currency exchange risk and interest rate risk have not changed materially since October 2, 2020. For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2020 Annual Report.
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
(b)Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings and claims that are discussed in Note 8, "Commitments and Contingencies," to the Condensed Consolidated Financial Statements, which discussion is incorporated by reference into this item.
Item 1A. Risk Factors
There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended October 2, 2020, except as follows:
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

In addition, a lack of an effective COVID-19 response by U.S. and foreign governments, including with respect to vaccination programs and emergence of variants in the virus, could result in significant increases to the duration and severity of the pandemic in the United States and other countries and could have a corresponding negative impact on our business. The extent to which the COVID-19 global pandemic and measures taken in response to it will continue to impact our business, results of operations and cash flows and financial condition will depend on future developments, which are highly uncertain and are difficult to predict. These developments include, but are not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or address its impact, including vaccination programs, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

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
(c)Not applicable
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description

10.1
Letter Agreement between the Registrant and J. Michael Bruff, effective as of November 25, 2020 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Form 8-K Current Report filed as of November 27, 2020, File No. 1-7598).

10.2
Letter Agreement between the Registrant and Christopher A. Toth, effective as of November 25, 2020 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Form 8-K Current Report filed as of November 27, 2020, File No. 1-7598).

31.1*	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended January 1, 2021: (i) Condensed Consolidated Statements of Earnings, (ii) Condensed Consolidated Statements of Comprehensive Earnings, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Equity, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2021, formatted in Inline XBRL

*	Filed herewith
**	Furnished, not filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VARIAN MEDICAL SYSTEMS, INC.
(Registrant)

Dated:	February 9, 2021	By:	/s/ J. MICHAEL BRUFF
J. Michael Bruff
Senior Vice President, Finance and
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)